Form 10KSB
period 1995-12-31
AMERICAN FINANCIAL HOLDING INC /DE
filed 1996-11-04
CIK 357097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                        COMMISSION FILE NUMBER: 0-12666

                 AMERICAN FINANCIAL HOLDING, INC.
               (Exact name of registrant as specified in charter)

           DELAWARE                               87-0458888
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

225 SOUTH 200 WEST, NO. 302, P.O. BOX 683, FARMINGTON, UTAH 84025-0683
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:(801) 451-9580
                                          Telecopy:(801) 451-9582

Securities registered pursuant to Section 12(b) of the Act:

          Title of Class        Name of each exchange on which registered
               NONE                          NONE

Securities registered pursuant to Section 12(g) of the Act:
                            COMMON STOCK, PAR VALUE $0.01
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]  No    x

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $4,759,000

As of October 10, 1996, the Registrant had outstanding 4,232,399 shares of its common stock, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1990): NONE.

Transitional Small Business Disclosure Format (Check one): Yes  [ ]  No    x

                                  SPECIAL NOTE

     THIS ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, OF AMERICAN FINANCIAL HOLDING, INC. (THE "COMPANY"), IS BEING FILED IN OCTOBER 1996, SUBSTANTIALLY AFTER ITS DUE DATE. THIS REPORT SHOULD BE READ IN CONJUNCTION WITH OTHER PERIODIC REPORTS REPORTING EVENTS OCCURRING AFTER DECEMBER 31, 1995, TO BE FILED SOON, INCLUDING QUARTERLY REPORTS ON FORM 10-QSB FOR THE FISCAL QUARTERS ENDED MARCH 31 AND JUNE 30, 1996. SUCH OTHER PERIODIC REPORTS AND THE INFORMATION SET FORTH THEREIN SHOULD BE READ IN CONJUNCTION WITH THIS ANNUAL REPORT ON FORM 10-KSB, WHICH CONTAINS INFORMATION AS OF DECEMBER 31, 1995, UNLESS OTHERWISE INDICATED.

                                     PART I

                        ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION AND HISTORY

     American Financial Holding, Inc. (the "Company") markets life insurance and annuity products underwritten by other insurance providers, principally its marketing subsidiary, Income Builders, Inc. ("Income Builders").

     The Company, through Income Builders, acts as an independent field marketing organization for LifeUSA Holding, Inc. ("LifeUSA"), and has been a leading national producer for LifeUSA for combined premium and life premium sales in recent years. It is the goal of management to acquire, manage, and fund the operations of a financial services holding company with broad-based marketing of life insurance and annuities, including the products of other insurance companies and ultimately the Company's own products. In connection with the acquisition of Income Builders as a wholly-owned subsidiary, the Company agreed to use its best efforts to seek additional equity financing to fund the expansion of Income Builders. (See "Acquisition of Income Builders" below.)

     In 1995, The Company organized American Financial Reinsurance, Inc. ("AF Reinsurance"), as a wholly-owned subsidiary of Triad Financial Systems, Inc. ("Triad"), a subsidiary of the Company, which was granted a charter by the Arizona Insurance Department to conduct business as a reinsurance company in that state and to coinsure a portion of the products sold by the Company. AF Reinsurance has entered into coinsurance and reinsurance agreements with Massachusetts General Life Insurance Company and its affiliated insurance companies, particularly Life Partners Group, Inc., an Englewood, Colorado-based insurance group (together, "Mass General"), which was recently acquired by Conseco, through which they may cede back to the Company a portion of the life insurance and annuity cession allowances coverage marketed by the Company, as discussed below. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     Unless the context otherwise requires, when used herein, the term "Company" refers to the Company and its operating subsidiaries, Income Builders and Triad, and Triad's subsidiary, AF Reinsurance.

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN-SHORTAGE OF WORKING CAPITAL
 AND CONTINUING LOSSES

     The Company has extremely limited working capital, no credit lines, and
insufficient revenue to meet its operating requirements.   For the years ended
December 31 1995 and 1994, the Company suffered net losses applicable to common stockholders of $696,000 and $687,000, respectively, and as of December 31, 1995, had an accumulated deficit of $7,400,000. At December 31, 1995, the Company had a stockholders' deficit of $503,000. The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. The Company has been dependent solely upon cash provided by financing activities to fund its operations. The principal sources of capital from outside sources during the preceding years has been receipts from the sale of securities. All of the foregoing raises substantial concerns respecting the ability of the Company to continue as a going concern.

     The Company's operating plan for the balance of 1996 and into 1997 is dependent upon the receipt of additional funding from equity financing. The Company received $472,000 from its sale of common stock during 1995 as well as $439,000 in net proceeds through the sale of preferred stock of its wholly-owned subsidiary. There can be no assurance that the Company will be able to sell additional equity securities in the future to meet its capital requirements.

     The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if the Company were unable to continue as a going concern. See "FINANCIAL STATEMENTS: Note 10."

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

     This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," believe," "estimate," expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

BUSINESS STRATEGY

     The Company's business strategy is to grow by (i) expanding its marketing organization, (ii) reinsuring and coinsuring through AF Reinsurance an increasing amount of the insurance products that its independent contractor agents sell, and (iii) acquiring portfolios of insurance in force and life insurance companies with established products, markets, or other insurance opportunities. The Company will require substantial amounts of additional equity financing to fully implement this strategy.

     The Company expands its marketing organization by recruiting through a national campaign for new agents and regional seminars designed both to increase the number of general agencies under contract as well as to enhance the productivity of those general agencies already under contract. In addition, the Company is seeking alliances with additional marketing organizations that market both LifeUSA and other products and with other insurance underwriters that offer additional insurance products that can be sold through the Company's marketing organization.

     The organization of AF Reinsurance in order to reinsure and coinsure life insurance policies and annuities presently sold by the Company's marketing organization was an initial step in the Company's long-term strategy of developing an insurance underwriting capability. THE COMPANY DOES NOT NOW ISSUE ITS OWN LIFE INSURANCE POLICIES OR ANNUITIES, BUT SELLS SEVERAL PRODUCTS UNDERWRITTEN BY OTHERS. AS WARRANTED, THE COMPANY WILL SEEK REINSURANCE AND COINSURANCE TREATIES WITH INSURANCE CARRIERS FOR PRODUCTS THAT ARE NEW OR, IF NECESSARY, REPLICATE PRODUCTS WHEN THE TERMS ARE MORE ATTRACTIVE THAN THOSE CURRENTLY MARKETED.

     The Company investigates opportunities for acquisitions and the availability of required funding and will consider an acquisition when most of its acquisition criteria can be met, depending on the availability of required funding. Key considerations include (i) an acquisition price that reflects little, if any, goodwill; (ii) a book of business that is both profitable and properly underwritten; (iii) licenses to sell insurance products in states in which the Company is not currently authorized but finds attractive; (iv) a management, sales force, or facilities that the Company would like to acquire;
(v) insurance and annuity products that are attractive; (vi) an investment portfolio that is sound and properly valued; and (vii) an absence of contingent liabilities or regulatory problems. To date, the Company has not been successful in attracting funding to enable it to complete acquisitions.

     The Company's long-term goal is to write new insurance products that are tailored to meet the market needs of the Company's marketing organization. The Company intends to expand and diversify the array of products for its agents to cross sell to their clients. The Company will reinsure these new insurance products in an effort to penetrate the market with new products while minimizing the impact on its surplus.

     There can be no assurance, of course, that the Company will be able to implement its long-term business strategy, identify any acquisition target, or complete any acquisition, obtain required expansion capital, or achieve profitable operations.

     As the Company acquires insurance carriers, it will be subject to the regulation and supervision by the states in which it transacts business.

PRODUCT LINES

     The Company markets life insurance and annuity products underwritten by unrelated insurance companies. Most products marketed by the Company, however, are presently underwritten by LifeUSA. LifeUSA currently underwrites approximately 12 life insurance and annuity products, of which the Company has primarily marketed the Accumulator 8 Series of Annuities and Universal Annuity Life I and III policies.

     As the Company implements its reinsurance arrangement through AF Reinsurance as discussed below under "AF Reinsurance," it intends to offer additional insurance, annuity and specialty products developed by Mass General and other insurance companies through marketing, reinsurance, or other arrangements with such companies.

MARKETING

     The Company sells life insurance and annuity products underwritten by other insurance providers exclusively through agents under an independent contractor relationship. These individuals may be agents of other life insurance companies or independent insurance brokers. The relationship can be terminated by either party on specified notice. The Company does not intend to have career agents who sell life insurance exclusively for it. Relying upon independent agents allows the Company to expand its sales force without significant expense, but it does require that the Company obtain the right to market competitive products, as the independent agents customarily handle product lines of several different insurance companies. The Company recruits and trains the independent agents in its specific marketing approach to selling life insurance and annuities.

     As of December 1996, the Company had contracted with over 5,500 independent contractor-agents to participate in its marketing organization, with 1995 annual premium production of over $42,000,000. Since December 31, 1995, the Company, in conjunction with LifeUSA, has initiated a program to terminate its marketing relationship with agents that have not generated premiums within the preceding 24 months, which has reduced to approximately 2,600 the number of active independent contractor-agents as of October 20, 1996.

     It is customary for insurance companies which market products through independent agents to advance to certain agents, at the time the policy is issued, a substantial portion of the first year commission payable to the agent even if the policy holder pays the first year insurance premium in monthly installments. Annualization of the first year commissions provides the agent with funds to meet operating needs. The insurance providers that underwrite the products marketed by the Company typically advance up to an aggregate of 50% to 75% of the agent's first year commissions on submission of an insurance application and/or issuance of the policy. The commission advances are credited against the agent's account as policy premiums are received by the underwriter and the agent earns the related commission. If an application for insurance is rejected or the policy holder discontinues the policy prior to the thirteenth month, an appropriate amount is charged back against the agent's account. As a consequence, the Company assumes certain credit risks because the selling agent could cease further sales of Company products or policies could lapse before earned premiums are sufficient to pay the agent's indebtedness. The Company is required to repay commission advances only if the agent cannot. Historically, the Company has not been required to reimburse any material amount of unearned commissions.

AF REINSURANCE

     Triad organized AF Reinsurance as a wholly-owned subsidiary under the laws of Arizona. After obtaining initial capitalization, as discussed below, AF Reinsurance applied for and was granted, effective November 24, 1995, by the Arizona Insurance Department a Certificate of Authority to operate as a reinsurance company in Arizona, initially for the purpose of initiating the Company's reinsurance program with Mass General and LifeUSA of Minneapolis, Minnesota.

     The Company obtained an aggregate of $864,000 in initial capital and surplus for AF Reinsurance, consisting of $439,000 in net proceeds from the sale of 8% Payable in Cash and in Kind Cumulative Convertible Preferred Stock of Triad ("Triad Preferred Stock") and $425,000 in proceeds from a subordinated surplus debenture issued to Mass General, consistent with its practice of assisting associated reinsurance carriers in meeting their surplus requirements. The Company believes that such capital and surplus will be sufficient to initiate the expected reinsurance business of AF Reinsurance, if the Company is able to launch successfully its planned marketing program.

     AF Reinsurance is now preparing to implement the reinsurance arrangement with Mass General for various life insurance products underwritten by Mass General and to be marketed through the Company's marketing organization and proceed with its other plans for expansion and diversification. AF Reinsurance also intends to implement a reinsurance arrangement with LifeUSA for annuity and other products underwritten by it. There can be no assurance that such a reinsurance arrangement can be reached, that reinsurance arrangements with insurance companies can be implemented effectively through AF Reinsurance without substantially impacting its capital and surplus, thus requiring the infusion into AF Reinsurance of additional funding, that such business will result in gross operating margins to AF Reinsurance, that Triad will be able to meet its debt service obligations on its outstanding debentures, or that such activities will in general be profitable.

     In order to implement the reinsurance program with Mass General, the Company is now developing a program to introduce Mass General's products for sale through the Income Builders independent contractor sales force on a limited basis. Depending on the level of production, under its agreement with Mass General the Company will receive a cede back of 33.3% of the annualized premium produced for Mass General and assume 33.3% of the related policy obligations. The Company would benefit from additional capital to fund a marketing program throughout its sales organization and intends to allocate a portion of additional funding, to the extent received, for this purpose. There can be no assurance that the Company will be able to launch an effective marketing program without substantial amounts of additional funding or that such marketing program will be successful even if funded and undertaken. Further, there can be no assurance that the terms of the Company's existing reinsurance arrangements will result in a financial return to the Company.

     While planning the product offerings and marketing effort for Triad, in 1995 it agreed to market a product underwritten by American Physicians Life ("APL"), Columbus, Ohio, and agreed that it would pay APL an amount equal to 10% of the amount by which $1,000,000 exceeded the premium for the APL product generated by the Company by September 30, 1996. Because of the inadequate funding of Triad, the Company was unable to initiate marketing of the APL product and generated no premium income under the APL agreement. Accordingly, APL has demanded that the Company pay APL $100,000. In lieu of such payment, the Company has agreed to repurchase for $224,000 the shares of Triad Preferred Stock that APL purchased in 1995 for $200,000, plus dividends, payable in four equal consecutive monthly installments commencing in October 1996. Upon completion of the repurchase, the $100,000 claim will be canceled. The Company still intends to introduce the APL product to independent contractor agencies recruited in the future

REGULATION

     The insurance industry is subject to regulation and supervision by the states in which business is transacted. The laws of the various states establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, filing premium rates on certain business, setting reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus, and prescribing the maximum concentration of certain classes of investment held by insurance companies.

     Most states have also enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary and intercorporate dividends, the terms of surplus debentures, the terms of affiliated transactions, and other related matters. Recently, increased scrutiny has been placed on the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. Insurance departments in the various states require insurance companies to make annual and quarterly filings. These statutory filings require classifications of investments and the establishment of mandatory reserves.

     AF Reinsurance is subject to the jurisdiction of the Arizona Department of Insurance and is required to comply with its rules and regulations, to file specified reports, and to be subject to examination of its books and records.

COMPETITION

     The insurance industry is highly competitive. The Company is subject to intense competition in its current operations and is expected to have similar competition in the areas of its future planned expansion. There are many insurance companies offering a variety of insurance products, and in order to obtain competitive product lines, the Company must continue to perform at a high level. The Company is dependent on its ability to attract and retain productive independent agents to sell its products. The Company pays customary and competitive commissions, but competition among insurance companies is intense for independent agents with demonstrated ability. There can be no assurance that the Company will be able to continue to attract and retain productive independent agents.

PERSONNEL

     The Company has four employees, all of whom are officers and directors of the parent company, American Financial Holding, Inc., and three of whom are executive officers and directors of Income Builders, Inc. In addition to its employees, the Company contracts with regional independent agencies and insurance salesmen on an independent contractor basis as discussed above. See "Marketing."

                        ITEM 2.  DESCRIPTION OF PROPERTY

     The Company maintains its principal executive offices at 225 South 200 West, Suite 302, Farmington, Utah 84025-0683. These offices are located in approximately 1,000 square feet of office space that the Company currently rents from an unrelated third party under an oral month-to-month rental agreement.

     The operations of Income Builders are conducted from approximately 2,000 square feet of office space located at 42 East Claybourne Avenue, Salt Lake City, Utah 84115, that are rented on a month-to-month basis.

                           ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings, and, except as noted below, no such proceedings have been threatened by or, to the best of its knowledge, against it.

     On October 9, 1996, the Company was advised by the Enforcement Division of the Securities and Exchange Commission (the "Commission") that it is considering recommending that the Commission bring an enforcement action, which could include a civil penalty, against the Company in U.S. District Court for failing to file timely periodic reports in violation of Section 13(a) of the Securities Exchange Act of 1934 and the rules thereunder.

     In October 1996 the Company also received a request for the voluntary production of information to the Enforcement Division of the Commission related to the resignation of Coopers & Lybrand LLP, the dismissal of Arthur Andersen LLP, and the appointment of Jones, Jensen & Company as the Company's independent accountant and the reasons therefor. In addition, the Company is requested to provide certain information respecting its previous sales of securities.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a meeting of its shareholders during the quarter ended December 31, 1995.

                                    PART II

                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     There has been no established, consistent trading market for the Company's common stock during significant portions of the preceding two years. Although the Company has learned of various isolated transactions, apparently at prices negotiated in the individual circumstances, there is no reliable information from which to present data respecting regular trading prices and market activity.

     Since late 1991, the common stock of the Company has been listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc., system ("EBB") under the symbol "ANFH". Quotations have been published only intermittently during this period. However, the trading volume of the common stock of the Company is limited, creating significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. Consequently, the price of the common stock in the trading market fluctuates dramatically over short periods as a result of factors unrelated to the business activities of the Company.

     Because of the lack of specific transaction information and the Company's belief that quotations are particularly sensitive to actual or anticipated volume of supply and demand, the Company does not believe that quotations are reliable indicators of a viable trading market for the Company's common stock. In this limited market, brokers typically publish no fixed quotations to purchase a minimum number of shares at a published price, but express a willingness to buy or sell the stock and from time to time complete transactions
in the securities at negotiated prices.   As of October 30, 1996, the Company's
common stock was quoted, subject to the foregoing limitations and qualifications, at $0.375 bid, $1.00 asked. The foregoing bid quotations do not reflect dealer mark-ups, mark-downs, brokerage commissions, or other charges and do not reflect actual transactions.

     As of October 10, 1996, there were 4,232,399 shares of common stock issued and outstanding, held by approximately 700 shareholders.

     The Company has not paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN-SHORTAGE OF WORKING CAPITAL
 AND CONTINUING LOSSES

     The Company has extremely limited working capital, no credit lines, and
insufficient revenue to meet its operating requirements.   For the years ended
December 31 1995 and 1994, the Company suffered net losses applicable to common stockholders of $696,000 and $687,000, respectively, and as of December 31, 1995, had an accumulated deficit of $7,400,000. At December 31, 1995, the Company had a stockholders' deficit of $503,000. The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. The Company has been dependent solely upon cash provided by financing activities to fund its operations. The principal sources of capital from outside sources during the preceding years has been receipts from the sale of securities. All of the foregoing raises substantial concerns respecting the ability of the Company to continue as a going concern.

     The Company's operating plan for the balance of 1996 and into 1997 is dependent upon the receipt of additional funding from equity financing. The Company received $472,000 in net proceeds from its sale of common stock during 1995 as well as $439,000 in net proceeds through the sale of preferred stock of its wholly-owned subsidiary. There can be no assurance that the Company will be able to sell additional equity securities in the future to meet its capital requirements. The Company is relying on the sale of common stock and borrowings, if available, to provide the $224,000 required to repurchase Triad Preferred Stock from APL and cancel its $100,000 claim.

     The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if the Company were unable to continue as a going concern. See FINANCIAL STATEMENTS: Note 10.

     The Company incurred in 1995 and previous years, and continues to incur, substantial costs in connection with its now abandoned efforts to acquire, and its completed efforts to organize, a chartered insurance company subsidiary and to fund planned expansion in order to retain coinsurance revenue from the established life insurance and annuity production of Income Builders. A substantial portion of such acquisition and organization costs was for fees for outside consulting and professional fees that will be eliminated or substantially reduced in the future.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1995, the Company experienced negative cash flow from operating activities of $459,000, compared with negative cash flow from operating activities of $149,000 in 1994. The increased cash required to fund operating activities in 1995 as compared to 1994 is principally due to the increased operating loss in 1995.

     During 1995, the Company financed its cash flow requirements for operating activities through $472,000 in net proceeds from the sale of its common stock, $439,000 in net proceeds from the issuance of preferred stock, and $425,000 from issuance of long-term debt.

     The Company holds promissory notes receivable from executive officers and directors who are also stockholders aggregating approximately $2,606,000. See
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.   For financial
reporting purposes, the Company has recorded reserves aggregating $2,222,000 against these notes based on management's conclusion that the ultimate collectibility of certain of these notes was uncertain. The remaining balance of these notes is reflected as contra equity as opposed to an asset in the Company's balance sheet. The stockholders continue to be obligated to repay the full amount of these notes, including accrued interest, and management believes the remaining net stockholders' notes receivable of approximately $384,000, after deducting the above reserves, are realizable based on the availability of stockholders' personal financial resources. See FINANCIAL STATEMENTS: Note 9. The Company does not expect that payments under these notes will provide capital during the next 12 months.

CAPITAL REQUIREMENTS

     The Company believes that the initial capitalization of AF Reinsurance is sufficient for the subsidiary to begin operations, although the Company is seeking additional funding in order to launch its new product introduction and marketing expansion and, in general, to form a broader base for planned activities. In addition to funding for AF Reinsurance, the Company would benefit from additional funds to cover accrued liabilities and accounts payable inasmuch as most of the Company's $1,219,000 in current liabilities were past due at December 31, 1995,to pay ongoing operating losses, and to provide funds for additional marketing by Income Builders.

     In light of the organization of AF Reinsurance, the Company desires to continue to expand its marketing organization and acquire additional insurance company assets. The Company will require additional equity or debt capital to fund this expansion, and there can be no assurance that such funding will be available on terms viable to the Company.

     As of September 30, 1996, Triad had issued and outstanding 52,138 shares of Triad Preferred Stock with a liquidation preference of $12 per share, or an aggregate of $625,656 (without giving effect to the proposed repurchase of shares from APL discussed above), and AF Reinsurance had outstanding $425,000 in principal amount of surplus debentures, bearing interest at 7.66% per annum, due quarterly, with annual principal payments of $42,500 due annually, commencing September 30, 1996. All principal and interest payments required through October 20, 1996, have been paid. The Company may elect to utilize proceeds from these surplus debentures, which form a portion of the surplus of AF Reinsurance, to pay the principal portion of the amount due in the future.

     The Company also has converted an account payable into a promissory note aggregating $317,000 at September 30, 1996, bearing interest at 8% (12% after default) and due five days after demand, but in any event, by March 31, 1997,
for professional services rendered.   The Company does not expect that demand
will be made on this note as long as it pays for ongoing professional services and costs advanced as they are incurred on a current basis, and as long as the payee, in its sole discretion, concludes that the Company is making substantial progress toward obtaining sufficient financing to pay the note. This note is secured by a pledge of officer and director notes payable to the Company aggregating approximately $2,606,000.

     Inasmuch as the Triad offering of Triad Preferred Stock was not successful in obtaining the amount of funding anticipated, the Company has been unable to launch its product introduction and marketing effort as discussed above. Therefore, the Company is exploring other financing alternatives, including borrowings, if available, and the sale of additional equity securities. Net proceeds from such funding would be utilized to fund marketing expansion and related new product introduction, to increase the surplus of AF Reinsurance, to cover ongoing general and administrative expenses (including payments to executive officers and directors), and perhaps to reduce the outstanding Triad surplus debenture or to redeem Triad Preferred Stock. There can be no assurance that any of the Company's efforts to obtain additional funding will be successful or that the Company will be able to continue.
     As part of the Company's strategic analysis and planning, it may consider a number of corporate restructuring alternatives and may explore the possibility of separating its Triad reinsurance activities and/or Income Builders marketing organization from the holding company parent and its essentially inactive subsidiary, American Financial Marketing. There can be no assurance as to whether any such organizational restructuring will be pursued, whether it will be implemented, or the business or financial effects thereof.

CERTAIN UNCERTAINTIES

     The Company and Triad have sold securities in reliance on exemptions from registration under the Securities Act and applicable state securities laws. Management believes that the Company has materially complied with the requirements of the applicable exemptions. However, since compliance with these exemptions is highly technical, it is possible that the Company could be faced with certain contingencies based on civil liabilities resulting from the failure to meet the terms and conditions of such exemptions, which could have a material adverse impact on the Company's financial condition. Neither the Company nor Triad has received any demand from any shareholder requesting a return of his investment, damages, or other remedies in connection with the purchase of securities by such shareholder.

RESULTS OF OPERATIONS

     General and administrative expenses declined to $1,428,000 in 1995 from $1,513,000 in 1995 and 1994, or 30% and 33.6% of commission revenue in 1995 and 1994, respectively. General and administrative expenses include office expense, as well as travel, lodging, and other expenses associated with recruiting additional sales personnel, which sometimes must be increased in anticipation of increasing business. The change in general and administrative expense in 1995, as compared to 1994, was primarily due to cost-cutting measures implemented in 1995 respecting outside financial advisory services.

     Commission revenue for the year ended December 31, 1995, increased $250,000, or 5.6%, over the preceding year. The increase in 1995 commission revenue was due principally to the increase in 1995 production over the previous year. The field marketing organization grew from approximately 4,300 agents at December 31, 1994, to approximately 5,500 agents at December 31, 1995. See "ITEM 1. BUSINESS: Marketing" respecting the current program to terminate inactive agents.

     The Company generated net interest income in each of the last three years primarily attributable to interest income from stockholder receivables and interest expense from notes issued in connection with the acquisition of automobiles and real estate.

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company, including the required accountant's reports, are included following a table of contents beginning immediately following the signature page to this report.

                   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 10, 1996, the Company engaged Coopers & Lybrand LLP ("Coopers & Lybrand"), Salt Lake City, Utah, to audit and report on the Registrant's financial statements for the year ended December 31, 1995.

     On such date, the board of directors also approved the dismissal of Arthur Andersen LLP ("Arthur Andersen"), Salt Lake City, Utah, as the Registrant's previous auditors.

     The report of Arthur Andersen on the Registrant's financial statements consisting of consolidated balance sheets as of December 31, 1994, and 1993, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1994, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report contained an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

     During the Registrant's two most recent fiscal years and any subsequent interim period preceding the dismissal of Arthur Andersen, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     In June 1993, Arthur Andersen advised the Registrant of concern over material weaknesses in the Registrant's internal controls that the accountant believed could adversely affect the Registrant's ability to develop reliable financial statements. The Registrant implemented Arthur Andersen's recommendations for strengthening its internal controls. During the most recent fiscal year and the subsequent interim period preceding Arthur Andersen's dismissal, the Registrant was not advised by Arthur Andersen that internal controls necessary for the Registrant to develop reliable financial statements did not exist nor that information came to its attention that led it to no longer be able to rely on management's representations or that made it unwilling to be associated with the financial statements prepared by management.

     The Registrant has not been advised by Arthur Andersen of the need to expand significantly the scope of the Registrant's audit, nor has the Registrant been advised that during the two most recent fiscal years and the subsequent interim period preceding its dismissal, information has come to the attention of Arthur Andersen that on further investigation may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements (December 31, 1994) covered by an audit report, or (ii) cause Arthur Andersen to be unwilling to rely on management's representations or be associated with the Registrant's financial statements. The Registrant has not been advised by Arthur Andersen that information has come to its attention that it concluded materially impacts the fairness or reliability of a previously issued audit report or the underlying financial statements.

     No consultations occurred between the Registrant and Coopers & Lybrand during the two most recent fiscal years and any subsequent interim period prior to Coopers & Lybrand's appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue.

     On June 17, 1996, Coopers & Lybrand LLP ("Coopers & Lybrand") resigned as the independent accountants of American Financial Holding, Inc. (the "Company"). Coopers & Lybrand had been appointed by the Company on January 10, 1996, to audit and report on its financial statements for the year ended December 31, 1995. Coopers & Lybrand did not complete or issue any report on its audit of the December 31, 1995, financial statements of the Company.

     In connection with its resignation, Coopers & Lybrand advised the Company that information has come to its attention that, if investigated further, may materially impact the fairness or reliability of previously issued audit reports or the underlying financial statements relating to the extent of and the method of accounting for shareholder advances and stock issuance costs.

     Between the date of its appointment and dismissal, there were no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

      On July 8, 1996, the board of directors of American Financial Holding, Inc. (the "Registrant") approved the engagement of Jones, Jensen & Company, Salt Lake City, Utah, to audit and report on the Registrant's financial statements for the year ended December 31, 1995.

     No consultations occurred between the Registrant and Jones, Jensen & Company during the two most recent fiscal years and any subsequent interim period prior to Jones, Jensen & Company's appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion,or other information considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue.

                                    PART III

             ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

      NAME         AGE               OFFICE
Kenton L. Stanger  63    Chief Executive Officer,
                         President, Director
Raymond L. Punta   46    Executive Vice President,
                         Director
Chelton S. Feeny   73    Director
Ray P. Brown       52    Executive Vice President-
                         Marketing, Director
Tim L. Hansen      47    Executive Vice President-
                         Marketing, Director

     Directors are elected at the annual shareholders' meeting of the Company to serve for a period of one year and until their successors are elected and qualified. Officers serve at the pleasure of the board of directors.

     Kenton L. Stanger has served as Chairman of the Board, President, and Chief Executive Officer of the Company since 1988. From 1986 to 1988, he was President of American Financial Marketing, Inc., which was acquired by the Company in 1988. From 1969 to 1986, Mr. Stanger was Chairman, President and Chief Executive Officer of Balanced Security Corporation, a financial services holding company which owned its own life insurance and annuity marketing company, and an insurance related audio visual production company. During 1985, he also served as a director for Service Life Insurance Company. From 1965 to 1969, he was President and Chief Executive Officer of Sentinel's Southern Agency Corporation. Mr. Stanger was the District Sales Manager for Country Mutual Life and Farm Bureau Insurance Companies from 1958 to 1965. Mr. Stanger is the father-in-law of Raymond L. Punta.

     Raymond L. Punta has served as Executive Vice President and a director of the Company from 1989 through the present. From 1988 through 1989, Mr. Punta was a co-owner of American Safety Products, an entity that marketed Halon fire extinguishers, door entry systems, and other commercial and residential safety products. Mr. Punta was a national sales trainer for Novar Corporation, Barberton, Ohio, from 1984 to 1988. From 1973 to 1984, Mr. Punta served as a law enforcement officer with the San Joaquin County Sheriff's Department and the Lodi Police Department, both in California. Mr. Punta is the son-in-law of Mr. Stanger.

     Chelton S. Feeny has served as a director of the Company from 1988 through the present. Dr. Feeny was engaged in the practice of medicine between 1959 and 1988 in Ogden, Utah. Since 1989, he has been employed by the Veterans Administration Regional Office in Anchorage, Alaska. He currently serves as a member of the Finance Committee of the Ogden Surgical Society and the Alaska and Anchorage Surgical Societies.

     Ray P. Brown is Executive Vice President-Marketing and has been a director of the Company since 1989. In 1987, Mr. Brown, in conjunction with Mr. Hansen, formed Income Builders, Inc., a field marketing organization to sell life insurance and annuity products offered by LifeUSA. In 1989, Messrs. Brown and Hansen, exchanged their shares of Income Builders for shares of the Company, and Income Builders became a wholly owned subsidiary of the Company. Mr. Brown has been active in the insurance industry since 1972.

     Tim L. Hansen is Executive Vice President-Marketing and has served as a director of the Company since 1989. In 1987, Mr. Hansen, in conjunction with Mr. Brown, formed Income Builders, Inc., a field marketing organization to sell life insurance and annuity products offered by LifeUSA. In 1989, Messrs. Hansen and Brown exchanged their shares of Income Builders for shares of the Company, and Income Builders became a wholly owned subsidiary of the Company. Mr. Hansen has been active in the insurance industry since 1973.

BOARD MEETINGS AND COMMITTEES

     Members of the board of directors discussed various business matters informally on numerous occasions throughout the year. All formal actions were taken by vote in one board meeting that occurred throughout the year or by unanimous consent during 1995. The directors who are not employees received reimbursement of direct expenses incurred on behalf of the Company. Directors who are employees of the Company receive no compensation for services as directors.

     The board of directors has no standing audit or compensation committees.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year ended December 31, 1995, any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, during the most recently completed full fiscal year or prior fiscal year, except as noted in previous reports on Form 10-K and except that Chelton S. Feeny failed to report purchases of Common Stock from the Company as follows: 10,000 shares purchased on March 10, 1995; and 10,000 shares purchased on each of February 23, May 17, September 26, and November 22, 1994.

                        ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth, for each of the last three fiscal years, cash compensation received by any person serving as chief executive officer of the Company during the last preceding fiscal year and any of the four remaining most highly compensated other executive officers whose salary and bonus for all services in all capacities exceeded $100,000 for the most recent fiscal year.

                   SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                                    Annual Compensation            Awards        Payouts

         (a)             (b)      (c)       (d)      (e)                 (g)       (h)      (I)
                                                    Other             Securities
                                                   Annual   Restrict  Underlying            All
                         Year                      Compen-  ed Stock   Options/    LTIP    Other
                        Ended    Salary    Bonus   sation   Award(s)     SARs    Payouts  Compen-
Name and Principal       Dec.     ($)       ($)     ($)(1)     ($)      (#)(2)     ($)    sation
Position                  31                                                                ($)

Kenton L. Stanger        1995         --       -- $131,007        --          --      --       --
 Chief Executive         1994         --       -- $140,580        --          --      --       --
 Officer,
 President, Director     1993         --  $10,000 $141,049        --      75,000      --       --

Tim L. Hansen            1995   $159,394       -- $ 94,788        --          --      --       --
 Vice  President-        1994   $169,033       -- $ 46,994        --          --      --       --
 Marketing,
 Director                1993   $159,949  $58,500 $ 61,942        --      75,000      --       --

Ray P. Brown             1995   $160,565       -- $ 87,000        --          --      --       --
 Vice President-         1994   $173,781       -- $ 47,220        --          --      --       --
 Marketing,
 Director                1993   $159,949  $58,500 $ 63,277        --      75,000      --       --

Raymond L. Punta         1995         --       -- $ 94,149        --          --      --       --
 Executive Vice-         1994         --       -- $106,040        --          --      --      (3)
 President
 Director                1993         --  $10,000 $ 90,989        --      75,000      --      (3)


(1) During 1995 and prior years, the Company made personal loans to the four named executive officers and directors in the amounts set forth as "Other Annual Compensation," which includes interest accrued during the year on the unpaid balance of amounts previously outstanding. Such amounts included cash advances as well as reimbursements for personal use of Company automobiles and other items. (See Note 3 respecting Mr. Punta.) (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") Further, such amounts are treated as compensation for purposes of this table, but remain an obligation payable by such persons. (See Note 9 to Notes to Consolidated Financial Statements.) The Company will offset against the amounts payable to it by such officers and directors documented expenses paid by such officers and directors from their own funds on behalf of the Company.

(2) In September 1993, the Company granted the above options to the named executives, entitling them to purchase shares of Company Common Stock through September 1998 at $1.75 per share. All such executive officers have pledged shares issuable on exercise of such options to secure their obligations to the Company to repay loans due it.

(3) In 1992, the Company purchased from an unrelated party for $106,000, a condominium in which Mr. Punta resides. The Company purchased the property in its name, made the $24,000 cash payment and makes the payments due on the mortgage note in the original principal amount of $82,000, bearing interest at 10.5% per annum, payable $722 per month, with the entire unpaid principal due July 1997. During 1993, the Company also paid a total
     of $4,537 in homeowners' association fees,   Such monthly mortgage and
     homeowners' association payments are treated as a loan advance to Mr. Punta. The Company has agreed with Mr. Punta that he may purchase the property on reimbursement to the Company of all expenditures not reimbursed by Mr. Punta to the date of purchase or not charged to loans due the Company by Mr. Punta.

     The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by each executive officer named in the Summary Compensation Table above and the last completed fiscal year end values of unexercised options and SARs, based on the average high and low price of the Company's Common Stock that day on the EBB of $2.75.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

(a)                    (b)              (c)              (d)
                                                      Number of
                                                      Securities
                                                      Underlying       Unexercised
                                                     Unexercised      InValue)ofey
                                                   Options/SARs at   Options/SARs at
                                                      FY End (#)       FY End ($)
                 Shares Acquired                     Exercisable/     Exercisable/
     Name        on Exercise (#)   Value Realized   Unexercisable     Unexercisable
                                        ($)

Kenton L. Stanger       --               --           75,000/--        $75,000/--
Tim L. Hansen           --               --           75,000/--        $75,000/--
Ray P. Brown            --               --           75,000/--        $75,000/--
Raymond L. Punta        --               --           75,000/--        $75,000/--



EMPLOYEE AGREEMENTS AND BENEFITS

     During 1996, the Company expects to provide approximately $135,000 to Kenton L. Stanger, the exact amount of which will depend on the level of activities of the Company and the results of its operations. As in previous years, a large portion of such amount may be in the form of a loan to Mr. Stanger, repayable by him. As before, the amount of any such loan to Mr. Stanger will be treated as cash compensation for financial reporting purposes but will remain a repayment obligation of Mr. Stanger. If the Company has funds available from the operation of an insurance company subsidiary that may be organized (of which there can be no assurance) or other sources, the amounts paid to Mr. Stanger may be treated as a regular salary.

     Effective July 1, 1995, the Company entered into executive employment agreements with Tim L. Hansen and Ray P. Brown at annual salaries for 1995 at the rate of $200,000 each, plus bonuses based on the income of Income Builders, provided, however, that the aggregate amount of the compensation to Messrs. Hansen and Brown in any year can in no event result in Income Builders' incurring an operating loss. Each agreement provides for a three-year term, renewed automatically each year and extended for an additional three-year term unless the Company's board of directors resolves not to extend such agreement, in which case the employment agreement will expire at the end of the then current three-year term. Within ninety (90) days after the commencement of a new fiscal year, the Company will negotiate with Messrs. Hansen and Brown to determine the amount of any increase in each individual's respective salary for such year.

     The Company provides each of its executive officers and directors who are full-time employees with health and accident insurance. In addition, the Company provides to Messrs. Hansen and Brown automobiles for business use.

     The Company reimburses its directors for costs of attending meetings of the board of directors but does not compensate its directors who are not employees.

           ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The table below sets forth information as to each person who owned of record or was known by the Company to own beneficially more than 5% of the 4,232,399 shares of issued and outstanding Common Stock of the Company as of October 20, 1996, and information as to the ownership of the Company's Common Stock by each of its directors and by its officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                         NATURE OF        NUMBER OF
         BENEFICIAL OWNERS               OWNERSHIP       SHARES OWNED      PERCENT

PRINCIPAL SHAREHOLDER

Kenton L. Stanger                      Indirect(1)             200,000        4.73%
 225 South 200 West, #302              Options                  75,000        1.74%
                                                               -------
 Farmington, Utah  84025-0683          Total                   275,000        6.38%

                                       Direct                  191,826        4.53%
Tim L. Hansen                          Indirect(2)              50,272        1.19%
 42 East Claybourne Avenue             Options                  75,000        1.74%
                                                               -------
 Salt Lake City, Utah  84115           Total                   317,098        7.36%

                                       Direct                  174,824        4.13%
Ray P. Brown                           Indirect(2)              67,002        1.58%
 42 East Claybourne Avenue             Options                  75,000        1.74%
                                                               -------
 Salt Lake City, Utah  84115           Total                   316,826        7.36%

                                       Direct                  125,000        2.95%
Raymond L. Punta                       Indirect(3)             210,579        4.98%
 225 South 200 West, #302              Options                  75,000        1.74%
                                                               -------
 Farmington, Utah  84025-0683          Total                   410,579        9.53%

San Joaquin Trust                      Direct(1)               175,000        4.13%
 Gay Stanger and Cheryl Punta,
 Trustees
 1546 North Sweetwater Lane
 Farmington, Utah  84025

Chelton S. Feeny
2925 DeBarr Street                     Direct                   98,500        2.33%
VARO-11A                               Indirect(3)             107,522        2.48%
                                                               -------
Anchorage, Alaska 99508                Total                   206,022        4.75%

DIRECTORS

 Kenton L. Stanger                     - - - - - - - - - See Above - - - - - - - -
 Tim L. Hansen                         -  - - - - -  - - See Above - - - - - - - -
 Ray P. Brown                          - - - - - - - - - See Above - - - - - - - -
 Raymond L. Punta                      - - - - - - - - - See Above - - - - - - - -
 Chelton S. Feeny                      - - - - - - - - - See Above - - - - - - - -

                                       Direct                  590,150       13.94%
ALL DIRECTORS AND EXECUTIVE            Indirect                635,375       15.01%
  OFFICERS, AS A GROUP (5 PERSONS)     Options                 300,000        6.62%
                                                             ---------
                                       Total                 1,525,525       33.66%

    ---------------
(1) Mr. Stanger is deemed to share voting and dispositive power over 175,000 shares owned by San Joaquin Trust and 25,000 shares owned by Debt Reduction Trust. The 25,000 shares held by the Debt Reduction Trust have been pledged to secure the Company's loans made to certain officers and directors. (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")
(2)  Represents shares held by self-directed retirement account.
(3) Consists of 10,579 shares owned by Mr. Punta's wife and 175,000 shares owned by San Joaquin Trust and 25,000 shares owned by Debt Reduction Trust, of which his wife is co-trustee.
(4)  Represents shares held by trust.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN LOANS

     During the preceding three fiscal years the Company has made certain personal loans to present and/or former officers and directors in lieu of paying salaries. Funds for these loans were derived through the sale of Common Stock of the Company, as discussed below. During 1991, the Company sold common stock under an understanding with a trust to contribute back to the Company the number of shares necessary to raise the funds required. The proceeds from the sale of such shares were used for loans rather than salaries to officers. These loans are currently evidenced by promissory notes dated December 31, 1995, bearing interest at 8% per annum and are due and payable 30 days following demand, but in any event by December 31, 1998. The loans of Kenton L. Stanger, Raymond L. Punta, Maxine Heap, and Howard L. Smith are secured by the accommodation pledge by Debt Reduction Trust, a trust over which Kenton L. Stanger is deemed to share voting and dispositive power, of 15,000 shares of Common Stock of the Company. The loans of Ray P. Brown and Timothy L. Hansen are secured by the accommodation pledge by Debt Reduction Trust, a trust over which Kenton L. Stanger is deemed to share voting and dispositive power, of 10,000 shares of Common Stock of the Company. In addition, each of Messrs. Stanger, Punta, Brown, and Hansen has pledged options to purchase 75,000 shares of Common Stock at $1.75 per share and the shares issuable on exercise of such options to secure repayment of his loan. For financial reporting purposes, a portion of such loans has been treated as cash compensation but remains an obligation payable by such persons. Set forth below is the name of each such borrower and the outstanding balance, including accrued interest, as of the dates indicated:

                              Balance Outstanding, December 31,

Name                              1995                1994

Kenton L. Stanger             $  738,213        $  560,942
Tim L. Hansen                    652,190           517,481
Ray P. Brown                     665,589           537,522
Raymond L. Punta                 550,147           421,419
Others                            78,910            64,307
                              ----------        ----------
                              $2,685,049        $2,101,671



     The Company will offset against the amounts payable to it by such officers and directors documented expenses paid by such officers and directors from their own funds on behalf of the Company. The terms of the foregoing transactions were not determined in arm's length negotiations.

COMMON STOCK

     During 1995, the Company sold 10,000 shares of Common Stock to Chelton Feeny, a director, for $10,000.

FINANCIAL ADVISORY SERVICES

     During 1995, the Company paid Agincourt Capital, Inc. ("Agincourt"), of which William E. Waterman, Jr., then a director, was chief executive officer. Pursuant to this agreement, the Company agreed to pay Agincourt a fee of $10,000 per month for financial advisory services plus a cash placement fee of 10% of the proceeds of financing arranged by it and reimbursement of accountable out-of-pocket expenses. Under this agreement, the Company paid Agincourt a total of $170,000, including $50,000 paid as commissions on the sale of Triad Preferred Stock.

                                    PART IV

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 (B) EXHIBITS:

     The following exhibits are included as part of this report at the location indicated:

                                 EXHIBIT INDEX

                SEC
  Exhibit    Reference
  Number       Number                Title of Document                 Location

Item 3.                  Articles of Incorporation and Bylaws

3.01             3       Certificate of Incorporation, as amended   Incorporated
                                                                    by
                                                                    Reference(1)
3.02             3       Bylaws                                     Incorporated
                                                                    by
                                                                    Reference(1)
Item 4

4.01             4       Form of Certificate Of Incorporation Of    This Filing
                         Triad Financial Systems, Inc.

4.02             4       Form of Triad Financial Systems, Inc.      This Filing
                         Designation Of Rights, Privileges, And
                         Preferences Of 8% Payable In Cash And In
                         Kind Cumulative Convertible Preferred
                         Stock

Item 10.                 Material Contracts


10.01            10      Agreement dated July 20, 1992, among       Incorporated
                         American Financial Holding, Inc., Tim L.   by
                         Hansen, and                                Reference(1)
                         Ray P. Brown, relating to Income
                         Builders, Inc., and related form of proxy

10.02            10      Financial Advisory Services Agreement      Incorporated
                         with Agincourt dated April 27, 1993        by
                                                                    Reference(2)
10.03            10      Agent Agreement between LifeUSA Insurance  Incorporated
                         Company and Income Builders; also          by
                         constitutes form of agreement used for     Reference(1)
                         each independent agent

10.04            10      Form of Secured Promissory Note of         This Filing
                         certain directors of American Financial
                         Holding, Inc., and related schedule,
                         dated as of  December 31, 1995*

10.05            10      Accommodation Stock Pledge Agreement for   Incorporated
                         Stock between American Financial Holding,  by
                         Inc., and Mick K. Stanger and Cheryl S.    Reference(1)
                         Punta, trustees of the Debt Reduction
                         Trust, dated March 31, 1992

10.06            10      Accommodation Stock Pledge Agreement for   Incorporated
                         Stock between Income Builders, Inc., and   by
                         Mick K. Stanger and Cheryl S. Punta,       Reference(1)
                         trustees of the Debt Reduction Trust,
                         dated March 31, 1992
10.7             10      Stock Purchase Agreement between Triad     Incorporated
                         Financial Systems, Inc. and Lincoln        by
                         Heritage Life Insurance Company regarding  Reference(3)
                         Modern Income Life Insurance Company
                         dated February 10, 1994

10.8             10      Form of Nonqualified Stock Option with     Incorporated
                         related schedules of options*              by
                                                                    Reference(3)
10.9             10      Form of Option Pledge Agreement and        Incorporated
                         related schedule*                          by
                                                                    Reference(3)
10.10            10      Letter agreement with Raymond L. Punta     This Filing
                         regarding condominium as revised July 17,
                         1995*

10.11            10      Executive Employment Agreement between     This Filing
                         American Financial Holding, Inc. and Ray
                         P. Brown effective July 1, 1995*

10.12            10      Executive Employment Agreement between     This Filing
                         American Financial Holding, Inc. and Tim
                         L. Hansen effective July 1, 1995*

10.13            10      Promissory Note executed by American       This Filing
                         Financial Holding, Inc., payable to
                         Kruse, Landa & Maycock, L.L.C., in the
                         amount of $350,000, dated as of September
                         30, 1996, with related  Pledge Agreement

10.14            10      Marketing Agreement between Massachusetts  This Filing
                         General Life Insurance Company, Wabash
                         Life Insurance Company, American
                         Financial Reinsurance, Inc., and American
                         Financial Marketing, Inc., dated January
                         1, 1996; including exhibits a) General
                         Agent Contract; b) Co Insurance
                         Agreement; c) Administrative Services
                         Agreement; and d) Reinsurance Agreement.

10.15            10      Form of Surplus Debenture No. 1 by         This Filing
                         American Financial Reinsurance, Inc.

10.16            10      Form of Security and Pledge Agreement      This Filing
                         between American Financial Holding, Inc.,
                         American Financial Reinsurance, Inc., and
                         Massachusetts General Life Insurance
                         Company

10.17            10      Agreement for Purchase and Sale of         This Filing
                         Preferred Shares of Triad Financial
                         Systems, Inc., dated October 22, 1996,
                         between Triad and American Physicians
                         Life Insurance Company

Item 16                  Letter on Change in Certifying Accountant

16.01            16      Letter from Arthur Andersen dated January  Incorporated
                         15, 1996                                   by
                                                                    Reference(4)
16.02            16      Letter from Coopers & Lybrand L.L.P.       Incorporated
                         dated July 8, 1996                         by
                                                                    Reference(5)
Item 21.                 Subsidiaries of the Company

21.01            21      Subsidiaries of the Company                This Filing

(1) Previously filed as exhibits to the Company's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
(2) Previously filed as exhibits to the Company's Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's current report on Form 8-K dated January 10, 1996.
(5) Previously filed as an exhibit to the Company's current report on Form 8-K dated

* IDENTIFIES MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT.


(B)  REPORTS ON FORM 8-K:

     The Company did not file a report on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated as of the 31st day of October, 1996.

                                   AMERICAN FINANCIAL HOLDING, INC.


                                   By /s/ Kenton L. Stanger, President
                                     (Principal Executive and Principal
                                     Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the 31st day of October, 1996.


                                   By /s/ Kenton L. Stanger, Director


                                   By /s/ Raymond L. Punta, Director


                                   By /s/ Ray P. Brown, Director


                                   By---------------------------------
                                        Chelton S. Feeny, Director


                                   By /s/ Tim L. Hansen, Director








                   AMERICAN FINANCIAL HOLDING, INC.
                           AND SUBSIDIARIES

                   Consolidated Financial Statements

            As of December 31, 1995 and for the Years Ended
                      December 31, 1995 and 1994





            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
American Financial Holding, Inc. and Subsidiaries
Farmington, Utah

We have audited the accompanying consolidated balance sheet of American Financial Holding, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.
 Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Holding, Inc. and Subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered losses from operations for the years ended December 31, 1995 and 1994, and has a stockholders' deficit of $444,895 as of December 31, 1995 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 10. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.



/s/ Jones, Jensen & Company
August 20, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American Financial Holding, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of American Financial Holding, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Financial Holding, Inc. and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders' deficit and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 10.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As explained in Note 2, effective December 31, 1994, the Company changed its method of accounting for investments in debt and equity securities.

/S/
ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  January 24, 1995 (except with respect to the matter discussed in the first paragraph of
  Note 8 as to which the date is July 1, 1995)

                    AMERICAN FINANCIAL HOLDING, INC.
                           AND SUBSIDIARIES
                      Consolidated Balance Sheet


                                ASSETS
                                                          December 31,
                                                          1995
CURRENT ASSETS

 Cash and cash equivalents  (Note 1)                      $  988,904
 Marketable securities (Note 2)                               88,100
 Commissions receivable                                      170,014
 Interest receivable                                           1,414

    Total Current Assets                                   1,248,432

PROPERTY AND EQUIPMENT - NET (Notes 1 and 3)                 102,601

OTHER ASSETS

 Investment in real estate                                   102,955
 Net deferred tax asset (Note 6)                             195,560
 Deposits                                                     26,804

    Total Other Assets                                       325,319

    TOTAL ASSETS                                          $1,676,352




                   AMERICAN FINANCIAL HOLDING, INC.
                           AND SUBSIDIARIES
                Consolidated Balance Sheet (Continued)


                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                          December 31,
                                                            1995
CURRENT LIABILITIES

 Accounts payable                                         $  375,795
 Commissions payable                                         170,014
 Short-term borrowings (Note 7)                               53,478
 Accrued expenses                                            281,528
 Income taxes payable                                        256,241
 Dividends payable (Note 5)                                   24,064
 Notes payable, current portion (Note 7)                      57,738

    Total Current Liabilities                              1,218,858

LONG-TERM LIABILITIES

 Notes payable (Note 7)                                      522,403

     Total Long-Term Liabilities                             522,403

     Total Liabilities                                     1,741,261

COMMITMENTS AND CONTINGENCIES (Note 8)                         -

MINORITY INTEREST (preferred stock in
 consolidated subsidiary) (Note 5)                           438,504

STOCKHOLDERS' DEFICIT

 Common stock: 20,000,000 shares authorized of $0.01
  par value, 4,232,399 shares issued and outstanding          42,324
 Additional paid-in capital                                7,354,360
 Stockholders' notes receivable, net of reserve of
  $869,255 (Note 9)                                         (383,966)
 Unrealized loss on marketable securities (Note 2)           (53,412)
 Accumulated deficit                                      (7,462,719)

     Total Stockholders' Deficit                            (503,413)

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $1,676,352



                   AMERICAN FINANCIAL HOLDING, INC.
                           AND SUBSIDIARIES
                Consolidated Statements of Operations


                                               For the Years Ended
                                                  December 31,
                                                1995           1994

COMMISSION REVENUE                             $4,759,357  $4,508,894

COMMISSION EXPENSE                              4,095,800   3,731,898
GROSS PROFIT                                      663,557     776,996

GENERAL AND ADMINISTRATIVE EXPENSES             1,486,320   1,512,901

LOSS FROM OPERATIONS                             (822,763)   (735,905)

OTHER INCOME (EXPENSE)

  Interest income                                 195,835      73,063
  Interest expense                                (32,305)    (12,526)

     Total Other Income (Expense)                 163,530      60,537

LOSS BEFORE INCOME TAXES                         (659,233)   (675,368)

INCOME TAX PROVISION (Note 6)                     (12,381)    (12,045)

LOSS BEFORE PREFERRED STOCK DIVIDEND             (671,614)   (687,413)

PREFERRED STOCK DIVIDEND                          (24,064)          -
                                               ----------  ----------
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                                  $ (695,678) $ (687,413)
                                               ==========  ==========
NET LOSS PER COMMON SHARE                      $    (0.18) $    (0.21)
                                               ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                             3,872,672   3,327,449
                                               ==========  ==========

note:the following table is split into two segments for better presentation.

                                 AMERICAN FINANCIAL HOLDING, INC.
                                         AND SUBSIDIARIES
                         Consolidated Statements of Stockholders' Deficit


                                               Additional  Stockholders'
                              Common Stock       Paid-in      Notes
                            Shares    Amount     Capital    Receivable
                         ---------  --------   ----------   ---------
Balance,
 December 31, 1993        3,039,710  $ 30,397 $ 6,364,280   $(289,751)

Sale of common stock
 at an average price per
 share of $0.89             518,590    5,186      455,999           -

Common stock issued for
 services at an average
 price per share of $1.00    85,500      855       84,645           -

Increase in deferred
 stock issuance costs, net       -         -            -           -

Loans to stockholders            -         -            -     (98,978)

Unrealized loss on
 marketable
 securities                      -         -            -           -

Net loss for
 the year ended
 December 31, 1994               -         -            -           -
                         ---------   --------   ----------   ---------
Balance,
 December 31, 1994       3,643,800   $ 36,438  $ 6,904,924  $(388,729)
                         ---------   --------   ----------   ---------

                                   Receivable  Unrealized
                          Stock    From Sale    Loss on
                         Issuance  of Common   Marketable   Accumulated
                           Costs     Stock     Securities    Deficit
                         ---------  --------   ----------   ---------

Balance,
 December 31, 1993      $ (79,999)  $  (9,800) $        -   $(6,103,692)


Sale of common stock
 at an average price per
 share of                       -           -           -             -


Common stock issued for
 services at an average
 price per share of $1.00       -           -           -             -

Increase in deferred
 stock issuance costs, net  (7,010)         -           -             -


Loans to stockholders            -          -           -             -

Unrealized loss on
 marketable
 securities                      -          -      (61,516)           -

Net loss for
 the year ended
December 31, 1994                -          -            -      (687,413)
                           ---------  --------   ----------    ---------

Balance,
 December 31, 1994        $ (87,009) $ (9,800)  $  (61,516)  $(6,791,105)
                          ---------  --------   ----------    ---------

                                               Additional  Stockholders'
                              Common Stock       Paid-in      Notes
                            Shares    Amount     Capital    Receivable
                         ---------  --------   ----------   ---------


Balance,
 December 31, 1994        3,643,800  $ 36,438  $ 6,904,924   $  (388,729)

Sale of common stock
 (net of $32,981 stock
 issuance costs) at an
 average price per share
 of $0.81                   580,765     5,808      465,744            -

Common stock issued for
 services at an average
 price per share of $1.00     7,834        78        7,756            -

Decrease in deferred
 stock issuance costs, net        -         -            -            -

Collection of note receivable     -         -            -            -

Reserve against
 stockholders'
 notes receivable                 -         -            -        4,763

Unrealized loss on
 marketable securities            -          -           -            -

Preferred stock
 dividends declared               -          -     (24,064)           -

Net loss for
 the year ended
 December 31, 1995                -          -           -            -
                           ---------  --------   ----------   ---------
Balance,
December 31, 1995          4,232,399 $  42,324  $ 7,354,360  $ (383,966)
                           ---------  --------   ----------   ---------

                                   Receivable  Unrealized
                          Stock    From Sale    Loss on
                         Issuance  of Common   Marketable   Accumulated
                           Costs     Stock     Securities    Deficit
                         ---------  --------   ----------   ---------
Balance,
 December 31, 1994      $(87,009) $ (9,800) $   (61,516) $(6,791,105)

 Sale of common
 stock (net
 of $32,981 stock
 issuance costs) at an
 average price per
 share  of $0.81               -         -            -            -

Common stock issued for
 services at an average
 price per share of $1.00      -         -            -            -

Decrease in deferred
 stock issuance costs,net 87,009         -            -            -

Collection of note receivable  -     9,800            -            -

Reserve against
 stockholders'
 notes receivable              -         -            -            -

Unrealized loss on
 marketable securities         -         -        8,104            -

Preferred stock
 dividends declared            -         -            -            -

Net loss for
 the year ended
 December 31, 1995             -         -            -     (671,614)
                        ---------  --------   ----------   ---------
Balance,
December 31, 1995       $      -   $     -    $ (53,412) $(7,462,719)
                        =========  ========   ==========   =========


                  AMERICAN FINANCIAL HOLDING, INC.
                           AND SUBSIDIARIES
                Consolidated Statements of Cash Flows

                                                    For the Years Ended
                                                        December 31,
                                                   1995              1994

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                        $(695,678)    $(687,413)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Depreciation and amortization                   21,669        23,498
     Write-off of deferred stock issuance costs           -       175,565
     Provision (benefit) for advance commission
      chargebacks                                       401        18,203
     (Benefit) provision for valuation allowance on
      marketable securities                           8,104       (61,516)
     Common stock issued for services rendered        7,834        85,500
  Change in Assets and Liabilities:
    (Increase) decrease in marketable securities     (9,764)      186,480
    (Increase) decrease in commissions receivable  (120,014)       63,478
    (Increase) decrease in interest receivable       (1,414)            -
    (Increase) decrease in other assets             (23,000)       12,948
    Increase (decrease) in accounts payable          69,280       107,911
    Increase (decrease) in commissions payable      170,014      (113,478)
    Increase (decrease) in accrued expenses          76,938        28,128
    Increase (decrease) in income taxes payable      12,081        12,045
    Increase (decrease) in dividends payable         24,064             -
                                                    -------       -------
          Net Cash Used in Operating Activities    (459,485)     (148,651)
                                                    -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                (16,570)            -
                                                    -------       -------

          Net Cash Used in Investing Activities    $(16,570)      $     -
                                                    -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of common stock               $471,552      $461,185
  Proceeds from short-term borrowings                 4,707             -
  Principal payments on short-term borrowings             -       (76,339)
  Proceeds from issuance of long-term debt          425,000             -
  Principal payments on long-term debt              (14,383)      (23,701)
  Decrease (increase) in stockholders'
   notes receivable, net                             14,563       (98,978)
  Amounts paid for stock issuance costs                   -      (182,575)
  Minority interest from issuance of preferred
   stock by subsidiary                              525,513            -
                                                    -------       -------

      Net Cash Provided by Financing Activities   1,426,952        79,592
                                                    -------       -------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               950,897       (69,059)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                   38,007       107,066
                                                    -------       -------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                       $988,904      $ 38,007
                                                   ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

  Cash paid during the year for interest           $ 32,305      $ 12,526
  Cash paid during the year for income taxes       $    300      $    300

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 During the year ended December 31, 1995, the Company traded in two automobiles with total net book value of $31,888 and related debt of $35,505 in exchange for two automobiles valued at $57,440 and related debt of $61,057.

 During the year ended December 31, 1995, the Company's subsidiary, Triad Financial Systems, Inc., declared and accrued a preferred stock dividend in the amount of $24,064.

 During the year ended December 31, 1994, the Company traded in three automobiles with total net book value of $51,638 and related debt of $57,051 in exchange for two automobiles valued at $54,539 and related debt of $59,185.

                   AMERICAN FINANCIAL HOLDING, INC.
                           AND SUBSIDIARIES
            Notes to the Consolidated Financial Statements

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization and Nature of Operations

       American Financial Holding, Inc. and its wholly-owned subsidiaries, American Financial Marketing, Inc., Income Builders, Inc., Triad Financial Systems, Inc. and American Financial Reinsurance, Inc. (collectively, the "Company") market life insurance and annuity products underwritten by unrelated insurance providers. Products underwritten by Life USA (a non-related provider of life insurance and annuity products) accounted for substantially all of the commission revenue for the years ended December 31, 1995 and 1994.

       During 1989, the Company issued 300,000 shares of its common stock in exchange for all of the outstanding common stock of Income Builders, Inc. ("Income Builders"), a Utah corporation. Income Builders is a national field marketing organization for life insurance and annuity products. Under the terms of the agreement, Income Builders has become the marketing arm of the Company. The business combination was accounted for using the purchase method of accounting with acquired assets and liabilities recorded at their fair market value.

       Triad Financial Systems, Inc. ("Triad") formed a subsidiary corporation during 1995 named American Financial Reinsurance, Inc. ("AF Reinsurance"), an Arizona corporation which applied for a Certificate of Authority to operate as a domestic insurer in Arizona. In August 1995, AF Reinsurance received $425,000 cash from the issuance of a subordinated surplus debenture payable to Massachusetts General Life Insurance Company (a member of the Conseco, Inc. Financial Services Organization). This transaction was for the purpose of assisting AF Reinsurance in meeting its surplus requirements for reinsurance purposes. The subordinated surplus debenture is payable at the rate of $42,500 per year, beginning September 30, 1996 (see Note 7). The State of Arizona granted AF Reinsurance a Certificate of Authority to operate as a domestic insurer in Arizona that became effective on November 24, 1995.

       b.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

       c.  Cash and Cash Equivalents

       Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company maintains its cash accounts mainly in two commercial banks. Accounts are guaranteed by the Federal Deposit Insurance Corporation
       (FDIC) up to $100,000. The amount in excess of the insured limits at December 31, 1995 was $563,701.

       d.  Net Loss Per Common Share

       The computations of net loss per share of common stock are based on the weighted average number of common shares outstanding at the date of the consolidated financial statements. Common stock equivalents are not considered in the computation of the weighted average number of common shares outstanding because they would decrease the net loss per common share.

       e.  Principles of Consolidation

       The consolidated financial statements include those of American Financial Holding, Inc. and its wholly-owned subsidiaries, American Financial Marketing, Inc., Income Builders, Inc., Triad Financial Systems, Inc. and American Financial Reinsurance, Inc. All significant intercompany accounts and transactions have been eliminated.

       f.  Stock Issuance Costs

       During 1994, management determined that certain previously deferred stock issuance costs related to the Company's efforts to raise capital should be expensed. In 1995, the Company charged minority interest for costs relating to the Triad preferred stock issuance.

       g.  Property and Equipment

       Property and equipment are stated at cost. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

                Automobiles                             5 years
                Furniture and fixtures                  5 to 7 years
                Equipment                               10 years

       h.  Income Taxes

       Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases and the reported amounts of assets and liabilities in the accompanying consolidated balance sheets. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

       i.  Reclassifications

       Certain 1994 amounts have been reclassified to conform to the 1995 consolidated financial statement presentation.

       j.  Revenue Recognition

       Revenues result from commissions earned from sales of life insurance and annuity products. Revenues are recognized as earned over the life of the policies. A reserve has been provided for the effect of commissions advanced to agents which are potentially subject to chargeback if the earnings process is not completed.

       k.  Recently Issued Accounting Standards

       In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for the Impairment of Long-Lived Assets." This new standard is effective for fiscal years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

       In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation". This new standard is effective for fiscal years beginning after December 15, 1995. The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

       l.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       m.  Concentrations of Risk

       Products underwritten by Life USA account for substantially all of the Company's commission revenue. It is at least reasonably possible that business with Life USA could be lost in the near term thus resulting in a material impact to the Company.

NOTE 2 -        MARKETABLE SECURITIES

       Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities are classified as "available-for-sale." Accordingly, unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders' equity. There has been no restatement of previously issued financial statements in connection with the adoption of this new accounting standard.

       During 1995 and 1994, Income Builders received commission bonuses in the form of options for the purchase of Life USA common stock. These options are fully vested upon receipt and are exercisable for five years from the date of receipt. The options carry an exercise price equal to the greater of $10.00 or 150 percent of the market value of Life USA's common stock on the date of grant. As of December 31, 1995, the Company has received options to purchase approximately 111,600 shares of Life USA common stock. No value has been assigned to these options in the accompanying consolidated financial statements because the market value of Life USA's common stock is below the option exercise prices and due to uncertainties regarding the Company's ability to exercise these options.

NOTE 3 -        PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1995 consisted of the following:

                                                       December 31,
                                                           1995
       Automobiles                                     $  97,852
       Equipment                                          48,239
       Furniture and fixtures                             22,132
                                                       ---------
               Total                                     168,223

          Less accumulated depreciation                  (65,622)
                                                       ---------

          Property and equipment - net                 $ 102,601
                                                       =========

       Depreciation expense for the years ended December 31, 1995 and 1994 was $21,669 and $23,498, respectively.


NOTE 4 -        COMMON STOCK OPTIONS

       On August 7, 1992, the Company adopted the 1992 Stock Option Plan (the "Plan"). The Plan was approved by the stockholders in September 1992. The Plan allows the board of directors (or a committee appointed by the board) to issue options to purchase common stock to employees of the Company and others deemed by the board of directors to have substantially contributed to the business of the Company. Under the terms of the Plan, the board of directors can grant options covering 500,000 shares of the Company's common stock. The options granted shall be either incentive stock options as defined in Section 422 of the Internal Revenue Code or nonqualified stock options. The exercise price of each option issued under the Plan shall be determined by the board of directors based upon the greater of the average trading price of the Company's common stock over a thirty-day trading period as determined by an independent reliable means or 110 percent of the cash offering price at which the Company's common stock was sold for cash at any time during the six month period that commenced September 15, 1992 and ended March 15, 1993. The option price for incentive stock options must be in excess of 100 percent of the fair market value of the common stock on the date the option is granted. Options granted under the Plan may not have a term of more than ten years from the date of grant. In addition, incentive stock options must be exercised by any holder within three months following termination of employment. Options granted under the Plan may be exercised at any time, or only after a period of time, or in installments as established by the board of directors at the time of grant.

       No options were issued under the Plan during 1992. In September 1993, the Board of Directors authorized the issuance of nonqualified stock options to purchase 400,000 shares of common stock at an exercise price of $1.75 per share. The options vested immediately and expire on August 31, 1998. None of the stock options were exercised during 1995 or 1994.

NOTE 5 -        MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

       On June 30, 1995, the Company's wholly-owned subsidiary, Triad Financial Systems, Inc. ("Triad") met the minimum requirements of a private placement offering of its 8% payable in cash and in kind cumulative convertible preferred stock. Triad received $601,596 from the issuance of 50,133 shares of its preferred stock at $12.00 per share. The net proceeds of $438,504 (net of $163,092 of stock issuance costs) have been presented in the accompanying consolidated balance sheet as minority interest in consolidated subsidiary. Dividends on the preferred stock equivalent to $48,128 ($0.96 per share) annually are cumulative and are payable semi-annually at the rate of $0.24 per share in cash and $0.24 in additional shares of preferred stock on June 30 and December 31 each year, commencing December 31, 1995. The shares of preferred stock have a liquidation preference equal to the original issuance price of $12.00 per share plus an amount equal to all accumulated and unpaid dividends on the shares to the date of final distribution. Each share of preferred stock is convertible into three shares of the common stock of American Financial Holding, Inc. Dividends payable at December 31, 1995 were $24,064.

NOTE 6 -  INCOME TAXES

       The provision for income taxes consists of the following amounts:

                                                 Year Ended
                                                 December 31,
                                                1995        1994
          Current:
            Federal                         $ (11,981)  $ (11,745)
            State                                (400)       (300)
                                            ---------   ---------
                                              (12,381)    (12,045)
                                            ---------   ---------
          Deferred:
            Federal                                -            -
            State                                  -            -
                                            ---------   ---------

                                                   -            -
                                            ---------   ---------

       Total income tax provision           $ (12,381) $  (12,045)
                                            =========   =========


       As of December 31, 1995, the Company has reported net operating loss carryforwards of approximately $4,300,000 in its Federal income tax returns which expire by 2010. Most of these net operating loss carryforwards were generated by the Company (formerly Vidtor Communications) prior to its merger with American Financial Marketing, Inc. in May 1988. Based upon provisions within the Internal Revenue Code, significant portions, if not all, of the predecessor's net operating loss carryforwards may be limited as to their use or unavailable for use by the Company. A valuation allowance has been provided in the accompanying consolidated financial statements reducing to zero the benefit that may result from the utilization of the predecessor's net operating loss carryforwards.

       In accordance with the provisions of SFAS No. 109, the Company has recorded a net deferred tax asset in the accompanying 1995 consolidated balance sheet as follows:

                                                                   December 31,
                                                                       1995

          Net operating losses                                      $ 266,703
          Future deductible temporary differences related
            to reserves, accruals and compensation                    884,306
          Future taxable temporary differences related
            to depreciation                                            (7,367)
          Valuation allowance                                        (948,082)
                                                                    ---------
               Net deferred tax asset                               $ 195,560
                                                                    =========


       The differences between the effective income tax rate and the Federal statutory income tax rate are presented below.
                                                  For the Years Ended
                                                     December 31,
                                                1995              1994

          Benefit at the Federal
            statutory rate of 34 percent      $204,243       $ 229,625
          Nondeductible expenses                  (389)         (2,432)
          Increase in deferred tax asset
            valuation allowance               (205,549)       (227,295)
          State income taxes, net
           of Federal benefit                     (264)           (198)
          Other                                (10,422)        (11,745)
                                              --------       ---------
                Total income tax provision    $(12,381)      $ (12,045)
                                              ========       =========

NOTE 7 -  NOTES PAYABLE AND SHORT-TERM BORROWINGS

       Notes payable consisted of the following at December 31, 1995:

                                                                   December 31,
                                                                        1995
          Notes payable to a credit union, monthly payments
            ranging from $530 to $640, interest at rates ranging
            from 6.90 to 8.90 percent, final payments due during
            the period from March 1999 to January 2002,
            secured by automobiles                                  $  77,990

          Subordinated surplus debenture, interest at 7.56
            percent is due quarterly, annual principal payments of
            $42,500 commencing on September 30, 1996 and
            ending on September 30, 2005, secured by 100,000
            shares of common stock                                    425,000

          Mortgage note payable to an individual, interest at 10.5
            percent, monthly payment of $722, balloon principal
            payment of $76,903 due July 1997, secured by
            real estate                                                77,151
                                                                      -------
          Total notes payable                                         580,141

          Less: current portion                                       (57,738)
                                                                      -------
          Long-term notes payable                                   $ 522,403
                                                                      =======

       Scheduled principal payments of notes payable are as follows:

                  Year Ending December 31,              Amount

                            1996                     $ 57,738
                            1997                      135,350
                            1998                       60,178
                            1999                       56,745
                            2000                       50,182
                            Thereafter                219,948
                                                     --------
                                                     $580,141
                                                     ========

       As of December 31, 1995, Income Builders had a margin loan payable to an investment broker for $53,478. The margin loan bears interest at 8.75 percent as of December 31, 1995 and is payable on demand. The loan is secured by marketable securities.

       Based on the terms of the above notes payable being comparable to those prevailing in the market, the fair values of the notes payable are considered to approximate their book values.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

       Employment Agreements

       Effective July 1, 1995, the Company entered into executive employment agreements with two of its officers at annual salaries for 1995 at the rate of $200,000 each, plus bonuses based on the income of Income Builders, provided, however, that the aggregate amount of the compensation to them in any year can in no event result in Income Builders incurring an operating loss. Each agreement provides for a three-year term, renewed automatically each year and extended for an additional three-year term unless the Company's board of directors resolves not to extend such agreement, in which case the employment agreement will expire at the end of the then current three-year term. Within ninety (90) days after the commencement of a new fiscal year, the Company will negotiate with the officers to determine the amount of any increase in each individual's respective salary for such year. The annual salaries under this agreement remain at $200,000 for 1996.

       Marketing Agreement

       American Financial Reinsurance, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with Wabash Life Insurance Company for marketing services. The Company has advanced $25,000 to Wabash Life Insurance Company (a member of the Conseco, Inc. Financial Services Organization) as a deposit for its services. The deposit is refundable after two years if the Company has generated a specified level of revenue from reinsurance contracts.

       As further discussed in Note 11, the Company has commitments to American Physician Life (APL) to sell insurance premiums or to pay the insurance provider if certain minimums are not met, and at September 30, 1996, the Company incurred a $100,000 liability in connection with that commitment.

       Certain Uncertainties

       The Company and Triad have sold securities in reliance on exemptions from registration under the Securities Act and applicable state securities laws. Management believes that the Company has materially complied with the requirements of the applicable exemptions. However, since compliance with these exemptions is highly technical, it is possible that the Company could be faced with certain contingencies based on civil liabilities resulting from the failure to meet the terms and conditions of such exemptions, which could have a material adverse impact on the Company's financial condition. Neither the Company nor Triad has received any demand from any shareholder requesting a return of his investment, damages, or other remedies in connection with the purchase of securities by such shareholder.

NOTE 9 -  RELATED PARTY TRANSACTIONS

       At December 31, 1995, the Company had notes receivable of $2,685,049 due from officers, directors and stockholders of the Company. The loans were initially made as unsecured advances with no due dates specified. On March 31, 1992, all advances were converted to promissory notes which bear interest at eight percent and are due on demand. The promissory notes have been amended for additional advances and accrued interest during 1995 and 1994. Approximately 100,000 shares of common stock of the Company is pledged as partial collateral for all except one of the notes.

       The Company has expensed for financial reporting purposes a portion of the notes receivable in each year as compensation expense to certain officers and directors. The total amount that has been expensed is $1,431,828. Of this amount, $588,140 and $246,620 was expensed in the years ended December 31, 1995 and 1994, respectively. However, these individuals are obligated under the promissory notes to repay the entire stated principal of the loans.

       At December 31, 1993, management determined that the ultimate collectibility of certain of the stockholders' notes receivable was uncertain. Accordingly, management recorded a reserve of $869,255 against those portions of the stockholders' notes receivable which had not previously been expensed for financial reporting purposes. The stockholders continue to be obligated to repay the entire stated principal of the loans. Management believes the remaining net stockholders' notes receivable are realizable based upon the availability of stockholders' personal financial resources. The net amounts of the notes receivable have been reflected as an offset to stockholders' deficit in the accompanying consolidated balance sheets and consolidated statements of stockholders' deficit.

       During the years ended December 31, 1995 and 1994, the Company recognized $166,632 and $148,375, respectively, of interest income related to these notes receivable. The interest income was not paid by the shareholders but was added to the balance of the notes receivable.

NOTE 10 - GOING CONCERN

       The Company has suffered losses from operations for the years ended December 31, 1995 and 1994, and has a stockholders' deficit of $444,895 as of December 31, 1995. The Company's continued existence is dependent upon its ability to achieve its 1996 operating plan, which includes cost reductions and additional funding from equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

       The Company continues to rely on the sale of its securities to provide cash to fund its operations as well as its acquisition and expansion efforts. The Company received $471,552 in net proceeds from the sale of its common stock during 1995. The Company also raised an additional $438,504 in net proceeds through selling preferred stock of its wholly-owned subsidiary, Triad Financial Systems, Inc.

       Inasmuch as the offering of Triad preferred stock was not successful in obtaining the amount of funding anticipated, the Company has been unable to launch its product introduction and marketing effort. Therefore, the Company is exploring other financing alternatives, including borrowings, if available, and the sale of additional equity securities. Net proceeds from such funding would be utilized to fund marketing expansion and related new product introduction, to increase the surplus of AF Reinsurance, to cover ongoing general and administrative expenses (including payments to executive officers and directors), and perhaps to reduce the outstanding Triad surplus debenture or to redeem Triad preferred stock. There can be no assurance that any of the Company's efforts to obtain additional funding will be successful or that the Company will be able to continue as a going concern.

       As part of the Company's strategic analysis and planning, it may consider a number of corporate restructuring alternatives and may explore the possibility of separating its Triad reinsurance activities and/or Income Builders marketing organization from the holding company parent and its essentially inactive subsidiary, American Financial Marketing. There can be no assurance as to whether any such organizational restructuring will be pursued, whether it will be implemented, or the business or financial effects thereof will be successful.

       In order to implement the reinsurance program with Life Partners, the Company is now developing a program to introduce Life Partners' products for sale through the Income Builders independent contractor sales force on a limited basis. However, the Company would benefit from additional capital to fund a marketing program throughout its sales organization and intends to allocate a portion of additional funding to the extent received, for this purpose, there can be no assurance that the Company will be able to launch an effective marketing program without substantial amounts of additional funding or that such marketing program will be successful even if funded and undertaken. Further, there can be no assurance that the terms of the Company's existing reinsurance arrangements will result in a financial return to the Company.

NOTE 11 - SUBSEQUENT EVENTS

       On October 9, 1996, the Company was advised by the Enforcement Division of the Securities and Exchange Commission (the Commission) that it is considering recommending that the Commission bring an enforcement action, which could include a civil penalty, against the Company is U.S. District Court for failing to file timely periodic reports in violation of Section 13(a) of the Securities and Exchange Act of 1934 and the rules thereunder.

       In October 1996, the Company also received a request for the voluntary production of information to the Enforcement Division of the Commission related to the resignation of Coopers & Lybrand LLP and the termination of Arthur Andersen LLP and the appointment of Jones, Jensen & Company as the Company's independent accountant and the reasons therefore. In addition, the Company is requested to provide certain information respecting its previous sales of securities.

       The Company also has converted an account payable into a promissory note aggregating $317,000 at September 30, 1996, bearing interest at 8% (12% after default) and due five days after demand, but in any event by March 31, 1997, for professional services rendered. The Company does not expect that demand will be made on this note as long as it pays for ongoing professional services and costs advanced as they are incurred on a current basis, and as long as the payee, in its sole discretion, concludes that the Company is making substantial progress toward obtaining sufficient financing to pay the note. This note is secured by a pledge of officer and director notes payable to the Company aggregating approximately $2,606,000.

       While planning the product offerings and marketing effort for Triad in 1995 it agreed to market a product underwritten by American Physicians Life (APL), Columbus Ohio, and agreed that it would pay APL an amount equal to 10% of the amount by which $1,000,000 exceeded the premium for the APL product generated by the Company by September 30, 1996. At December 31, 1995 and during the early part of fiscal 1996, management believed fhat Triad had resources to market the APL product, However, because of the present inadequate funding of Triad, the Company has been unable to initiate marketing of the APL product and has generated no premium income under the APL agreement. Accordingly, APL has demanded that the Company pay APL $100,000. The liability to APL occurred in 1996 and has not been recognized in the accompanying financial statements.