Form 10QSB
period 1996-03-31
AMERICAN FINANCIAL HOLDING INC /DE
filed 1996-11-22
CIK 357097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended          March 31, 1996
                                           ------------------------

                    Commission file number        0-12666
                                           -----------------


                        American Financial Holding, Inc.
         -------------------------------------------------------------
               (Exact name of registrant as specified in charter)


               Delaware                                87-0458888
         ---------------------                    --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification No.)


               225 South 200 West, Suite 302,Farmington, Utah    84025
                    (Address of principal executive offices)





                                 (801) 451-9580
                         ------------------------------
              (Registrant's telephone number, including area code)


Former name, former address, and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [  ]   No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The Company had 4,232,000 shares of common stock, par value $0.01 per share, issued and outstanding as of November 15, 1996.

-------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                  SPECIAL NOTE

     This report on Form 10-QSB for the interim period ended March 31, 1995, of American Financial Holding, Inc. (the "Company"), is being filed in November 1996, substantially after its due date. This report should be read in conjunction with other periodic reports reporting events occurring after December 31, 1995. Such other periodic reports and the information set forth therein should be read in conjunction with the Company's annual report on Form 10-KSB, which contains information as of December 31, 1995, and this quarterly report on Form 10-KSB unless otherwise indicated.

     The consolidated condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

              AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                             ASSETS
                                                 March 31,       December 31,
                                                   1996               1995
Current assets                              --------------     ----------------
  Cash                                      $     827,556     $     988,904
  Marketable securities                            87,025            88,100
  Commissions receivable                           12,500           170,014
  Interest receivable                               2,762             1,414
                                             ------------      ------------
    Total current assets                          929,843         1,248,432
                                             ------------      ------------
Property and equipment
  Automobiles                                      96,115            97,852
  Equipment                                        48,875            48,238
  Furniture and fixtures                           22,133            22,133
                                                  167,123           168,223
  Less: accumulated depreciation                  (72,234)          (65,622)
                                             ------------       -----------
    Net property and equipment                     94,889           102,601
                                             ------------       -----------
Other Assets
  Investment in real estate                       216,344           102,955
  Net deferred tax asset                          195,560           195,560
  Deposits                                         26,804            26,804
                                             ------------        ----------
    Total other assets                            438,708           325,319
                                             ------------        ----------


Total Assets                                $   1,463,440     $   1,676,352
                                            =============     =============

See the accompanying notes to condensed consolidated financial statements.
       AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          (Unaudited)



             LIABILITIES AND STOCKHOLDERS' DEFICIT

                                             March 31,       December 31,
                                                 1996               1995
Current liabilities                       -------------      ------------
  Accounts payable                       $     348,085      $    317,277
  Commissions payable                           66,181           170,014
  Short-term borrowings                         53,478            53,478
  Accrued liabilities                          244,714           281,528
  Income taxes payable                         260,241           256,241
  Preferred dividends payable                   36,096            24,064
  Current portion of long-term debt             15,206            57,738
                                         -------------      ------------
    Total current liabilities                1,024,001         1,160,340
                                         -------------      ------------
Long-term debt, net of current portion         562,648           522,403
                                         -------------      ------------
Minority interest (preferred stock in
 consolidated subsidiary)                      401,843           414,440
                                         -------------      ------------
Stockholders' deficit (Note 2)
  Common stock - $.01 par value;
    20,000,000 shares authorized,
    3,763,425 and 4,232,399 shares
    issued and outstanding at March
    31, 1996 and December 31, 1995,
    respectively                               42,581            42,324
  Additional paid-in capital                7,409,662         7,378,424
  Stockholders' notes receivable, net
    of reserve of $960,595 and $869,255
    at March 31, 1996 and December 31,
    1995, respectively                       (379,233)         (383,966)
  Unrealized loss on marketable
    securities                                (53,412)          (53,412)
  Accumulated deficit                      (7,544,650)       (7,404,201)
                                         ------------       -----------
    Total stockholders' deficit              (525,052)         (420,831)
                                         ------------       -----------
Total liabilities and stockholders'
  deficit                                $  1,463,440       $ 1,676,352
                                         ============       ===========

See the accompanying notes to condensed consolidated financial statements.
        AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                  For the Three Months
                                                    Ended March 31,
                                           -----------------------------
                                                 1996             1995
                                           --------------   ------------

Commission revenue                         $    1,070,772   $  1,156,204

Commission expense                                901,800        993,842
                                           --------------   ------------
Gross profit                                      168,972        162,362

General and administrative expense                358,994        295,653
                                           --------------   ------------
Loss from operations                             (190,022)      (133,291)

Other Income (Expense)
  Interest income                                  55,740         37,808
  Interet expense                                  (2,167)        (3,168)
                                             ------------     ----------
    Total other income and expense                 53,573         34,640
                                             ------------     ----------
Loss before income taxes                         (136,449)       (98,651)
                                             ------------     ----------
Income tax provision                                4,000          3,011
                                             ------------     ----------
Loss before minority interest                    (140,449)      (101,662)

Minority interest, preferred dividend
 of subsidiare                                     12,032              -

Net Loss                                      $  (152,531)    $ (101,662)
                                              ===========     ==========
Net loss per common share                     $     (0.03)    $    (0.03)
                                              ===========     ==========

Weighted average number of
 common shares outstanding                      4,233,909      3,703,613
                                              ===========     ==========

See the accompanying notes to condensed consolidated financial statements.
       AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                  Increase (Decrease) in Cash
                                                For the Three Months
                                                   Ended March 31,
                                            ------------- --------------
                                                  1996           1995
                                            ------------   -------------
Cash flows from operating activities
  Net loss                                   $   (140,449)  $   (101,662)
  Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
    Depreciation and amortization                   8,348          7,003
    Increase in reserve against
      stockholders' notes receivable               91,340         72,380
    Changes in current assets
      and liabilities                              50,837         65,923
         Interest income added to
      shareholders' notes receivable              (46,230)       (37,686)
    Interest expense added to notes
      payable                                        -             1,130
                                              -----------     ----------
    Net cash provided by (used in)
      operating activities                        (36,154)         7,088
                                              -----------     ----------
Cash flows from investing activities
  Increase in stockholders'
     notes receivable                             (40,377)       (48,359)
  Purchase of equipment                              (636)          -
  Purchase of real estate held
    for investment                               (113,389)          -
                                              -----------      ----------
    Net cash used in investing activities        (154,402)        (48,359)
                                              -----------      ----------
Cash flows from financing activities
  Proceeds from sale of common stock               31,495         107,876
  Principal payments on short-term
    borrowings and long-term debt                  (2,287)         (5,479)
  Stock issuance costs paid                          -            (16,791)
  Proceeds from collection of receivable
    from shareholder                                 -              9,800
                                               ----------      ----------
    Net cash provided by financing
      activities                                   29,208          95,406
                                               ----------      ----------
Net increase (decrease) in cash                  (161,348)         54,135

Cash at beginning of period                       988,904          38,007
                                              -----------     -----------
Cash at end of period                         $   827,556     $    92,142
                                              ===========     ===========
Supplemental disclosure of cash
  flow information:
  Cash paid for interest                      $     2,167      $    1,916
                                              ===========      ==========

See the accompanying notes to condensed consolidated financial statements.


      AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


NOTE 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent annual report on Form 10-K. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1996.

NOTE 2--STOCKHOLDERS' DEFICIT

    During the three months ended March 31, 1996, an additional 25,750 shares of common stock were issued for cash at an average price of $1.22 per share.




--------------------------------------------------------------------------------

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------
The Company's Ability to Continue as a Going Concern--Shortage of Working
 Capital and Continuing Losses

     The Company has extremely limited working capital, no credit lines, and
insufficient revenue to meet its operating requirements.   For the inteirm
period ended March 31, 1996, the Company suffered net losses of $152,531, and as of March 31, 1996, had an accumulated deficit of $7,544,650. The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. The Company has been dependent solely upon cash provided by financing activities to fund its operations. The principal sources of capital from outside sources during the preceding years has been receipts from the sale of securities. All of the foregoing raises substantial concerns respecting the ability of the Company to continue as a going concern.

     The Company's operating plan for the balance of 1996 and into 1997 is dependent upon the receipt of additional funding from equity financing. The Company received $31,495 in net proceeds from its sale of common stock during the inteirm period ended March 31, 1996. There can be no assurance that the Company will be able to sell additional equity securities in the future to meet its capital requirements. The Company is relying on the surplus of AF Reinsurance and the sale of common stock and borrowings, if available, to provide the $224,000 required to repurchase Triad Preferred Stock from APL and cancel its $100,000 claim.

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

Liquidity and Capital Resources

     The Company's cash requirements for operating and investing activiites during the quarter ended March 31, 1996, were provided by financing activities. Operating activities used net cash of $36,000 during the three-month interim period to fund the Company's net loss and increase in reserve against stockholders' notes. Investing activities required net cash of $154,000, including $113,000 used for the purchase of real estate intended for the subsequent purchase by a newly recruited executive marketing manager. Due to the failure to obtain additional Company funding to support marketing expansion, the individual did not begin employment so the real estate was sold to an unrelated party after March 31, 1996. Net cash of $29,000 provided by financing activiites was insufficient to satisfy all of the Company's cash requirements during the quarter, resulting in a $161,000 net decrease in cash during the quarter ended March 31, 1996.

Capital Requirements

     The Company believes that the initial capitalization of AF Reinsurance is sufficient for the subsidiary to begin operations, although the Company is seeking additional funding in order to launch its new product introduction and marketing expansion and, in general, to form a broader base for planned activities. In addition to funding for AF Reinsurance, the Company would benefit from additional funds to cover accrued liabilities and accounts payable inasmuch as most of the Company's $1,024,001 current liabilities were past due at March 31, 1996, to pay ongoing operating losses, and to provide funds for additional marketing by Income Builders.

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

     As part of the Company's strategic analysis and planning, it may consider a number of corporate restructuring alternatives and may explore the possibility of separating its Triad reinsurance activities and/or Income Builders marketing organization from the holding company parent and its essentially inactive subsidiary, American Financial Marketing. Management is finalyzing the steps that would be required to implement such a possible restructuring for submittal to the board of directors for consideration. There can be no assurance as to whether any such organizational restructuring will be pursued, whether it will be implemented, or the business or financial effects thereof.

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

Results of Operations

     Commission revenue for the first quarter of 1996 ("1Q96") decreased $85,000, or 7.4%, from the corresponding quarter in 1995 ("1Q95") due to the absence of special marketing incentive programs and generally moderate prevailing interest rates during 1Q96. In contrast, during 1Q95 the underwriter of the Company's principal annuity products conducted an aggressive sales incentive program. In addition, during 1Q95 prevailing interest rates were relatively higher than in 1Q96, which generally aids in the sale of annuity products such as those marketed by the Company.

     Commission expense was 84.2% of commission revenue during 1Q96 as compared to 86.0% during 1Q95. This reflects ordinary variations in the commission schedule of various products, the age and other demographic characteristics of policy purchasers, the size of individual annuity and insurance policies sold, the commission schedule of the individual insurance agent selling particular policies, and similar factors, which will likely continue to fluctuate in the future.

     General and administrative expenses increased $64,000, or 21.7%, during 1Q96 as compared to 1Q95, due principally to the increase in fees for professional services.

     The $19,000, or 54.7%, increase in other income and expense in 1Q96 as compared to 1Q95 is due principally to the interest accruing on the larger balance of outstanding stockholder notes receivable during the later period.

     As a result of the foregoing, the Company's net loss increased $51,000 or 50.2% in 1Q06 over the same period in 1995. This increase in the loss during 1Q96 included accrued dividends on outstanding preferred stock of a subsidiary of $12,032. As a result of the larger number of shares outstanding during 1Q96 as compared to 1Q95, reflecting the interim sale of Common Stock to provide funding required for the Company to continue, the loss per common share was equal for 1Q96 and 1Q95.


                                    PART II
                               OTHER INFORMATION


------------------------------------------------------------------------------

                           ITEM 3.  LEGAL PROCEEDINGS

------------------------------------------------------------------------------

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

     The Company is cooperating in these inquiries.


--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

     (a)  Exhibits.
          --------

     None

     (b)  Reports on Form 8-K
          -------------------

          During the quarter ended March 31, 1996, the Company filed the following reports on Form 8-K:

               Date of Event Reported                Item Reported


                 January 10, 1996            Item 4.  Changes in Registrant's
                                                      Certifying Accountants



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN FINANCIAL HOLDING, INC.
                                   (Registrant)



Dated:  November 22, 1996                   By /s/Knton L. Stanger, President
                                            (Chief Financial and
                                             Accounting Officer)