Form 10KSB/A
period 1995-12-31
AMERICAN FINANCIAL HOLDING INC /DE
filed 1996-12-05
CIK 357097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

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

225 SOUTH 200 WEST, NO. 302, P.O. BOX 683, FARMINGTON, UTAH 84025-0683
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(801) 451-9580
                         Telecopy:   (801) 451-9582

Securities registered pursuant to Section 12(b) of the Act:

          Title of Class        Name of each exchange on which registered
               NONE                          NONE

Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK, PAR VALUE $0.01
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
q    No    x

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

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

Transitional Small Business Disclosure Format (Check one): Yes        No    x
                                                                --

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


CAPITAL REQUIREMENTS

     The Company believes that the initial capitalization of AF Reinsurance is sufficient for the subsidiary to begin operations, although the Company is seeking additional funding in order to launch its new product introduction and marketing expansion and, in general, to form a broader base for planned activities. In addition to funding for AF Reinsurance, the Company would benefit from additional funds to cover accrued liabilities and accounts payable inasmuch as most of the Company's $1,219,000 current liabilities were past due at December 31, 1995, to pay ongoing operating losses, and to provide funds for additional marketing by Income Builders.

     In light of the organization of AF Reinsurance, the Company desires to continue to expand its marketing organization and acquire additional insurance company assets. The Company will require additional equity or debt capital to fund this expansion, and there can be no assurance that such funding will be available on terms viable to the Company.


     As of September 30, 1996, Triad had issued and outstanding 52,138 shares of Triad Preferred Stock with a liquidation preference of $12 per share, or an aggregate of $625,656 (without giving effect to the proposed repurchase of shares from APL discussed above), and AF Reinsurance had outstanding $425,000 in principal amount of surplus debentures, bearing interest at 7.66% per annum, due quarterly, with annual principal payments of $42,500 due annually, commencing September 30, 1996, secured by a pledge of the outstanding common stock of AF Reinsurance. All principal and interest payments required through October 20, 1996, have been paid. The Company may elect to utilize proceeds from these surplus debentures, which form a portion of the surplus of AF Reinsurance, to pay the principal portion of the amount due in the future.

     A substantial portion of the current assets of the Company consists of cash and cash items of AF Reinsurance, which is required to maintain capital and surplus aggregating at least $250,000 in order to conduct reinsurance activities in Arizona. The Company, Triad, and AF Reinsurance have represented to the purchasers of preferred stock in Triad and $425,000 in surplus debentures of AF Reinsurance that the net proceeds from the issuance of such securities would be used for the reinsurance activities of AF Reinsurance.


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

RESULTS OF OPERATIONS


     Commission revenue for 1995 increased $250,000, or 5.6%, from 1994 due to promotions offered by LifeUSA and favorable interest rates. In addition, during 1995 prevailing interest rates were relatively lower than in 1994. Lower interest rates generally aid in the sale of annuity products such as those marketed by the Company.

     Commission expense was 86.1% and 82.8% of commission revenue in 1995 and 1994, respectively. This fluctuation reflect ordinary variations in the commission schedule of various products, the age and other demographic characteristics of policy purchasers, the size of individual annuity and insurance policies sold, the commission schedule of the individual insurance agent selling particular policies, and similar factors, which will likely continue to fluctuate in the future.


     General and administrative expenses declined to $1,486,000 in 1995 from $1,513,000 in 1995 and 1994, or 30% and 33.6% of commission revenue in 1995 and 1994, respectively. General and administrative expenses include office expense, as well as travel, lodging, and other expenses associated with recruiting additional sales personnel, which sometimes must be increased in anticipation of increasing business. The change in general and administrative expense in 1995, as compared to 1994, was primarily due to cost-cutting measures implemented in 1995 respecting outside financial advisory services.

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

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated as of the 3rd day of December, 1996.

                                   AMERICAN FINANCIAL HOLDING, INC.


                                   By /s/ Kenton L. Stanger, President
                                         (Principal Executive and Principal
                                          Financial and Accounting Officer)






                                       8