Form 10QSB
period 1996-06-30
AMERICAN FINANCIAL HOLDING INC /DE
filed 1996-12-05
CIK 357097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended     JUNE 30, 1996

                    Commission file number        0-12666


                 AMERICAN FINANCIAL HOLDING, INC.
        (Exact name of registrant as specified in charter)


           DELAWARE                               87-0458888
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)           Identification No.)


        225 SOUTH 200 WEST, SUITE 302, FARMINGTON, UTAH 84025
              (Address of principal executive offices)




                          (801) 451-9580
       (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [  ]   No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          The Company had 4,279,000 shares of common stock, par value $0.01 per share, issued and outstanding as of November 15, 1996.

                          ITEM 1. FINANCIAL STATEMENTS


                                  SPECIAL NOTE

     THIS REPORT ON FORM 10-QSB FOR THE INTERIM PERIOD ENDED JUNE 30, 1995, OF AMERICAN FINANCIAL HOLDING, INC. (THE "COMPANY"), IS BEING FILED IN NOVEMBER 1996, SUBSTANTIALLY AFTER ITS DUE DATE. THIS REPORT SHOULD BE READ IN CONJUNCTION WITH OTHER PERIODIC REPORTS REPORTING EVENTS OCCURRING AFTER DECEMBER 31, 1995. SUCH OTHER PERIODIC REPORTS AND THE INFORMATION SET FORTH THEREIN SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, WHICH CONTAINS INFORMATION AS OF DECEMBER 31, 1995, AND THIS QUARTERLY REPORT ON FORM 10-QSB UNLESS OTHERWISE INDICATED.

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




               AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                           JUNE 30,   DECEMBER 31,
                                             1996        1995
CURRENT ASSETS                             --------   ---------
     Cash                                  $689,517    $988,904
     Marketable securities                   20,574      88,100
     Commissions receivable                  25,000     170,014
     Interest receivable                      3,919       1,414
     Other receivable                        21,000          --
     Real estate note receivable
     from related party                     147,955          --
                                           --------   ---------
          TOTAL CURRENT ASSETS              907,965   1,248,432
                                           --------   ---------

PROPERTY AND EQUIPMENT
     Automobiles                            129,879      97,852
     Equipment                               48,875      48,238
     Furniture and fixtures                  22,133      22,133
                                            -------     -------
                                            200,807     168,223
     Less: accumulated depreciation         (80,141)    (65,622)
                                            -------     -------
          NET PROPERTY AND EQUIPMENT        120,746     102,601
                                            -------     -------
OTHER ASSETS
     Investment in real estate              113,389     102,955
     Net deferred tax asset                 195,560     195,560
     Deposits                                26,817      26,804
                                            -------     -------
          TOTAL OTHER ASSETS                335,766     325,319
                                            -------     -------
TOTAL ASSETS                             $1,364,477  $1,676,352
                                          =========   =========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                            JUNE 30,   DECEMBER 31,
                                              1996       1995
CURRENT LIABILITIES                         -------    ---------
     Accounts payable                      $380,222    $317,277
     Commissions payable                     78,681     170,014
     Short-term borrowings                   20,432      53,478
     Accrued liabilities                    277,349     281,528
     Income taxes payable                   264,241     256,241
     Preferred dividends payable             13,579      24,064
     Current portion of long-term debt       21,449      57,738
                                          ---------   ---------
          TOTAL CURRENT LIABILITIES       1,055,953   1,160,340
                                          ---------   ---------
LONG-TERM DEBT, net of current portion      589,869     522,403
                                          ---------   ---------
MINORITY INTEREST (preferred stock in
 consolidated subsidiary)                   455,986     437,938
                                          ---------    --------
STOCKHOLDERS' DEFICIT
  Common stock - $.01 par value;
   20,000,000 shares authorized,
   4,279,449 and 4,232,399 shares issued
   and outstanding at June 30, 1996
   and December 31, 1995, respectively       42,794      42,324
  Additional paid-in capital              7,431,370   7,378,424
  Stockholders' notes receivable,
   net of reserve of$1,056,955 and
   $869,255 at June 30, 1996 and
   December 31, 1995, respectively         (383,366)   (383,966)
  Unrealized loss on marketable
   securities                               (64,228)    (53,412)
  Accumulated deficit                    (7,785,970) (7,427,699)
                                          ---------   ---------
          TOTAL STOCKHOLDERS' DEFICIT      (737,331)   (444,329)
                                          ---------   ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT                   $1,364,477  $1,676,352
                                          =========   =========

   See the accompanying notes to condensed consolidated financial statements.



               AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                           FOR THE THREE MONTHS    FOR THE SIX MONTHS
                             ENDED JUNE 30,           ENDED JUNE 30,
                             1996     1995            1996     1995

COMMISSION REVENUE      $1,191,400  $1,504,644   $2,262,172  $2,660,868

COMMISSION EXPENSE       1,044,424   1,278,042    1,946,224   2,271,884
                         ---------   ---------    ---------   ---------
GROSS PROFIT               146,976     226,622      315,948     388,984

GENERAL AND
 ADMINISTRATIVE EXPENSE    349,142     353,927      708,136     649,580
                         ---------   ---------    ---------   ---------
LOSS FROM OPERATIONS      (202,166)   (127,305)    (392,188)   (260,596)

OTHER INCOME (EXPENSE)
     Interest income        58,850      43,504      114,590      81,312
     Interest expense      (23,187)     (3,221)     (25,354)     (6,389)
                         ---------   ---------    ---------   ---------
     TOTAL OTHER INCOME     35,663      40,283       89,236      74,923
                         ---------   ---------    ---------   ---------

LOSS BEFORE
 INCOME TAXES             (166,503)    (87,022)    (302,952)   (185,673)
                         ---------   ---------    ---------   ---------
INCOME TAX PROVISION         4,022       3,011        8,022       6,022
                         ---------   ---------    ---------   ---------
LOSS BEFORE MINORITY
 INTEREST                 (176,525)    (90,033)    (310,974)   (191,695)

MINORITY INTEREST,
 PREFERRED DIVIDEND
 OF SUBSIDIARY              12,032           -       24,064            -
NET LOSS                 $(182,557)  $ (90,033)   $(335,038)  $(191,695)
                         =========   =========    =========   =========

NET LOSS PER
 COMMON SHARE              $ (0.05)    $ (0.02)     $ (0.08)    $ (0.05)
                         =========   =========    =========   =========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING             4,241.482   3,802,175    4,248,383   3,742,363
                         =========   =========    =========   =========

   See the accompanying notes to condensed consolidated financial statements.



               AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

         INCREASE ( DECREASE) IN CASH
                                                   FOR THE SIX MONTHS
                                                     ENDED JUNE 30,
                                                     1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES              -------   --------
     Net loss                                  $ (333,642) $ (191,695)
     Adjustments to reconcile net loss to
          Depreciation and amortization            17,992      14,007
          Unrealized loss on securities           (10,816)         -
          Increase in reserve against
           stockholders' notes receivable         210,369     126,739
          Changes in current assets
           and liabilities                         51,364      95,266
          Interest income added to
           stockholders' notes receivable         (28,636)    (78,206)
          Interest expense added to note payable        -       2,316
                                                  -------     -------
          NET CASH USED IN OPERATING ACTIVITIES   (93,369)    (31,573)
                                                  -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in stockholders' notes receivable  (159,064)    (80,627)
     Proceeds from sale of marketable securities   67,526           -
     Purchase of equipment                           (204)          -
     Purchase of real estate held for investment (113,389)          -
                                                 --------    --------
          NET CASH USED IN INVESTING ACTIVITIES  (205,131)    (80,627)
                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock            53,416     176,138
     Principal payments on short-term borrowings
        and long-term debt                        (37,802)    (10,961)
     Cash payment of dividend                     (16,501)          -
     Stock issuance costs paid                          -     (26,604)
     Proceeds from collection of receivable
     from shareholder                                   -       9,800
     Increase in minority interest
      from issuance of preferred
      stock by subsidiary                               -     500,000
                                                  -------    --------
          NET CASH PROVIDED BY
           FINANCING ACTIVITIES                      (887)    648,373
                                                  -------    --------
NET INCREASE (DECREASE) IN
 CASH AND RESTRICTED CASH                        (299,387)    536,173

Cash at beginning of period                       988,904      38,007
                                                 --------   ---------
CASH AT END OF PERIOD                           $ 689,517  $  574,180
                                                 ========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     CASH PAID FOR INTEREST                     $   4,705  $    4,073
                                                 ========   =========

   See the accompanying notes to condensed consolidated financial statements.

               AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's Annual Report on Form 10-K. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1996.

NOTE 2--STOCKHOLDERS' DEFICIT

     During the six months ended June 30, 1996, an additional 47,050 shares of common stock were issued for cash at an average price of $1.14 per share.

NOTE 3--DISPOSITION OF REAL ESTATE

     Under the terms as an agreement, as amended in July 1995, on June 30, 1996, the Company agreed to sell an investment in real estate at its carrying value of $102,955 to an officer and director of the Company. In consideration of the as adjusted amount due on purchase of such real estate and additional advances of $45,000 during the quarter ended June 30, 1996, and $15,000 on July 1, 1996, the officer and director delivered to the Company a promissory note for $161,151, payable, with interest at 7.5%, upon the resale of the real estate by the officer or June 30, 1997, whichever is earlier. Until such resale, the Company is retaining title to the real estate as security for the note. In the opinion of the board of directors, the market value of the real estate exceeds the amount of the note.

     On August 7, 1996, the Company sold real estate which had been acquired in February 1996. The property was sold for $130,180 and was paid in cash by an unrelated third party. The sale resulted in a gain of $16,791 during the quarter ended September 30, 1996.

NOTE 4--PREFERRED DIVIDEND TO MINORITY INTEREST

     Triad Financial Systems, Inc., a subsidiary of the Company, paid $18,048 of a preferred stock dividend by Triad issuing 1,504 shares of preferred stock.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


 FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," believe," "estimate," expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN-SHORTAGE OF WORKING CAPITAL
 AND CONTINUING LOSSES

     The Company has extremely limited available working capital, no credit
lines, and insufficient revenue to meet its operating requirements.   For the
three month period ended June 30, 1996, the Company suffered net losses of $183,000, and as of June 30, 1996, had an accumulated deficit of $7,786,000.
The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. The Company has been, and expects that it will continue to be, dependent solely upon cash provided by financing activities to fund its operations. The principal source of capital from outside sources during the preceding years has been receipts from the sale of securities. All of the foregoing raises substantial concerns respecting the ability of the Company to continue as a going concern.

     The Company's operating plan for the balance of 1996 and into 1997 is dependent upon the receipt of additional funding from equity or, if available, debt financing. The Company received $53,000 in net proceeds from its sale of common stock during the interim period ended June 30, 1996. There can be no assurance that the Company will be able to sell additional equity securities or arrange debt financing in the future to meet its capital requirements. The Company is relying on the surplus of AF Reinsurance, the sale of common stock, and borrowings, if available, to provide the $224,000 due under an October 1996 agreement to repurchase Triad Preferred Stock from APL and cancel its $100,000 claim. As a result of this redemption agreement, at September 30, 1996, $224,000 of minority interest (preferred stock in consolidated subsidiary) will be reclassified as a current liability.

     The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if the Company were unable to continue as a going concern.

     To date, the Company has not provided funds to Income Builders to support expansion of the marketing effort. The Company would benefit from additional capital for increased marketing of products underwritten by Mass General and for additional surplus for AF Reinsurance in order to retain coinsurance revenue from the life insurance and annuity production of Income Builders. The Company continues to incur costs in seeking capital for this planned expansion. LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements for operating and investing activities during the six months ended June 30, 1996, were provided by cash balances at the beginning of the period. Operating activities used net cash of $93,000 for the six-month period ended June 30, 1996, principally to fund the Company's net loss
and the increase in reserve against stockholders' notes.   Investing activities
required net cash of $205,000, after using $159,000 for an increase in stockholder notes receivable and $113,000 for the purchase of real estate intended for the subsequent purchase by a newly recruited executive marketing manager. Due to the failure to obtain additional Company funding to support marketing expansion, the individual did not begin employment so the real estate was sold to an unrelated party after June 30, 1996, for a gain of $16,791. Use of cash for operating and investing activities resulted in a $299,000 net decrease in cash during the six months ended June 30, 1996.

CAPITAL REQUIREMENTS

     The Company believes that the initial capitalization of AF Reinsurance is sufficient for the subsidiary to begin operations, although the Company is seeking additional funding in order to launch its new product introduction and marketing expansion and, in general, to form a broader base for planned activities. In addition to funding for AF Reinsurance, the Company would benefit from additional funds to cover accrued liabilities and accounts payable inasmuch as most of the Company's $1,056,000 current liabilities were past due at June 30, 1996, to pay ongoing operating losses, and to provide funds for additional marketing by Income Builders.

     In light of the organization of AF Reinsurance, the Company desires to continue to expand its marketing organization and acquire additional insurance company assets. The Company will require additional equity or debt capital to fund this expansion, and there can be no assurance that such funding will be available on terms viable to the Company.

     As of September 30, 1996, Triad had issued and outstanding 52,138 shares of Triad Preferred Stock with a liquidation preference of $12 per share, or an aggregate of $625,656 (without giving effect to the proposed repurchase of shares from APL discussed above), and AF Reinsurance had outstanding $425,000 in principal amount of surplus debentures, bearing interest at 7.66% per annum, due quarterly, with annual principal payments of $42,500 due annually, commencing September 30, 1996, secured by all of the outstanding common stock of AF Reinsurance. All principal and interest payments required to date have been paid. The Company may elect to utilize proceeds from these surplus debentures, which form a portion of the surplus of AF Reinsurance, to pay amounts due in the future.

     A substantial portion of the current assets of the Company consists of cash and cash items of AF Reinsurance, which is required to maintain capital and surplus aggregating at least $250,000 in order to conduct reinsurance activities in Arizona. The Company represented to the purchasers of preferred stock in Triad and $425,000 in surplus debentures of AF Reinsurance that the net proceeds from the issuance of such securities would be used for the reinsurance activities of AF Reinsurance. As of June 30, 1996, AF Reinsurance had a $102,000 account receivable for advances to Triad. Subsequent to June 30, 1996, AF Reinsurance used surplus to pay principal and interest due on the surplus debenture and to advance funds to Triad to redeem Triad Preferred Stock under the agreement with APL discussed above. AF Reinsurance may continue to utilize its surplus for similar purposes in the future.

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

     As part of the Company's strategic analysis and planning, it may consider a number of corporate restructuring alternatives and may explore the possibility of separating its Triad reinsurance activities and/or Income Builders marketing organization from the holding company parent and its essentially inactive subsidiary, American Financial Marketing. Management is analyzing the steps that would be required to implement such a possible restructuring for submittal to the board of directors for consideration. There can be no assurance as to whether any such organizational restructuring will be pursued, whether it will be implemented, or the business or financial effects thereof.
CERTAIN UNCERTAINTIES

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

RESULTS OF OPERATIONS

     Commission revenue for the second quarter of 1996 ("2Q96") and the first half of 1996 ("IH96") decreased $313,000, or 20.8%, and $399,000, or 14.9%, from the corresponding second quarter of 1995 ("2Q95") and first half of 1995 ("IH95"), respectively, due to the absence of special marketing incentive programs and generally moderate prevailing interest rates during 2Q96 and 1H96. In contrast, during 1Q95 and IH95 the underwriter of the Company's principal annuity products conducted an aggressive sales incentive program. In addition, during 2Q95 and 1H95 prevailing interest rates were relatively higher than in 2Q96 and 1H96, during which equity markets enjoyed substantial increases, which generally aided in the sale of annuity products such as those marketed by the Company. As investors shifted from fixed yield annuities to equities as the equity prices increased, industry wide annuity sales generally declined.

     Commission expense was 87.7% and 86.0% of commission revenue during 2Q96 and 1H96, respectively, as compared to 84.9% and 85.3% during 2Q95 and IH95, respectively. These fluctuations reflect ordinary variations in the commission schedule of various products, the age and other demographic characteristics of policy purchasers, the size of individual annuity and insurance policies sold, the commission schedule of the individual insurance agent selling particular policies, and similar factors, which will likely continue to fluctuate in the future.

     General and administrative expenses decreased $5,000 (1.3%) and increased $59,000 (9.0%) during 2Q96 and IH96 as compared to 2Q95 and IH95, respectively. The increase during IH96 was due principally to the increase in fees for professional services.

     The $5,000, or 11.4% decrease and the $14,000, or 19.1%, increase in other income and expense in 2Q96 and IH96 as compared to 2Q95 and IH95, respectively, is due principally to the interest accruing on the larger balance of outstanding stockholder notes receivable during the later period and an increase in interest expense on related notes payable.

     As a result of the foregoing, the Company's net loss increased $93,000 or 102.7% in 2Q96 and $143,000, or 74.7%, in IH96 over the corresponding periods in 1995. These increases in the loss during 2Q96 and IH96 included accrued dividends on outstanding preferred stock of a subsidiary of $12,032 and $24,064 during the three and six month periods, respectively. The increased loss combined with the larger number of shares outstanding during 1996 as compared to 1995, reflecting the interim sale of Common Stock to provide funding required for the Company to continue, caused the loss per common share to increase to $0.05 and $0.08 for 2Q96 and IH96, respectively, when compared to $0.02 and $0.05 for 2Q95 and IH95, respectively.

                                    PART II
                               OTHER INFORMATION

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

      The following exhibits are included as part of this report:

             SEC
Exhibit   Reference
 Number    Number              Title of Document              Location


Item 10. Material Contracts
10.01        10     Promissory note dated July 1, 1996,for   This Filing
                      $161,151 from Raymond L. Punta

     (b)  Reports on Form 8-K

          During the quarter ended June 30, 1996, the Company filed the following reports on Form 8-K:

  Date of Event Reported              Item Reported

     June 17, 1996             Item 4.  Changes in Registrant's
                                    Certifying Accountants


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN FINANCIAL HOLDING, INC.
                                   (Registrant)



Dated:December 3, 1996             By /s/    Kenton L. Stanger, President
                                    (Chief Financial and Accounting Officer)