Form 10QSB
period 1996-09-30
AMERICAN FINANCIAL HOLDING INC /DE
filed 1996-12-05
CIK 357097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED          SEPTEMBER 30, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The Company had 4,279,000 shares of common stock, par value $.01 per share, issued and outstanding as of November 15, 1996.

                          ITEM 1. FINANCIAL STATEMENTS


                                  SPECIAL NOTE

     THIS REPORT ON FORM 10-QSB FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 1995, OF AMERICAN FINANCIAL HOLDING, INC. (THE "COMPANY"), IS BEING FILED IN DECEMBER 1996, SUBSTANTIALLY AFTER ITS DUE DATE. THIS REPORT SHOULD BE READ IN CONJUNCTION WITH OTHER PERIODIC REPORTS REPORTING EVENTS OCCURRING AFTER DECEMBER 31, 1995. SUCH OTHER PERIODIC REPORTS AND THE INFORMATION SET FORTH THEREIN SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, WHICH CONTAINS INFORMATION AS OF DECEMBER 31, 1995, AND THIS QUARTERLY REPORT ON FORM 10-QSB UNLESS OTHERWISE INDICATED.

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

               AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                         SEPTEMBER 30, DECEMBER 31,
                                              1996        1995
CURRENT ASSETS
     Cash                                  $677,857     $988,904
     Marketable securities                   57,517       88,100
     Commissions receivable                  91,055      170,014
     Interest receivable                      5,112        1,414
     Other receivable                        21,000            -
     Real estate contract receivable        161,151            -
                                          ---------    ---------
          TOTAL CURRENT ASSETS            1,013,692    1,248,432
                                          ---------    ---------
PROPERTY AND EQUIPMENT
     Automobiles                            128,142       97,852
     Equipment                               48,875       48,238
     Furniture and fixtures                  22,133       22,133
                                            199,150      168,223
     Less: accumulated depreciation         (88,549)     (65,622)
                                          ---------     --------
          NET PROPERTY AND EQUIPMENT        110,601      102,601
                                          ---------     --------

OTHER ASSETS
     Investment in real estate                 -         102,955
     Net deferred tax asset                 195,560      195,560
     Deposits                                31,856       26,804

          TOTAL OTHER ASSETS                227,416      325,319
                                          ---------    ---------
TOTAL ASSETS                             $1,351,709   $1,676,352
                                          =========    =========




   See the accompanying notes to condensed consolidated financial statements.

               AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                         SEPTEMBER 30, DECEMBER 31,
                                              1996        1995
CURRENT LIABILITIES
     Accounts payable                      $412,587     $317,277
     Commissions payable                     69,447      170,014
     Short-term borrowings                   20,471       53,478
     Accrued liabilities                    308,822      281,528
     Income taxes payable                   268,241      256,241
     Preferred dividends payable             22,471       24,064
     Current portion of long-term debt       21,449       57,738
     Obligation to redeem preferred
      stock of subsidiary                   224,000            -
                                          ---------    ---------
          TOTAL CURRENT LIABILITIES       1,347,488    1,160,340
                                          ---------    ---------
LONG-TERM DEBT, net of current portion      587,198      522,403
                                          ---------    ---------
MINORITY INTEREST (preferred stock in
 consolidated subsidiary)                   231,986      437,938
                                          ---------    ---------
STOCKHOLDERS' DEFICIT
 Common stock - $.01 par value,
  20,000,000 shares authorized,
  4,279,449 and 4,232,399 shares issued
  and outstanding at September 30, 1996
  and December 31, 1995, respectively        42,794       42,324
 Additional paid-in capital               7,431,370    7,378,424
 Stockholders' notes receivable,
   net of reserve of $1,171,609
   and $869,255 at 1996 and
   December 31, 1995, respectively         (383,966)    (383,966)
Unrealized loss on marketable securities    (27,291)     (53,412)
     Accumulated deficit                 (7,877,870)  (7,427,699)
                                          ---------    ---------
          TOTAL STOCKHOLDERS' DEFICIT      (814,963)    (444,329)
                                          ---------    ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT                   $1,351,709   $1,676,352



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

                                   AMERICAN FINANCIAL HOLDING, INC.
                                   (Registrant)



Dated:    December 3, 1996         By /s/  Kenton L. Stanger, President
                                     (Chief Financial and Accounting Officer)