Form 10KSB
period 1996-12-31
AMERICAN FINANCIAL HOLDING INC /DE
filed 1997-08-05
CIK 357097

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission file number: 0-12666

       AMERICAN FINANCIAL HOLDING, INC.
(Exact name of Company as specified in charter)

           Delaware                         87-0458888
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

225 South 200 West, No. 302,
P.O. Box 683, Farmington, Utah                84025-0683
(Address of principal executive offices)     (Zip Code)

Company's telephone number, including area code: (801) 451-9580
Telecopy: (801) 451-9582

Securities registered pursuant to Section 12(b) of the Act:

Title of Class    Name of each exchange on which registered
     None                            None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   /  /   No  /x/

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year:  $4,177,000

As of July 20, 1997, the Company had outstanding 4,279,449 shares of its common stock, par value $0.01.

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

Transitional Small Business Disclosure Format (Check one):
Yes  /  /   No  /x/


SPECIAL NOTE

     This annual report on Form 10-KSB for the year ended December 31, 1996, of American Financial Holding, Inc., (the "Company"), is being filed in July 1997, substantially after its due date. This report should be read in conjunction with other periodic reports reporting events occurring after December 31, 1996, to be filed soon, including quarterly reports on Form 10-QSB for the fiscal quarters ended March 31 and June 30, 1997. Such other periodic reports and the information set forth therein should be read together with this annual report on Form 10-KSB, which contains information as of December 31, 1996, unless otherwise indicated.

Caution Respecting Forward-Looking Information

     This annual report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction and History

     American Financial Holding, Inc. (the "Company"), markets life insurance and annuity products underwritten by other insurance providers, principally through its marketing subsidiary, Income Builders, Inc. ("Income Builders").

     The Company, through Income Builders, acts as an independent field marketing organization for LifeUSA Holding, Inc. ("LifeUSA"), and has been a leading national producer for LifeUSA for combined premium and life premium sales in recent years. It is the goal of management to acquire, manage, and fund the operations of a financial services holding company with broad-based marketing of life insurance and annuities, including the products of other insurance companies and ultimately the Company's own products. In connection with the acquisition of Income Builders as a wholly-owned subsidiary in 1989, the Company agreed to use its best efforts to seek additional equity financing to fund the expansion of Income Builders. (See "Acquisition of Income Builders" below.)

     In 1995, The Company organized American Financial Reinsurance, Inc. ("AF Reinsurance"), as a wholly-owned subsidiary of Triad Financial Systems, Inc. ("Triad"), a subsidiary of the Company, which was granted a charter by the Arizona Insurance Department to conduct business as a reinsurance company in that state and to coinsure a portion of the products sold by the Company. AF Reinsurance has entered into coinsurance and reinsurance agreements with Massachusetts General Life Insurance Company and its affiliated insurance companies, particularly Life Partners Group, Inc., an Englewood, Colorado-based insurance group (together, "Mass General"), a subsidiary of Conseco, through which they may cede back to the Company a portion of the life insurance and annuity cession allowances on policies marketed by the Company, as discussed below. The Company has not initiated activities under its agreements with Mass General.

     Unless the context otherwise requires, when used herein, the term "AFH" refers separately to the corporate parent and the term "the Company" refers to AFH and its subsidiaries, Income Builders, Triad, and American Financial Marketing, Inc., and Triad's subsidiary, AF Reinsurance.

The Company's Ability to Continue as a Going Concern--Shortage of Working Capital and Continuing Losses

     The Company has extremely limited working capital, no credit lines, and insufficient revenue to meet its operating requirements. For the years ended December 31, 1996 and 1995, the Company suffered net losses applicable to common stockholders of $942,000 and $696,000, respectively, and as of December 31, 1996, had an accumulated deficit of $8,355,000. At December 31, 1996, the Company had a stockholders' deficit of $960,000. The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. The Company has been dependent solely upon cash provided by financing activities to fund its operations. The principal sources of capital from outside sources during the preceding years have been receipts from the sale of securities. All of the foregoing raises substantial concerns respecting the ability of the Company to continue as a going concern.

     The Company's operating plan for the balance of 1997 and early 1998 depends on the receipt of additional funding from equity financing. There can be no assurance that that the Company will be able to sell additional equity securities to meet its capital requirements. The Company received $53,000 from its sale of common stock during 1996.

     The Company is considering possible organizational restructuring alternatives. One plan being considered would consist of the consolidation of the Company's principal marketing and most promising reinsurance activities in Triad and the separation of Triad from AFH as its corporate parent, which has significant net operating losses, a substantial amount of which are a part of the losses previously accumulated by the publicly-held corporation when current management acquired control in 1988. Management of the Company believes that the separation of Triad from the Company would enhance the ability of Triad to obtain additional financing and provide other long-term benefits to the Company's stockholders. A portion of new financing obtained by Triad would be paid to AFH in partial consideration of the transfer of certain assets to Triad, thereby enhancing the ability of AFH to continue. The original plan to effectuate the foregoing in connection with a proposed debt funding effort was not implemented when the funding was not completed. Recently, the Company has determined to reanalyze the possible restructuring plan after it has had the opportunity to study the details of the recently announced Congressional bipartisan approval of tax legislation that may impact certain tax aspects of a restructuring such as that outlined above.

     While the Company continues to review the above organizational restructuring, it is also considering other corporate structures, joint ventures, or other strategic or collaborative relationships to enable the Company to capitalize on its marketing capabilities while participating in reinsurance on products marketed by it.

     There can be no assurance as to when, if ever, any restructuring may be implemented or whether or when any funding that may be required can be obtained. A restructuring would be subject to a number of regulatory and legal conditions. (See "Possible Restructuring" below.)

     The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if the Company were unable to continue as a going concern. (See FINANCIAL STATEMENTS: Note 10 and "ITEM 6:
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.")

Business Strategy

     The Company's business strategy is to grow by (i) expanding its marketing organization, (ii) activating AF Reinsurance to reinsure and coinsure an increasing amount of the insurance products that its independent contractor agents sell, and (iii) acquiring portfolios of insurance in force and life insurance companies with established products, markets, or other insurance opportunities. The Company will require substantial amounts of additional equity financing to fully implement this strategy.

     The Company expands its marketing organization by recruiting through national campaigns for new agents and regional seminars designed both to increase the number of general agencies under contract as well as to enhance the productivity of those general agencies already under contract. In addition, the Company is seeking alliances with additional marketing organizations that market both LifeUSA and other products and with other insurance underwriters that offer additional insurance products that can be sold through the Company's marketing organization.

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

     The Company investigates opportunities for acquisitions and the availability of required funding and will consider an acquisition when most of its acquisition criteria can be met, depending on the availability of required funding. Key considerations include (i) an acquisition price that reflects little, if any, goodwill; (ii) a book of business that is both profitable and properly underwritten; (iii) licenses to sell insurance products in states in which the Company is not currently authorized but finds attractive; (iv) a management, sales force, or facilities that the Company would like to acquire;
(v) insurance and annuity products that are attractive; (vi) an investment portfolio that is sound and properly valued; and (vii) an absence of contingent liabilities or regulatory problems. To date, the Company has not been successful in acquiring funding to enable it to complete acquisitions.

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

     There can be no assurance, of course, that the Company will be able to implement its long-term business strategy, identify any acquisition target or complete any acquisition, obtain required expansion capital, or achieve profitable operations.

     As the Company acquires insurance carriers, it will be subject to the regulation and supervision by the states in which it transacts business.

Possible Restructuring

     As a result of a review of the corporate and capital structure of the Company, management has developed one possible organizational restructuring plan to separate AFH and its current operating subsidiaries. As a first step of this plan, the Company would consolidate into Triad the Company's principal marketing units, Income Builders and American Financial Marketing, Inc., and its proposed reinsurance activities to be conducted through AF Reinsurance, already a Triad subsidiary. This would be effected through the transfer of all of the outstanding stock of Income Builders, Inc., and American Financial Marketing, Inc., to Triad in consideration of certain cash payments and stock of Triad. Triad, as so reorganized, would then be separated from the current corporate parent, AFH, by distributing all of the outstanding shares of Triad common stock to the current stockholders of AFH.

     One of the goals of an organizational restructuring would be to separate the most promising revenue producing activities of the Company from AFH, which has significant net operating losses, a substantial amount of which are a part of the losses previously accumulated by the publicly-held corporation when current management acquired control in 1988. As a result of the proposed reorganization being considered by management, Triad, as a separate publicly-held corporation and its subsidiaries, would continue with its marketing activities (Income Builders and American Financial Marketing) and its reinsurance activities (AF Reinsurance) and would operate and seek financing on its own.

     Management of the Company believes that the separation of Triad from AFH as proposed would enhance the ability of Triad to obtain additional financing and provide other long-term benefits to the common stockholders of both Triad and the Company. However, as a result of the recently announced Congressional bipartisan approval of certain tax legislation that my impact certain tax aspects of implementing the organizational restructuring plan outlined above, the Company has determined to reanalyze the possible plan and may consider other
alternatives to accomplish its restructuring objectives.   Such other
alternatives may include corporate structures, joint ventures, or other strategic or collaborative relationships to enable the Company to capitalize on its marketing capabilities while participating in reinsurance on products marketed by it.

     The Company is seeking a combination of debt and equity funding for Triad to complete any organizational restructuring and the payment of agreed consideration to AFH and to fund Triad's reinsurance company capital and surplus, retire its outstanding surplus debenture, acquire other books of business or insurance companies, and expand its marketing activities.
Completion of a restructuring such as that outlined above would likely be a condition precedent to obtaining such funding. There can be no assurance as to when, if ever, such funding could be obtained. The Company previously entered into a letter of intent from a funding group for debt and equity funding for these purposes, but the transaction was not completed and has now been abandoned. The Company continues to work with other potential funding sources for required capital, but there can be no assurance that funding in budgeted amounts or on favorable terms can be obtained. The Company has not determined whether a restructuring such as that outlined above would be implemented in the absence of substantial amounts of additional funding for the Company's proposed business activities. The source and terms of any additional funding obtained by the Company may impact management's decision as to the implementation of any restructuring alternative. (See "item 6. management'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.")

     If and when a possible restructuring plan is implemented, the Company will undertake the necessary regulatory and other compliance measures to complete such restructuring, which will likely take several months and require substantial expenditures for transaction costs. It is not anticipated that shareholder approval will be required for any such restructuring. The completion of any restructuring will be subject to the completion of certain regulatory filings, the resolution of certain legal and accounting issues, and other requirements. To the extent that the restructuring includes the offer and sale of securities, it will be effected only by means of a prospectus.

     Although management believes that it is probable that a restructuring such as outlined herein will be completed, there can be no assurance that it will in fact be effected, that the Company will be able to fund the legal, accounting, and other work necessary, or that such a restructuring will be beneficial to the Company's stockholders.
Product Lines

     The Company markets life insurance and annuity products underwritten by unrelated insurance companies. LifeUSA, however, presently underwrites most products marketed by the Company. LifeUSA currently underwrites approximately 12 life insurance and annuity products, of which the Company has primarily marketed the Accumulator 8 Series of Annuities and Universal Annuity Life I and III policies.

     As the Company implements its reinsurance arrangement through AF Reinsurance, as discussed below under "AF Reinsurance," it intends to offer additional insurance, annuity and specialty products developed by Mass General and other insurance companies through marketing, reinsurance, or other arrangements with such companies.

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

     As of December 1996, the Company had contracted with over 1,930 independent contractor-agents to participate in its marketing organization, with 1996 annual premium production of over $36 million. The number of independent agents at December 31, 1996, is lower than the approximately 5,500 agents under contract on December 31, 1995, reflecting the efforts of the Company, in conjunction with LifeUSA, to terminate their marketing relationship with agents that had not generated premiums within the preceding 24 months.

     It is customary for insurance companies which market products through independent agents to advance to certain agents, at the time the policy is issued, a substantial portion of the first year commission payable to the agent, even if the policy holder pays the first year insurance premium in monthly installments. Annualization of the first year commissions and, in effect, prepayment of such commissions, provides the agent with funds to meet current operating needs. The insurance providers that underwrite the products marketed by the Company typically advance up to an aggregate of 50% to 75% of the agent's first year commissions on submission of an insurance application and/or issuance of the policy. The commission advances are credited against the agent's account as policy premiums are received by the underwriter and the agent earns the related commission. If an application for insurance is rejected or the policyholder discontinues the policy prior to the thirteenth month, an appropriate amount is charged back against the agent's account. As a consequence, the Company assumes certain credit risks because the selling agent could cease further sales of Company products or policies could lapse before earned premiums are sufficient to pay the agent's indebtedness. The Company is required to repay commission advances only if the agent cannot. Historically, the Company has not been required to reimburse any material amount of unearned commissions.

AF Reinsurance

     Triad organized AF Reinsurance as a wholly-owned subsidiary under the laws of Arizona. After obtaining initial capitalization, as discussed below, AF Reinsurance applied for and was granted, effective November 24, 1995, by the Arizona Insurance Department a Certificate of Authority to operate as a reinsurance company in Arizona, initially for the purpose of implementing a reinsurance program with Mass General and LifeUSA of Minneapolis, Minnesota.

     The Company obtained an aggregate of $864,000 in initial capital and surplus for AF Reinsurance, consisting of $439,000 in net proceeds from the sale of 8% Payable in Cash and in Kind Cumulative Convertible Preferred Stock of Triad ("Triad Preferred Stock") and $425,000 in proceeds from a subordinated surplus debenture issued to Mass General, consistent with that insurance company's practice of assisting associated reinsurance carriers in meeting their surplus requirements.

     AF Reinsurance entered into an agreement to establish a reinsurance arrangement with Mass General for various life insurance products underwritten by Mass General and to be marketed through the Company's marketing organization. AF Reinsurance also intends to implement a reinsurance arrangement with LifeUSA for annuity and other products underwritten by it. However, AF Reinsurance's arrangement with Mass General precludes the use of capital resulting from its purchase of the subordinated surplus debenture as discussed above to provide reinsurance for policies issued by other underwriters. Accordingly, the Company would be required to repay such debenture with an outstanding balance of $425,000 at December 31, 1996, or obtain additional financing for AF Reinsurance before it could begin reinsurance of LifeUSA products. There can be no assurance that planned reinsurance arrangements can be reached, that reinsurance arrangements with insurance companies can be implemented effectively through AF Reinsurance without substantially impacting its capital and surplus, thus requiring the infusion into AF Reinsurance of additional funding, that such business will result in gross operating margins to AF Reinsurance, that Triad will be able to meet its debt service obligations on its outstanding debentures, or that such activities will in general be profitable.

     In order to implement the reinsurance program with Mass General, the Company is now developing a program to introduce Mass General's products for sale through the Income Builders independent contractor sales force on a limited basis. Depending on the level of production, under its agreement with Mass General the Company will receive a cede back of 33.3% of the annualized premium produced for Mass General and assume 33.3% of the related policy obligations.
To date, the Company has been unable to launch this marketing program due to shortages of working capital. There can be no assurance that the Company will be able to commence this marketing program without substantial amounts of additional funding or that such marketing program will be successful even if funded and undertaken. Further, there can be no assurance that the terms of the Company's existing reinsurance arrangements will result in a financial return to the Company.

     While planning the product offerings and marketing effort for Triad, in 1995 it agreed to market a product underwritten by American Physicians Life ("APL"), Columbus, Ohio, and agreed that it would pay APL an amount equal to 10% of the amount by which $1,000,000 exceeded the premium for the APL product generated by the Company by September 30, 1996. Because of the inadequate funding of Triad, the Company was unable to initiate marketing of the APL product and generated no premium income under the APL agreement. Accordingly, APL has demanded that the Company pay APL $100,000. In lieu of such payment, the Company agreed to repurchase for $224,000 the shares of Triad Preferred Stock that APL purchased in 1995 for $200,000, plus dividends, payable in four equal consecutive monthly installments commencing in October 1996. This purchase has now been completed and funded from the cash of AF Reinsurance, and the $100,000 claim has been canceled. The Company still intends to introduce the APL product to independent contractor agencies recruited in the future.

     AF Reinsurance is required by the Arizona Department of Insurance to maintain combined capital and surplus of at least $150,000 in order to maintain its reinsurance charter. During 1996, AF Reinsurance used $520,000 of its cash for advances to AF Reinsurance's parent, Triad, and/or its parent, AFH, to pay $112,000 to redeem Triad Preferred Stock from APL as discussed above, $28,000 in interest on the subordinated surplus debenture held by Mass General and, in turn, AFH, and $380,000 for general and administrative expenses, including advances to officers and directors of AFH. The resulting $520,000 in inter-corporate advances is not an admitted asset for purposes of determining AF Reinsurance's capital and surplus under the requirements of the Arizona Department of Insurance. The Company believes that AF Reinsurance meets the applicable capital and surplus requirements of the Arizona Department of Insurance. On June 6, 1997, the Arizona Department of Insurance entered a Suspension Order suspending the certificate of authority of AF Reinsurance for its failure to file by March 31, 1997, its annual statement of financial condition and pay the related fees. The Company intends to file the required reports and pay the required fees and penalties during the third quarter of 1997 and expects that its certificate of authority will be reinstated.

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

     Most states have also enacted legislation that regulates insurance holding company systems, including acquisitions, extraordinary and intercorporate dividends, the terms of surplus debentures, the terms of affiliated transactions, and other related matters. Recently, increased scrutiny has been placed on the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. Insurance departments in the various states require insurance companies to make annual and quarterly filings. These statutory filings require classifications of investments and the establishment of mandatory reserves.

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

Personnel

     The Company has four employees, all of whom are officers and directors of the parent company, American Financial Holding, Inc., and two of whom are executive officers and directors of Income Builders, Inc. In addition to its employees, the Company contracts with regional independent agencies and insurance salesmen on an independent contractor basis as discussed above. (See " Marketing.")

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

     On October 9, 1996, the Company was advised by the Enforcement Division of the Securities and Exchange Commission (the "Commission") that it is considering recommending that the Commission bring an enforcement action, which could include a civil penalty, against the Company in U.S. District Court for failing to file timely periodic reports in violation of Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules thereunder. Between March 31, 1997, and the filing of this report, this advice was reaffirmed vigorously in view of the Company's repeated delinquency and failure to meet its reporting and filing obligations under the Exchange Act.

     In October 1996 the Company also received a request for the voluntary production of information to the Enforcement Division of the Commission related to the resignation of Coopers & Lybrand LLP, the dismissal of Arthur Andersen LLP, and the appointment of Jones, Jensen & Company as the Company's independent accountant and the reasons therefor. In addition, the Company is requested to provide certain information respecting its previous sales of securities. The Company has not been advised of the outcome of the foregoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a meeting of its shareholders during the quarter ended December 31, 1996.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There has been no established, consistent trading market for AFH's common stock during significant portions of the preceding two years. Although the Company has learned of various isolated transactions, apparently at prices negotiated in the individual circumstances, there is no reliable information from which to present data respecting regular trading prices and market activity.

     Although the common stock of AFH has been listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc., system ("EBB") under the symbol "ANFH", quotations have been published only intermittently. However, the trading volume of the common stock of AFH is limited, creating significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. Consequently, the price of the common stock in the trading market fluctuates dramatically over short periods as a result of factors unrelated to the business activities of the Company.

     Because of the lack of specific transaction information and the Company's belief that quotations are particularly sensitive to actual or anticipated volume of supply and demand, the Company does not believe that quotations are reliable indicators of a viable trading market for AFH's common stock. In this limited market, brokers typically publish no fixed quotations to purchase a minimum number of shares at a published price, but express a willingness to buy or sell the stock and from time to time complete transactions in the securities at negotiated prices. As of July 21, 1997, the AFH's common stock was quoted, subject to the foregoing limitations and qualifications, at $0.125 bid, $0.1875 asked. The foregoing bid quotations do not reflect dealer mark-ups, markdowns, brokerage commissions, or other charges and do not reflect actual transactions.

     As of July 20, 1997, there were 4,279,449 shares of common stock issued and outstanding, held by approximately 653 shareholders.

     AFH has not paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's Ability to Continue as a Going Concern--Shortage of Working Capital and Continuing Losses

     The Company has extremely limited working capital, no credit lines, and
insufficient revenue to meet its operating requirements.   For the years ended
December 31, 1996 and 1995, the Company suffered net losses applicable to common stockholders of $942,000 and $696,000, respectively, and as of December 31, 1996, had an accumulated deficit of $8,355,000. At December 31, 1996, the Company had a stockholders' deficit of $960,000. The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. During 1996, the Company has used the cash of its reinsurance subsidiary, AF Reinsurance, to fund its operating, investing, and financing activities. The principal source of cash from outside sources has been receipts from the sale of securities. All of the foregoing raise substantial concerns respecting the ability of the Company to continue as a going concern.

     The Company's operating plan for the balance of 1997 and into 1998 is dependent upon the receipt of additional funding from equity financing.
Although the Company received $53,000 in net proceeds from the sale of common stock during 1996, these proceeds were inadequate to offset cash required for other financing activities, including redemption of Triad Preferred Stock, advances to shareholders, and principal payments on borrowings. As discussed in "Item 1. Business" above, the Company proposes to undertake an organization restructuring which management believes will enhance the ability of the Company to obtain equity of from $1 million to $5 million to fund the activation of its reinsurance subsidiary and expansion of marketing which, together with proceeds from the financing, should enable the Company to continue. Prior to implementing any organizational restructuring, it will be necessary for the Company to obtain interim funds to pay related legal, accounting, and other expenditures. There can be no assurance that any required initial funding can be obtained for any of the foregoing or that the Company will be able to continue.

     The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if the Company were unable to continue as a going concern. (See Financial Statements: Note 10.)

Liquidity and Capital Resources

     The Company's cash requirements of $628,000 for 1996 were provided by cash balances at the beginning of the year, principally cash proceeds from debt and equity financings completed by Triad in 1995. For the year ended December 31, 1996, the Company experienced negative cash flow from operating activities of $733,000, compared with negative cash flow from operating activities of $466,000 in 1995. The increased cash required to fund operating activities in 1996 as compared to 1995 is principally due to the higher operating loss in 1996 due to increased general and administrative expenses as discussed below.

     Investing activities used cash of $125,000 in 1996 as compared to $10,000 in 1995. The largest component of the Company's investing activities in 1996 consisted of $108,000 used to purchase a condominium for the anticipated use of an executive being recruited. The executive did not join the Company and the condominium was sold in the first quarter of 1997.

     During 1996, the Company's financing activities provided net cash of $231,000, consisting principally of $384,000 decrease in stockholder notes receivable that were expensed because management determined that the ultimate collectibility of such notes was uncertain and $53,000 in proceeds received from the sale of common stock. These increases more than offset the $94,000 (net) for redeeming Triad Preferred Stock, $48,000 for principal payments on short- and long-term borrowings, and $64,000 for advances to shareholders, all of which more than offset the $53,000 in proceeds received from the sale of common stock.

     At December 31, 1996, the Company had notes and open accounts receivable of $3,087,745 due from officers, directors and stockholders of the Company. The loans were initially made as unsecured advances with no due dates specified. On March 31, 1992, all advances were converted to promissory notes that bear interest at eight percent and are due on demand. The promissory notes have been amended for additional advances and accrued interest through December 31, 1995. Approximately 100,000 shares of common stock of the Company are pledged as partial collateral for all except one of the notes. Additional advances subsequent to December 31, 1995, were made on an open account basis.

     At December 31, 1993, management determined that the ultimate collectibility of certain of the stockholders' notes receivable was uncertain. Accordingly, management recorded a reserve of $869,255 against those portions of the stockholders' notes receivable that had not previously been expensed for financial reporting purposes. The Company has expensed for financial reporting purposes the remaining $2,218,490 of the notes receivable in each year as compensation expense to certain officers and directors. Of this amount, $786,662 and $588,140 was expensed in the years ended December 31, 1996 and 1995, respectively. However, these individuals are obligated under the promissory notes to repay the entire stated principal of the loans.

     During the years ended December 31, 1996 and 1995, the Company recognized $202,803 and $166,632 respectively, of interest income related to these notes receivable. The interest income was not paid by the shareholders but was added to the balance of the notes receivable. (See FINANCIAL STATEMENTS: Note 9.)

     The Company does not expect that payments under these notes will provide capital during the next 12 months.

Capital Requirements

     The Company believes that the remaining capitalization of AF Reinsurance is sufficient for the subsidiary to begin operations, although the Company is seeking additional funding in order to launch new product introduction and marketing expansion and, in general, to form a broader base for planned activities. In addition to funding for AF Reinsurance, the Company would benefit from additional funds to cover accrued liabilities and accounts payable inasmuch as most of the Company's $1,395,000 current liabilities were past due at December 31, 1996, to pay ongoing operating losses, and to provide funds for additional marketing by Income Builders.

     By activating AF Reinsurance, the Company desires to continue to expand its marketing organization and acquire additional insurance company assets. The Company will require additional equity or debt capital to fund this expansion, and there can be no assurance that such funding will be available on terms viable to the Company.

     As of December 31, 1996, Triad had issued and outstanding 44,702 shares of Triad Preferred Stock with a liquidation preference of $12 per share, or an aggregate of $536,424, and AF Reinsurance had outstanding $425,000 in principal amount of surplus debentures, bearing interest at 7.66% per annum, due quarterly, with annual principal payments of $42,500 due annually, commencing September 30, 1996. All interest payments required through December 31, 1996, have been paid. The Company tendered the September 30, 1996, principal payment of $42,500, but the payment was not deposited and the Company and Mass General are discussing extended repayment terms. The Company expects to continue to utilize proceeds from these surplus debentures, which form a portion of the surplus of AF Reinsurance, to pay the principal portion of the amount due in the future.

     The Company has issued a promissory note aggregating $340,000 at December 31, 1996, bearing interest at 8% (12% after default) and due five days after demand, but in any event, by March 31, 1997. This note is currently in default, but the Company does not expect that collection efforts will be commenced as long as the payee, in its sole discretion, concludes that the Company is making substantial progress toward obtaining sufficient financing to pay the note.
This note is secured by a pledge of officer and director notes payable to the Company aggregating approximately $2,606,000 at December 31, 1995.

     Inasmuch as the 1995 offering of Triad Preferred Stock was not successful in obtaining the amount of funding anticipated, the Company has been unable to launch its product introduction and marketing effort and has been using the cash proceeds from that offering and from the related sale of a surplus debenture to meet the Company's cash requirements, as discussed above. Therefore, the Company is exploring other financing alternatives, including the sale of additional equity securities. Net proceeds from such funding would be utilized to fund marketing expansion and related new product introduction, to increase the surplus of AF Reinsurance, to cover ongoing general and administrative expenses (including payments to executive officers and directors), and perhaps to reduce the outstanding Triad surplus debenture or to redeem Triad Preferred Stock. There can be no assurance that any of the Company's efforts to obtain additional funding will be successful or that the Company will be able to continue.

     As discussed above, AFH intends to separate its Triad reinsurance activities, Income Builders, and currently inactive American Financial Marketing from the holding company parent. There can be no assurance as to whether any such organizational restructuring will be pursued, whether it will be implemented, or the business or financial effects thereof.

Certain Uncertainties

     AFH and Triad have sold securities in reliance on exemptions from registration under the Securities Act and applicable state securities laws. Management believes that the Company has materially complied with the requirements of the applicable exemptions. However, since compliance with these exemptions is highly technical, it is possible that the Company could be faced with certain contingencies based on civil liabilities resulting from the failure to meet the terms and conditions of such exemptions, which could have a material adverse impact on the Company's financial condition. Neither AFH nor Triad has received any demand from any shareholder requesting a return of his investment, damages, or other remedies in connection with the purchase of securities by such shareholder.

Results of Operations

     Commission revenue for the year ended December 31, 1996, decreased $583,000, or 12.2%, to $4,177,000 from $4,759,000 during 1995. The 1996 decrease is due to the absence of special marketing incentive programs and generally more moderate prevailing interest rates during 1996 than during the previous year, when the underwriter of the Company's principal annuity products
conducted an aggressive sales incentive program.   In addition, during the
earlier months of 1995, prevailing interest rates were relatively higher than in 1996, during which equity markets enjoyed record increases, which generally aided in the sale during 1995 of annuity products such as those marketed by the Company. As investors shifted from fixed-yield annuities to equities in 1996, industry-wide annuity sales generally declined. Low interest rates continue into 1997. Commission expense declined $630,000, or 15.4%, to $3,466,000 in
1996 as compared to $4,096,000 in 1995.   This fluctuation reflects ordinary
variations in the commission schedule of various products, the age and other demographics of policy purchasers, the size of individual annuity and insurance policies sold, the commission schedules of the individual insurance agents selling particular policies, and similar factors, which will likely continue to fluctuate in the future.

     Gross profit of $711,000 in 1996, or 17.0% of commission revenue, is a significant improvement over the $664,000 in gross profit in 1995, equivalent to 14.0% of commission revenue. This significant improvement in gross profit in 1996 is due to the foregoing factors and may not be indicative of the gross profit that may be expected in future periods.

     General and administrative expenses increased $290,849 or 19.6%, to $1,777,000 in 1996 as compared to $1,486,000 a year earlier. The 1996 increase is due principally to the recognition as an expense of $384,000 in stockholder notes receivable based on management's determination that the ultimate collectibility of such notes was uncertain. Total other income (expense) increased $10,000, or 6.1%, in 1996 to $174,000 as compared to $164,000 in 1995.
The principal component of other income (expense) in both years ($239,000 in 1996 and $196,000 in 1995), consisted of interest accrued on notes and open accounts receivable from executive officers and directors with outstanding balances of $3,088,000 and $2,685,000 at December 31, 1996 and 1995,
respectively. As noted above, the Company has recorded reserves aggregating $869,000 against the $3,088,000 face amounts of these notes and open accounts receivable based on management's conclusion that the ultimate collectibility of these notes is uncertain. Such accrued interest has not been paid by the officers and directors but has been added to the principal amount of the notes receivable. For financial reporting purposes, the difference of $2,219,000 between the gross amount of the stockholder notes and open accounts receivable of $3,088,000 and as of December 31, 1996, and the recorded reserve of $869,000 has been expensed as executive compensation (See FINANCIAL STATEMENTS: Note 9, and "Item 10. Executive Compensation.")

     As a result of the foregoing, the Company's loss before income taxes increased $233,000 or 35.4%, to $892,000 in 1996 as compared to $659,000 in
1995. After income tax provision and preferred stock dividend, the net loss applicable to common stockholders increased $246,000 or 35.3% to $942,000 in 1996, or a loss of $0.22 per share on a weighted average of 4,264,000 shares issued and outstanding, as compared to $696,000 in 1995, or a loss of $0.18 on a weighted average of 3,873,000 shares outstanding.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company, including the required accountant's reports, are included following a table of contents beginning immediately following the signature page to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 10, 1996, the Company engaged Coopers & Lybrand LLP ("Coopers & Lybrand"), Salt Lake City, Utah, to audit and report on the Company's financial statements for the year ended December 31, 1995.

     On such date, the board of directors also approved the dismissal of Arthur Andersen LLP ("Arthur Andersen"), Salt Lake City, Utah, as the Company's previous auditors.

     The most recent report of Arthur Andersen on the Company's financial statements, consisting of consolidated balance sheets as of December 31, 1994, and 1993, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1994, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report contained an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

     During the period following December 31, 1994, and preceding the dismissal of Arthur Andersen, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     In June 1993, Arthur Andersen had advised the Company of concern over material weaknesses in the Company's internal controls that the accountant believed could adversely affect the Company's ability to develop reliable financial statements. The Company implemented Arthur Andersen's recommendations for strengthening its internal controls. During the period following December 31, 1994, and the subsequent interim period preceding Arthur Andersen's dismissal, the Company was not advised by Arthur Andersen that internal controls necessary for the Company to develop reliable financial statements did not exist nor that information had come to its attention that led it to no longer be able to rely on management's representations or that made it unwilling to be associated with the financial statements prepared by management.

     The Company was not advised by Arthur Andersen of the need to expand significantly the scope of the Company's audit, nor was the Company advised that during the period following December 31,1994, and preceding its dismissal, that information had come to the attention of Arthur Andersen that on further investigation could potentially (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements (December 31, 1994) covered by their audit report, or (ii) cause Arthur Andersen to be unwilling to rely on management's representations or be associated with the Company's financial statements. The Company was not advised by Arthur Andersen that information had come to its attention that it concluded materially impacted the fairness or reliability of a previously issued audit report or the underlying financial statements.

     No consultations occurred between the Company and Coopers & Lybrand during the two most recent fiscal years and any subsequent interim period prior to Coopers & Lybrand's appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

     On June 17, 1996, Coopers & Lybrand resigned as the independent accountants of the Company. Coopers & Lybrand did not complete or issue any report on its audit of the December 31, 1995, financial statements of the Company.

     In connection with its resignation, Coopers & Lybrand advised the Company that information had come to its attention that, if investigated further, could materially impact the fairness or reliability of previously issued audit reports or the underlying financial statements relating to the extent of and the method of accounting for shareholder advances and stock issuance costs.

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

     On July 8, 1996, the board of directors approved the engagement of Jones, Jensen & Company, Salt Lake City, Utah, to audit and report on the Company's financial statements for the year ended December 31, 1995, which audit report was included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

     No consultations occurred between the Company and Jones, Jensen & Company during either of the two fiscal years ended December 31, 1994 and 1993, and any subsequent interim period prior to Jones, Jensen & Company's appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Jones, Jensen & Company was engaged to audit the Company's financial statements for the year ended December 31, 1996, and its audit report is included with this annual report.


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name                Age                     Office
Kenton L. Stanger   64    Chief Executive Officer, President, Director
Raymond L. Punta    47    Executive Vice President, Director
Chelton S. Feeny    74    Director
Ray P. Brown        53    Executive Vice President-Marketing, Director
Tim L. Hansen       48    Executive Vice President-Marketing, Director

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

Board Meetings and Committees

     Members of the board of directors discussed various business matters informally on numerous occasions throughout the year. All formal actions were taken by vote in one board meeting that occurred throughout the year or by unanimous consent during 1996. The directors who are not employees received reimbursement of direct expenses incurred on behalf of the Company. Directors who are employees of the Company receive no compensation for services as directors.

     The board of directors has no standing audit or compensation committees.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year ended December 31, 1995, any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, during the most recently completed full fiscal year or prior fiscal year, except as noted in previous reports on Form 10-K and except that Chelton S. Feeny failed to report purchases of Common Stock from the Company as follows: 16,000 shares purchased on March 27, 1996.

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

Summary Compensation Table

                                                                          Long Term Compensation
                                                                   -----------------------------------
                                          Annual Compensation                Awards            Payouts
                                      -------------------------    ------------------------    -------
            (a)                (b)      (c)      (d)       (e)         (f)           (g)         (h)        (I)
                                                          Other                  Securities                 All
                               Year                      Annual    Restricted    Underlying                Other
                              Ended                      Compen-      Stock       Options/       LTIP     Compen-
                               Dec.   Salary    Bonus    sation     Award(s)        SARs       Payouts    sation
Name and Principal Position     31      ($)      ($)     ($)(1)        ($)         (#)(2)        ($)        ($)
---------------------------   -----   --------  -----   --------   -----------   ----------    -------    -------
Kenton L. Stanger              1996         --     --   $179,420        --            --         --         --
 Chief Executive Officer,      1995         --     --    131,007        --            --         --         --
 President, Director           1994         --     --    140,580        --            --         --         --

Tim L. Hansen                  1996   $178,643           $43,711        --            --         --         --
 Vice  President-Marketing,    1995    159,394     --     94,788        --            --         --         --
 Director                      1994    169,033     --     46,994        --            --         --         --

Ray P. Brown                   1996   $213,291           $44,546        --            --         --         --
 Vice President-Marketing,     1995    160,565     --     87,000        --            --         --         --
 Director                      1994    173,781     --     47,220        --            --         --         --

Raymond L. Punta               1996         --     --   $129,824        --            --         --        (2)
 Executive Vice-President      1995         --     --     94,149        --            --         --         --
 Director                      1994         --     --    106,040        --            --         --        (2)

(1) During 1995 and prior years, the Company made personal loans to the four named executive officers and directors in the amounts set forth as "Other Annual Compensation," which includes interest accrued during the year on the unpaid balance of amounts previously outstanding. Such amounts included cash advances as well as reimbursements for personal use of Company automobiles and other items. (See Note 3 respecting Mr. Punta.) (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") Further, such amounts are treated as compensation for purposes of this table, but remain an obligation payable by such persons. (See
     FINANCIAL STATEMENTS: Note 9.) The Company will offset against the amounts payable to it by such officers and directors documented expenses paid by such officers and directors from their own funds on behalf of the Company.
(2) In 1992, the Company purchased from an unrelated party for $106,000, a condominium in which Mr. Punta resided. The Company purchased the property in its name, made the $24,000 cash payment and makes the payments due on the mortgage note in the original principal amount of $82,000, bearing interest at 10.5% per annum, payable $722 per month, with the entire unpaid principal due July 1997. The Company agreed with Mr. Punta that he could purchase the property on reimbursement to the Company of all expenditures not reimbursed by Mr. Punta to the date of purchase or not charged to loans due the Company by Mr. Punta.

     During the year ended December 31, 1996, Mr. Punta purchased the condominium from the Company for $102,955. In addition, the Company advanced Mr. Punta approximately $58,000 of additional funds. In return for the real estate and cash, Mr. Punta signed a promissory note for $161,151. The note bears interest at 7.50% per annum and was payable to the Company by June 30, 1997, or sooner if the condominium were sold by Mr. Punta prior to that date. The balance of the note receivable at December 31, 1996, including interest, was $167,194. Mr. Punta sold the condominium during July 1997 for approximately $162,000. At that time, Mr. Punta repaid the Company approximately $107,000, but the remaining $60,000 on the note receivable currently remains unpaid.

     The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by each executive officer named in the Summary Compensation Table above.


Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

       (a)           (b)        (c)            (d)              (e)
                                            Number of        Value of
                                           Securities       Unexercised
                                           Underlying      In-the-Money
                                           Unexercised     Options/SARs
                    Shares                Options/SARs       at FY End
                   Acquired               at FY End (#)         ($)
                      on       Value
                   Exercise  Realized     Exercisable/     Exercisable/
       Name          (#)        ($)       Unexercisable    Unexercisable
----------------   --------  --------     -------------    -------------
Kenton L. Stanger     --        --          75,000/--         $--/--
Tim L. Hansen         --        --          75,000/--         $--/--
Ray P. Brown          --        --          75,000/--         $--/--
Raymond L. Punta      --        --          75,000/--         $--/--

Employee Agreements and Benefits

     During 1997, the Company expects to provide approximately $175,000 and $125,000 to Kenton L. Stanger, and Raymond L. Punta respectively, the exact amount of which will depend on the level of activities of the Company, the sources and availability of funding, and the results of the Company's operations. As in previous years, a large portion of such amount may be in the form of loans, repayable by them. As before, the amounts of any such loan to Messrs. Stanger and Punta will be treated as cash compensation for financial reporting purposes but will remain a repayment obligation of such executive.

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

     The Company reimburses its directors for costs of attending meetings of the board of directors but does not otherwise compensate its directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information as to each person who owned of record or was known by the Company to own beneficially more than 5% of the 4,279,449 shares of issued and outstanding Common Stock of the Company as of July 20, 1997, and information as to the ownership of the Company's Common Stock by each of its directors and by its officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                        Nature of       Number of
           Beneficial Owners            Ownership     Shares Owned     Percent
   -----------------------------       -----------    ------------     -------
   Principal Shareholder

   Kenton L. Stanger                   Indirect(1)          200,000     4.67%
    225 South 200 West, #302           Options               75,000     1.72
    Farmington, Utah  84025-0683       Total                275,000     6.32


   Tim L. Hansen                       Direct               191,826     4.48
    42 East Claybourne Avenue          Indirect(2)           50,272     1.17
    Salt Lake City, Utah  84115        Options               75,000     1.72
                                       Total                317,098     7.28

   Ray P. Brown                        Direct               174,824     4.09
    42 East Claybourne Avenue          Indirect(2)           67,002     1.57
    Salt Lake City, Utah  84115        Options               75,000     1.72
                                       Total                316,826     7.28

   Raymond L. Punta                    Direct               125,000     2.92
    225 South 200 West, #302           Indirect(3)          210,579     4.92
    Farmington, Utah  84025-0683       Options               75,000     1.72
                                       Total                410,579     9.43

   Chelton S. Feeny
     2925 DeBarr Street                Direct                98,500     2.30
     VARO-11A                          Indirect(3)          107,522     2.51
     Anchorage, Alaska 99508           Total                206,022     4.81

   Directors
    Kenton L. Stanger                  - - -  - - - See Above - - -- - -- - -
    Tim L. Hansen                      - - - -- - - See Above - -  - - -- - -
    Ray P. Brown                       - - - -- - - See Above - -  - - -- - -
    Raymond L. Punta                   - - - -- - - See Above - -  - -  - - -
    Chelton S. Feeny                   - - - -  - - See Above - - -- - -- - -


   All Directors and Executive         Direct               590,150    13.79
   Officers, as a Group (5 Persons)    Indirect             635,375    14.85
                                       Options              300,000     6.55
                                       Total              1,525,525    33.31

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Loans

     During each of the preceding two fiscal years the Company has continued the practice of making certain personal loans to present and/or former officers and directors in lieu of paying salaries. During 1996, funds for these loans were derived from cash on hand at the beginning of the year from Triad's 1995 debt and equity financings. In previous years, these loans were funded through the sale of common stock of AFH, as discussed below. During 1991, AFH sold common stock under an understanding with a trust to contribute back to the Company the number of shares necessary to raise the funds required. The proceeds from the sale of such shares were used for loans rather than salaries to officers. These loans are currently evidenced by promissory notes dated December 31, 1995, bearing interest at 8% per annum and are due and payable 30 days following demand, but in any event by December 31, 1998. The loans of Kenton L. Stanger, Raymond L. Punta, Maxine Heap, and Howard L. Smith are secured by the accommodation pledge by Debt Reduction Trust, a trust over which Kenton L. Stanger is deemed to share voting and dispositive power, of 15,000 shares of Common Stock of the Company. The loans of Ray P. Brown and Timothy L. Hansen are secured by the accommodation pledge by Debt Reduction Trust, a trust over which Kenton L. Stanger is deemed to share voting and dispositive power, of 10,000 shares of common stock of the Company. In addition, each of Messrs. Stanger, Punta, Brown, and Hansen has pledged options to purchase 75,000 shares of common stock at $1.75 per share and the shares issuable on exercise of such options to secure repayment of his loan. For financial reporting purposes, a portion of such loans has been treated as cash compensation but remains an obligation payable by such persons. Set forth below is the name of each such borrower and the outstanding balance, including accrued interest, as of the dates indicated:

                        Balance Outstanding,
                            December 31,
                     -------------------------
      Name              1996           1995
-----------------    ----------     ----------
Kenton L. Stanger    $  917,634     $  738,213
Tim L. Hansen           695,901        652,190
Ray P. Brown            710,135        665,589
Raymond L. Punta        679,971        550,147
Others                   84,104         78,910
                     ----------     ----------
                     $3,087,745     $2,685,049
                     ==========     ==========

     The Company will offset against the amounts payable to it by such officers and directors documented expenses paid by such officers and directors from their own funds on behalf of the Company. The terms of the foregoing transactions were not determined in arm's length negotiations.

     The above notes from Messrs. Stanger, Hansen, Brown, and Punta with an aggregate amount due of $2,606,000 as of December 31, 1995 have been pledged as collateral for payment of a promissory note due a third party, now past due, with an outstanding balance of $340,000 as of December 31, 1996.

Common Stock

     During 1996, the Company sold 16,000 shares of Common Stock to Chelton Feeny, a director, for $20,000.

Real Estate Transactions

     During the year ended December 31, 1996, the Company also sold a condominium to Raymond L. Punta, an officer of the Company, for a note receivable. The note bears interest at 7.50% per annum and was payable to the Company by June 30, 1997, or sooner if the condominium were sold by Mr. Punta prior to that date. The balance of the note receivable at December 31, 1996, including interest, was $167,194. Mr. Punta sold the condominium during July 1997 for approximately $162,000. At that time, Mr. Punta repaid the Company approximately $107,000, but the remaining $60,000 on the note receivable currently remains unpaid.


PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  Exhibits:

     The following exhibits are included as part of this report at the location indicated:

EXHIBIT INDEX

               SEC
 Exhibit    Reference
  Number      Number                    Title of Document                      Location
--------    ---------  --------------------------------------------------  ---------------
Item 3.                Articles of Incorporation and Bylaws

3.01            3      Certificate of Incorporation, as amended            Incorporated by
                                                                             Reference(1)

3.02            3      Bylaws                                              Incorporated by
                                                                             Reference(1)

Item 4

4.01            4      Form of Certificate Of Incorporation Of Triad       Incorporated by
                       Financial Systems, Inc.                             Reference(6)

4.02            4      Form of Triad Financial Systems, Inc. Designation   Incorporated by
                       Of Rights, Privileges, And Preferences Of 8%        Reference(6)
                       Payable In Cash And In Kind Cumulative Convertible
                       Preferred Stock

Item 10.               Material Contracts


10.01           10     Agreement dated July 20, 1992, among American       Incorporated by
                       Financial Holding, Inc., Tim L. Hansen, and           Reference(1)
                       Ray P. Brown, relating to Income Builders, Inc.,
                       and related form of proxy

10.02           10     Agent Agreement between LifeUSA Insurance Company   Incorporated by
                       and Income Builders; also constitutes form of         Reference(1)
                       agreement used for each independent agent


10.03           10     Form of Secured Promissory Note of certain          Incorporated by
                       directors of American Financial Holding, Inc., and  Reference(6)
                       related schedule, dated as of  December 31, 1995*

10.04           10     Accommodation Stock Pledge Agreement for Stock      Incorporated by
                       between American Financial Holding, Inc., and Mick    Reference(1)
                       K. Stanger and Cheryl S. Punta, trustees of the
                       Debt Reduction Trust, dated March 31, 1992


10.05           10     Accommodation Stock Pledge Agreement for Stock      Incorporated by
                       between Income Builders, Inc., and Mick K. Stanger    Reference(1)
                       and Cheryl S. Punta, trustees of the Debt
                       Reduction Trust, dated March 31, 1992

10.6            10     Form of Nonqualified Stock Option with related      Incorporated by
                       schedules of options*                                 Reference(3)

10.7            10     Form of Option Pledge Agreement and related         Incorporated by
                       schedule*                                             Reference(3)

10.8            10     Letter agreement with Raymond L. Punta regarding    Incorporated by
                       condominium as revised July 17, 1995*               Reference(6)

10.9            10     Executive Employment Agreement between American     Incorporated by
                       Financial Holding, Inc. and Ray P. Brown effective  Reference(6)
                       July 1, 1995*

10.10           10     Executive Employment Agreement between American     Incorporated by
                       Financial Holding, Inc. and Tim L. Hansen           Reference(6)
                       effective July 1, 1995*

10.11           10     Promissory Note executed by American Financial      Incorporated by
                       Holding, Inc., payable to Kruse, Landa & Maycock,   Reference(6)
                       L.L.C., in the amount of $350,000, dated as of
                       September 30, 1996, with related  Pledge Agreement

10.12           10     Marketing Agreement between Massachusetts General   Incorporated by
                       Life Insurance Company, Wabash Life Insurance       Reference(6)
                       Company, American Financial Reinsurance, Inc., and
                       American Financial Marketing, Inc., dated January
                       1, 1996; including exhibits a) General Agent
                       Contract; b) Co Insurance Agreement; c)
                       Administrative Services Agreement; and d)
                       Reinsurance Agreement.

10.13           10     Form of Surplus Debenture No. 1 by American         Incorporated by
                       Financial Reinsurance, Inc.                         Reference(6)

10.14           10     Form of Security and Pledge Agreement between       Incorporated by
                       American Financial Holding, Inc., American          Reference(6)
                       Financial Reinsurance, Inc., and Massachusetts
                       General Life Insurance Company

10.15           10     Agreement for Purchase and Sale of Preferred        Incorporated by
                       Shares of Triad Financial Systems, Inc., dated      Reference(6)
                       October 22, 1996, between Triad and American
                       Physicians Life Insurance Company

Item 16                Letter on Change in Certifying Accountant

16.01           16     Letter from Arthur Andersen dated January 15, 1996  Incorporated by
                                                                           Reference(4)
16.02           16     Letter from Coopers & Lybrand L.L.P. dated July 8,  Incorporated by
                       1996                                                Reference(5)

Item 21.               Subsidiaries of the Company


21.01           21     Subsidiaries of the Company                         Incorporated by
                                                                           Reference(6)

(1) Previously filed as exhibits to the Company's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
(2) Previously filed as exhibits to the Company's Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's current report on Form 8-K dated January 10, 1996.
(5) Previously filed as an exhibit to the Company's current report on Form 8-K dated July 8, 1996.
(6) Previously filed as exhibits to the Company's Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference.

*Identifies management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)  Reports on Form 8-K:

     The Company did not file a report on Form 8-K during the quarter ended December 31, 1996.


SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated as of the 5th day of August, 1997.

                            AMERICAN FINANCIAL HOLDING, INC.


                            By   /s/ Kenton L. Stanger
                              (Principal Executive and
                              Principal Financial and
                              Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the 5th day of August, 1997.


                             /s/ Kenton L. Stanger, Director


                             /s/ Raymond L. Punta, Director


                             /s/ Ray P. Brown, Director


                             Chelton S. Feeny, Director


                             /s/ Tim L. Hansen, Director







                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
American Financial Holding, Inc. and Subsidiaries
Farmington, Utah

We have audited the accompanying consolidated balance sheet of American Financial Holding, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Holding, Inc. and Subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered losses from operations for the years ended December 31, 1996 and 1995, and has a stockholders' deficit of $960,359 as of December 31, 1996 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 10. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.




/s/ Jones, Jensen & Company
July 31, 1997

                               C O N T E N T S


Report of Independent Public Accountants ............................... F - 3

Consolidated Balance Sheet as of December 31, 1996 ......................F - 4

Consolidated Statements of Operations for the Years Ended
 December 31, 1996 and 1995..............................................F - 6

Consolidated Statements of Stockholders' Deficit for the Years Ended
 December 31, 1996 and 1995 ............................................ F - 7

Consolidated Statements of Cash Flows For the Years Ended
 December 31, 1996 and 1995 ............................................ F - 9

Notes to the Consolidated Financial Statements .................... .... F - 12


                          AMERICAN FINANCIAL HOLDING, INC.
                                  AND SUBSIDIARIES
                             Consolidated Balance Sheet


                                       ASSETS

                                                            December 31,
                                                                 1996
                                                            ------------
CURRENT ASSETS

  Cash and cash equivalents  (Note 1)                       $   361,113
  Marketable securities (Note 2)                                 78,641
  Commissions receivable                                        127,136
  Note receivable - related party (Note 9)                      167,194
  Prepaid lease                                                  12,649
  Interest receivable                                             6,487
                                                             ----------

     Total Current Assets                                       753,220
                                                             ----------

PROPERTY AND EQUIPMENT - NET (Notes 1 and 3)                     90,343
                                                             ----------

OTHER ASSETS

  Investment in real estate                                     107,584
  Investments - other                                                63
  Net deferred tax asset (Note 6)                               195,560
  Prepaid lease                                                   5,993
  Deposits                                                       31,804
                                                            -----------

    Total Other Assets                                          341,004
                                                            -----------

    TOTAL ASSETS                                            $ 1,184,567
                                                            ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                            December 31,
                                                               1996
                                                            -----------
CURRENT LIABILITIES

 Accounts payable                                           $   120,074
 Commissions payable                                            127,136
 Short-term borrowings (Note 7)                                  20,471
 Accrued expenses                                               318,348
 Income taxes payable                                           256,641
 Dividends payable (Note 5)                                      34,868
 Notes payable, current portion (Note 7)                        517,765
                                                             ----------

    Total Current Liabilities                                 1,395,303
                                                             ----------

LONG-TERM LIABILITIES

 Notes payable (Note 7)                                         405,071
                                                             ----------

     Total Long-Term Liabilities                                405,071
                                                             ----------

     Total Liabilities                                        1,800,374
                                                             ----------

COMMITMENTS AND CONTINGENCIES (Note 8)                                -
                                                             ----------

MINORITY INTEREST (preferred stock in
 consolidated subsidiary) (Note 5)                              344,552
                                                             ----------

STOCKHOLDERS' DEFICIT

  Common stock: 20,000,000 shares authorized of
   $0.01 par value, 4,279,449 shares issued
   and outstanding                                               42,794
  Additional paid-in capital                                  7,358,451
  Stockholders' notes receivable, net of reserve
   of $869,255 (Note 9)                                               -
  Unrealized loss on marketable securities (Note 2)              (6,150)
  Accumulated deficit                                        (8,355,454)
                                                             ----------

     Total Stockholders' Deficit                               (960,359)
                                                             ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $1,184,567
                                                             ==========





                          AMERICAN FINANCIAL HOLDING, INC.
                                  AND SUBSIDIARIES
                       Consolidated Statements of Operations


                                                         For the Years Ended
                                                             December 31,
                                                        ---------------------
                                                         1996          1995
                                                        ------        -------

COMMISSION REVENUE                                     $4,176,774   $4,759,357

COMMISSION EXPENSE                                      3,466,248    4,095,800
                                                       ----------   ----------

GROSS PROFIT                                              710,526      663,557

GENERAL AND ADMINISTRATIVE EXPENSES                     1,777,169    1,486,320
                                                       ----------   ----------

LOSS FROM OPERATIONS                                   (1,066,643)    (822,763)
                                                       ----------   ----------

OTHER INCOME (EXPENSE)

  Loss on sale of assets                                   (7,973)           -
  Interest income                                         239,337      195,835
  Interest expense                                        (57,034)     (32,305)
                                                       ----------   ----------

     Total Other Income (Expense)                         174,330      163,530
                                                       ----------   ----------


LOSS BEFORE INCOME TAXES                                 (892,313)    (659,233)

INCOME TAX PROVISION (Note 6)                                (422)     (12,381)
                                                       ----------   ----------

LOSS BEFORE PREFERRED STOCK DIVIDEND                     (892,735)    (671,614)

PREFERRED STOCK DIVIDEND                                  (48,855)     (24,064)
                                                       ----------   ----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $ (941,590)  $ (695,678)
                                                       ==========   ==========


NET LOSS PER COMMON SHARE                              $    (0.22)  $    (0.18)
                                                       ==========   ==========


WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                     4,264,297    3,872,672
                                                       ==========   ==========




                                           AMERICAN FINANCIAL HOLDING, INC.
                                                   AND SUBSIDIARIES
                              Consolidated Statements of Stockholders' Deficit

                         Common Stock       Additional  Stockholders'  Stock      From Sale    Loss on
                       ------------------    Paid-in      Notes      Issuance    of Common   Marketable  Accumulated
                       Shares      Amount    Capital     Receivable   Costs       Stock     Securities   Deficit
                       ------     -------   --------    ------------  --------   ----------  -----------  ----------
Balance,
S>
December 31, 1994  3,643,800  $ 36,438   $6,904,924  $(388,729)   $ (87,009) $ (9,800)   $ (61,516)  $(6,791,105)
le of common stock
 (net of $32,981 stock
 issuance costs) at an
 average price per share
 of $0.81                580,765     5,808      465,744           -          -          -            -             -

Common stock issued for
 services at an average
 price per share of $1.00  7,834        78        7,756           -          -          -            -             -

Decrease in deferred
 stock issuance costs, net     -         -            -           -      87,009         -            -             -

Collection of
 note receivable               -         -            -           -           -     9,800            -             -

Reserve against
 stockholders'
 notes receivable              -         -            -       4,763           -         -            -             -


Unrealized loss on
 marketable securities         -         -            -           -           -         -        8,104             -

Preferred stock
 dividends declared            -         -      (24,064)          -           -         -           -              -

Net loss for
 the year ended
 December 31, 1995             -         -           -            -           -         -           -       (671,614)


Balance,
December 31, 1995      4,232,399   $ 42,324  $7,354,360  $ (383,966)   $      -    $    -    $ (53,412)  $(7,462,719)


Sale of common stock
 at an average price per
 share of $1.35          47,050         470      52,946           -           -         -           -             -

Unrealized loss on
 marketable
 securities                  -            -           -           -           -         -       47,262            -

Preferred stock
 dividends declared          -            -     (48,855)          -           -         -           -             -

Reserve against
 stockholders' notes
 receivable                  -            -           -      83,966           -         -           -             -

Net loss for
 the year ended
 December 31, 1996           -           -            -           -           -         -           -       (892,735)


Balance,
 December 31, 1996   4,279,449     $ 42,794  $7,358,451  $        -    $      -      $  -     $ (6,150)  $(8,355,454)

     The accompanying notes are an integral part of these financial statements.


                          AMERICAN FINANCIAL HOLDING, INC.
                                  AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows


                                                       For the Years Ended
                                                            December 31,
                                                       ---------------------
                                                        1996           1995
                                                       -------        ------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss applicable to common stockholders           $ (941,590)  $ (695,678)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Depreciation and amortization                         26,490       21,669
     Provision (benefit) for advance commission
      chargebacks                                         (23,168)         401
     (Benefit) provision for valuation allowance on
      marketable securities                                47,262        8,104
     Common stock issued for services rendered                  -        7,834
  Change in Assets and Liabilities:
    (Increase) decrease in marketable securities            9,459       (9,764)
    (Increase) decrease in commissions receivable          42,878     (120,014)
    (Increase) decrease in interest receivable             (5,073)      (1,414)
    (Increase) decrease in prepaid leases                   3,084       (6,747)
    (Increase) decrease in other assets                    (5,000)     (23,000)
    Increase (decrease) in accounts payable                83,915       69,280
    Increase (decrease) in commissions payable            (42,878)     170,014
    Increase (decrease) in accrued expenses                59,988       76,938
    Increase (decrease) in income taxes payable               400       12,081
    Increase (decrease) in dividends payable               10,804       24,064
                                                        ---------    ---------

          Net Cash Used in Operating Activities          (733,429)    (466,232)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of real estate                                (107,647)           -
  Purchase of property and equipment                      (17,442)      (9,823)
                                                        ---------    ---------


          Net Cash Used in Investing Activities         $(125,089)  $   (9,823)
                                                        ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of common stock                    $  53,416   $  471,552
  Proceeds from short-term borrowings                           -        4,707
  Principal payments on short-term borrowings             (33,007)           -
  Advances to shareholders                                (64,239)           -
  Proceeds from issuance of long-term debt                      -      425,000
  Principal payments on long-term debt                    (15,457)     (14,383)
  Decrease (increase) in stockholders' notes
   receivable, net                                        383,966       14,563
  Minority interest from issuance of preferred stock
   by subsidiary                                          (93,952)     525,513
                                                        ---------    ---------

      Net Cash Provided by Financing Activities           230,727   1,426,952
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    (627,791)     950,897

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                        988,904       38,007
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                            $ 361,113     $988,904
                                                        =========    =========



SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

  Cash paid during the year for interest               $   45,122   $   20,245
  Cash paid during the year for income taxes           $      400   $      300


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 During the year ended December 31, 1996, the Company traded in an automobile with a net book value of $15,638 and related debt of $18,595 in exchange for an automobile valued at $32,977 and related debt of $35,933. The Company also sold some real estate to an officer of the Company for a note receivable in the amount of $102,955.

 During the year ended December 31, 1996, the Company's subsidiary, Triad Financial Systems, Inc., declared and accrued a preferred stock dividend in the amount of $48,855.

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


                          AMERICAN FINANCIAL HOLDING, INC.
                                  AND SUBSIDIARIES
                   Notes to the Consolidated Financial Statements


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a.  Organization and Nature of Operations

        American Financial Holding, Inc. and its wholly-owned subsidiaries, American Financial Marketing, Inc., Income Builders, Inc., Triad Financial Systems, Inc. and American Financial Reinsurance, Inc. (collectively, the "Company") market life insurance and annuity products underwritten by unrelated insurance providers. Products underwritten by Life USA (a non-related provider of life insurance and annuity products) accounted for substantially all of the commission revenue for the years ended December 31, 1996 and 1995.

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

        c.  Cash and Cash Equivalents

        Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company maintains its cash accounts mainly in two commercial banks. Accounts are guaranteed by the Federal Deposit Insurance Corporation
        (FDIC) up to $100,000. The amount in excess of the insured limits at December 31, 1996 was $146,045.

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

        f.  Stock Issuance Costs

        During 1995, management determined that certain previously deferred stock issuance costs related to the Company's efforts to raise capital should be expensed. In 1995, the Company charged minority interest for costs relating to the Triad preferred stock issuance.

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

        j.  Estimates

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

        k.  Concentrations of Risk

        Products underwritten by Life USA account for substantially all of the Company's commission revenue. It is at least reasonably possible that business with Life USA could be lost in the near term thus resulting in a material impact to the Company.

NOTE 2 -  MARKETABLE SECURITIES

        Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities are classified as "available-for-sale." Accordingly, unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders' equity. There has been no restatement of previously issued financial statements in connection with the adoption of this new accounting standard.
        During 1996 and 1995, Income Builders received commission bonuses in the form of options for the purchase of Life USA common stock. These options are fully vested upon receipt and are exercisable for five years from the date of receipt. The options carry an exercise price equal to the greater of $10.00 or 150 percent of the market value of Life USA's common stock on the date of grant. As of December 31, 1996, the Company has received options to purchase approximately 137,206 shares of Life USA common stock. No value has been assigned to these options in the accompanying consolidated financial statements because the market value of Life USA's common stock is below the option exercise prices and due to uncertainties regarding the Company's ability to exercise these options.

NOTE 3 -  PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 1996 consisted of the following:

                                                            December 31,
                                                                1996
                                                            -----------
          Automobiles                                       $    90,417
          Equipment                                              58,734
          Furniture and fixtures                                 22,133
                                                            -----------

               Total                                            171,284

          Less accumulated depreciation                         (80,941)
                                                            -----------

          Property and equipment - net                      $    90,343
                                                            ===========

       Depreciation expense for the years ended December 31, 1996 and 1995 was $26,490 and $21,669, respectively.


NOTE 4 -  COMMON STOCK OPTIONS

        On August 7, 1992, the Company adopted the 1992 Stock Option Plan (the "Plan"). The Plan was approved by the stockholders in September 1992. The Plan allows the board of directors (or a committee appointed by the board) to issue options to purchase common stock to employees of the Company and others deemed by the board of directors to have substantially contributed to the business of the Company. Under the terms of the Plan, the board of directors can grant options covering 500,000 shares of the Company's common stock. The options granted shall be either incentive stock options as defined in Section 422 of the Internal Revenue Code or non-qualified stock options. The exercise price of each option issued under the Plan shall be determined by the board of directors based upon the greater of the average trading price of the Company's common stock over a thirty-day trading period as determined by an independent reliable means or 110 percent of the cash offering price at which the Company's common stock was sold for cash at any time during the six month period that commenced September 15, 1992 and ended March 15, 1993. The option price for incentive stock options must be in excess of 100 percent of the fair market value of the common stock on the date the option is granted. Options granted under the Plan may not have a term of more than ten years from the date of grant. In addition, incentive stock options must be exercised by any holder within three months following termination of employment. Options granted under the Plan may be exercised at any time, or only after a period of time, or in installments as established by the board of directors at the time of grant.

        In September 1993, the Board of Directors authorized the issuance of non-qualified stock options to purchase 400,000 shares of common stock at an exercise price of $1.75 per share. The options vested immediately and expire on August 31, 1998. None of the stock options were exercised during 1996 or 1995.

NOTE 5 -  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

        On June 30, 1995, the Company's wholly-owned subsidiary, Triad Financial Systems, Inc. ("Triad") met the minimum requirements of a private placement offering of its 8% payable in cash and in kind cumulative convertible preferred stock. Triad received $601,596 from the issuance of 50,133 shares of its preferred stock at $12.00 per share. The net proceeds of $438,504 (net of $163,092 of stock issuance costs) were originally recorded as minority interest in consolidated subsidiary. During 1996, 8,500 shares were repurchased by the Company for $112,000 reducing the minority interest in consolidated subsidiary. Subsequent to December 31, 1996, 8,500 additional shares were repurchased for an additional $112,000. Dividends on the preferred stock equivalent to $48,128 ($0.96 per share) annually are cumulative and are payable semi-annually at the rate of $0.24 per share in cash and $0.24 in additional shares of preferred stock on June 30 and
        December 31 each year, commencing December 31, 1995.   Stock dividends
        accrued for 1996 have increased the minority interest in consolidated
        subsidiary to $344,552 at December 31, 1996.   The shares of preferred
        stock have a liquidation preference equal to the original issuance price of $12.00 per share plus an amount equal to all accumulated and unpaid dividends on the shares to the date of final distribution. Each share of preferred stock is convertible into three shares of the common stock of the Company. Dividends payable at December 31, 1996 were $34,868.

NOTE 6 -INCOME TAXES

        The provision for income taxes consists of the following amounts:

                                                       For the Years Ended
                                                            December 31,
                                                       --------------------
                                                        1996          1995
                                                       ------        ------

         Current:
         Federal                                      $  (22)     $(11,981)
           State                                        (400)         (400)
                                                      -------     --------
                                                        (422)      (12,381)
                                                      -------     --------

         Deferred:
           Federal                                          -            -
           State                                            -            -
                                                      -------     --------

                                                            -            -


      Total income tax provision                      $  (422)    $(12,381)
                                                      -------     --------


      As of December 31, 1996, the Company has reported net operating loss carryforwards of approximately $4,420,000 in its Federal income tax returns which expire by 2011. Most of these net operating loss carryforwards were generated by the Company prior to its merger with American Financial Marketing, Inc. in May 1988. Based upon provisions within the Internal Revenue Code, significant portions, if not all, of the predecessor's net operating loss carryforwards may be limited as to their use or unavailable for use by the Company. A valuation allowance has been provided in the accompanying consolidated financial statements reducing to zero the benefit that may result from the utilization of the predecessor's net operating loss carryforwards.

      In accordance with the provisions of SFAS No. 109, the Company has recorded a net deferred tax asset in the accompanying 1996 consolidated balance sheet as follows:

                                                                December 31,
                                                                   1996
                                                                ------------

         Net operating losses                                   $    307,259
         Future deductible temporary differences related
           to reserves, accruals and compensation                  1,017,276
         Future taxable temporary differences related
           to depreciation                                            (9,007)
         Valuation allowance                                      (1,119,968)
                                                                ------------

              Net deferred tax asset                            $    195,560
                                                                ------------


        The differences between the effective income tax rate and the Federal statutory income tax rate are presented below.
                                                       For the Years Ended
                                                            December 31,
                                                       ----------------------
                                                         1996          1995
                                                       ---------    ---------

            Benefit at the Federal
              statutory rate of 34 percent             $  172,838   $  204,243
            Nondeductible expenses                         (1,828)        (389)
            Increase in deferred tax asset
              valuation allowance                        (171,886)    (205,549)
            State income taxes, net of Federal benefit       (264)        (264)
            Other                                             718      (10,422)
                                                       ----------   ----------

                  Total income tax provision           $     (422)  $  (12,381)
                                                       ==========   ==========


NOTE 7 -  NOTES PAYABLE AND SHORT-TERM BORROWINGS

        Notes payable consisted of the following at December 31, 1996:

                                                                December 31,
                                                                   1996
                                                              --------------


     Notes payable to a credit union, monthly payments
       ranging from $530 to $729 interest at rates ranging
       from 7.90 to 8.90 percent, final payments due during
       the period from February 2000 to January 2002,
       secured by automobiles                                     $   81,591

     Subordinated surplus debenture, interest at 7.56
       percent is due quarterly, annual principal payments of
       $42,500 commencing on September 30, 1996 and
       ending on September 30, 2005, secured by 100,000
       shares of common stock (see below)                            425,000

     Note payable to an individual, interest at 8% (12% after
      default) due five days after demand, secured by a pledge
      of officer and director notes payable to the Company           339,636

     Mortgage note payable to an individual, interest at 10.5
       percent, monthly payment of $722, balloon principal
       payment of $76,903 due July 1997, secured by
       real estate                                                    76,609
                                                                   ---------

     Total notes payable                                             922,836


     Less: current portion                                          (517,765)
                                                                   ---------

     Long-term notes payable                                      $  405,071
                                                                   =========


        The first installment of $42,500 due on September 30, 1996 for the subordinated surplus debenture was paid by the Company as scheduled. However, the payment was never deposited by the lender and the check was later voided during 1997. The Company and the lender are currently making alternative arrangements for the payoff schedule on the $425,000. At December 31, 1996, the note is not considered to be in default although no principal payments have been recorded.

        Scheduled principal payments of notes payable are as follows:

                      Year Ending December 31,                    Amount
                      ------------------------                 -----------

                      1997                                     $   517,765
                      1998                                          60,491
                      1999                                          62,094
                      2000                                          58,372
                      2001                                          53,072
                      Thereafter                                   171,042
                                                                ----------

                                                                $  922,836
                                                                ==========


        As of December 31, 1996, Income Builders had a margin loan payable to
                                F - 31
        an investment broker for $20,471.  The margin loan bears interest at
        9.25 percent as of December 31, 1996 and is payable on demand. The loan is secured by marketable securities.

        Based on the terms of the above notes payable being comparable to those prevailing in the market, the fair values of the notes payable are considered to approximate their book values.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

        Employment Agreements

        Effective July 1, 1995, the Company entered into executive employment agreements with two of its officers at annual salaries for 1995 and 1996 at the rate of $200,000 each for each year, plus bonuses based on the income of Income Builders, provided, however, that the aggregate amount of the compensation to them in any year can in no event result in Income Builders incurring an operating loss. Each agreement provides for a three-year term, renewed automatically each year and extended for an additional three-year term unless the Company's board of directors resolves not to extend such agreement, in which case the employment agreement will expire at the end of the then current three-year term. Within ninety (90) days after the commencement of a new fiscal year, the Company will negotiate with the officers to determine the amount of any increase in each individual's respective salary for such year. The annual salaries under this agreement remain at $200,000 for 1997.

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

        SEC Enforcement

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

        In October 1996, the Company also received a request for the voluntary production of information to the Enforcement Division of the Commission related to the resignation of Coopers & Lybrand LLP and the termination of Arthur Andersen LLP and the appointment of Jones, Jensen & Company as the Company's independent public accountants and the reasons therefore. In addition, the Company was requested to provide certain information respecting its previous sales of securities. The Company has not been advised of the outcome of the foregoing.

NOTE 9 -  RELATED PARTY TRANSACTIONS

        At December 31, 1996, the Company had notes and open accounts receivable of $3,087,745 due from officers, directors and stockholders of the Company. The loans were initially made as unsecured advances with no due dates specified. On March 31, 1992, all advances were converted to promissory notes which bear interest at eight percent and are due on demand. The promissory notes have been amended for additional advances and accrued interest through December 31, 1995. Approximately 100,000 shares of common stock of the Company is pledged as partial collateral for all except one of the notes. Additional advances subsequent to December 31, 1995, were made on an open account basis.

        At December 31, 1993, management determined that the ultimate collectibility of certain of the stockholders' notes receivable was uncertain. Accordingly, management recorded a reserve of $869,255 against those portions of the stockholders' notes receivable which had not previously been expensed for financial reporting purposes. The Company has expensed for financial reporting purposes the remaining $2,218,490 of the notes receivable in each year as compensation expense to certain officers and directors. Of this amount, $786,662 and $588,140 was expensed in the years ended December 31, 1996 and 1995, respectively. However, these individuals are obligated under the promissory notes to repay the entire stated principal of the loans.

        During the years ended December 31, 1996 and 1995, the Company recognized $202,803 and $166,632 respectively, of interest income related to these notes receivable. The interest income was not paid by the shareholders but was added to the balance of the notes receivable.

        During the year ended December 31, 1996, the Company also sold some real estate to an officer of the Company for $102,955. In addition, the Company advanced the officer approximately $58,000 of additinoal funds. In return for the real estate and cash, the officer signed a promissory note for $161,151. The note bears interest at 7.5% per annum and was payable to the Company by June 30, 1997, or sooner if the real estate was sold by the officer prior to that date. The balance of the note receivable at at December 31, 1996, inlcuding interest, was $167,194.

        The officer sold the real estate during July 1997 for approximately $162,000. At that time, the officer paid back to the Company approximately $107,000 but the remaining $60,000 on the note receivable currently remains unpaid.



NOTE 10 - GOING CONCERN

        The Company has suffered losses from operations for the years ended December 31, 1996 and 1995, and has a stockholders' deficit of $960,359 as of December 31, 1996. The Company's continued existence is dependent upon its ability to achieve its 1997 operating plan, which includes cost reductions and additional funding from equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

        The Company continues to rely on the sale of its securities to provide cash to fund its operations as well as its acquisition and expansion efforts. The Company received $53,416 in net proceeds from the sale of its common stock during 1996.

        Inasmuch as the offering of Triad preferred stock was not successful in obtaining the amount of funding anticipated, the Company has been unable to launch its product introduction and marketing effort. Therefore, the Company is exploring other financing alternatives, including borrowings, if available, and the sale of additional equity securities. Net proceeds from such funding would be utilized to fund marketing expansion and related new product introduction, to increase the surplus of AF Reinsurance, to cover ongoing general and administrative expenses (including payments to executive officers and directors), and perhaps to reduce the outstanding Triad surplus debenture or to redeem additional Triad preferred stock. There can be no assurance that any of the Company's efforts to obtain additional funding will be successful or that the Company will be able to continue as a going concern.

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

NOTE 11 - SUBSEQUENT EVENTS

        Subsequent to December 31, 1996, the following events occurred:

          1  - The Company sold its investment in real estate for approximately
               $109,800 resulting in a gain of approximately $2,000.


          2 - During June 1997, American Financial Reinsurance was notified by the State of Arizona Department of Insurance that their certificate of authority to transact life and disability reinsurance business was suspended because of their failure to file an annual statement containing its financial condition and affairs as of December 31, 1996. The Company intends to file the required report upon issuance of its 10-K with the Securities and Exchange Commission at which time the Company expects to have the certificate of authority reinstated.

          3 - As part of the Company's strategic analysis and planning, it had originally considered a number of corporate restructuring alternatives and had originally explored the possibility of separating its Triad reinsurance activities and/or Income Builders marketing organization from the holding company parent and its essentially inactive subsidiary, American Financial Marketing, Inc. The financing needed in order to accomplish the restructuring was not obtained and the plans were abandoned. The Company is currently seeking alternative methods and exploring other financial efforts but has not made any determination as of the date of this report. There can be no assurance as to whether any such organizational restructuring will be pursued, whether it will be implemented, or the business or financial effects thereof will be successful.