Form 10QSB/A
period 1997-03-31
AMERICAN FINANCIAL HOLDING INC /DE
filed 1997-08-15
CIK 357097

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB/A


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED     MARCH 31, 1997

                        COMMISSION FILE NUMBER    0-12666


                    AMERICAN FINANCIAL HOLDING, INC.

          (Exact name or registrant as specified in charter)

                 DELAWARE                       87-0458888

     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)


         225 SOUTH 200 WEST, SUITE 302, FARMINGTON, UTAH 84025
               (Address of principal executive offices)



                            (801) 451-9580
         (Registrant's telephone number, including area code)



(Former name, former address, and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

     The Company had 4,279,449 shares of common stock, par value $0.01 per share, issued and outstanding as of August 14, 1997.

PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



        (a)     Exhibits.

        None

        (b)     Reports on Form 8-K

                During the quarter ended March 31, 1997, the Company filed the following report on Form 8-K:


                        Date of Event Reported   Item(s)  Reported

                        January 22, 1997         Item 5. Other Events