Form 10QSB
period 1997-06-30
AMERICAN FINANCIAL HOLDING INC /DE
filed 1997-08-15
CIK 357097

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED     JUNE  30, 1997

                        COMMISSION FILE NUMBER    0-12666


                    AMERICAN FINANCIAL HOLDING, INC.

          (Exact name or registrant as specified in charter)

                 DELAWARE                       87-0458888

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



                     ITEM 1. FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.



          AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                ASSETS
                                           June 30, December 31,
                                                         1997         1996
                                                      ----------  ----------
Current assets
     Cash                                             $  190,401  $  361,113
     Marketable securities available for sale            100,378      78,641
     Commissions receivable                               63,568     127,136
     Note receivable - related party                     173,237     167,194
     Prepaid lease                                          -         12,649
     Interest receivable                                   8,989       6,487
                                                      ----------  ----------
          Total current assets                           536,573     753,220
                                                      ----------  ----------
Property and equipment
     Automobiles                                          58,415      90,417
     Equipment                                            58,734      58,734
     Furniture and fixtures                               22,133      22,133
                                                      ----------  ----------
                                                         139,282     171,284
     Less: accumulated depreciation                      (71,115)    (80,941)
                                                      ----------  ----------
          Net property and equipment                      68,167      90,343
                                                      ----------  ----------
Other Assets
     Investment in real estate                              -        107,584
     Net deferred tax asset                              195,560     195,560
     Deposits and other assets                            31,866      37,860
                                                      ----------  ----------
          Total other assets                             227,426     341,004
                                                      ----------  ----------
Total Assets                                          $  832,166  $1,184,567
                                                      ==========  ==========

See the accompanying notes to condensed consolidated financial statements.


          AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Unaudited)

                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                      June 30,  December 31,
                                                         1997       1996
                                                      ----------  ----------
 Current liabilities
     Accounts payable                                 $  156,948  $  120,074
     Commissions payable                                  63,568     127,136
     Short-term borrowings                                  -         20,471
     Accrued liabilities                                 380,329     318,348
     Income taxes payable                                256,641     256,641
     Preferred dividends payable                          38,026      34,868
     Current portion of long-term debt                   473,001     517,765
                                                      ----------  ----------
          Total current liabilities                    1,368,513   1,395,303
                                                      ----------  ----------
Long-term debt, net of current portion                   397,321     405,071
                                                      ----------  ----------
Minority interest (preferred stock in
 consolidated subsidiary)                                240,014     344,552
                                                      ----------  ----------
Stockholders' deficit
     Common stock - $.01 par value; 20,000,000
      shares authorized, 4,279,449 and 4,279,449
      issued and outstanding, respectively                42,794      42,794
     Additional paid-in capital                        7,336,908   7,358,451
     Stockholders' notes receivable, net of
      reserve of $869,255 and $869,255,
      respectively                                          -           -
     Unrealized gain (loss) on marketable
      securities                                          12,386      (6,150)
     Accumulated deficit                              (8,565,770) (8,355,454)
                                                      ----------  ----------
          Total stockholders' deficit                 (1,173,682)   (960,359)
                                                      ----------  ----------
Total liabilities and stockholders' deficit           $  832,166  $1,184,567
                                                      ==========  ==========

See the accompanying notes to condensed consolidated financial statements.


          AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                 For the Three Months     For the Six Months
                                     Ended June 30,           Ended June 30,
                                    1997        1996       1997        1996
                               -----------  ----------  -----------  ----------
Commission revenue             $  998, 825  $1,191,400  $ 1,723,085  $2,262,172

Commission expense                860,844    1,044,424    1,453,273   1,946,224

Gross profit                      137,981      146,976      269,812     315,948

General and administrative
 expense                          327,369      349,142      553,408     708,136
                               ----------  -----------  -----------  ----------
Loss from operations             (189,388)    (202,166)    (283,596)   (392,188)

Other Income (Expense)
     Interest income               56,210       58,850      113,583     114,590
     Interest expense             (10,459)     (23,187)     (23,117)    (25,354)
                               ----------  -----------  -----------  ----------
Loss before income taxes         (143,637)    (166,503)    (193,130)   (302,952)

Income tax provision                 -           4,022         -          8,022
                               ----------  -----------  -----------  ----------
Loss before minority interest    (143,637)    (170,525)    (193,140)   (310,974)

Minority interest, preferred
 dividend of subsidiary             8,592       12,032       17,186      24,064
                               ----------  -----------  -----------  ----------
Net Loss                       $ (152,229) $  (182,557) $  (210,316) $ (335,038)
                               ==========  ===========  ===========  ==========
Net Loss Per Common Share      $    (0.04) $     (0.04) $     (0.05) $    (0.08)
                               ==========  ===========  ===========  ==========

Weighted average number of
 common shares outstanding      4,279,449    4,241,482    4,279,449   4,248,383
                               ==========  ===========  ===========  ==========

See the accompanying notes to condensed consolidated financial statements.


          AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                     Increase (Decrease) in Cash
                                                      For the Six Months
                                                         Ended June  30,
                                                         1997        1996
                                                      ----------  ----------
Cash flows from operating activities
     Net loss                                         $ (210,316) $ (335,038)
     Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
         Depreciation and amortization                     6,557      17,992
         Write off of stockholders' notes
          receivable                                     225,988     210,369
         Interest accrued on shareholders'
          notes receivable                              (108,367)    (28,636)
         Changes in current assets and liabilities       112,325      51,364
         Other                                           (14,794)     (9,420)
                                                      ----------  ----------
     Net cash provided by (used in) operating
      activities                                          11,393     (93,369)
                                                      ----------  ----------
Cash flows from investing activities
     Increase in stockholders' notes receivable         (117,621)   (159,064)
     Purchase of equipment                                  -           (204)
     Purchase of real estate held for investment            -       (113,389)
     Proceeds from sale of real estate                   109,800        -
     Purchase of marketable securities                  (249,141)       -
     Proceeds from sale of marketable securities         275,655      67,526
                                                      ----------  ----------
     Net cash provided by (used in) investing
       activities                                         18,693    (205,131)
                                                      ----------  ----------
Cash flows from financing activities
     Proceeds from sale of common stock                     -         53,416
     Principal payments on short-term borrowings
      and long-term debt                                 (60,689)    (37,802)
     Redemption of and dividends paid to
      minority interest                                 (118,566)    (16,501)
     Other                                               (21,543)        -
                                                      ----------  ----------
     Net cash provided by (used in) financing
      activities                                        (200,798)       (887)
                                                      ----------  ----------
Net decrease in cash                                    (170,712)   (299,387)

Cash at beginning of period                              361,113     988,904
                                                      ----------  ----------
Cash at end of period                                 $  190,401  $  689,517
                                                      ==========  ==========
Supplemental disclosure of cash flow information:
     Cash paid for interest                           $   23,117  $    4,705
                                                      ==========  ==========

See the accompanying notes to condensed consolidated financial statements.

          AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


NOTE 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent annual report on Form 10-KSB. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1997.

NOTE 2--REDEMPTION OF MINORITY INTEREST

     During January and February 1997, the Company paid approximately $112,000 to redeem 8,500 shares of preferred stock of its subsidiary, Triad Financial Systems, Inc. Annual dividend requirements on the remaining 35,807 preferred shares outstanding are $34,375 and are payable semi-annually in cash and additional shares of preferred stock at the semi-annual rate of $0.24 per share in cash and $0.24 per share in preferred shares computed at $12.00 per share.

NOTE 3-SALE OF INVESTMENT IN REAL ESTATE AND VEHICLES

     The investment in real estate was sold during the first quarter of 1997 for approximately $109,800 resulting in a gain of $2,216. The Company also sold vehicles at approximately their carrying value of $12,296. The proceeds were used to pay the remaining balance due on related notes payable secured by the vehicles in the amount of approximately $12,000.

NOTE 4-BUSINESS CONDITION

     The Company has suffered cumulative losses of $8,565,770 through June 30, 1997, and has working capital deficiency of $831,940 and a capital deficiency of $1,173,682 as of june 30, 1997. In addition, the Company is negotiating alternative arrangements for the settlement of certain long-term notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of this uncertainty.

     Management of the Company is seeking additional financing from third-party investors which may possibly require reorganizing the corporate structure of the Company, and may possibly require separation of American Financial Holding, Inc. from its subsidiaries. If successful in obtaining sufficient financing, management desires to acquire small insurance companies with profitable operations and growth potential. Although there is no assurance that these plans will be accomplished, management has recently held discussions with representatives of a potential investor regarding a plan whereby the investor is considering providing financing to the Company, conditioned on Management's ability to close a purchase of an insurance company. The Company has not identified an acquisition target nor have any commitments been made to acquire an insurance company. The first phase of the potential financing agreement would be in the amount of $1,000,000, and if successful, the second and third phases thereof would be in larger amounts. There is no assurance that this or any other plan will be completed, or that the Company can obtain profitable operations, continue as a going concern or satisfy its liabilities.

NOTE 5-NOTE RECEIVABLE RELATED PARTY

     During the year ended December 31, 1996, Mr. Raymond Punta purchased a condiminium from the Company for $102,955. In addition, the Company advanced Mr. Punta approximately $58,000 of additional funds. In return for the real estate and cash, Mr. Punta signed a promissory note for $161,151. The note bears interest at 7.5% per annum and was payable to the Company by June 30, 1997, or sooner if the condominium were sold by Mr. Punta prior to that date. The balance of the note receivable, including interest, was approximately $173,000 as of June 30, 1997. Mr. Punta sold the condominium during July 1997 for approximately $162,000. At that time, Mr. Punta repaid the Company approximately $107,000, but the remaining $66,000 due on the note receivable currently remains unpaid.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN - SHORTAGE OF WORKING
 CAPITAL AND CONTINUING LOSSES

     The Company has extremely limited working capital, no credit lines, and insufficient revenue to meet its operating requirements.For the six months ended June 30, 1997 and 1996, the Company suffered net losses applicable to common stockholderrs of $210,316 and $335,038, respectively, and, as of June 30, 1997, had an accululated deficit of $8,565,770. At June 30, 1997, the Company had a stockholders' deficit of $1,173,682. The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. During 1997, the Company has continued to use the cash of its reinsurance subsidiary, AF Reinsurance, to fund its operating, investing, and financing activities. The principal source of cash from outside sources has been receipts from the sale of real estate. All of the foregoing raise substantial concerns respecting the ability of the Company to continue as a going concern.

     The Company's operating plan for the balance of 1997 and into 1998 is dependent upon the receipt of additional funding from equity financing. The Company did not have any net proceeds from the sale of common stock during the first half of 1997. Cash inflows were inadequate to offset cash required for other financing activities, including redemption of Triad Preferred Stock, advances to shareholders, and principal payments on borrowings. The Company proposes to undertake an organization restructuring which management believes will enhance the ability of the Company to obtain equity of from $1 million to $5 million to fund the activation of its reinsurance subsidiary and expansion of marketing which, together with proceeds from the financing, shoudl enable the Company to continue. Prio to implementing any organizational restructuring, it will be necessary for the Company to obtain interim funds to pay related legal, accounting, and other expenditures. There can be no assurance that any required initial funding can be obtained for any of the foregoing or that the Company will be able to continue.

     The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if the Company were unable to continue as a going concern.

CONTINGENCIES

     AF Reinsurance is required by the Arizona Department of Insurance to maintain combined capital and surplus of at least $150,000 in order to maintain its reinsurance charter. The Company obtained an aggregate of $864,000 in initial capital and surplus for AF Reinsurance, consisting of $439,000 in net proceeds from the sale of 8% Payable in Cash and In Kind Cumulative Convertible Preferred Stock of Triad ("Triad Preferred Stock") and $425,000 in proceeds from a subordinated surplus debenture issued to Mass General.

    At June 30, 1997, AF Reinsurance had accounts receivable from Triad and AFH of $764,000. Those entities used the proceeds from such advances to pay $224,000 to redeem Triad Preferred Stock from APL as discussed below, to pay interest on the subordinated surplus debenture held by Mass General, and for general and administrative expenses, including advances to officers and directors of AFH. The resulting $764,000 in inter-corporate advances is not an admitted asset for purposes of determining AF Reinsurance's capital and surplus under the requirements of the Arizona Department of Insurance. Therefore, the Company believes that AF Reinsurance does not meet the applicable capital and surplus requirements of the Arizona Department of Insurance.

     On June 6, 1997, the Arizona Department of Insurance entered a Suspension order suspending the certificate of authority of AF Reinsurance for its failure to file by March 31, 1997, its annual statement of financial condition and pay the related fees. The Company intends to file the required reports and pay the required fees and penalties during the third quarter of 1997; however, without additional investment of admitted assets into AF Reinsurance, the Company does not expect that its certificate of authority will be reinstated.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements of $170,712 for the first half of 1997 were provided by cash balances at the beginning of the year, principally cash proceeds from debt and equity financings completed by Triad in 1995, from operating activities and from the proceeds from the sale of real estate. For the six months ended June 30, 1997, the Company experienced positive cash flow from operating activities of $11,000 compared with negative cash flow from operating activities of $93,000 in the same period of 1996. The increased cash flow from operating activities in 1997 as compared to 1996 was principally due to the lower operating loss in 1997 due to decreased general and administrative expenses, as discussed below.

   Investing activities provided cash of $18,000 during the first half of 1997 as compared to the use of $205,000 in 1996. The largest components of the Company's investing activities in 1997 consisted of $118,000 loaned to shareholders which was offset by the proceeds from the sale of real estate in the amount of $109,800.

     During the first half of 1997, the Company's financing activities used cash of $201,000, consisting principally of $119,000 used to redeem and pay dividends on Triad Preferred Stock and $61,000 for principal payments on short- and long-term borrowings.

     At June 30, 1997, the Company had notes and open accounts receivable of $3,314,000 due from officers, directors and stockholders of the Company. In 1993, Management recorded a reserve of $869,000 against those portions of the stockholders' notes receivable that had not previously been expensed for financial reporting purposes. The Company has expensed for financial reporting purposes the remaining $2,445,000 of the notes receivable in each period as compensation expense to certain officers and directors. Of this amount, $226,000 and $210,000 was expensed in the six months ended June 30, 1997 and 1996, respectively. However, these individuals are obligated under the promissory notes to repay the entire stated principal of the loans.

     During the six months ended June 30, 1997 and 1996, the Company recognized $108,000 and $29,000 respectively, of interest income related to these notes receivable. The interest income was not paid by the shareholders but was added to the balance of the notes receivable. The Company does not expect that payments under these notes will provide capital during the next 12 months.

CAPITAL REQUIREMENTS

     The Company believes that the remaining capitalization of AF Reinsurance may not be sufficient for the subsidiary to begin operations. The Company is seeking additional funding in order to launch new product introduction and marketing expansion and, in general, to form a broader base for planned activities. In addition to funding for AF Reinsurance, the Company would benefit from additional funds to cover accrued liabilities and accounts payable inasmuch as most of the Company's $1,369,000 current liabilities were past due at June 30, 1997, to pay ongoing operating losses, and to provide funds for additional marketing by Income Builders.

    By activating AF Reinsurance, the Company desires to continue to expand its marketing organization and acquire additional insurance company assets. The Company will require additional equity or debt capital to fund this expansion, and there can be no assurance that such funding will be available on terms viable to the Company.

     As of June 30, 1997, Triad had issued an outstanding 35,807 shares of Triad Preferred Stock with a liquidation preference of $12 per share, or an aggregate of $429,684, and AF Reinsurance had outstanding $425,000 in principal amount of surplus debentures, bearing interest at 7.66% per annum, due quarterly, with nnual principal payments of $42,500 due annually, commencing September 30, 1996. The Company expects to continue to utilize proceeds from these surplus debentures, which form a portion of the surplus of AF Reinsurance, to pay the principal portion of the amount due in the future.

     The Company has issued a promissory note aggregating $340,000 at December 31, 1996, bearing interest at 8% (12% after default) and due five days after demand, but in any event, by March 31, 1997. This note is currently in default, but the Company does not expect that collection efforts will be commenced as long as the payee, in its sole discretion, concludes that the Company is making substantial progress toward obtaining sufficient financing to pay the note. This note is secured by a pledge of officer and director notes payable to the Company which aggregated approximately $2,606,000 at December 31, 1995.

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

     American Financial Holding, Inc., is considering the possible separation of its Triad reinsurance activities, Income Builders, and currently inactive American Financial Marketing from the holding company parent, as discussed above. There can be no assurance as to whether any such organizational restructuring will be pursued, whether it will be implemented, or the business or financial effects thereof.

CERTAIN UNCERTAINTIES

     American Financial Holding and Triad have sold securities in reliance on exemptions from registration under the Securities Act and applicable state securities laws. Management believes that the Company has materially complied with the requirements of the applicable exemptions. However, since compliance with these exemptions is highly technical, it is possible that the Company could be faced with certain contingencies based on civil liabilities resulting from the failure to meet the terms and conditions of such exemptions, which could have a material adverse impact on the Company's financial condition. Neither
AFH nor Triad has received any demand from any shareholder requesting a return of his investment, damages, or other remedies in connection with the purchase of securities by such shareholder.

RESULTS OF OPERATIONS

     Commission revenue for the six months ended June 30, 1997 decreased $539,000, or 23.8%, to $1,723,000 from $2,262,000 during 1996. The 1997 decrease is due to the absence of special marketing incentive programs which were available during the previous period when the underwriter of the Company's principal annuity products conducted an aggressive sales incentive program. As investors shifted from fixed-yield annuities to equities in 1997, industry-wide annuity sales generally declined. Low interest rates continue into 1997. Commission expense declined $493,000, or 25.3%, to $1,453,000 in the first six months of 1997 as compared to $1,946,000 in 1996. This fluctuation reflects ordinary variations in the commission schedule of various products, the age and other demographics of policy purchasers, the size of individual annuity and insurance policies sold, the commission schedules of the individual insurance agents selling particular policies, and similar factors, which will likely continue to fluctuate in the future.

     Gross profit of $269,000 in the first six months of 1997, or 15.6% of commission revenue, is a decline from the $316,000 in gross profit in 1996, equivalent to 14.0% of commission revenue. This improvement in the gross profit percentage in 1997 is due to the foregoing factors and may not be indicative of the gross profit that may be expected in future periods.

     General and administrative expenses decreased $155,000 or 21.9%, to $553,000 in the first quarter of 1997 as compared to $708,000 in 1996. The 1997 decrease is offset by the recognition of an expense of $226,000 in 1997 compared to $210,000 in 1996 in stockholder notes receivable based on management's determination that the ultimate collectibility of such notes was uncertain and other declines in expenses. Total other income (expense) remained the same in 1997 at $90,000 as compared to $89,000 in 1996. The principal component of other income (expense) in both years ($108,000 in 1997 and $28,000 in 1996), consisted of interest accrued on notes and open accounts receivable from executive officers and directors.

     As a result of the foregoing, the Company's loss before income taxes decreased $110,000 or 36.3%, to $193,000 in the first six months of 1997 as compared to $303,000 in 1996. After income tax provision and minority interest preferred stock dividend, the net loss applicable to common stockholders decreased $125,000 or 37.3% to $210,000 in the first six months of 1997, or a loss of $0.05 per share on a weighted average of 4,279,000 shares issued and outstanding, as compared to $335,000 in 1996, or a loss of $0.08 on a weighted average of 4,248,383 shares outstanding.

     The net loss applicable to common stockholders decreased $30,000 or 16.5% to $152,000 for the three months ended June 30, 1997 or a loss of $0.04 per share as compared to $182,000 or a loss of $0.04 per share during the three months ended June 30, 1996. The decrease in the loss was due to lower general and administrative expenses offset by a lower gross profit on sales. These changes were caused by the same factors as discussed above with regard to the six months ended June 30, 1997.


PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



        (a)     Exhibits.

        None

        (b)     Reports on Form 8-K

                During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.




                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN FINANCIAL HOLDING, INC.
                                   (Registrant)



Dated:    August 15, 1997           By:  /S/ Kenton L. Stanger, President
                                    (Chief Financial and Accounting Officer)