Form 10QSB
period 1997-03-31
AMERICAN FINANCIAL HOLDING INC /DE
filed 1997-09-16
CIK 357097

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

     The Company had 4,279,449 shares of common stock, par value
$0.01 per share, issued and outstanding as of August 8, 1997.


                   ITEM 1. FINANCIAL STATEMENTS




     This report on Form 10-QSB For the interim period ended March 31, 1997, of American Financial Holding, Inc. (The (The "Company"), is being filed in August 1997, substantially after its due date. This report shoudl be read in conjunction with other periodic reports reporting events occurring after December 31, 1996. Such other periodic reports and the information set forth therein should be read in conjunction with the Company's annual report on Form 10-KSB, which contains information as of December 31, 1996, and this quarterly report on Form 10-KSB unless otherwise indicated.

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



          AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

 ASSETS
                                                      MARCH 31,  DECEMBER 31,
                                                          1997         1996
                                                      ----------  ----------
 CURRENT ASSETS
     Cash                                             $  308,587   $  361,113
     Marketable securities available for sale             65,050       78,641
     Commissions receivable                               31,784      127,136
     Note receivable - related party                     170,216      167,194
     Prepaid lease                                          -          12,649
     Interest receivable                                   7,732        6,487
                                                      ----------   ----------
          TOTAL CURRENT ASSETS                           583,369      753,220
                                                      ----------   ----------
 PROPERTY AND EQUIPMENT
     Automobiles                                          61,649       90,417
     Equipment                                            58,734       58,734
     Furniture and fixtures                               22,133       22,133
                                                      ----------   ----------
                                                         142,516      171,284
     Less: accumulated depreciation                      (67,792)     (80,941)
                                                      ----------   ----------
          NET PROPERTY AND EQUIPMENT                      74,724       90,343
                                                      ----------   ----------
 OTHER ASSETS
     Investment in real estate                              -         107,584
     Net deferred tax asset                              195,560      195,560
     Deposits and other assets                            31,866       37,860
                                                      ----------   ----------
          TOTAL OTHER ASSETS                             227,426      341,004
                                                      ----------   ----------


 TOTAL ASSETS                                         $  885,519   $1,184,567
                                                      ==========   ==========

See the accompanying notes to condensed consolidated financial statements.


          AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (UNAUDITED)


                LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                       MARCH 31,  DECEMBER 31,
                                                          1997         1996
                                                      ----------  ----------
 CURRENT LIABILITIES
     Accounts payable                                 $  139,533  $  120,074
     Commissions payable                                  31,784     127,136
     Short-term borrowings                                12,633      20,471
     Accrued liabilities                                 343,927     318,348
     Income taxes payable                                256,641     256,641
     Preferred dividends payable                          43,462      34,868
     Current portion of long-term debt                   480,131     517,765
                                                     ----------   ----------
          TOTAL CURRENT LIABILITIES                    1,308,111   1,395,303
                                                      ----------  ----------
LONG-TERM DEBT, net of current portion                   398,421     405,071
                                                      ----------  ----------
MINORITY INTEREST (preferred stock in
 consolidated subsidiary)                                231,986     344,552
                                                      ----------  ----------
STOCKHOLDERS' DEFICIT
     Common stock - $.01 par value; 20,000,000
       shares authorized, 4,279,449and 4,279,449
       issued and outstanding, respectively               42,794      42,794
     Additional paid-in capital                        7,336,908   7,358,451
     Stockholders' notes receivable, net of reserve
      of $869,255 and $869,255, respectively                -           -
      Unrealized loss on marketable securities           (19,160)     (6,150)
     Accumulated deficit                              (8,413,541) (8,355,454)
                                                      ----------  ----------
          TOTAL STOCKHOLDERS' DEFICIT                 (1,052,999)   (960,359)
                                                      ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $  885,519  $1,184,567
                                                      ==========  ==========

See the accompanying notes to condensed consolidated financial statements.


          AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                      FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                           1997       1996
                                                      ----------  ----------
 COMMISSION REVENUE                                   $  724,260  $1,070,772

COMMISSION EXPENSE                                       592,429     901,800
                                                      ----------  ----------
GROSS PROFIT                                             131,831     168,972

GENERAL AND ADMINISTRATIVE EXPENSE                       226,039     358,994
                                                      ----------  ----------
LOSS FROM OPERATIONS                                     (94,208)   (190,022)

OTHER INCOME (EXPENSE)
     Interest income                                      57,373      55,740
     Interest expense                                    (12,658)     (2,167)
                                                      ----------  ----------
LOSS BEFORE INCOME TAXES                                 (49,493)   (136,449)

INCOME TAX PROVISION                                        -          4,000
                                                      ----------  ----------
LOSS BEFORE MINORITY INTEREST                            (49,493)   (140,449)

MINORITY INTEREST, PREFERRED DIVIDEND OF SUBSIDIARY        8,594      12,082
                                                      ----------  ----------
NET LOSS                                              $  (58,087) $ (152,531)
                                                      ==========  ==========
NET LOSS PER COMMON SHARE                             $    (0.01) $    (0.03)
                                                      ==========  ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             4,279,449   4,233,909
                                                      ==========  ==========

See the accompanying notes to condensed consolidated financial statements.


          AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                     INCREASE (DECREASE) IN CASH

                                                      FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                          1997       1996
                                                      ----------  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                         $  (58,087) $ (140,449)
     Adjustments to reconcile net loss to
      net cash provided by (used in) operating
      activities:
        Depreciation and amortization                      3,323       8,348
        Write off of stockholders' notes receivable      105,656      91,340
          Interest accrued on to shareholders' notes
           receivable                                    (54,400)    (46,230)
          Interest accrued on to notes payable              -           -
          Changes in current assets and liabilities       56,442      50,837
          Other                                            1,013        -
                                                      ----------  ----------
          Net cash provided by (used in)
            operating activities                          53,947     (36,154)
                                                      ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in stockholders' notes receivable          (51,256)    (40,377)
     Purchase of equipment                                  -           (636)
     Purchase of real estate held for investment            -       (113,389)
     Proceeds from sale of real estate                   109,800        -
     Purchase of marketable securities                  (100,000)       -
     Proceeds from sale of marketable securities         108,918        -
                                                      ----------  ----------
          Net cash provided by financing activities       67,462    (154,402)
                                                      ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                     -         31,495
     Principal payments on short-term borrowings
       and long-term debt                                (39,826)     (2,287)
     Redemption of minority interests                   (112,566)       -
     Other                                               (21,543)       -
                                                      ----------  ----------
          Net cash provided by financing activities     (173,935)     29,208
                                                      ----------  ----------
NET DECREASE IN CASH                                     (52,526)   (161,348)

CASH AT BEGINNING OF PERIOD                              361,113     988,904
                                                      ----------  ----------
CASH AT END OF PERIOD                                 $  308,587  $  827,556
                                                      ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                           $   12,658  $    2,167
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

NOTE 3--SALE OF INVESTMENT IN REAL ESTATE AND VEHICLES

The investment in real estate was sold during the first quarter of 1997 for approximately $109,800 resulting in a gain of $2,216. The Company also sold vehicles at approximately their carrying value of $12,296. The proceeds were used to pay the remaining balance due on related notes payable secured by the vehicles in the amount of approximately $12,000.

NOTE 4--BUSINESS CONDITION

The Company has suffered cumulative losses of $8,413,541, through March 31, 1997, and has a working capital deficiency of $724,742 and a capital deficiency of $1,052,999 as of March 31, 1997. In addition, the Company is negotiating alternative arrangements for the settlement of certain long-term notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of this uncertainty.

Management of the Company is seeking additional financing from third-party investors which may possibly require reorganizing the corporate structure of the Company, and may possibly require separation of American Financial Holding, Inc. from its subsidiaries. If successful in obtaining sufficient financing, Management desires to acquire small insurance companies with profitable operations and growth potential. Although there is no assurance that these plans will be accomplished, Management has recently held discussions with representatives of a potential investor regarding a plan whereby the investor is considering providing financing to the Company, conditioned on Management's ability to close a purchase of an insurance company. The Company has not identified an acquisition target nor have any commitments been made to acqurie an insurance company. The first phase of the potential financing agreement would be in the amount of $1,000,000, and if successful, the second and third phases thereof would be in larger amounts. There is no assurance that this or any other plan will be completed, or that the Company can obtain profitable operations, continue as a going concern or satisfy its liabilites.

NOTE 5--NOTE RECEIVABLE RELATED PARTY

During the year ended December 31, 1996, Mr. Raymond Punta purchased a condominium from the Company for $102,955. In addition, the Company advanced Mr. Punta approximately $58,000 of additional funds. In return for the real estate and cash. Mr. Punta signed a promissory note for $161,151. The note bears interest at 7.5% per annum and was payable to the Company by June 30, 1997, or sooner if the condominium were sold by Mr. Punta prior to that date. The balance of the note receivable, including interest, was approximately $170,000 as of March 31, 1997. Mr. Punta sold the condominium during July 1997 for approximately $162,000. At that time, Mr. Punta repaid the Company approximately $107,000, but the remaining $63,000 due on the note receivable currently remains unpaid.


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN - SHORTAGE OF
 WORKING CAPITAL AND CONTINUING LOSSES

     The Company has extremely limited working capital, no credit lines, and insufficient revenue to meet its operating requirements. For the three months ended March 31, 1997 and 1996, the Company suffered net losses applicable to common stockholders of $58,087 and $152,531, respectively, and, as of march 31, 1997, had an accumulated deficit of $8,413,541. At March 31, 1997, the Company had a stockholders' deficit of $1,053,000. The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. During 1997, the Company has continued to use the cash of its reinsurance subsidiary, AF Reinsurance, to fund its operationg, investing, and financing activities. The principal source of cash from outside sources has been receipts from the sale of real estate. All of the foregoing raise substantial concerns respecting the ability of the Company to continue as a going concern.

        The Company's operating plan for the balance of 1997 and into 1998 is dependent upon the receipt of additional funding from equity financing. The Company did not have any net proceeds from the sale of common stock during the first quarter of 1997. Cash inflows were inadequate to offset cash required for other financing activities, including redemption of Triad Preferred Stock, advances to shareholders, and principal payments on borrowings. The Company proposes to undertake an organization restructuring which management believes will enhance the ability of the Company to obtain equity of from $1 million to $5 million to fund the activation of its reinsurance subsidiary and expansion of marketing which, together with proceeds from the financing, should enable the Company to continue. Prior to implementing any organizational restructuring, it will be necessary for the Company to obtain interim funds to pay related legal, accounting, and other expenditures. There can be no assurance that any required initial funding can be obtained for any of the foregoing or that the Company will be able to continue.

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

        At March 31, 1997, AF Reinsurance had accounts receivable from Triad and AFH of $619,000. Those entities used the proceeds from such advances to pay $224,000 to redeem Triad Preferred Stock from APL as discussed below, to pay interest on the subordinated surplus debenture held by Mass General, and for general and administrative expenses, including advances to officers and directors of AFH. The resulting $619,000 in inter-corporate advances is not an admitted asset for purposes of determining AF Reinsurance's capital and surplus under the requirements of the Arizona Department of Insurance. However, the Company believes that AF Reinsurance still meets the applicable capital and surplus requirements of the Arizona Department of Insurance.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements of $52,526 for the first quarter of 1997 were provided by cash balances at the beginning of the year, principally cash proceeds from debt and equity financings completed by Triad in 1995, from operating activities and from the proceeds from the sale of real estate. For the three months ended March 31, 1997, the Company experienced positive cash flow from operating activities of $54,000 compared with negative cash flow from operating activities of $36,154 in the same period of 1996. The increased cash flow from operating activities in 1997 as compared to 1996 was principally due to the lower operating loss in 1997 due to decreased general and administrative expenses, as discussed below.

     Investing activities provided cash of $67,000 in1997 as compared to the use of $154,000 in 1996. The largest components of the Company's investing activities in 1997 consisted of $51,000 loaned to shareholders which was offset by the proceeds from the sale of real estate in the amount of $109,800.

     During the first quarter of 1997, the Company's financing activities used cash of $174,000, consisting principally of $112,000 used to redeem Triad Preferred Stock and $40,000 for principal payments on short- and long-term borrowings.

     At March 31, 1997, the Company had notes and open accounts receivable of $3,193,401 due from officers, directors and stockholders of the Company. In 1993, Management recorded a reserve of $869,255 against those portions of the stockholders' notes receivable that had not previously been expensed for financial reporting purposes. The Company has expensed for financial reporting purposes the remaining $2,324,146 of the notes receivable in each period as compensation expense to certain officers and directors. Of this amount, $105,656 and $91,340 was expensed in the three months ended March 31, 1997 and 1996, respectively. However, these individuals are obligated under the promissory notes to repay the entire stated principal of the loans.

     During the three months ended March 31, 1997 and 1996, the Company recognized $54,400 and $46,230 respectively, of interest income related to these notes receivable. The interest income was not paid by the shareholders but was added to the balance of the notes receivable. The Company does not expect that payments under these notes will provide capital during the next 12 months.

CAPITAL REQUIREMENTS

     The Company believes that the remaining capitalization of AF Reinsurance is sufficient for the subsidiary to begin operations, although the Company is seeking additional funding in order to launch new product introduction and marketing expansion and, in general, to form a broader base for planned activities. In addition to funding for AF Reinsurance, the Company would benefit from additional funds to cover accrued liabilities and accounts payable inasmuch as most of the Company's $1,308,000 current liabilities were past due at March 31, 1997, to pay ongoing operating losses, and to provide funds for additional marketing by Income Builders.

     By activating AF Reinsurance, the Company desires to continue to expand its marketing organization and acquire additional insurance company assets. The Company will require additional equity or debt capital to fund this expansion, and there can be no assurance that such funding will be available on terms viable to the Company.

     As of March 31, 1997, Triad had issued an outstanding 35,807 shares of Triad Preferred Stock with a liquidation preference of $12 per share, or an aggregate of $429,684, and AF Reinsurance had outstanding $425,000 in principal amount of surplus debentures, bearing interest at 7.66% per annum, due quarterly, with annual principal payments of $42,500 due annually, commencing September 30, 1996. All interest payments required through December 31, 1996, have been paid. The Company tendered the September 30, 1996, principal payment of $42,500, but the payment was not deposited and the Company and mass General are discussing extended repayment terms. The Company expects to continue to utilize proceeds from these surplus debentures, which form a portion of the surplus of AF Reinsurance, to pay the principal portion of the amount due in the future.

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

     American Financial Holding, Inc. intends to separate its Triad reinsurance activities, Income Builders, and currently inactive American Financial Marketing from the holding company parent. There can be no assurance as to whether any such organizational restructuring will be pursued, whether it will be implemented, or the business or financial effects thereof.

CERTAIN UNCERTAINTIES

     American Financial Holding, Inc. and Triad have sold securities in reliance on exemptions from registration under the Securities Act and applicable state securities laws. Management believes that the Company has materially complied with the requirements of the applicable exemptions. However, since compliance with these exemptions is highly technical, it is possible that the Company could be faced with certain contingencies based on civil liabilities resulting from the failure to meet the terms and conditions of such exemptions, which could have a material adverse impact on the Company's financial condition. Neither AFH nor Triad has received any demand from any shareholder requesting a return of his investment, damages, or other remedies in connection with the purchase of securities by such shareholder.

RESULTS OF OPERATIONS

     Commission revenue for the three months ended March 31, 1997 decreased $346,000, or 32.3%, to $724,000 from $1,070,000 during 1996. The 1997 decrease is due to the absence of special marketing incentive programs which were available during the previous period when the underwriter of the Company's principal annuity products conducted an aggressive sales incentive program. As investors shifted from fixed-yield annuities to equities in 1997, industry-wide annuity sales generally declined. Low interest rates continue into 1997. Commission expense declined $310,000, or 34.3%, to $592,000 in the first quarter of 1997 as compared to $902,000 in 1996. This fluctuation reflects ordinary variations in the commission schedule of various products, the age and other demographics of policy purchasers, the size of individual annuity and insurance policies sold, the commission schedules of the individual insurance agents selling particular policies, and similar factors, which will likely continue to fluctuate in the future.

     Gross profit of $132,000 in the first quarter of 1997, or 18.2% of commission revenue, is a decline from the $169,000 in gross profit in 1996, equivalent to 15.8% of commission revenue. This improvement in the gross profit percentage in 1997 is due to the foregoing factors and may not be indicative of the gross profit that may be expected in future periods.

     General and administrative expenses decreased $133,000 or 37.0%, to $226,000 in the first quarter of 1997 as compared to $359,000 in 1996. The 1997 decrease is due to the recognition of an expense of $105,000 in 1997 compared to $91,000 in 1996 in stockholder notes receivable based on management's determination that the ultimate collectibility of such notes was uncertain and other declines in expenses. Total other income (expense) decreased $87,000, or 63.7%, in 1997 to $50,000 as compared to $136,000 in
1996. The principal component of other income (expense) in both years, ($54,000 in 1997 and $46,000 in 1996), consisted of interest accrued on notes and open accounts receivable from executive officers and directors.

     As a result of the foregoing, the Company's loss before income taxes decreased $87,000 or 63.7%, to $49,000 in the first three months of 1997 as compared to $136,000 in 1996. After income tax provision and preferred stock dividend, the net loss applicable to common stockholders decreased $94,000 or 61.9% to $58,000 in the first quarter of 1997, or a loss of $0.01 per share on a weighted average of 4,279,000 shares issued and outstanding, as compared to $152,800 in 1996, or a loss of $0.03 on a weighted average of 4,233,909 shares outstanding.

                                    PART II
                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



        (a)     Exhibits.

        None

        (b)     Reports on Form 8-K

         During the quarter ended March 31, 1997, the Company filed the following reports on Form 8-K:


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

                                   AMERICAN FINANCIAL HOLDING, INC.
                                   (Registrant)



Dated:    September 16, 1997       By:/s/ Kenton L. Stanger,President
                                      (Chief Financial and Accounting Officer)