Form 10QSB
period 1997-09-30
AMERICAN FINANCIAL HOLDING INC /DE
filed 1997-11-17
CIK 357097

UNITED STATES
		  SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C. 20549

			     FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		   SECURITIES EXCHANGE ACT OF 1934

		    For the quarterly period ended  September 30, 1997

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


		APPLICABLE ONLY TO CORPORATE ISSUERS:

     The Company had 4,279,449 shares of common stock, par value $0.01 per share, issued and outstanding as of November 14, 1997.



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



				ASSETS

				      September 30,  December 31,
              			            1997         1996
                  		         ----------  -----------
     Current assets
	  Cash                           $  160,877  $   361,113
	  Marketable securities
	    available for sale              725,618       78,641
	  Commissions receivable             75,000      127,136
	  Note receivable - related
	   party                               -         167,194
	  Prepaid lease                      22,203       12,649
	  Interest receivable                   255        6,487
                          	         ----------  -----------
	   Total current assets             983,953      753,220
                           	         ----------  -----------
     Property and equipment
	  Automobiles                        32,977       90,417
	  Equipment                          58,734       58,734
	  Furniture and fixtures             22,133       22,133
                                         ----------  -----------
                          		    113,844      171,284
	  Less: accumulated
	    depreciation                    (74,438)     (80,941)
                          		 ----------  -----------
	   Net property and
	    equipment                        39,406       90,343
                         	         ----------  -----------
     Other Assets
	  Investment in real
	    estate                             -         107,584
	  Net deferred tax asset            195,560      195,560
	  Deposits and other
	    assets                           31,804       37,860
                            		 ----------  -----------
	   Total other assets               227,364      341,004
				         ----------  -----------

     Total Assets                        $1,250,723  $ 1,184,567
                                         ==========  ===========

     See the accompanying notes to condensed consolidated financial statements.




	  AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
		CONDENSED CONSOLIDATED BALANCE SHEETS
			     (CONTINUED)
			     (UNAUDITED)



		LIABILITIES AND STOCKHOLDERS' DEFICIT

	                                September 30, December 31,
                            		       1997        1996
                                           ----------  ----------
     Current liabilities
	  Accounts payable                 $  147,098  $  120,074
	  Commissions payable                  30,450     127,136
	  Short-term borrowings                38,235      20,471
	  Accrued liabilities                 445,378     318,348
	  Income taxes payable                256,641     256,641
	  Preferred dividends
	   payable                             46,620      34,868
	  Current portion of
	   long-term debt                     746,799     517,765
                        		   ----------  ----------
	   Total current
	    liabilities                     1,711,221   1,395,303
		                           ----------  ----------
     Long-term debt, net of
      current portion                          20,980     405,071
	                                   ----------  ----------
     Minority interest (preferred
      stock in consolidated
      subsidiary)                             240,014     344,552
                         		   ----------  ----------
     Stockholders' deficit
	  Common stock - $.01
	   par value; 20,000,000
	   shares authorized,
	   4,279,449 and 4,279,449
	   issued and outstanding,
	   respectively                        42,794       42,794
	  Additional paid-in
	   capital                          7,336,908    7,358,451
	  Stockholders' notes
	   receivable, net of
	   reserve of $869,255 and
	   $869,255, respectively                -            -
	  Unrealized gain (loss)
	   on marketable
	   securities                         637,626       (6,150)
	  Accumulated deficit              (8,738,820)  (8,355,454)
                     	                   ----------  -----------
	   Total stockholders'
	    deficit                          (721,492)    (960,359)
                     		           ----------  -----------
     Total liabilities and
      stockholders' deficit                $1,250,723  $ 1,184,567
                            		   ==========  ===========

     See the accompanying notes to condensed consolidated financial statements.



     AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			 (UNAUDITED)
/TABLE/
/CAPTION/

                   	    For the Three Months  For the Nine Months
                    	    Ended September 30,   Ended September 30,
			      1997       1996       1997         1996
	                   ----------  ---------  ----------  ----------
[S]                       [C]         [C]        [C]         [C]
Commission revenue         $1,007,265  $ 992,098  $2,730,350  $3,242,422

Commission expense            798,220    760,028   2,251,493   2,694,404
                           ----------  ---------  ----------  ----------
Gross profit                  209,045    232,070     478,857     548,018

General and
 administrative
 expense                      448,148    363,109   1,001,556   1,074,039
                     	   ----------  ---------  ----------  ----------
Loss from operations         (239,103)  (131,039)   (522,699)   (526,021)

Other Income (Expense)
  Gain on sale of
   property                     2,344       -          2,344      16,791
  Gain (Loss) on sale
   of marketable
   securities                  29,715       -         29,715     (19,874)
  Interest income              52,223     58,054     165,806     172,644
  Interest expense             (9,634)   (19,313)    (32,751)    (44,667)
                     	   ----------  ---------  ----------  ----------
    Total Other Income         74,648     38,741     165,114     124,894
                           ----------  ---------  ----------  ----------
Loss before income taxes     (164,455)   (92,298)   (357,585)   (401,127)

Income tax provision             -         4,000        -        (12,022)
                     	   ----------  ---------  ----------  ----------
Loss before minority
 interest                    (164,455)   (96,298)   (357,585)   (413,149)

Minority interest,
 preferred dividend
 of subsidiary                  8,595     12,392      25,781     (36,456)
                  	   ----------  ---------  ----------  ----------
Net Loss                   $ (173,050) $(108,690) $ (383,366) $ (449,605)
   		           ==========  =========  ==========  ==========
Net Loss Per Common
 Share                     $    (0.04) $   (0.03) $    (0.09) $    (0.11)
   		           ==========  =========  ==========  ==========
Weighted average number
 of common shares
 outstanding                4,279,449  4,279,449   4,279,449   4,261,652
                     	   ==========  =========  ==========  ==========

See the accompanying notes to condensed consolidated financial statements.



      AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			 (UNAUDITED)

		 INCREASE (DECREASE) IN CASH

                                   	     For the Nine Months
                                   	     Ended September 30,
                                     	      1997         1996
                                           ----------   ----------
Cash flows from operating activities
  Net loss                                 $ (383,366)  $ (449,605)
  Adjustments to reconcile net
   loss to net cash provided
   by (used in) operating activities:
   Depreciation and amortization               19,674       27,933
     Write off of stockholders' notes
      receivable                              398,825      302,354
     Changes in current assets and
      liabilities                             106,585       74,536
    Interest accrued on shareholders'
     notes receivable                        (144,458)    (172,644)
     Interest expense added to note
      payable                                    -           2,761
     Minority interest in loss of
      subsidiary                               25,780       36,455
     (Gain) loss on sale of marketable
      securities                              (29,715)      19,874
     Gain on sale of property                  (2,344)     (16,791)
                                   	   ----------   ----------
  Net cash used in operating
   activities                                  (9,019)    (175,127)
                                   	   ----------   ----------
Cash flows from investing activities
  Increase in stockholders' notes
   receivable                                (185,281)    (174,710)
  Proceeds from sale of marketable
   securities                                    -          36,830
  Proceeds from sale of real estate           109,800      130,180
  Purchase of real estate held for
   investment                                    -        (113,389)
  Purchase of marketable securities            (3,782)        -
  Increase of deposits                           -          (5,052)
                                   	   ----------   ----------
     Net cash used in investing
      activities                              (79,263)    (126,141)
                                  	   ----------   ----------
Cash flows from financing activities
  Proceeds from sale of common stock             -          53,416
  Principal payments on short-term
   borrowings and long-term debt              (40,789)     (43,195)
  Cash payment of preferred dividends
   and subsidiary                              (6,000)     (20,000)
  Proceeds from short-term borrowings          38,235         -
  Proceeds from collection of receivable
   from shareholder                            30,000         -
  Redemption of minority interest
   preferred stock                           (112,566)        -
  Other                                       (20,834)        -
                            		   ----------   ----------
     Net cash used by financing
      activities                             (111,954)      (9,779)
			                   ----------   ----------
Net increase (decrease) in cash              (200,236)    (311,047)

Cash at beginning of period                   361,113      988,904
                            	           ----------   ----------
Cash at end of period                      $  160,877   $  677,857
                                   	   ==========   ==========
Supplemental disclosure of cash flow information:

  Cash paid for interest                   $   32,751   $   10,512
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

     NOTE 3-SALE OF INVEVESTMENT IN REAL ESTATE AND VEHICLES

     The investment in real estate was sold during the first quarter of 1997 for approximately $109,800 resulting in a gain of $2,216. The Company also sold vehicles at approximately their carrying value of $12,296. The proceeds were used to pay the remaining balance due on related notes payable secured by the vehicles in the amount of approximately $12,000.

     NOTE 4--BUSINESS CONDITION

     The Company has suffered cumulative losses of $8,738,820 through September 30, 1997, and has a working capital deficiency of $302,268 and a capital deficiency of $721,492 as of September
     30, 1997. In addition, the Company is negotiating alternative arrangements for the settlement of certain long-term notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of this uncertainty.

     Management of the Company is seeking additional financing from third-party investors which may possibly require reorganizing the corporate structure of the Company, and may possibly require separation of American Financial Holding, Inc. from its subsidiaries. Although there is no assurance that these plans will be accomplished, Management has recently held discussions with representatives of a potential investor regarding a plan whereby the investor is considering providing financing, conditioned on combining the Company's marketing organization with an insurance company with profitable operations and growth potential. The Company has reviewed plans whereby it would dispose of its marketing organization in consideration of ownership interest in a larger company with funding to acquire and operate an insurance company as well as the marketing organization. There is no assurance that this or any other plan will be completed, or that the Company can obtain profitable operations, continue as a going concern or satisfy its liabilties.

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

     NOTE 6--DISCONTINUANCE OF STOCK BONUS PLAN

     Effective April 1, 1997, the Company discontinued its stock bonus program with Life USA.


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION


     THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN --SHORTAGE OF WORKING CAPITAL AND CONTINUING LOSSES

     The Company has extremely limited working capital, no credit lines, and insufficient revenue to meet its operating requirements. For the nine months ended September 30, 1997 and 1996, the Company suffered net losses applicable to common stockholders of $383,366 and $449,605, respectively, and, as of September 30, 1997, had an accumulated deficit of $8,738,820. At September 30, 1997, the Company had a stockholders' deficit of $721,492. The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. During 1997, the Company has continued to use the cash of its reinsurance subsidiary, AF Reinsurance, to fund its operating, investing, and financing activities. The principal source of cash from outside sources has been receipts from the sale of real estate. All of the foregoing raise substanital concerns respecting the ability of the Company to continue as a going concern.

     The Company's operating plan for the balance of 1997 and into 1998 is dependent upon the receipt of additional funding from equity financing. The Company did not have any net proceeds from the sale of common stock during the first three quarters of 1997. Cash inflows were inadequate to offset cash required for other financing activities, including redemption of Triad Preferred Stock, advances to shareholders, and principal payments on borrowings. The Company is considering plans to be acquired by a larger insurance company wherby current shareholders would exchange their stock for an ownership interest in the larger company. Prior to implementing any organizational restructuring, it will be necessary for the Company to obtain interim funds to pay related legal, accounting, and other expenditures. There can be no assurance that any required initial funding can be obtained for any of the foregoing or that the Company will be able to continue.

     The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if the Company was unable to continue as a going concern.

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

     At September 30, 1997, AF Reinsurance had accounts receivable from Triad and AFH of $777,800. Those entities used the proceeds from such advances to pay $224,000 to redeem Triad Preferred Stock from APL as discussed below, to pay interest on the subordinated surplus debenture held by Mass General, and for general and administrative expenses, including advances to officers and directors of AFH. The resulting $777,800 in inter-corporate advances is not an admitted asset for purposes of determining AF Reinsurance's capital and surplus under the requirements of the Arizona Department of Insurance. Therefore, the Company believes that AF Reinsurance does not meet the applicable capital and surplus requirements of the Arizona Department of Insurance.

     On June 6, 1997, the Arizona Department of Insurance entered a Suspension order suspending the certificate of authority of AF Reinsurance for its failure to file by March 31, 1997, its annual statement of financial condition and pay the related fees. The Company filed the required reports in the third quarter of 1997 and then withdrew from operations in Arizona.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements of $200,236 for the first three quarters of 1997 were provided by cash balances at the beginning of the year, principally cash proceeds from debt and equity financings completed by Triad in 1995, from operating activities and from the proceeds from the sale of real estate. For the nine months ended September 30, 1997, the Company experienced negative cash flow from operating activities of $9,000 compared with negative cash flow from operating activities of $175,127 in the same period of 1996. Less cash was required for operating activities in 1997 as compared to 1996 was principally due to the lower operating loss in 1997 due to decreased general and administrative expenses, as discussed below.

     Investing activities used cash of $79,000 during the first three quarters of 1997 as compared to the use of $126,141 in 1996.
     The largest components of the Company's investing activities in 1997 consisted of $185,000 loaned to shareholders which was offset by the proceeds from the sale of real estate in the amount of $109,800.

     During the first three quarters of 1997, the Company's financing activities used cash of $112,000, consisting principally of $119,000 used to redeem and pay dividends on Triad Preferred Stock and $41,000 for principal payments on short- and long-term borrowings and $38,000 of proceeds from short-term borrowings.

     At September 30, 1997, the Company had notes and open accounts receivable of $3,486,000 due from officers, directors and stockholders of the Company. In 1993, Management recorded a reserve of $869,000 against those portions of the stockholders' notes receivable that had not previously been expensed for financial reporting purposes. The Company has expensed for financial reporting purposes the remaining $2,617,000 of the notes receivable in each period as compensation expense to certain officers and directors. Of this amount, $399,000 and $302,000 were expensed in the nine months ended September 30, 1997 and 1996, respectively. However, these individuals are obligated under the promissory notes to repay the entire stated principal of the loans.

     During the nine months ended September 30, 1997 and 1996, the Company recognized $144,000 and $115,000 respectively, of interest income related to these notes receivable. The interest income was not paid by the shareholders but was added to the balance of the notes receivable. The Company does not expect that payments under these notes will provide capital during the next 12 months.

     CAPITAL REQUIREMENTS

     The Company is seeking additional funding in order to launch new product introduction and marketing expansion and, in general, to form a broader base for planned activities. In addition to funding for AF Reinsurance, the Company would benefit from additional funds to cover accrued liabilities and accounts payable inasmuch as most of the Company's $1,711,000 current liabilities were past due at September 30, 1997, to pay ongoing operating losses, and to provide funds for additional marketing by Income Builders.

     The Company desires to continue to expand its marketing organization and will require additional equity or debt capital to fund this expansion. There can be no assurance that such funding will be available on terms viable to the Company.

     As of September 30, 1997, Triad had issued an outstanding 35,807 shares of Triad Preferred Stock with a liquidation preference of $12 per share, or an aggregate of $429,684, and AF Reinsurance had outstanding $425,000 in principal amount of surplus debentures, bearing interest at 7.66% per annum, due quarterly, with annual principal payments of $42,500 due annually, commencing September 30, 1996. In view of the current status of AF Reinsurance, the debenture holder may accelerate payment of principal and interest due under the debenture. Accordingly, the liability has been classified as current for financial reporting purposes. At September 30, 1997, cash was insufficient to pay the debenture and related interest.

     At September 30, 1997, the Company had an outstanding promissary note with a balance due for principal and interest of $375,000. Subsequent to September 30, 1997 the note was settled for a payment of $315,000, funded by loans from officers and directors. This note was secured by a pledge of officer and director notes payable to the Company which aggregated approximately
     $2,606,000 at December 31, 1995.

     Inasmuch as the 1995 offering of Triad preferred Stock was not successful in obtaining the amount of funding anticipated, the Company has been unable to launch its product introduction and marketing effort and has been using the cash proceeds from that offering and from the related sale of a surplus debenture to meet the Company's cash requirements, as discussed above. In addition, during 1997, the Company has utilized $109,800 from the proceeds from selling the Company's real estate. Therefore, the Company is exploring other financing alternatives, including the sale of additional equity securities. Net proceeds from such funding would be utilized to fund marketing expansion and related new product introduction to cover ongoing general and administrative expenses (including payments to executive officers and directors), and perhaps to reduce the outstanding Triad surplus debenture or to redeem Triad preferred Stock.
     There can be no assurance that any of the Company's efforts to obtain additional funding will be successful or that the Company will be able to continue.

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

     RESULTS OF OPERATIONS

     Commission revenue quarter of 1997 increased slightly by $15,000, or 1.5% but decreased $512,000, or 15.8%, to $2,730,000 from
     $3,242,000 during 1996 for the nine months ended September 30, 1997. The 1997 decrease is due to the absence of special marketing incentive programs which were available during the previous period when the underwriter of the Company's principal annuity products conducted an aggressive sales incentive program. As investors shifted from fixed-yield annuities to equities in 1997, industry-wide annuity sales generally declined. Low interest rates continue into 1997. Commission expense also increasd slightly by $38,000, or 5% but declined $443,000, or 16.4%, to $2,251,000 in the first nine months of 1997 as compared to $2,694,000 in 1996. This fluctuation reflects ordinary variations in the commission schedule of various products, the age and other demographics of policy purchasers, the size of individual annuity and insurance policies sold, the commission schedules of the individual insurance agents selling particular policies, and similar factors, which will likely continue to fluctuate in the future.

     Gross profit of $209,000 in the third quarter of 1997 and $479,000 in the first nine months of1997, or 20.8% and 17.5% of commission revenue, respectively, is a decline from the$232,000 in gross profit in the third quarter of 1996 and $548,000 in the nine months ended September 30, 1996, equivalent to 23.3% and 16.9% of commission revenue, respectively. This improvement in the gross profit percentage in 1997 is due to the foregoing factors and may not be indicative of the gross profit that may be expected in future periods.

     General and administrative expenses increased $85,000 to $448,000 from $363,000 or 23.4% for the third quarter of 1997 as comparedto the third quarter of 1996 due principally to a write-off of an officer's note receivable but decreased $72,000 or 6.7%, to $1,001,000 in the nine months ended September 30,1997 as compared to $1,074,000 in 1996. The 1997 decrease is offset by the recognition of an expense of $399,000 in 1997 compared to $302,000 in 1996 in stockholder notes receivable based on management's determination that the ultimate collectibility of such notes was uncertain and other declines in expenses. Total other income (expense) increased $36,000, or 92.3% in the third quarter of 1997 and $41,000 or 33.1% in the nine months ended September 30, 1997 due primarily to a $30,000 gain on the sale of marketable securities. The principal component of other income (expense) in both years ($165,000 in 1997 and $173,000 in 1996), consisted of interest accrued on notes and open accounts receivable from executive officers and directors.

     As a result of the foregoing, the Company's loss before income taxes decreased $43,000 or 10.7%, to $358,000 in the first nine months of 1997 as compared to $401,000 in 1996. After income tax provision and minority interest preferred stock dividend, the net loss applicable to common stockholders decreased $67,000 or 14.8% to $358,000 in the first nine months of 1997, or a loss of $.09 per share on a weighted average of 4,279,000 shares issued and outstanding, as compared to $450,000 in 1996, or a loss of $0.11 on a weighted average of 4,261,652 shares outstanding.

     The net loss applicable to common stockholders increased $64,000 or 58.7% to $173,000 for the three months ended September 30, 1997 or a loss of $0.04 per share as compared to $109,000 or a loss of $0.03 per share during the three months ended September 30, 1996. The increase in the loss was due to higher general and administrative expenses and by a lower gross profit on sales. These changes were caused by the same factors as discussed above with regard to the nine months ended September 30, 1997.





			      SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			      AMERICAN FINANCIAL HOLDING,
			      INC.
			      (Registrant)



     Dated:  November 14, 1997      By:  /S/ Kenton L.Stanger, President
                                   (Chief Financial and Accounting Officer)