Form 10KSB
period 1999-12-31
AMERICAN FINANCIAL HOLDING INC /DE
filed 2001-02-06
CIK 357097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number: 0-12666

                        AMERICAN FINANCIAL HOLDING, INC.
                 (Name of small business issuer in its charter)

              Delaware                               87-0458888
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

 914 Rio Virgin Drive, St. George, Utah                 84790
 (Address of principal executive offices)             (Zip Code)

    Issuer's telephone number, including area code:  (435) 674-1181
                                          Telecopy:  (435) 674-1183

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class           Name of each exchange on which registered
              None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $0.01
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  None.

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the bid and asked price of such common equity, as of December 31, 2000, was $442,734.74.

         State the number of shares outstanding as of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2000, issuer had outstanding 4,279,449 shares of its common stock, par value $0.01.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PREFACE

Special Note on Forward-Looking Statements

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). When used in this report, the words "believe," "may," "will," "should," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the future strategic plans, goals or objectives of American Financial Holding, Inc. are also forward-looking statements.

         Readers of this report are cautioned that any forward-looking statements, including those regarding American Financial Holding, Inc. or its management's intent, belief or current expectations, are not guarantees of future performance or results or events and involve risks and uncertainties, such as the ability of American Financial Holding, Inc. to obtain funds to enable it to pay ongoing general and administrative expenses, professional fees for meeting regulatory requirements, representing American Financial Holding, Inc. in pending and possible litigation and documenting business and creditor agreements, and the ability of American Financial Holding, Inc. to retain directors and officers to pursue its business notwithstanding its precarious financial condition.

         Additionally, actual results and events may differ materially from those in the forward-looking statements as a result of various factors.

         The forward-looking information is based on present circumstances and on American Financial Holding, Inc.'s predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they appear in this report. American Financial Holding, Inc. assumes no obligation to update such forward-looking statements or to update reasons that actual results could differ materially from those anticipated in such forward-looking statements.

Special Note

         This annual report on Form 10-KSB for the year ended December 31, 1999, of American Financial Holding, Inc. is being filed in January 2001, substantially after its due date. In addition, this is the first annual report on Form 10-KSB to be filed since the annual report on Form 10-KSB for the year ending December 31, 1996, which was filed in July 1997. This report should be read in conjunction with other periodic reports reporting events occurring after December 31, 1999, to be filed soon, including quarterly reports on Form 10-QSB for the fiscal quarters ended March 31, June 30, and September 30, 2000. Such other periodic reports and the information set forth therein should be read together with this annual report on Form 10-KSB, which contains information as of December 31, 1999, unless otherwise indicated.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Introduction and History

         Until late 1997, the operations of American Financial Holding, Inc. ("AFH") consisted primarily of marketing annuity and life insurance products through its wholly-owned subsidiary, Income Builders, Inc. ("Income Builders"), while it continued to seek funding for acquiring and operating an insurance company to reinsure and coinsure a portion of the products marketed by Income Builders. In late 1997, AFH agreed to transfer all of the stock of Income Builders, which markets life insurance and annuity products underwritten by other insurance providers, to Tambora Financial Corporation ("Tambora"), in exchange for $500,000 in cash and approximately 4.9 million shares of Tambora common stock. The exchange was completed on October 24, 2000. Since its inception in September 1997, Tambora has been funded through the sale of common stock, including shares sold to officers and directors of AFH. As of December 31, 2000, AFH owned approximately 30.9% of the issued and outstanding Tambora stock.

         Because of the common controlling stockholders of AFH and Tambora, the transactions between them have not been and are not the result of arm's-length negotiations and are subject to substantial conflicts of interest. See "Item 12. Certain Relationships and Related Transactions."

         Upon entering into the 1997 agreement to transfer Income Builders to Tambora, the operations of Income Builders were considered discontinued as to AFH. From October 24, 2000, AFH continues to participate in the Income Builders' business through AFH's interest in Tambora even though AFH plans to distribute its Tambora stock to the AFH stockholders and others. Tambora, through Income Builders, acts as an independent field marketing organization for LifeUSA Holding, Inc. ("LifeUSA"). Income Builders has been a leading national producer for LifeUSA for combined annuity and life premium sales in recent years. Tambora seeks to acquire, manage and fund the operations of a financial services holding company with broad-based marketing of life insurance and annuities, including the products of other insurance companies and ultimately its own products.

         In connection with AFH's acquisition of Income Builders as a wholly-owned subsidiary in 1989, AFH agreed to use its best efforts to seek additional equity financing to fund the expansion of Income Builders. AFH now proposes to implement this goal through the plan outlined below in which Tambora, of which AFH currently owns an approximately 30.9% interest, will seek funding to purchase an insurance company and AFH will distribute its Tambora stock to the AFH stockholders and others.

         When used in this report, AFH refers to AFH as well as its interest in Tambora, unless the context requires otherwise, and Tambora refers to Tambora and its wholly owned subsidiaries, Income Builders and Tambora Marketing, Inc.

AFH's Ability to Continue as a Going Concern--Shortage of Working Capital and Continuing Losses

         As of December 31, 1999, AFH had a working capital deficit of $1,719,034, no credit lines and insufficient revenue to meet its operating requirements. For the years ended December 31, 1999 and 1998, AFH suffered net losses of $311,599 and $434,079, respectively, and as of December 31, 1999, had an accumulated deficit of $9,024,943. At December 31, 1999, AFH had a stockholders' deficit of $1,718,823. Since December 31, 1999, AFH has incurred continuing losses and increases in accumulated deficit. AFH expects that it will continue to incur operating losses and that its accumulated deficit will increase. AFH has been dependent solely upon cash provided from the sale of Income Builders and loans from Tambora for funding since December 31, 1997. Tambora, in turn, relied on funds from loans from stockholders and the sale of restricted common stock. All of the foregoing raises substantial concerns respecting the ability of AFH to continue as a going concern in the absence of its ability to borrow capital from Tambora. Tambora is not obligated to advance additional funds to AFH.

         The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if AFH were unable to continue as a going concern. (See "Financial Statements: Note 8" and "Item 6: Management's Discussion and Analysis or Plan of Operation.")

Restructuring Plan

     Overview

         As noted above, in 1997, AFH agreed to sell its Income Builders marketing subsidiary to Tambora for $500,000 and the issuance of approximately
4.9 million shares of Tambora common stock. Such cash consideration has been paid and stock issued. AFH now proposes to complete this restructuring by distributing approximately 4.3 million shares of the Tambora stock received by AFH to its stockholders on an approximately one-to-one basis and transferring the additional approximately 600,000 shares to two other groups.

         There are substantial regulatory requirements that must be met before AFH can distribute the Tambora shares to AFH stockholders. AFH can provide no assurance that it can meet those regulatory requirements in a timely manner, if at all. Further, it is likely that AFH will incur substantial time and expense in its efforts to meet those regulatory requirements and distribute the Tambora shares to AFH stockholders.

         The restructuring plan was and is not the result of arm's-length negotiations and was subject to substantial conflicts of interest because of AFH's and Tambora's common controlling stockholders, directors and executive officers. See "Item 12. Certain Relationships and Related Transactions."

         Following the distribution of the Tambora stock to AFH's stockholders, AFH's current stockholders would have, in addition to their stock in AFH, shares of Tambora. Also, AFH then would have no operations or material assets and may be unable to continue. Nevertheless, AFH may seek to acquire other operations and assets, if available, in consideration of the issuance of a controlling block of common stock to the owners of assets or businesses that wish to become publicly held in a so-called "reverse acquisition."

     Background

         AFH's long-standing goal has been to leverage the insurance and annuity marketing capabilities of Income Builders by acquiring and operating a complementary insurance company that could coinsure or reinsure a portion of the insurance and annuity products sold by Income Builders. As of December 31, 1999 and 1998, Income Builders had marketing contracts with approximately 5,500 independent insurance brokers, of which approximately 1,800 to 2,000 were active brokers with repetitive annual business, generating approximately $31 million and $32 million, respectively, in annuity and insurance premiums, which generated commission revenue of approximately $3.0 million and $3.5 million respectively. During 2000, Income Builders' active brokers generated approximately $33 million in annuity and insurance premiums.

         Notwithstanding a number of attempts since 1992, AFH has been unable to finance the purchase or organization of an adequately-capitalized insurance company to implement its coinsurance or reinsurance strategy. In each instance, management of AFH believes that a major impediment to its efforts to obtain the several million dollars in equity needed to implement this strategy has been AFH's large accumulated deficit and related stockholders' deficit. As of December 31, 1999 and 1998, AFH had accumulated deficits of $9,024,943 and $8,713,344, respectively, and stockholders' deficits of $1,718,823 and $1,328,753, respectively. In addition to reflecting negatively on the financial health and stability of AFH in general, these deficits have been a barrier for AFH to meet the minimum $4.0 million in net tangible asset value requirement to have its common stock included in the Nasdaq SmallCap Market. AFH believes that this barrier has severely limited its ability to capitalize on its status as a corporation whose shares are publicly traded in obtaining needed equity. As a result of the foregoing, AFH continues to suffer shortages of working capital and cash, with its ability to obtain required capital from the sale of common stock increasingly curtailed.

         In view of the continuing inability to obtain the funding required to launch its coinsurance and reinsurance strategy within AFH, its management determined to form and fund initially a new entity separate from AFH in order to implement the restructuring plan described above. Tambora was incorporated as a Utah corporation in September 1997 by Kenton L. Stanger and funded initially by Messrs. Stanger, Raymond Punta, Tim Hansen, Ray Brown and Chelton Feeny, all of whom are directors of AFH. The founders agreed to purchase 2,900,000 shares of common stock for $145,000, of which $60,000 was collected and the remaining receivable was offset against loans from the directors. Directors of AFH loaned Tambora an aggregate of $393,823, of which $267,531 was paid directly to or in behalf of AFH to acquire Income Builders and $59,142 was paid directly to or in behalf of AFH in payment of a liability for Tambora operating expenses. Between organization and December 31, 1999, Tambora also received $451,053 from the sale of common stock to others, net of offering costs. Funds received by Tambora from the foregoing sources were used to pay Tambora's general and administrative expenses, the remaining $232,469 of cash payments for the purchase of Income Builders, and $177,380 in cash advances to AFH.

         The founders saw the organization of Tambora as a possible mechanism to begin to develop a base that could fund the purchase and capitalization of an insurance company and acquire Income Builders from AFH for cash that could be used for AFH's requirements and stock that could be distributed to AFH's stockholders. AFH and Tambora agreed to the terms of a sale of Income Builders to Tambora for $500,000, plus approximately 4.9 million shares of common stock, subject to certain adjustments, so that the Tambora stock could be distributed to the holders of AFH's outstanding stock on a one-for-one basis. The number of shares of Tambora common stock was to be increased to include the number of additional shares necessary to satisfy AFH's obligation to holders of Triad Financial Systems, Inc. preferred stock as well as 320,000 shares to permit AFH to satisfy its antidilution obligation to East Bay Trust. As a result of the sale of Income Builders, AFH received $500,000 in cash to meet ongoing general and administrative expenses, including payments to officers and directors, and reduce accounts payable that were long past due.

         By completing this transaction and the proposed distribution of Tambora stock to AFH's stockholders, AFH believes that its stockholders have an improved opportunity to participate, through their direct ownership of Tambora stock distributed to them, in the financial benefits resulting from consolidating an insurance and annuity marketing subsidiary with a coinsurance and reinsurance subsidiary. Tambora's financial statements would not reflect AFH's substantial retained earnings and stockholders' deficits, so it would not be as hampered as AFH in seeking required capital. AFH believes that the proposed distribution of the Tambora stock to AFH's stockholders, upon meeting applicable legal requirements and thereby making Tambora's stock eligible for public trading, would also improve Tambora's access to the capital markets.

         Also following the distribution, Tambora's financial statements would not report AFH's retained earnings and stockholders' deficits. AFH believes that Tambora would then be better positioned than AFH to obtain funding to purchase and capitalize an insurance company subsidiary that could coinsure or reinsure a portion of the insurance and annuity products sold by Tambora. Tambora is currently seeking to identify an insurance company that may be available for purchase and to arrange for approximately $12.0 to $15.0 million in private equity that it believes will be required. Tambora currently has not identified any specific acquisition target or entered into any agreement to obtain required funding.

         As of December 31, 2000, Tambora had approximately 15.1 million shares of common stock issued and outstanding, of which approximately 4,899,533 shares are held by AFH for distribution to its stockholders and creditors on the satisfaction of applicable legal requirements.

         With the sale of Income Builders to Tambora and the abandonment of office equipment, furniture and fixtures, AFH's sole remaining asset is its interest in Tambora. Accordingly, AFH is including the following description of Tambora's operations in order to fully disclose the status of AFH.

Tambora's Business

     Product Lines

         Tambora, through Income Builders, markets life insurance and annuity products underwritten by unrelated insurance companies. LifeUSA, however, presently underwrites most annuity products marketed by Tambora. LifeUSA currently underwrites life insurance and annuity products. Tambora primarily markets the LifeUSA Accumulator Series of annuities, the Indexed Annuity series and Universal Annuity Life products.

     Marketing

         Tambora, through Income Builders, sells life insurance and annuity products underwritten by other insurance providers exclusively through agents under an independent contractor relationship. These individuals may be agents of other life insurance companies or independent insurance brokers. The contract with Income Builders can be terminated by either party on specified notice. Income Builders does not intend to have career agents who sell life insurance exclusively for it. Relying upon independent agents allows Income Builders to expand its sales force without significant expense, but it does require that Income Builders obtain the right to market competitive products, as the independent agents customarily handle product lines of several different insurance companies. Income Builders recruits and trains the independent agents in its specific marketing approach to selling life insurance and annuities.

         As of December 1999, Income Builders had contracted over 5,500 independent contractor-agents, of which approximately 1,800 to 2,000 have repetitive annual business, with 1999 and 2000 annual premium production of approximately $31 million and $33 million, respectively.

         It is customary for insurance companies that market products through independent agents to advance to certain agents, at the time the policy is issued, a substantial portion of the first year commission payable to the agent, even if the policyholder pays the first year insurance premium in monthly installments. Annualization of the first year commissions and, in effect, prepayment of such commissions provides the agent with funds to meet current operating needs. The insurance providers that underwrite the products marketed by Income Builders typically advance up to an aggregate of 50% to 75% of the agent's first year commissions on submission of an insurance application and/or issuance of the policy. The commission advances are credited against the agent's account as policy premiums are received by the underwriter, and the agent earns the related commission. If an application for insurance is rejected or the policyholder discontinues the policy prior to the thirteenth month, an appropriate amount is charged back against the agent's account. As a consequence, Income Builders assumes certain credit risks because the selling agent could cease further sales of products marketed by Income Builders or policies could lapse before earned premiums are sufficient to pay the agent's indebtedness. Income Builders is required to repay commission advances only if the agent cannot. Historically, Income Builders has not been required to reimburse any material amount of unearned commissions.

     Regulation

         Marketing life insurance and annuity products is subject to regulation and supervision by the states in which business is transacted. The laws of the various states establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, filing premium rates on certain business, setting reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus and prescribing the maximum concentration of certain classes of investment held by insurance companies.

         Most states have also enacted legislation that regulates insurance holding company systems, including acquisitions, extraordinary and intercorporate dividends, the terms of surplus debentures, the terms of affiliated transactions and other related matters. Recently, increased scrutiny has been placed on the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. Insurance departments in the various states require insurance companies to make annual and quarterly filings. These statutory filings require classifications of investments and the establishment of mandatory reserves.

     Competition

         The insurance industry is highly competitive. Tambora is subject to intense competition in its current operations and is expected to have similar competition in the areas of its future planned expansion. There are many insurance companies offering a variety of insurance products, and in order to obtain competitive product lines, Tambora must continue to perform at a high level. Tambora is dependent on its ability to attract and retain productive, independent agents to sell its products. Tambora pays customary and competitive commissions, but competition among insurance companies is intense for independent agents with demonstrated ability. There can be no assurance that Tambora will be able to continue to attract and retain productive, independent agents.

Personnel

         During 1999, AFH had two part-time employees, both of whom are officers and directors. AFH currently has no employees. During 1999, Tambora had two part-time employees, both of whom are executive officers and directors. Currently, Tambora has three full-time employees, all of whom are officers and directors. Income Builders has two full-time employees, both of whom are officers and directors of Income Builders. In addition to its employees, Income Builders contracts with regional independent agencies and insurance salesmen on an independent contractor basis as discussed above.

                        ITEM 2. DESCRIPTION OF PROPERTY

         During 1998 and 1999, AFH rented its principal executive offices at 914 Rio Virgin Drive, St. George, Utah 84790, and additional offices at 2076 Ridgewood Way, Bountiful, Utah 84010, from Kenton L. Stanger and Raymond L. Punta, respectively, executive officers and directors, at $1,000 each per month. Since January 1, 2000, such rental expense has been assumed by Tambora.

         Tambora also rents office and clerical facilities from an unrelated party at 7272 Wisconsin Avenue, Suite 300, Bethesda, Maryland 20814, for approximately $2,000 per month.

         The operations of Income Builders are conducted from approximately 2,000 square feet of office space located at 42 East Claybourne Avenue, Salt Lake City, Utah 84115, that is rented on a month-to-month basis, from an unrelated party at $1,480 per month.

                           ITEM 3. LEGAL PROCEEDINGS

         AFH is not a party to any material legal proceedings except as noted below, and no such proceedings have been threatened by or, to the best of its knowledge, against it.

         On October 9, 1996, AFH was advised by the Enforcement Division of the Securities and Exchange Commission (the "SEC") that it was considering recommending that the SEC bring an enforcement action, which could include a civil penalty, against AFH in the U.S. District Court for failing to file timely periodic reports in violation of Section 13(a) of the Exchange Act and the rules promulgated thereunder.

         In October 1996, AFH also received a request for the voluntary production of information to the Enforcement Division of the SEC related to the resignation of Coopers & Lybrand LLP, the termination of Arthur Andersen LLP, the appointment of Jones, Jensen & Company as AFH's independent public accountants and the reasons therefore. In addition, AFH was requested to provide certain information respecting its previous sales of securities. AFH cooperated in providing information in response to these inquiries in early 1997. AFH has not been advised of the outcome of the foregoing.

         On December 20, 1999, Robert M. Bridge filed suit against AFH in the Third District Court in Salt Lake County, Utah, styled Bridge v. American Financial Holding, Inc., Triad Financial Systems, Inc., Raymond L. Punta and Kenton L. Stanger (Civil No. 990912544). Mr. Bridge's complaint alleges that he is entitled to the return of a $100,000 investment made in 1993, in which he purchased AFH's stock in anticipation of the acquisition of an insurance company, plus interest, costs and attorney's fees. The complaint alleges claims for breach of contract, fraud and misrepresentation, and claims for a "guarantee" against Messrs. Punta and Stanger. AFH has answered the complaint, denying its material allegations and raising several affirmative defenses, including the applicable statutes of limitation. AFH intends to vigorously defend this matter, asserting, among other defenses, that at times the plaintiff could have sold his stock at a multiple of his purchase price. Discovery has commenced but is in its early stages. No trial date has been set.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         AFH did not hold a meeting of its stockholders during the year ending December 31, 1999, nor were any matters submitted to a vote of AFH's stockholders.

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

         There has been little established, consistent trading market for AFH's common stock during significant portions of the preceding two years.

         The common stock of AFH was listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. system ("EBB") until August 3, 1999, and has been quoted on the Pink Sheets under the symbol "ANFH" thereafter. Quotations have been published only intermittently. The trading volume of the common stock of AFH is limited, creating significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. Consequently, the price of the common stock in the trading market fluctuates dramatically over short periods as a result of factors unrelated to the business activities of AFH.

         The following table sets forth the high and low closing bid quotations for AFH's common stock as reported on the EBB or the Pink Sheets, as the case may be, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions):

                                                        High           Low
     2000
       First quarter........................            $0.51         $0.06
       Second quarter.......................             0.70          0.15
       Third quarter........................             0.46          0.12
       Fourth quarter.......................             0.42          0.12
     1999
       First quarter........................             0.45          0.32
       Second quarter.......................             0.70          0.10
       Third quarter........................             0.10          0.01
       Fourth quarter.......................             0.22          0.01
     1998
       First quarter........................             0.70          0.30
       Second quarter.......................             0.14          0.03
       Third quarter........................             0.24          0.031
       Fourth quarter.......................             0.115         0.032

         Because of the lack of specific transaction information and AFH's belief that quotations are particularly sensitive to actual or anticipated volume of supply and demand, AFH does not believe that quotations are reliable indicators of a viable trading market for AFH's common stock. In this limited market, brokers typically publish no fixed quotations to purchase a minimum number of shares at a published price, but express a willingness to buy or sell the stock and from time to time complete transactions in the securities at negotiated prices. As of December 31, 2000, AFH's common stock was quoted, subject to the foregoing limitations and qualifications, at $0.14 bid, $0.40 asked. The foregoing quotation does not reflect dealer mark-ups, markdowns, brokerage commissions or other charges and does not reflect actual transactions.

         As of December 31, 2000, there were 4,279,449 shares of common stock issued and outstanding held by approximately 653 stockholders.

         AFH has not paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future.

         The SEC has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq or that do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2,000,000 or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons who acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AFH's Ability to Continue as a Going Concern--Shortage of Working Capital and Continuing Losses

         AFH has extremely limited working capital, no credit lines and insufficient revenue to meet its operating requirements. For the years ended December 31, 1999 and 1998, AFH suffered net losses of $311,599 and $434,079, respectively, and as of December 31, 1999, had an accumulated deficit of $9,024,943. At December 31, 1999, AFH had a stockholders' deficit of $1,718,823. AFH expects that it will continue to incur operating losses and that its accumulated deficit will increase. All of the foregoing raise substantial concerns respecting the ability of AFH to continue as a going concern.

         The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if AFH were unable to continue as a going concern. (See "Financial Statements: Note 8.")

Liquidity and Capital Resources

         AFH's cash requirements for 1999 and 1998 were provided by $271,235 and $206,585, respectively, in loans from Tambora and AFH officers. For the year ended December 31, 1999, AFH experienced negative cash flow from operating activities of $270,866, compared with negative cash flow from operating activities of $206,958 in 1998.

         At December 31, 1999, AFH had notes and open accounts receivable of $3,944,136 due from officers, directors and stockholders of AFH, including $977,631 of accrued interest. The loans were initially made as unsecured advances with no due dates specified. On March 31, 1992, all advances were converted to promissory notes that bear interest at 8% and are due on demand. The promissory notes have been amended for additional advances and accrued interest through December 31, 1999. Approximately 100,000 shares of common stock of AFH are pledged as partial collateral for all except one of the notes. Additional advances subsequent to December 31, 1995, were made on an open account basis.

         Management has reviewed the ultimate collectibility of certain of the stockholders' notes receivable and recorded a reserve against those portions of the stockholders' notes receivable that have not previously been expensed for financial reporting purposes. For financial reporting purposes, the remaining $392,049 and $360,354 of the notes receivable in 1999 and 1998 have been expensed, respectively, as compensation to officers and directors. However, these individuals remain obligated under the promissory notes to repay the entire stated principal of the loans. At the end of 2000, AFH agreed to transfer these officer and director notes receivable as discussed below.

         During the years ended December 31, 1999 and 1998, AFH recognized $216,853 and $203,857 respectively, of interest income related to these notes receivable. The interest income was not paid by the stockholders but was added to the balance of the notes receivable. (See "Financial Statements: Note 6.")

         AFH does not expect that payments under these notes will provide capital during the next 12 months.

Capital Requirements

         With the sale of Income Builders to Tambora and the related termination of AFH's principal activities, AFH's capital requirements have been reduced to those required to pay past due liabilities and general and administrative fees associated with maintaining its corporate good standing, completing periodic reports filed with regulatory authorities under federal securities laws and furnished to stockholders, defending pending litigation and responding to any resulting settlement or award and seeking, reviewing, documenting and completing a possible transaction with another company in order to reactivate AFH.

         In addition to funds required to satisfy past due accounts payable, AFH will require at least $50,000 to $100,000 during the next twelve months to complete required accounting and auditing work, complete reports to regulatory authorities and stockholders, defend pending litigation and related matters to maintain its corporate good standing. Additional amounts would be required if the pending litigation results in an award or settlement in favor of the plaintiff. AFH has no funds with which to pay these amounts, but will depend primarily on the sale of additional securities for such funding. AFH cannot assure it will be able to obtain required funding or that it will be able to continue. AFH does not believe that its principal, nonliquid assets, its stock in Tambora to be distributed to AFH stockholders and others and its notes receivable from officers, directors and others are readily convertible to cash to satisfy claims of creditors.

         Net liabilities of discontinued operations of $271,569 and $500,000 of the payable to a related party were relieved in October 2000 upon the transfer of Income Builders to Tambora. AFH plans to settle the payable to Triad Financial Systems, Inc. owners and related interest totaling $363,976 by the distribution of 300,084 shares of Tambora common stock to the Triad Financial Systems, Inc. owners. AFH plans to obtain additional capital from the issuance of common stock. Although there can be no assurance that additional capital will be obtained, AFH plans to settle accounts payable, the payable to officers and the remaining balance of the payable to a related party with any proceeds received.

Results of Discontinued Operations

         Income Builders' commission revenue for the year ended December 31, 1999, decreased $428,402, or 12.4%, to $3,021,424 from $3,449,826 during 1998.
The 1999 decrease is due to a reduction in business sold and a different product mix between the years 1998 and 1999. Commission expense decreased $376,647, or 12.9%, to $2,535,612 in 1999, as compared to $2,912,259 in 1998. This fluctuation reflects ordinary variations in the commission schedule of various products, the age and other demographics of policy purchasers, the size of individual annuity and insurance policies sold, the commission schedules of the individual insurance agents selling particular policies and similar factors, which will likely continue to fluctuate in the future.

         Gross profit of $485,812 in 1999, or 16.1% of commission revenue, is a decrease from the $537,567 in gross profit in 1998, equivalent to 15.6% of commission revenue. This decrease in gross profit in 1999 is due to the foregoing factors and may not be indicative of the gross profit that may be expected in future periods.

         General and administrative expenses increased $237,295, or 35.6%, to $903,464 in 1999, as compared to $666,169 a year earlier. Total other income (expense) increased $515,125, or seven and one-half times, in 1999 to $583,855, as compared to $68,730 in 1998.

         As a result of the foregoing, Income Builders' income before income taxes increased $226,075 to $166,203 in 1999, as compared to a loss of $59,872 in 1998.

                          ITEM 7. FINANCIAL STATEMENTS

         The financial statements of AFH, including the required independent auditors' report, are included following a table of contents beginning immediately following the signature page to this report.

                   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 27, 2000, the board of directors of AFH determined not to engage Jones Jensen & Co. ("Jones Jensen"), Salt Lake City, Utah, as AFH's principal accountant to audit and report on AFH's financial statements for the years ended December 31, 1998 and 1999. Jones Jensen's inability to meet AFH's unexpectedly short and rigid timelines was the reason for the change.

         AFH's financial statements for the calendar year ended December 31, 1997, have not been audited, and Jones Jensen was not retained by AFH to audit the 1998 and 1999 financial statements.

         The report of Jones Jensen on AFH's financial statements consisting of consolidated balance sheets as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles; however, the accountant's report for the December 31, 1996 and 1995, financial statements did contain an explanatory paragraph that indicates there is doubt as to AFH's ability to continue as a going concern.

         In connection with AFH's two most recent fiscal year audits and any subsequent interim period preceding the dismissal of Jones Jensen, there were no disagreements with Jones Jensen or reportable events on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In connection with its audit of AFH's 1996 financial statements, Jones Jensen noted no matters involving the internal control structure and its operations that it considered to be material weaknesses.

         Jones Jensen has provided a letter to the SEC indicating that it did not disagree with the above statements.

         On April 27, 2000, the board of directors of AFH approved the engagement of Robison Hill & Company ("Robison"), Salt Lake City, Utah, as independent accountants and auditors to report on AFH's financial statements for the years ended December 31, 1998 and 1999.

         No consultations occurred between AFH and Robison during the two most recent fiscal years and any subsequent interim period prior to Robison's appointment regarding either (a) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on AFH's financial statements or other information provided that was considered by AFH in reaching a decision as to an accounting, auditing or financial reporting issue, or (b) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

                                    PART III

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

         The directors and executive officers of AFH are as follows:

      Name                 Age                          Office
-------------------        ---      --------------------------------------------
Kenton L. Stanger          67       Chief Executive Officer, President, Director
Raymond L. Punta           50       Executive Vice President, Director
Chelton S. Feeny           77       Director
Ray P. Brown               56       Executive Vice President-Marketing, Director
Tim L. Hansen              51       Executive Vice President-Marketing, Director

         Directors are elected at the annual stockholders' meeting of AFH to serve for a period of one year and until their successors are elected and qualified. Officers serve at the pleasure of the board of directors.

         Kenton L. Stanger has served as Chairman of the Board, President and Chief Executive Officer of AFH since 1988 and Chairman of the Board and Chief Executive Officer of Tambora since 1997. From 1986 to 1988, he was President of American Financial Marketing, Inc., which was acquired by AFH in 1988. From 1969 to 1986, Mr. Stanger was Chairman, President and Chief Executive Officer of Balanced Security Corporation, a financial services holding company that owned its own life insurance and annuity marketing company, and an insurance-related audio/visual production company. During 1985, he also served as a director for Service Life Insurance Company. From 1965 to 1969, he was President and Chief Executive Officer of Sentinel's Southern Agency Corporation. Mr. Stanger was the District Sales Manager for Country Mutual Life and Farm Bureau Insurance Companies from 1958 to 1965. Mr. Stanger is the father-in-law of Raymond L. Punta.

         Raymond L. Punta has served as Executive Vice President and a director of AFH from 1989 through the present and President and a director of Tambora since 1997. From 1988 through 1989, Mr. Punta was a co-owner of American Safety Products, an entity that marketed Halon fire extinguishers, door entry systems and other commercial and residential safety products. Mr. Punta was a national sales trainer for Novar Corporation, Barberton, Ohio, from 1984 to 1988. From 1973 to 1984, Mr. Punta served as a law enforcement officer with the San Joaquin County Sheriff's Department and the Lodi Police Department, both in California. Mr. Punta is the son-in-law of Mr. Stanger.

         Chelton S. Feeny has served as a director of AFH from 1988 through the present and a director of Tambora since 1997. Dr. Feeny was engaged in the practice of medicine between 1959 and 1988 in Ogden, Utah. From 1989 until 1995, he was employed by the Veterans Administration Regional Office in Anchorage, Alaska. He retired in 1995 and currently serves as a member of the Finance Committee of the Ogden Surgical Society.

         Ray P. Brown has served as Executive Vice President-Marketing and a director of AFH since 1989 and a director and Executive Vice President of Tambora since 1997. In 1987, Mr. Brown, in conjunction with Mr. Hansen, formed Income Builders, Inc., a field marketing organization to sell life insurance and annuity products offered by LifeUSA. In 1989, Messrs. Brown and Hansen exchanged their shares of Income Builders for shares of AFH, and Income Builders became a wholly-owned subsidiary of AFH. Mr. Brown has been active in the insurance industry since 1972.

         Tim L. Hansen has served as Executive Vice President-Marketing and a director of AFH since 1989 and a director and Executive Vice President of Tambora since 1997. In 1987, Mr. Hansen, in conjunction with Mr. Brown, formed Income Builders, Inc., a field marketing organization to sell life insurance and annuity products offered by LifeUSA. In 1989, Messrs. Hansen and Brown exchanged their shares of Income Builders for shares of AFH, and Income Builders became a wholly-owned subsidiary of AFH. Mr. Hansen has been active in the insurance industry since 1973.

Board Meetings and Committees

         Members of the board of directors discussed various business matters informally on numerous occasions throughout the year. No formal actions were taken by vote in board meetings that occurred throughout the year or by unanimous consent during 1999. Directors who are employees of AFH received no compensation for services as directors.

         The board of directors has no standing audit or compensation committees.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to AFH during or respecting its last fiscal year ended December 31, 1999, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of AFH or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by
Section 16(a) of the Exchange Act during the most recently-completed, full fiscal year or prior fiscal year, except as noted in previous reports on Form 10-K and Form 10-KSB and for the failures of (a) Kenton L. Stanger to report his indirect acquisition of 42,118 shares of common stock resulting from purchases by his wife; (b) Raymond L. Punta to report his deemed termination of beneficial ownership of 158,585 shares no longer beneficially owned by his wife, and (c) Kenton L. Stanger, Tim L. Hansen, Ray P. Brown and Raymond L. Punta to report the expiration of options to purchase 75,000 shares of common stock each.

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for each of the last three fiscal years in the period ending December 31, 1999, cash compensation received by any person serving as chief executive officer of AFH during the last preceding fiscal year and any of the three remaining most highly-compensated, other executive officers whose salary and bonus for all services in all capacities exceeded $100,000 for the most recent fiscal year:

                                        Summary Compensation Table

                                                                          Long Term Compensation
                                                                    ------------------------------------
                                       Annual Compensation                  Awards            Payouts
                               ------------------------------------ ------------------------ -----------
         (a)            (b)        (c)         (d)         (e)          (f)         (g)         (h)          (i)
                                                          Other                    Securities                 All
                                                          Annual      Restricted   Underlying                Other
                                                          Compen-       Stock      Options/      LTIP       Compen-
     Name and                                             sation       Award(s)      SARs        Payouts    sation
Principal Position      Year   Salary ($)    Bonus ($)     ($)(1)         ($)        (#)(2)       ($)        ($)(2)
------------------      ----   ----------   ----------  ----------     ---------   ----------  ---------  ---------
Kenton L. Stanger       1999           --           --   $  82,675          --           --          --   $   4,613
  CEO, President,       1998           --           --      67,398          --           --          --       6,934
  Director              1997           --           --     125,922          --           --          --       7,766

Tim L. Hansen           1999     $207,816     $ 50,005   $  31,520          --           --    $144,928    $176,717
  VP-Marketing,         1998      193,938       53,000      31,520          --           --          --      21,972
  Director              1997      202,910      131,338      67,936          --           --          --      15,169

Ray P. Brown            1999     $191,097     $ 50,005   $  32,831          --           --    $144,928    $171,996
  VP-Marketing,         1998      210,094       53,000      32,831          --           --          --      15,453
  Director              1997      221,853       56,798      70,626          --           --          --      13,579

Raymond L. Punta        1999           --           --   $  92,771          --           --          --   $   4,775
  Executive VP          1998           --           --      89,099          --           --          --       6,934
  Director              1997           --           --     148,569          --           --          --       7,766
--------------------------

(1) During the years indicated, AFH made personal loans to the four named executive officers and directors in the amounts set forth as "Other Annual Compensation," which includes interest accrued during the year on the unpaid balance of amounts previously outstanding. Such amounts included cash advances, as well as reimbursements, for personal use AFH automobiles and other items. (See "Item 12. Certain Relationships and Related Transactions.") Further, such amounts are treated as compensation for purposes of this table, but remain an obligation payable by such persons. (See Financial Statements: Note 9.) AFH will offset against the amounts payable to it by such officers and directors documented expenses paid by such officers and directors from their own funds on behalf of AFH.
(2) Consists of personal use of automobile and related insurance and other expense, plus, in the case of Tim L. Hansen and Ray P. Brown, contributions of $144,928 each to a defined benefit pension plan during 1999.

         No options and SARs were granted or exercised during the last completed fiscal year by any executive officer named in the Summary Compensation Table above.

Employee Agreements and Benefits

         During 2000, Kenton L. Stanger and Raymond L. Punta did not receive compensation from AFH. Tim L. Hansen and Ray P. Brown received compensation from Income Builders, the discontinued operation that has been acquired by Tambora, as discussed elsewhere in this report.

         AFH reimburses its directors for costs of attending meetings of the board of directors but does not otherwise compensate its directors.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

         The table below sets forth information as to each person who owned of record or was known by AFH to own beneficially more than 5% of the 4,279,449 shares of issued and outstanding common stock of AFH as of December 31, 2000, and information as to the ownership of AFH's common stock by each of its directors and by its officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them:

                                                            Nature of            Number of
                    Beneficial Owners                       Ownership           Shares Owned          Percent
      -----------------------------------------------    ----------------    -------------------    ------------
      Principal Stockholders:

      Kenton L. Stanger...........................           Indirect(1)            242,118             5.7
            914 Rio Virgin Drive
            St. George, Utah 84790
      Tim L. Hansen...............................           Direct                 191,826             4.5
            42 East Claybourne Avenue                        Indirect(2)             50,272             1.2
            Salt Lake City, Utah 84115                                             --------         -------
                                                             Total                  242,098             5.7
                                                                                    -------

      Ray P. Brown................................           Direct                 174,824             4.1
            42 East Claybourne Avenue                        Indirect(2)             67,002             1.6
            Salt Lake City, Utah 84115                                             --------         -------
                                                             Total                  241,826             5.7

      Raymond L. Punta............................           Direct                 125,000             2.9
            2076 Ridgewood Way                               Indirect(3)             59,994             1.4
            Bountiful, UT 84010                                                    --------         -------
                                                             Total                  184,994             4.3

      Chelton S. Feeny............................           Direct                  98,500             2.3
            2925 DeBarr Street                               Indirect(4)            107,522             2.5
            VARO-11A                                                                -------         -------
            Anchorage, Alaska 99508                          Total                  206,022             4.8


      Directors:

      Kenton L. Stanger                                  - - - - - - - - - - - - - - See Above - - - - - - - -
      Tim L. Hansen                                      - - - - - - - - - - - - - - See Above - - - - - - - -
      Ray P. Brown                                       - - - - - - - - - - - - - - See Above - - - - - - - -
      Raymond L. Punta                                   - - - - - - - - - - - - - - See Above - - - - - - - -
      Chelton S. Feeny                                   - - - - - - - - - - - - - - See Above - - - - - - - - -

      All Directors and Executive Officers, as a             Direct                 590,150            13.8
        Group (5 Persons):                                   Indirect               526,908            12.3
                                                                                 ----------         -------
                                                             Total                1,117,058            26.1
--------------------

(1) Mr. Stanger is deemed to share voting and dispositive power over 175,000 shares owned by San Joaquin Trust, 25,000 shares owned by Debt Reduction Trust and 42,118 shares owned by his wife. The 25,000 shares held by Debt Reduction Trust have been pledged to secure AFH's loans made to certain officers and directors. (See "Item 12. Certain Relationships and Related Transactions.")
(2)  Represents shares held by self-directed retirement account.
(3)  Consists of  59,994 shares owned by Mr. Punta's wife.
(4)  Represents shares held by his trust.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain AFH Loans

         During 1999 and 1998, AFH has continued the practice of making certain personal loans to present and/or former officers and directors in lieu of paying salaries. During 1999 and 1998, funds for these loans were derived from funds provided by Tambora as payments on the purchase of Income Builders and additional advances. In previous years, these loans were funded through the sale of common stock of AFH as discussed below. During 1991, AFH sold common stock pursuant to an understanding with a trust to contribute back to AFH the number of shares necessary to raise the funds required. The proceeds from the sale of such shares were used for loans rather than salaries to officers.

         At December 31, 1999, AFH had notes and open accounts receivable of $3,944,136 due from officers, directors, and stockholders of AFH. These loans are currently evidenced by promissory notes dated December 31, 1995, bearing interest at 8% per annum, and are due and payable 30 days following demand.

         Set forth below is the name of each such borrower and the outstanding balance, including accrued interest, as of the dates indicated:

                                                           Balance Outstanding December 31,
                                              ------------------------------------------------------------
                        Name                         2000                1999                 1998
         ------------------------------------ ------------------- -------------------- -------------------
         Kenton L. Stanger..................       $1,586,777          $1,497,093          $1,310,782
         Tim L. Hansen......................               --             532,503             557,776
         Ray P. Brown.......................               --             541,714             572,189
         Raymond L. Punta...................        1,351,227           1,273,135           1,091,344
         Others.............................          104,883              99,691              94,494
                                              ------------------- -------------------- -------------------
              Totals........................       $3,042,887          $3,944,136          $3,626,585
                                              =================== ==================== ===================

         Management has reviewed the ultimate collectibility of the stockholders' notes receivable and recorded a reserve in the full principal amount of the notes plus accrued interest for financial reporting purposes. AFH has expensed for financial reporting purposes $392,049 and $360,354 in the years ended December 31, 1999 and 1998, respectively. However, these individuals are obligated under the promissory notes to repay the entire stated principal of the loans.

         During the years ended December 31, 1999 and 1998, AFH recognized $216,853 and $203,857 respectively, of interest income related to these notes receivable. Of these amounts, $64,351 and $64,351 represented interest income from receivables from officers of Income Builders. The interest income was not paid by the stockholders, but was added to the balance of the notes receivable.

         In January 2001, AFH assigned all of the foregoing amounts receivable with aggregate principal and accrued interest of $3,042,887.08 to Debt Reduction Trust in consideration of such trust's assumption of any and all liabilities for withholding taxes or other payroll burdens due federal or state authorities relating to the characterization of any of the amounts paid to the obligors as compensation and such trust's agreement to indemnify AFH and hold it harmless from and against any related loss. Debt Reduction Trust is an irrevocable trust created by Kenton L. Stanger. The sole trustee of Debt Reduction Trust is currently Chelton Feeny, a director, and the beneficiaries are Mr. Stanger's wife or estate. Other than the obligations assigned to Debt Reduction Trust as noted above, the trust's only asset is 25,000 shares of AFH common stock.

Tambora

     Organization

         Tambora was incorporated as a Utah corporation in September 1997, by Kenton L. Stanger and funded initially by Messrs. Stanger, Raymond Punta, Tim Hansen, Ray Brown and Chelton Feeny, all of whom are directors of AFH, who together originally agreed to purchase 2,900,000 shares of common stock for $145,000, or an average price of $0.05 per share. Shares were issued as the subscriptions were paid. Thereafter, certain officers and directors agreed to purchase additional shares. In addition, Kenton L. Stanger, a director of AFH, loaned Tambora an aggregate of $308,823 through December 31, 1999. The following table details these transactions:

                                                 Common Stock Subscriptions
-----------------------------------------------------------------------------------------------------------------
                                                               Subscription Paid During
                           -----------------------------------------------------------------------
          Name             No. of Shares   Amount      1997       1998       1999         2000         Loan
-------------------------- ------------------------------------ ---------- ----------  ----------- --------------
Kenton L. Stanger(1).....     1,100,000    $  85,000   $31,200   $  16,250 $  37,500   $      --       $308,823(2)
Raymond L. Punta(3)......       634,833        1,742        --          --     1,742          --             --
Tim L. Hansen............       845,000       63,500        --      30,000    23,500      10,000             --
Ray P. Brown.............       845,000       63,500        --      25,000    28,500      10,000             --
Chelton S. Feeny(4)......     1,264,290      103,928        --      85,928    15,000       3,000             --
                           --------------------------------------------------------------------------------------
     Total...............                              $31,200    $157,178  $106,292     $23,000       $308,823
                           ======================================================================================

(1) Mr. Stanger paid for his shares by crediting amounts due him under a promissory note for cash payments to or on behalf of AFH or Tambora. The resulting $308,823 by which the notes payable to Mr. Stanger exceeded the amounts credited against his stock purchases as of December 31, 1999, bear interest at the rate of 18% per annum and are due on demand. See "Director Loan" below.
(2) Mr. Stanger, an executive officer and director of both AFH and Tambora, made payments to or on behalf of Tambora of $215,551, $103,430 and $74,842 in 1997, 1998 and 1999, respectively. During 1997, 1998 and
         1999, $31,200, $16,250 and $37,550 of the notes payable to Mr. Stanger were offset against amounts payable by Mr. Stanger to Tambora for his subscription for an aggregate of 1,100,000 shares of common stock in Tambora at organization in September 1997. As of December 31, 1999, the notes payable to Mr. Stanger exceeded the amounts credited against his stock purchases by $308,823, bear interest at the rate of 18% per annum and are due on demand.
(3) Mr. Punta paid $1,741.65 in cash and cancelled $30,000 in amounts due him for the rent of office facilities in his home. Excludes outstanding shares Mr. Punta sold to others.
(4) Includes 5,000 shares issued for services and 250,000 shares issued in consideration of $25,000. Excludes outstanding shares Dr. Feeny purchased from other stockholders.

     Sale of Income Builders to Tambora

         Following the organization of Tambora in September 1997, AFH agreed to sell Income Builders to Tambora in consideration of $500,000 in cash and the issuance to AFH of an aggregate of 4,899,533 shares of Tambora common stock as follows:

                  (a) 4,279,449 shares to be distributed to AFH's stockholders at the rate of one share of Tambora stock for each share of AFH stock held;

                  (b) 320,000 shares to satisfy AFH's antidilution obligation to East Bay Trust in connection with funding provided by it prior to December 31, 1997; and

                  (c) 300,084 shares in order for AFH to offer shares in Tambora to certain unaffiliated persons who had invested $300,084 in preferred stock of Triad Financial Systems, Inc., a previous subsidiary of AFH. Triad Financial Systems, Inc. was unsuccessful in obtaining the capital required to implement its business plan and has been dissolved. Such 300,084 shares will be distributed to such former investors in Triad Financial Systems, Inc. in satisfaction of their right to convert Triad Financial Systems, Inc. preferred stock into AFH common stock.

         Subject to satisfying applicable regulatory requirements, AFH intends to distribute all of the shares of Tambora stock to the above groups in the amounts indicated. AFH proposes to file a registration statement under the Securities Act covering the foregoing transactions.

     Sale of Common Stock

         Including the sale of common stock to Messrs. Stanger, Punta, Hansen, Brown and Feeny on organization of Tambora, as noted above, between its organization and December 31, 1999, Tambora received subscriptions for the purchase of an aggregate of 5,050,956 shares for $584,608, or an average price of $0.12 per share. In addition, during 2000, Tambora received subscriptions for 615,648 additional shares for an aggregate of $638,722, for an average price of $1.03. Tambora also issued 1,165,000 shares for services between inception and December 31, 2000. Tambora is currently seeking additional private equity through the sale of common stock. Tambora stock was issued to subscribers as their subscriptions were paid.

         The following table shows the stock of Tambora owned by the AFH officers and directors and other stockholders as of the dates indicated:

                                                                As of December 31,
                               --------------------------------------------------------------------------------------
                                      1997                  1998                 1999                  2000
                               -------------------- --------------------- -------------------- ----------------------
              Name              Number    Percentage  Number    Percentage Number    Percentage  Number    Percentage
   --------------------------- ---------- --------- ----------- --------- ---------- --------- ----------------------
   AFH Executive Officers        2,900,000    89.0%  4,014,294     69.5%   4,663,771    54.4%   4,663,771     30.9%
     and Directors...........
   Other Tambora                   360,000    11.0   1,761,662     30.5    3,912,185    45.6%  10,440,514     69.1
     Stockholders............  ---------- --------- ----------- --------- ---------- --------- ----------------------
       Total.................    3,260,000   100.0%  5,775,956    100.0%   8,575,956   100.0%  15,104,285    100.0%
                               ========== ========= =========== ========= ========== ========= ======================

         The following table shows the stock ownership of the officers and directors of AFH in AFH and Tambora as of December 31, 2000, and the anticipated ownership of the officers and directors of AFH in Tambora after giving effect to the proposed distribution of Tambora stock to AFH stockholders:

                                                                                                    Tambora
                                                                                                    (after
                                                    AFH                    Tambora             distribution)(1)
                                           ----------------------- ------------------------ ------------------------
                    Name                     Number     Percentage    Number    Percentage    Number     Percentage
     ------------------------------------  ------------ ---------- ------------------------ ------------ -----------
     Kenton L. Stanger.................         242,098      5.7%    1,100,000       7.3%      1,342,098      8.9%
     Raymond L. Punta..................         184,994      4.3       619,833       4.1         804,827      5.3
     Tim L. Hansen.....................         242,098      5.7       845,000       5.6       1,087,098      7.2
     Ray P. Brown......................         241,826      5.7       845,000       5.6       1,086,826      7.2
     Chelton S. Feeny..................         206,022      4.8     1,253,938       8.3       1,459,960      9.7
                                           ------------ ---------- ------------------------ ------------ -----------
     Officers and Directors,
       as a Group......................       1,117,038     26.1%    4,663,771      30.9       5,780,809     38.3%
                                           ============ ========== ======================== ============ ===========
         Total Outstanding.............       4,279,449             15,104,285                15,104,285
                                           ============            =============            ============

(1) Includes shares to be distributed, subject to satisfying certain regulatory requirements.
(2) Does not reflect the extent to which the "other stockholders" may own stock of both AFH and Tambora.

Director Loan

         AFH owes Kenton L. Stanger, an officer and director, $18,865 for a cash loan to AFH during 2000.

Tambora Advances to AFH

         In addition to Tambora's payment of $500,000 to AFH as partial consideration of the purchase of Income Builders, Tambora has advanced $177,380 to AFH for payment of general and administrative expenses, including amounts paid to executive officers and directors. Such amount is repayable by AFH to Tambora under the terms of a promissory note bearing interest at 18% and due and payable out of the first net proceeds received by AFH from the sale of common stock, but in any event on or before December 31, 2002.

Income Builders Payable to Officers and Directors of Income Builders

         Income Builders owed Tim L. Hansen and Ray P. Brown, officers of Income Builders, $340,204 at December 31, 1999, payable on demand. Of the $340,204 payable, $240,194 bears an interest rate of 50% and $100,010 is a bonus payable. It is management's intent to accrue interest on the $240,194 payable at 50% and offset this accrued interest against the $1,074,219 stockholders' receivable, until the receivable is reduced to $240,194, at which time this payable will be used to offset the receivable from the officers of Income Builders. These loans were included in the assets and liabilities of Income Builders when it was sold to Tambora.

Conflicts of Interest

         AFH and Tambora have been and will continue to be subject to significant conflicts of interest as a result of their common controlling stockholders, executive officers and directors. Notwithstanding these conflicts of interest, such persons, acting both for themselves and as executive officers, directors and stockholders of AFH or Tambora, have determined:

o the terms of their compensation from AFH, including the amount and manner of payment;
o whether or not AFH could demand and pursue payment of the outstanding loans due AFH from such executive officers and directors;
o whether or not AFH would pay amounts due officers and directors notwithstanding the failure of such officers and directors to pay amounts due AFH;
o the terms on which such persons purchased stock from Tambora upon its organization;
o        the terms on which Tambora sold stock to other investors;
o        the terms on which AFH sold Income Builders to Tambora; and
o        the terms on which AFH is required to repay loans to Tambora.

         There can be no assurance that any conflict of interest will be resolved in favor of AFH or its stockholders. AFH has not adopted any policies respecting the resolution of conflicts of interest that may arise.

                                     PART IV

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are included as part of this report at the location indicated:

                          SEC
    Exhibit            Reference
     Number              Number                            Title of Document                             Location
-----------------    ---------------    ---------------------------------------------------------    -----------------
Item 2                                  Plan of Acquisition, Reorganization, Arrangement,
                                        Liquidation or Succession
-----------------    ---------------    ---------------------------------------------------------    -----------------
2.01                       2            Deal Memorandum dated as of September 25, 1997,              This filing
                                        relating to the sale of Income Builders, Inc. to
                                        Tambora Financial Corporation

Item 3                                  Articles of Incorporation and Bylaws
-----------------    ---------------    ---------------------------------------------------------    -----------------
3.01                       3            Certificate of Incorporation                                 Incorporated by
                                                                                                         Reference(1)

3.02                       3            Bylaws                                                       Incorporated by
                                                                                                         Reference(1)

Item 10                                 Material Contracts
-----------------    ---------------    ---------------------------------------------------------    -----------------
10.01                      10           Agent Agreement between LifeUSA Insurance Company and        Incorporated by
                                        Income Builders, Inc.; also constitutes form of                  Reference(1)
                                        agreement used for each independent agent
10.02                      10           Form of Secured Promissory Note of certain directors of      Incorporated by
                                        American Financial Holding, Inc. and related schedule,           Reference(3)
                                        dated as of December 31, 1995*

10.03                      10           Promissory Note in the amount of $177,380 effective as       This filing
                                        of December 31, 1999, payable by American Financial
                                        Holding, Inc. to Tambora Financial Corporation

10.04                      10           Assignment Agreement effective as of December 31, 2000,      This filing
                                        relating to the assignment of certain obligations by
                                        American Financial Holding, Inc. to Debt Reduction Trust

10.05                      10           Forms of indemnification agreements with directors,          This filing
                                        with related schedule

Item 16                                 Letter on Change in Certifying Accountant
-----------------    ---------------    ---------------------------------------------------------    -----------------
16.01                      16           Letter from Jones, Jensen & Co., L.L.C. dated May 15,        Incorporated by
                                        2000                                                             Reference(2)
-------------------------

(1) Previously filed as exhibits to AFH's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
(2) Previously filed as an exhibit to AFH's current report on Form 8-K/A dated May 18, 2000.
(3) Previously filed as exhibits to AFH's Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference.

* Identifies management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)      Reports on Form 8-K:

         AFH did not file a report on Form 8-K during the year ending December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, AFH caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                               AMERICAN FINANCIAL HOLDING, INC.


Date: February 2, 2001                         By /s/ Kenton L. Stanger
                                                  -----------------------------
                                                  (Principal Executive and
                                                  Principal Financial and
                                                  Accounting Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of AFH and in the capacities and on the dates indicated.

Date: February 5, 2001                      /s/ Kenton L. Stanger
                                            -------------------------------
                                            Kenton L. Stanger, Director



Date: February 2, 2001                      /s/ Raymond L. Punta
                                            -------------------------------
                                            Raymond L. Punta, Director



Date: February 5, 2001                      /s/ Ray P. Brown
                                            -------------------------------
                                            Ray P. Brown, Director



Date: January 17, 2001                      /s/ Chelton S. Feeny
                                            -------------------------------
                                            Chelton S. Feeny, Director



Date: February 5, 2001                      /s/ Tim L. Hansen
                                            -------------------------------
                                            Tim L. Hansen, Director

                          Index to Financial Statements

                                                                           Page

American Financial Holding, Inc. and Subsidiary
         Independent Auditor's Report.......................................F-2

         Consolidated Balance Sheets December 31, 1999......................F-3

         Consolidated Statements of Operations for the Years Ended
         December 31, 1999 and 1998.........................................F-5

         Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1999 and 1998...................................F-6

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999 and 1998.........................................F-7

         Notes to Consolidated Financial Statements.........................F-9


Income Builders, Inc.
         Independent Auditor's Report.......................................F-21

         Balance Sheets December 31, 1999 ..................................F-22

         Statements of Operations for the Years Ended December 31,
         1999 and 1998......................................................F-24

         Statements of Stockholders' Equity for the Years Ended
         December 31, 1999 and 1998.........................................F-25

         Statements of Cash Flows for the Years Ended December 31,
         1999 and 1998......................................................F-26

         Notes to Financial Statements......................................F-28


Tambora Financial Corporation
         Report of Independent Certified Public Accountants.................F-37

         Balance Sheets--December 31, 1999..................................F-38

         Statements of Operation for the Years Ended December 31, 1999
         and 1998, and Cumulative from September 19, 1997 (Date of
         Inception) through December 31, 1999...............................F-39

         Statements of Changes in Stockholders' Deficit for the Years
         Ended December 31, 1999 and 1998, and for the Period from
         September 19, 1997 (Date of Inception) through December 31, 1999...F-40

         Statements of Cash Flows for the Years Ended December 31, 1999
         and 1998, and Cumulative from September 19, 1997 (Date of
         Inception) through December 31, 1999...............................F-41

         Notes to Financial Statements......................................F-43

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors

American Financial Holding, Inc. and Subsidiary

         We have audited the accompanying consolidated balance sheet of American Financial Holding, Inc. and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Holding, Inc. and Subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered losses from operations for the years ended December 31, 1999 and 1998, and has a stockholders' deficit of $1,573,017 as of December 31, 1999 that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

         As more fully discussed in Note 10, in September 1997, the Company discontinued operations of Income Builders, Inc., a wholly owned subsidiary, and it plans to sell or otherwise dispose of the assets related thereto. Historically, assets and operations of Income Builders, Inc. have represented a substantial portion of the company's total assets and results of operations.

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
October 18, 2000 except for Note 10 dated November 22, 2000

                                         AMERICAN FINANCIAL HOLDING, INC.
                                                  AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEET

                                                      ASSETS

                                                                                                  December 31, 1999
                                                                                                 -------------------
CURRENT ASSETS
  Cash and cash equivalents                                                                                  $1,203
                                                                                                 -------------------
    Total Current Assets                                                                                      1,203
                                                                                                 -------------------

PROPERTY AND EQUIPMENT
  Equipment                                                                                                  14,334
  Furniture and fixtures                                                                                     16,000
                                                                                                 -------------------
                                                                                                             30,334

  Less accumulated depreciation                                                                             (30,123)
                                                                                                 -------------------
    Property and equipment - net                                                                                211
                                                                                                 -------------------

    TOTAL ASSETS                                                                                             $1,414
                                                                                                 ===================


        The accompanying notes are an integral part of these consolidated financial statements.

                                         AMERICAN FINANCIAL HOLDING, INC.
                                                  AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEET (CONTINUED)

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                                  December 31, 1999
                                                                                                 -------------------
CURRENT LIABILITIES
  Accounts payable                                                                                         $204,483
  Accrued rent payable to officers                                                                          168,000
  Payable to related party                                                                                  677,380
  Interest payable to related party                                                                          15,964
  Payable to Triad Financial Systems Inc., owners                                                           240,014
  Interest payable to Triad Financial Systems, Inc. owners                                                  123,962
  Payable to officers                                                                                        18,865
  Net Liabilities of discontinued operations                                                                125,763
                                                                                                 -------------------
    Total Current Liabilities                                                                             1,574,431
                                                                                                 -------------------

STOCKHOLDERS' DEFICIT
  Common stock: 20,000,000 shares authorized of $0.01 par value,
  4,279,449 shares issued and outstanding                                                                    42,794
  Additional paid-in capital                                                                              7,431,326
  Stockholders' receivable net of reserve of $2,701,917                                                    (168,000)
  Accumulated deficit                                                                                    (8,879,137)
                                                                                                 -------------------
    Total Stockholders' Deficit                                                                          (1,573,017)
                                                                                                 -------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                              $1,414
                                                                                                 ===================

        The accompanying notes are an integral part of these consolidated financial statements.

                                         AMERICAN FINANCIAL HOLDING, INC.
                                                  AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                                    1999                1998
                                                                             ------------------- -------------------
REVENUE                                                                                $      -            $      -

GENERAL AND ADMINISTRATIVE EXPENSES                                                    (434,159)           (478,112)
                                                                             ------------------- -------------------
LOSS FROM OPERATIONS                                                                   (434,159)           (478,112)
                                                                             ------------------- -------------------

OTHER INCOME (EXPENSE)
  Interest Income                                                                       152,502             140,116
  Interest expense                                                                      (50,339)            (36,211)
                                                                             ------------------- -------------------
    Total Other Income (Expense)                                                        102,163             103,905
                                                                             ------------------- -------------------

LOSS BEFORE INCOME TAXES                                                               (331,996)           (374,207)

INCOME TAX PROVISION                                                                          -                   -
                                                                             ------------------- -------------------
NET LOSS FROM CONTINUING OPERATIONS                                                    (331,996)           (374,207)

DISCONTINUED OPERATION
  Income (loss) (net of income taxes of $0)
  of Income Builders, Inc. to be disposed of                                            166,203             (59,872)
                                                                             ------------------- -------------------
    Net Loss                                                                          $(165,793)          $(434,079)
                                                                             =================== ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                  4,279,449           4,279,449
                                                                             =================== ===================

  Net loss from continuing operations per share                              $             0.08  $             0.09
  (Income) loss from discontinued operations per share                                    (0.04)               0.01
                                                                             ------------------- -------------------
  Net loss per share                                                         $             0.04  $             0.10
                                                                             =================== ===================

        The accompanying notes are an integral part of these consolidated financial statements.

                                         AMERICAN FINANCIAL HOLDING, INC.
                                                  AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                                                                                                                    Accumulated
                                Common Stock                                                                            Other
                          -----------------------     Additional     Stockholders'   Accumulated   Comprehensive   Comprehensive
                             Shares       Amount     Paid-in Capital   Receivable       Deficit         Income         Income
                          --------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1997         4,279,449     $42,794       $7,431,326       $(72,000)    $(8,279,265)      $299,849

Net loss                           -           -                -              -        (434,079)             -       $(434,079)

Unrealized
 holding losses                    -           -                -              -               -       (269,378)       (269,378)
                                                                                                                     ----------
Addition to
 stockholders' receivable          -           -                -        (48,000)              -              -               -

Comprehensive
 Income (Loss) 1998                -           -                -              -               -              -       $(703,457)
                           ---------     -------       ----------       --------     -----------       --------      ==========
Balance,
 December 31, 1998         4,279,449     42,794         7,431,326      (120,000)     (8,713,344)         30,471

Net loss                           -           -                -              -        (165,793)             -       $(165,793)

Unrealized
 holding losses                    -           -                -              -               -        (30,471)        (30,471)
                                                                                                                     ----------
Addition to
 stockholders' receivable          -           -                -        (48,000)              -              -               -

Comprehensive
 Income (Loss) 1999                -           -                -              -               -              -       $(196,264)
                           ---------     -------       ----------       --------     -----------       --------      ==========
Balance,
 December 31, 1999         4,279,449     $42,794       $7,431,326      $(168,000)    $(8,879,137)      $      -
                           =========     =======       ==========      =========     ===========       ========

              The accompanying notes are an integral part of these
                             financial statements.

                                         AMERICAN FINANCIAL HOLDING, INC.
                                                  AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                    1999                1998
                                                                             ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $(165,793)         $(434,079)
Adjustments to Reconcile Net Loss to Net Cash
 Used in Operating Activities:
   Depreciation and amortization                                                         496              1,353
   (Income) Loss from discontinued operations                                       (166,203)             59,872
Change in Assets and Liabilities:
   (Increase) decrease in prepaid leases                                                   -              5,743
   Increase (decrease) in accounts payable                                            10,296            125,779
   (Increase) decrease in stockholders' receivable                                   (48,000)           (48,000)
   Increase (decrease) in interest payable to related party                           15,964                  -
   Increase (decrease) in accrued rent payable to officers                            48,000             48,000
   Increase (decrease) in interest payable to
     Triad Financial Systems, Inc. owners                                             34,374             34,374
                                                                             ------------------- -------------------
        Net Cash Used in Operating Activities                                       (270,866)          (206,958)
                                                                             ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net Cash Used in Investing Activities                                              -                   -
                                                                             ------------------- -------------------


                                         AMERICAN FINANCIAL HOLDING, INC.
                                                  AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                      For the Years Ended
                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                    1999                1998
                                                                             ------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from payable to related party                                       $269,660           $189,295
  Cash received from payable to officers                                               1,575             17,290
                                                                             ------------------- -------------------

Net cash provided by Financing Activities                                            271,235            206,585
                                                                             ------------------- -------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                     369               (373)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                                        834              1,207
                                                                             ------------------- -------------------
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                                                           $1,203               $834
                                                                             =================== ===================
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid during the year for interest                                            $      -             $1,836
  Cash paid during the year for income taxes                                        $      -             $    -


        The accompanying notes are an integral part of these consolidated financial statements.

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization and Nature of Operations

         American Financial Holding, Inc. and its wholly-owned subsidiary Income Builders, Inc., a discontinued operation, (collectively, the "Company") market life insurance and annuity products underwritten by unrelated insurance providers. Products underwritten by Life USA (a non-related provider of life insurance and annuity products) accounted for substantially all of the commission revenue for the years ended December 31, 1999 and 1998.

         On September 23, 1997, the Company adopted a formal plan to sell Income Builders, Inc. to Tambora Financial Corporation ("Tambora") for $500,000 and the issuance of approximately 4.9 million shares of Tambora common stock.

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

         d. Net Loss Per Share

         The computations of net loss per share of stock are based on the weighted average number of common shares outstanding at the date of the consolidated financial statements. Common stock equivalents are not considered in the computation of the weighted average number of common shares outstanding because they would decrease the net loss per common share.

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

         e. Principles of Consolidation

         The consolidated financial statements include those of American Financial Holding, Inc. and its wholly-owned subsidiary, Income Builders, Inc., All significant inter-company accounts and transactions have been eliminated.

         f. Property and Equipment

         Property and equipment are stated at cost. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

           Furniture and fixtures                        5 to 7 years
           Equipment                                     10 years

         Depreciation expense for the years ended December 31, 1999 and 1998 was $496 and $1,353, respectively. Depreciation expense included in income
         (loss) of discontinued operations was $3,749 and $3,793 for the years ended December 31, 1999 and 1998.

         g. Revenue Recognition

         Revenues result from commissions earned from sales of life insurance and annuity products. Revenues are recognized as earned over the life of the policies. A reserve has been provided for the effect of commissions advanced to agents which are potentially subject to chargeback if the earnings process is not completed.

         h. Estimates

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

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         i. Concentrations of Risk

         Products underwritten by Life USA account for substantially all of the Company's commission revenue. It is at least reasonably possible that business with Life USA could be lost in the near term thus resulting in a material impact to the Company.

NOTE 2 - MARKETABLE SECURITIES

         Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in marketable securities are held for an indefinite period and thus are classified as available for sale. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

         During 1996 and 1995, Income Builders received commission bonuses in the form of options for the purchase of Life USA common stock. These options are fully vested upon receipt and are exercisable for five years from the date of receipt. The options carry an exercise price equal to the greater of $10.00 or 150 percent of the market value of Life USA's common stock on the date of grant. During 1999, the Company exercised options to purchase 85,646 shares of Life USA common stock for $1,190,913, which were later sold for $1,702,361 for a gain of $511,448.

         In addition, during 1999, 120 shares of Gateway Inc. stock was sold for $11,451, resulting in a gain of $7,670. The investment in Gateway Inc. stock was valued at amortized cost.

         Unrealized holding losses on such securities which were added to stockholders' equity during 1999 and 1998 were $269,378 and $30,471 respectively.

         Investments in securities are summarized as follows at December 31, 1999.

                                        Gross           Gross
                                   unrealized gain  unrealized loss  Fair Value
                                   ---------------  ---------------  -----------
         Available-for-sale
         securities common stock     $      -         $   30,471      $      -
                                   ===============  ===============  ===========

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MARKETABLE SECURITIES (Continued)

         Realized gains and losses are determined on the basis of specific identification. During 1999, sales proceeds and gross realized gains and losses on securities classified as available for sale and included in income (loss) of discontinued operations were:

               Sales proceeds                        $  1,713,812
                                                     ============
               Gross realized losses                 $          -
                                                     ============
               Gross realized gains                  $    519,118
                                                     ============


         There are no marketable securities available for sale at December 31, 1999.

NOTE 3 - COMMON STOCK OPTIONS

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

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK OPTIONS (Continued)

         In September 1993, the Board of Directors authorized the issuance of non-qualified stock options to purchase 400,000 shares of common stock at an exercise price of $1.75 per share. The options vested immediately and expire on August 31, 1998. None of the stock options were exercised during 1998. As of December 31, 1999, all options have expired unexercised.

NOTE 4 - INCOME TAXES

         As of December 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,667,812 that may be offset against future taxable income expiring at various dates between the years 2001 and 2019. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.

         Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Employment Agreements

         Effective July 1, 1995, the Company entered into executive employment agreements with two of its officers at annual salaries for 1995 and 1996 at the rate of $200,000 each for each year, plus bonuses based on the income of Income Builders, provided, however, that the aggregate amount of the compensation to them in any year can in no event result in Income Builders incurring an operating loss. Each agreement provides for a three-year term, renewed automatically each year and extended for an additional three-year term unless the Company's board of directors resolves not to extend such agreement, in which case the employment agreement will expire at the end of the then current three-year term. Within ninety (90) days after the commencement of a new fiscal year, the Company will negotiate with the officers to determine the amount of any increase in each individual's respective salary for such year. The annual salaries under this agreement remain at $200,000 for 1999.

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         In October 1996, the company also received a request for the voluntary production of information to the Enforcement Division of the Commission related to the resignation of Coopers & Lybrand LLP and the termination of Arthur Andersen LLP and the appointment of Jones, Jensen & Company as the Company's independent public accountants and the reasons therefore. In addition, the Company was requested to provide certain information respecting its previous sales of securities. The Company cooperated in providing information in response to these inquiries in early 1997. The Company has not been advised of the outcome of the foregoing.

         Legal Proceedings

         On December 20, 1999, Robert M. Bridge filed suit against the Company in the Third District Court in Salt Lake County, Utah, styled Bridge v. American Financial Holding, Inc., Triad Financial Systems, Inc., Raymond L. Punta and Kenton L. Stanger (Civil No. 990912544). Mr. Bridge's complaint alleges that he is entitled to the return of a $100,000 investment made in 1993, in which he purchased the Company's stock in anticipation of the acquisition of an insurance company. The complaint alleges claims for breach of contract, fraud and misrepresentation, and claims for a "guarantee" against Messrs. Punta and Stanger. The Company has answered the complaint, denying its material allegations and raising several affirmative defenses, including the applicable statutes of limitation. The Company intends to vigorously defend this matter, asserting, among other defenses, that at times the plaintiff could have sold his stock at a multiple of his purchase price. Discovery has commenced but is in its early stages. No trial date has been set.

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

         At December 31, 1999, the Company had notes and open accounts receivable of $3,944,136 due from officers, directors and stockholders of the Company. Of this, $2,869,917 is due from officers of American Financial Holding, Inc. and $1,074,219 is due from officers of Income Builders, Inc. The loans were initially made as unsecured advances with no due dates specified. On March 31, 1992, all advances were converted to promissory notes which bear interest at eight percent and are due on demand. The promissory notes have been amended for additional advances and accrued interest through December 31, 1999. Approximately 100,000 shares of common stock of the Company is pledged as partial collateral for all except one of the notes. Additional advances subsequent to December 31, 1995, were made on an open account basis.

         At December 31, 1993, management determined that the ultimate collectibility of certain of the stockholders' notes receivable was uncertain. Accordingly, management recorded a reserve of $869,255 against those portions of the stockholders' notes receivable which had not previously been expensed for financial reporting purposes. The Company has expensed for financial reporting purposes $2,906,881 of the notes receivable in each year as compensation expense to certain officers and directors. Of this amount, $392,049 and $360,354 was expensed in the years ended December 31, 1999 and 1998, respectively. However, these individuals are obligated under the promissory notes to repay the entire stated principal of the loans.

         During the years ended December 31, 1999 and 1998, the Company recognized $216,853 and $203,857 respectively, of interest income related to these notes receivable. Of these amounts, $64,351 and $64,351 represented interest income from receivables from officers of Income Builders, Inc. The interest income was not paid by the shareholders but was added to the balance of the notes receivable.

         In addition, there is a payable to officers of Income Builders, Inc. at December 31, 1999 of $340,204 payable on demand. Of the $340,204 payable, $240,194 bears an interest rate of 50% and $100,010 is a bonus payable. It is management's intent to accrue interest on the $240,194 payable at 50% and offset this accrued interest against the $1,074,219 stockholders' receivable until the receivable is reduced to $240,194 at which time this payable will be used to offset the receivable from the officers of Income Builders, Inc. In addition, there is a payable to an officer of American Financial Holding, Inc. totaling $18,865.

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

         Tambora, a publicly-held corporation under common control with American Financial Holding, Inc. intends to acquire the wholly owned subsidiary, Income Builders, Inc., a master insurance agency. Tambora and one of its officers began making payments to or in behalf of Company during 1997 and have continued to make similar payments during 1998, 1999 and subsequently. Through December 31, 1999, Tambora and its officer had paid $677,380 to or in behalf of Company. $500,000 of the payments to Company represent a deposit to be applied towards the purchase of Income Builders Inc., and the $177,380 of the payments over the $500,000 as of December 31, 1999 are payable to Tambora under the terms of a $177,380 promissory note dated December 31, 1999. The promissory note bears interest at 18% and is due on demand. Interest payable at December 31, 1999 is $15,964.

NOTE 7 - NOTE RECEIVABLE

         Note receivable consists of a $91,000 secured promissory note due Income Builders, Inc. dated July 8, 1999 due nine months from date of issuance, with an interest rate at 9% per annum.

NOTE 8 - GOING CONCERN

         The Company has suffered losses from operations for the years ended December 31, 1999 and 1998, and has a stockholders' deficit of $1,573,017 as of December 31, 1999. The company expects that it will continue to incur operating losses and that its accumulated deficit will increase. During 1998 and 1999, the Company has been dependent solely upon cash provided from the sale of Income Builders and loans from Tambora for funding since December 31, 1997. All of the foregoing raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

         On October 24, 2000, the Company transferred all issued and outstanding shares of Income Builders, Inc. to Tambora in consideration for $500,000 in cash and issuance of 4,899,533 shares of Tambora stock as follows:

         1) 4,279,449 shares distributed to Company stockholders at a rate of one share of Tambora stock for each share of Company stock.

         2) 320,000 shares to satisfy Company anti-dilution obligation to East Bay Trust.

         3) 300,084 shares distributed to former investors in Triad Financial Corporation, a former subsidiary of Company, in satisfaction of their right to convert Triad preferred stock into Company stock.

NOTE 10 - DISCONTINUED OPERATIONS

         On September 23, 1997, the Company adopted a formal plan to sell Income Builders, Inc. The disposal date was October 24, 2000. The assets of Income Builders, Inc. sold consisted primarily of cash, accounts/notes receivable and equipment.

         Commission Revenue of Income Builders, Inc. for 1999 and 1998 were $3,021,424 and $3,449,826, respectively. These amounts are not included in the accompanying income statements.

         Assets and liabilities of Income Builders, Inc. sold consist of the following at December 31, 1999.

            Cash                                                    $  51,947
            Commissions Receivable                                    100,010
            Stockholder's Receivable net of reserve of  $1,074,219          -
            Note Receivable                                            91,000
            Property and Equipment                                      5,195
            Deferred Pension Expense                                  145,806
                                                                    ---------
                 Total Assets                                        $393,958

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DISCONTINUED OPERATIONS (Continued)

            Accounts Payable                                            (8,673)
            Commissions Payable                                       (169,868)
            Accrued Expenses                                              (976)
            Payable to Officers                                       (340,204)
                                                                    ----------
                 Net Liabilities disposed of                         $(125,763)
                                                                    ==========

         Net liabilities disposed of are shown at their expected net realizable values and have been separately classified in the accompanying balance sheet at December 31, 1999 per APB 30 paragraph 18 footnote 7.

         Cash flows of Income Builders, Inc. disposed of consisted of the following for the years ended December 31, 1999 and 1998.

                                                           1999          1998
                                                       ------------  -----------
          Net cash used in operating activities         $(485,077)     $(35,603)
                                                       ============  ===========
          Net cash provided by investing activities     $ 522,900      $ 26,129
                                                       ============  ===========
          Net cash provided by financial activities     $       -      $      -
                                                       ============  ===========

         Income (loss) of Income Builders, Inc. disposed of consists of the following:

                                                            1999         1998
                                                          ----------  ----------
          Loss from Operations                             (417,652)  $(128,602)
          Sale of Assets                                          -       4,694
          Realized Gain on Sale of Available-for-Sale
            Investments                                     519,118           -
          Interest Income                                    68,442      64,351
          Interest Expense net of decrease in reserve
            on stockholders' receivable                      (3,705)       (315)
                                                          ----------  ----------
                                                            $166,203  $ (59,872)
                                                          ==========  ==========

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DEFINED BENEFIT PENSION PLAN

         On June 10, 1999, Income Builders, Inc. approved and adopted the Income Builders, Inc. Defined Benefit Pension Plan effective July 1, 1998 for all employees of Income Builders, Inc. who work more than 500 hours per year.

         Following are reconciliations of the projected benefit obligation and the value of plan assets for 1999.

         Pension benefit obligation

           Balance, beginning of year                               $469,372
           Service cost                                               56,063
           Interest cost                                              35,203
                                                                ----------------
           Balance, end of year                                     $560,638
                                                                ================

         Plan assets
           Fair value, beginning of year                                  $0
           Actual investment returns                                  11,528
           Company contributions                                     289,856
                                                                ----------------
           Fair value, end of year                                  $301,384
                                                                ================


         At December 31, 1999, the funded status
           of the plan was as follows:

         Excess of the benefit obligation over
           the value of plan assets                                $(259,254)
         Unrecognized net actuarial gain                              (6,508)
         Unrecognized transition liability                           411,568
                                                                ----------------
         Net amount recognized                                      $145,806
                                                                ================


         The accumulated benefit obligation at December 31, 1999 is $556,727.

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DEFINED BENEFIT PENSION PLAN (Continued)

         For 1999, the net amounts recognized in the balance sheet of discontinued operations were classified as follows:

         Accrued benefit cost                                      $(253,358)
         Intangible asset                                            399,164
                                                                ----------------
         Net amount recognized                                      $145,806
                                                                ================


         For 1999, the following weighted-average rates were used:

         Discount rate on the benefit obligation                      7.50%
         Rate of expected return on plan assets                       7.50%


         Pension expense recognized in income (loss) of discontinued operations for 1999 comprised the following:

         Service cost                                                $56,063
         Interest cost                                                35,203
         Expected return on plan assets                               (5,020)
         Amortization of the transition liability                     57,804
                                                                ----------------
         Pension expense                                            $144,050
                                                                ================

         Deferred pension expense included in assets of discontinued operations represents excess contributions made by Income Builders, Inc. in 1999 over the amount of actuarially computed pension expense and is being amortized over 9 years.

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Income Builders, Inc.

         We have audited the accompanying balance sheet of Income Builders, Inc. as of December 31, 1999 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Income Builders, Inc. as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                               Respectfully submitted,



                                               /s/ Robison, Hill & Co.
                                               ----------------------------
                                               Certified Public Accountants

Salt Lake City, Utah
November 29, 2000

                                               INCOME BUILDERS, INC.
                                                   BALANCE SHEET

                                                      ASSETS

                                                                                                  December 31, 1999
                                                                                                 -------------------
CURRENT ASSETS
  Cash and cash equivalents                                                                                 $51,947
  Commissions Receivable                                                                                    100,010
  Note Receivable                                                                                            91,000
  Receivable from parent company net of reserve of $315,000                                                       -
                                                                                                 -------------------
    Total Current Assets                                                                                    242,957
                                                                                                 -------------------

PROPERTY AND EQUIPMENT
  Equipment                                                                                                  44,400
  Furniture and fixtures                                                                                      6,383
                                                                                                 -------------------
                                                                                                             50,783

  Less accumulated depreciation                                                                              45,588
                                                                                                 -------------------

    Property and equipment - net                                                                              5,195
                                                                                                 -------------------

OTHER ASSETS
    Deferred Pension Expense                                                                                145,806
                                                                                                 -------------------

    TOTAL ASSETS                                                                                           $393,958
                                                                                                 ===================

              The accompanying notes are an integral part of these
                             financial statements.

                                               INCOME BUILDERS, INC.
                                             BALANCE SHEET (CONTINUED)

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                                  December 31, 1999
                                                                                                 -------------------
CURRENT LIABILITIES
  Accounts payable                                                                                           $8,673
  Commissions Payable                                                                                       169,868
  Accrued expenses                                                                                              976
  Payable to officers                                                                                       340,204
                                                                                                 -------------------
    Total Current Liabilities                                                                               519,721
                                                                                                 -------------------

STOCKHOLDERS' DEFICIT
  Common stock: 50,000 shares authorized of $1 par value,
  1,000 shares issued and outstanding                                                                         1,000
  Stockholders' receivable net of reserve of $1,074,219                                                           -
  Accumulated deficit                                                                                      (126,763)
                                                                                                 -------------------
    Total Stockholders' Deficit                                                                            (125,763)
                                                                                                 -------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                            $393,958
                                                                                                 ===================

              The accompanying notes are an integral part of these
                             financial statements.

                                               INCOME BUILDERS, INC.
                                              STATEMENT OF OPERATIONS

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                                    1999                1998
                                                                             ------------------- -------------------
COMMISSION REVENUE                                                                   $3,021,424          $3,449,826

COMMISSION EXPENSE                                                                    2,535,612           2,912,259
                                                                             ------------------- -------------------

GROSS PROFIT                                                                            485,812             537,567

GENERAL AND ADMINISTRATIVE EXPENSES                                                    (903,464)           (666,169)
                                                                             ------------------- -------------------

LOSS FROM OPERATIONS                                                                   (417,652)           (128,602)
                                                                             ------------------- -------------------

OTHER INCOME (EXPENSE)
  Sale of Assets                                                                              -               4,694
  Realized gain on sale of available-for-sale investments                               519,118                   -
  Interest Income                                                                        68,442              64,351
  Interest expense net of decrease in reserve on
  stockholders' receivable                                                               (3,705)               (315)
                                                                             ------------------- -------------------
    Total Other Income (Expense)                                                        583,855              68,730
                                                                             ------------------- -------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                       166,203             (59,872)

INCOME TAX PROVISION                                                                          -                   -
                                                                             ------------------- -------------------

NET INCOME (LOSS)                                                                      $166,203            $(59,872)
                                                                             =================== ===================

  Net income (loss) per share                                                $           166.20  $           (59.87)
                                                                             =================== ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                      1,000               1,000
                                                                             =================== ===================

              The accompanying notes are an integral part of these
                             financial statements.

                                               INCOME BUILDERS, INC.
                                        STATEMENTS OF STOCKHOLDER'S DEFICIT


                                                                                   Accumulated
                                Common Stock                                          Other
                          -----------------------    Stockholders'   Accumulated  Comprehensive   Comprehensive
                             Shares      Amount      Receivable       Deficit         Income         Income
                          ----------  ----------   ---------------  ------------   --------------  ------------
Balance,
 December 31, 1997             1,000      $1,000         $      -      $(233,094)       $299,849

Net loss                           -           -                -        (59,872)              -       $(59,872)

Unrealized
 holding losses                    -           -                -              -        (269,378)      (269,378)

Comprehensive
 Income (Loss) 1998                -           -                -              -               -      $(329,250)
                          ----------  ----------   ---------------  ------------   --------------  ------------
Balance,
 December 31, 1998             1,000       1,000                -       (292,966)         30,471

Net income                         -           -                -        166,203               -       $166,203

Unrealized
 holding losses                    -           -                -              -         (30,471)       (30,471)

Comprehensive
 Income (Loss) 1999                -           -                -              -               -      $(135,732)
                          ----------  ----------   ---------------  ------------   --------------  ------------
Balance,
 December 31, 1999             1,000      $1,000         $      -      $(126,763)       $      -
                          ==========  ==========   ===============  ============   ==============

              The accompanying notes are an integral part of these
                             financial statements.

                                               INCOME BUILDERS, INC.
                                             STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                   1999                 1998
                                                                             ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                     $166,203             $(59,872)
Adjustments to Reconcile Net Loss to Net Cash
 Used in Operating Activities:
   Depreciation and amortization                                                         3,749                3,793
  Gain on Sale of Assets                                                                     -               (4,694)
  Realized gain on sale of available-for-sale investments                             (519,118)                   -
Change in Assets and Liabilities:
   (Increase) decrease in prepaid leases                                                 1,480                4,263
   (Increase) decrease in commissions receivable                                         6,742                4,695
   Increase (decrease) in accounts payable                                              (4,846)             (10,001)
   (Increase) decrease in note receivable                                              (91,000)                   -
   Increase (decrease) in commissions payable                                          104,348               34,853
   Increase (decrease) in accrued expenses                                                 (87)              (3,945)
   Increase (decrease) in payable to officers                                           (6,742)              (4,695)
   (Increase) decrease in deferred pension expense                                    (145,806)                   -
                                                                             ------------------  -------------------
        Net Cash Used in Operating Activities                                         (485,077)             (35,603)
                                                                             ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                              -               26,129
   Proceeds from sale of available-for-sale investments                              1,713,813                    -
   Purchase of available-for-sale investments                                       (1,190,913)                   -
                                                                             ------------------  -------------------
        Net Cash Provided by Investing Activities                                      522,900               26,129
                                                                             ------------------  -------------------

                                               INCOME BUILDERS, INC.
                                        STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                      For the Years Ended
                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                     1999                 1998
                                                                             ------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by Financing Activities                                                    -                    -
                                                                             ------------------- -------------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                    37,823               (9,474)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                                       14,124               23,598
                                                                             ------------------- -------------------
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                                                            $51,947              $14,124
                                                                             =================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid during the year for interest                                                $3,705              $   316
  Cash paid during the year for income taxes                                            $    -              $     -



              The accompanying notes are an integral part of these
                             financial statements.

                              INCOME BUILDERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization and Nature of Operations

         Income Builders, Inc. ("Company"), a wholly owned subsidiary of American Financial Holding Inc. ("AFH") markets life insurance and annuity products underwritten by unrelated insurance providers. Products underwritten by Life USA (a non-related provider of life insurance and annuity products) accounted for substantially all of the commission revenue for the years ended December 31, 1999 and 1998.

         On September 23, 1997, AFH adopted a formal plan to sell Company to Tambora Financial Corporation ("Tambora") for $500,000 and the issuance of approximately 4.9 million shares of Tambora common stock. On October 24, 2000, this sale took place. See Note 7 for more details.

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

         d. Net Loss Per Share

         The computations of net loss per share of stock are based on the weighted average number of common shares outstanding at the date of the financial statements. Common stock equivalents are not considered in the computation of the weighted average number of common shares outstanding because they would decrease the net loss per common share.

                              INCOME BUILDERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

         e. Property and Equipment

         Property and equipment are stated at cost. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

           Furniture and fixtures                             5 to 7 years
           Equipment                                          10 years

         Depreciation expense for the years ended December 31, 1999 and 1998 was $3,749 and $3,793, respectively.

         f. Revenue Recognition

         Revenues result from commissions earned from sales of life insurance and annuity products. Revenues are recognized as earned over the life of the policies. A reserve has been provided for the effect of commissions advanced to agents which are potentially subject to chargeback if the earnings process is not completed.

         g. Estimates

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

                              INCOME BUILDERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         h. Concentrations of Risk

         Products underwritten by Life USA account for substantially all of the Company's commission revenue. It is at least reasonably possible that business with Life USA could be lost in the near term thus resulting in a material impact to the Company.

NOTE 2 - MARKETABLE SECURITIES

         Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in marketable securities are held for an indefinite period and thus are classified as available for sale. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

         During 1996 and 1995, the Company received commission bonuses in the form of options for the purchase of Life USA common stock. These options are fully vested upon receipt and are exercisable for five years from the date of receipt. The options carry an exercise price equal to the greater of $10.00 or 150 percent of the market value of Life USA's common stock on the date of grant. During 1999, the Company exercised options to purchase 85,646 shares of Life USA common stock for $1,190,913, which were later sold for $1,702,361 for a gain of $511,448.

         In addition, during 1999, 120 shares of Gateway Inc. stock was sold for $11,451, resulting in a gain of $7,670. The investment in Gateway Inc. stock was valued at amortized cost.

         Unrealized holding losses on such securities which were added to stockholders' equity during 1999 and 1998 were $269,378 and $30,471 respectively.

                              INCOME BUILDERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - MARKETABLE SECURITIES (Continued)

         Investments in securities are summarized as follows at December 31, 1999.

                                  Gross unrealized  Gross unrealized
                                        gain              loss        Fair Value
                                  ----------------  ----------------  ----------
         Available-for-sale
          securities common stock     $      -          $   30,471      $      -
                                  ================  ================  ==========

         Realized gains and losses are determined on the basis of specific identification. During 1999, sales proceeds and gross realized gains and losses on securities classified as available for sale were:


                  Sales proceeds                      $      1,713,812
                                                      =================

                  Gross realized losses               $              -
                                                      =================

                  Gross realized gains                $        519,118
                                                      =================

         There are no marketable securities available for sale at December 31, 1999.

NOTE 3 - INCOME TAXES

         The Company and its parent, American Financial Holding, Inc., file a consolidated federal income tax return. Income tax expense in the Company's income statement has been offset by the Company's portion of the $4,667,812 net operating loss carryover at December 31, 1999 on the consolidated tax return. This carryover may be offset against future taxable income expiring at various dates between the years 2001 and 2019. A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows for 1999:

               Computed at the expected statutory rate                  $56,509
               Change in valuation allowance                            (61,994)
               State income tax - net of federal tax benefit              5,485
                                                                   ------------
               Income tax expense - effective rate                     $      -
                                                                   ============

                              INCOME BUILDERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (Continued)

         The following temporary differences gave rise to the deferred tax liability at December 31, 1999:

         Pension cost capitalized for financial accounting
         purposes but expensed for tax purposes                      $80,107
                                                                =============

         The deferred tax asset and deferred tax liability comprised the following at December 31, 1999:

         Deferred tax asset:
           Net operating loss carryforward                           $29,880
                                                                 ------------
           Net deferred tax asset                                     29,880
                                                                 ------------
         Deferred tax liability:
           Pension                                                   (29,880)
                                                                 ------------
           Gross deferred tax liability                              (29,880)
                                                                 ------------
           Net deferred tax liability                               $      -
                                                                 ============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         Employment Agreements

         Effective July 1, 1995, the Company entered into executive employment agreements with two of its officers at annual salaries for 1995 and 1996 at the rate of $200,000 each for each year, plus bonuses based on the income of Income Builders, provided, however, that the aggregate amount of the compensation to them in any year can in no event result in Income Builders incurring an operating loss. Each agreement provides for a three-year term, renewed automatically each year and extended for an additional three-year term unless the Company's board of directors resolves not to extend such agreement, in which case the employment agreement will expire at the end of the then current three-year term. Within ninety (90) days after the commencement of a new fiscal year, the Company will negotiate with the officers to determine the amount of any increase in each individual's respective salary for such year. The annual salaries under this agreement remain at $200,000 for 1999.

         SEC Enforcement

         On October 9, 1996, AFH was advised by the Enforcement Division of the Securities and Exchange Commission (the Commission) that it is considering recommending that the Commission bring an enforcement action, which could include a civil penalty, against AFH in U.S. District Court for failing to file timely periodic reports in violation of Section 13(a) of the Securities and Exchange Act of 1934 and the rules thereunder.

                              INCOME BUILDERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

         In October 1996, AFH also received a request for the voluntary production of information to the Enforcement Division of the Commission related to the resignation of Coopers & Lybrand LLP and the termination of Arthur Andersen LLP and the appointment of Jones, Jensen & Company as AFH's independent public accountants and the reasons therefore. In addition, AFH was requested to provide certain information respecting its previous sales of securities. AFH cooperated in providing information in response to these inquiries in early 1997. AFH has not been advised of the outcome of the foregoing.

NOTE 5 - RELATED PARTY TRANSACTIONS

         At December 31, 1999, the Company had notes and open accounts receivable of $1,074,219 due from officers, directors and stockholders of the Company. The loans were initially made as unsecured advances with no due dates specified. On March 31, 1992, all advances were converted to promissory notes which bear interest at eight percent and are due on demand. The promissory notes have been amended for additional advances and accrued interest through December 31, 1999. Additional advances subsequent to December 31, 1995, were made on an open account basis.

         The Company has expensed for financial reporting purposes $1,074,219 of the notes receivable in each year as compensation expense to certain officers and directors. Of this amount, $64,351 and $64,351 was expensed in the years ended December 31,

         1999 and 1998, respectively. However, these individuals are obligated under the promissory notes to repay the entire stated principal of the loans.

         During the years ended December 31, 1999 and 1998, the Company recognized $64,351 and $64,351 respectively, of interest income related to these notes receivable. The interest income was not paid by the shareholders but was added to the balance of the notes receivable.

         In addition, there is a payable to officers at December 31, 1999 of $340,204 payable on demand. Of the $340,204 payable, $240,194 bears an interest rate of 50% and $100,010 is a bonus payable. It is management's intent to accrue interest on the $240,194 payable at 50% and offset this accrued interest against the $1,074,219 stockholders' receivable until the receivable is reduced to $240,194 at which time this payable will be used to offset the receivable from the officers.

         In connection with the $315,000 receivable from parent company, AFH, the Company has recognized an allowance against the full amount of the receivable due to the financial condition of AFH and its inability to repay.

                              INCOME BUILDERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - NOTE RECEIVABLE

         Note receivable consists of a $91,000 secured promissory note dated July 8, 1999 due nine months from date of issuance, with an interest rate at 9% per annum.

NOTE 7 - SUBSEQUENT EVENTS

         On October 24, 2000, AFH transferred all issued and outstanding shares of the Company to Tambora in consideration for $500,000 in cash and issuance of 4,899,533 shares of Tambora stock as follows:

         1) 4,279,449 shares distributed to AFH stockholders at a rate of one share of Tambora stock for each share of AFH stock.

         2) 320,000 shares to satisfy AFH anti-dilution obligation to East Bay Trust.

         3) 300,084 shares distributed to former investors in Triad Financial Corporation, a former subsidiary of AFH, in satisfaction of their right to convert Triad preferred stock into AFH stock.

NOTE 8 - DEFINED BENEFIT PENSION PLAN

         On June 10, 1999, the Company approved and adopted the Income Builders, Inc. Defined Benefit Pension Plan effective July 1, 1998 for all employees of the Company who work more than 500 hours per year.

         Following are reconciliations of the projected benefit obligation and the value of plan assets for 1999.

         Pension benefit obligation

           Balance, beginning of year                            $469,372
           Service cost                                            56,063
           Interest cost                                           35,203
                                                          ----------------
           Balance, end of year                                  $560,638
                                                          ================

                              INCOME BUILDERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - DEFINED BENEFIT PENSION PLAN (Continued)

                  Plan assets
                    Fair value, beginning of year                            $0
                    Actual investment returns                            11,528
                    Company contributions                               289,856
                                                                    ------------
                    Fair value, end of year                            $301,384
                                                                    ============

         At December 31, 1999, the funded status of the plan was as follows:

                  Excess of the benefit obligation over the
                   value of plan assets                               $(259,254)
                  Unrecognized net actuarial gain                        (6,508)
                  Unrecognized transition liability                     411,568
                                                                    ------------
                  Net amount recognized                                $145,806
                                                                    ============


         For 1999, the net amounts recognized in the balance sheet were classified as follows:

                  Accrued benefit cost                                $(253,358)
                  Intangible asset                                      399,164
                                                                    ------------
                  Net amount recognized                                $145,806
                                                                    ============

         The accumulated benefit obligation at December 31, 1999 is $556,727.

                  For 1999, the following weighted-average rates
                   were used:

                  Discount rate on the benefit obligation                 7.50%
                  Rate of expected return on plan assets                  7.50%

                              INCOME BUILDERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - DEFINED BENEFIT PENSION PLAN (Continued)

         Pension expense for 1999 comprised the following:

                  Service cost                                          $56,063
                  Interest cost                                          35,203
                  Expected return on plan assets                         (5,020)
                  Amortization of the transition liability               57,804
                                                                    ------------
                  Pension expense                                      $144,050
                                                                    ============

         Deferred pension expense represents excess contributions made by the company in 1999 over the amount of actuarially computed pension expense and is being amortized over 9 years.

  HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                           (801) 532-2200
    Member of AICPA Division of Firms                    Fax (801) 532-7944
            Member of SECPS                        345 East Broadway, Suite 200
Member of Summit International Associates        Salt Lake City, Utah 84111-2693




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors
Tambora Financial Corporation

We have audited the accompanying balance sheet of Tambora Financial Corporation (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1999 and 1998 and for the cumulative period from September 19, 1997 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tambora Financial Corporation as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the cumulative period from September 19, 1997 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses and negative operating cash flows for the years ended December 31, 1999 and 1998 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
June 2, 2000


                                          TAMBORA FINANCIAL CORPORATION
                                          (A Development Stage Enterprise)

                                         BALANCE SHEETS - DECEMBER 31, 1999

                                                       ASSETS
Current Assets
      Cash                                                                                    $    39,324
      Receivable from related party, net of allowance for doubtful
         accounts of $177,380                                                                          --
                                                                                              -----------
             Total Current Assets                                                                  39,324
                                                                                              -----------
Total Assets                                                                                  $    39,324
                                                                                              ===========

                                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable                                                                        $     8,348
      Accrued interest payable to officer                                                         111,316
      Accrued rent payable to officers                                                             48,000
      Notes payable to officer                                                                    308,823
                                                                                              -----------
             Total Current Liabilities                                                            476,487
                                                                                              -----------

Stockholders' Deficit
      Common stock - $0.001 par value; 20,000,000
        shares authorized; 8,575,956 shares outstanding                                            8,576
      Additional paid-in capital                                                                 196,390
      Shareholder receivable                                                                     (10,000)
      Deficit accumulated during the development stage                                          (632,129)
                                                                                              -----------
             Total Stockholders' Deficit                                                        (437,163)
                                                                                              -----------
Total Liabilities and Stockholders' Deficit                                                   $    39,324
                                                                                              ===========

              The accompanying notes are an integral part of these
                             financial statements.

                                   TAMBORA FINANCIAL CORPORATION
                                   (A Development Stage Enterprise)
                                     STATEMENTS OF OPERATIONS


                                                                             For the Years Ended         Cumulative From
                                                                                   Through              September 19, 1997
                                                                                 December 31,          (Date of Inception)
                                                                       -----------------------------       December 31,
                                                                                1999            1998               1999
                                                                       -------------   -------------      -------------
Operating Expenses
     General and administrative                                        $      74,593   $     104,286      $     192,067
     Insurance marketing expense                                                 --          151,388            151,388
     Related party bad debt expense                                          177,380             --             177,380
                                                                       -------------   -------------      -------------
     Total Operating Expenses                                                251,973         255,674            520,835

Other Expenses
     Interest expense                                                         52,232          42,491            111,294
                                                                       -------------   -------------      -------------

Net Loss                                                               $    (304,205)  $    (298,165)     $    (632,129)
                                                                       =============   =============      =============

Basic and Diluted Loss Per Common Share                                $       (0.05)  $       (0.07)     $       (0.13)
                                                                       =============   =============      =============
Weighted Average Common Shares
  Used In Per Share Calculation                                            6,533,037       4,003,395          5,022,428
                                                                       =============   =============      =============

              The accompanying notes are an integral part of these
                             financial statements.

                                               TAMBORA FINANCIAL CORPORATION
                                              (A Development Stage Enterprise)
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                                                                     Deficit
                                                                                                   Accumulated
                                               Common Stock                          Receivable    During the         Total
                                          -----------------------     Additional        from       Development     Stockholders'
                                            Shares        Amount    Paid-in Capital Shareholders'     Stage           Deficit
                                           ---------    ---------   --------------- -------------  -----------     -------------
Balance September 19, 1997
 (Date of Inception)....................          --    $      --     $       --    $        --   $         --      $        --
Issuance for receivable from Shareholders,
 September through October 1997,
 $0.05 per share........................   2,900,000        2,900        142,100       (145,000)            --               --
Offset note payable to officer............        --           --             --         31,200             --           31,200
Shares issued for cash at $0.10 per
 share, net of issue costs of $20,588,
 November 1997..........................     360,000          360         15,052             --             --           15,412
Distributions to shareholders.............        --           --       (218,425)            --             --         (218,425)
Net loss..................................        --           --             --             --        (29,759)         (29,759)
                                           ---------    ---------     ----------    -----------   ------------      -----------
Balance at December 31, 1997.............. 3,260,000        3,260        (61,273)      (113,800)       (29,759)        (201,572)

Shares issued for cash, $0.10 per
 share, net of issue costs of $125,
 April through November 1998............   1,994,290        1,994        197,310             --             --          199,304
Shares issued for cash, $0.30 per share,
 April through November 1998............      16,666           17          4,983             --             --            5,000
Shares issued for services, $0.10 per
 share, January 1998....................     505,000          505         49,995             --             --           50,500
Cash received from shareholders,
 April 1998.............................          --           --             --         60,000             --           60,000
Offset notes payable to officer...........        --           --             --         16,250             --           16,250
Distributions to shareholders.............        --           --       (248,047)            --             --         (248,047)
Net loss..................................        --           --             --             --       (298,165)        (298,165)
                                           ---------    ---------     ----------    -----------   ------------      -----------
Balance at December 31, 1998.............. 5,775,956        5,776        (57,032)       (37,550)      (327,924)        (416,730)

Shares issued for cash, $0.05 per share,
 January 1999 .........................       34,833           35          1,707             --             --            1,742
Shares issued for cash, $0.10 per share,
 March through December 1999...........    2,171,500        2,171        214,979             --             --          217,150
Shares issued for cash, $0.20 per share,
 April 1999.............................     150,000          150         29,850             --             --           30,000
Shares issued for services valued at $0.30
 per share, April 1999..................     110,000          110         32,890             --             --           33,000
Shares issued for cash, $0.25 per share,
 September through November.............     196,000          196         48,804             --             --           49,000
Shares issued for cash, $0.30 per share,
 January through December 1999 .........      86,667           87         25,913             --             --           26,000
Shares issued for cash, $1.00 per share,
 December 1999.........................       41,000           41         40,959             --             --           41,000
Offset notes payable to officer...........        --           --             --         37,550             --           37,550
Share issue costs paid....................        --           --       (118,142)            --             --         (118,142)
Distributions to shareholders.............        --           --        (33,528)            --             --          (33,528)
Shares issued for a receivable from
 shareholder, $1.00 per share, December
 1999..................................       10,000           10          9,990        (10,000)            --               --
Net loss..................................        --           --             --             --       (304,205)        (304,205)
                                           ---------    ---------     ----------    -----------   ------------      -----------
Balance at December 31, 1999.............. 8,575,956    $   8,576     $  196,390    $   (10,000)  $    632,129      $  (437,163)
                                           =========    =========     ===========   ===========   ============      ===========

              The accompanying notes are an integral part of these
                              financial statements.

                          TAMBORA FINANCIAL CORPORATION
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                              Cumulative From
                                                                            September 19, 1997
                                                                           (Date of Inception)
                                                                            For the Years Ended
                                                                                   Through
                                                                                 December 31,
                                                                       -----------------------------       December 31,
                                                                                1999            1998               1999
                                                                       -------------   -------------      -------------
Cash Flows From Operating Activities
     Net loss                                                          $    (304,205)  $    (298,165)     $    (632,129)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Issuance of shares for services                                      33,000          50,500             83,500
         Allowance for related party bad debt expense                        177,380             --             177,380
     Change in current assets and liabilities:
         Accounts payable                                                      4,967           1,741              8,487
         Accrued interest payable to officers                                 52,232          42,492            111,317
         Accrued rent payable to officers                                     24,000          24,000             48,000
                                                                       -------------   -------------      -------------
         Net Cash Used in Operating Activities                               (12,626)       (179,432)          (203,445)
                                                                       -------------   -------------      -------------
Cash Flow From Investing Activities
     Increase in receivable from related party                              (177,380)             --           (177,380)
                                                                       -------------   -------------      -------------
         Net Cash Used in Investing Activities                              (177,380)             --           (177,380)
                                                                       -------------   -------------      -------------

Cash Flow From Financing Activities
     Proceeds from issuance of common stock                                  364,892         204,304            584,607
     Stock issuance costs paid                                              (118,142)             --           (118,142)
     Proceeds from payable to related party                                      390          58,752             59,003
     Cash received on receivable from shareholders                               --           60,000             60,000
     Increase in notes payable to officer                                     15,700          20,250             67,150
     Distributions to shareholders                                           (33,528)       (164,867)          (232,469)
                                                                       -------------   -------------      -------------

         Net Cash Provided by Financing Activities                           229,312         178,439            420,149
                                                                       -------------   -------------      -------------

Net Increase (Decrease) in Cash                                               39,306            (993)            39,324

Cash at Beginning of Period                                                       18           1,011                 --
                                                                       -------------   -------------      -------------
Cash at End of Period                                                  $      39,324   $          18      $      39,324
                                                                       =============   =============      =============

              The accompanying notes are an integral part of these
                              financial statements.

                          TAMBORA FINANCIAL CORPORATION
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

Non-Cash Investing and Financing Activities -- During 1997, 1998 and 1999, notes payable to an officer were offset against the receivable from shareholders in the amounts of $31,200, $16,250 and $37,550, respectively. The receivable from shareholders originated from the issuance of common stock to the officer.

During 1997, 2,900,000 shares of common stock were issued to an officer in exchange for a receivable from the officer in the amount of $145,000.

During 1997, 1998 and 1999, the Company's major shareholder made payments to American Financial Holding, Inc. (AFH) on behalf of Tambora in the amount of $184,351, $83,180 and $59,142, respectively. The payments during 1997 and 1998 were accounted for as an increase in distributions to shareholders and an increase to the note payable to an officer. The payments during 1999 were accounted for as a decrease in a payable to related party (AFH) and an increase to the note payable to an officer.

During 1999, the Company issued 10,000 shares of common stock to a shareholder at $1.00 per share in exchange for a receivable in the amount of $10,000. Subsequent to year-end, during January 2000, the Company received the $10,000 cash from the investor in satisfaction of this receivable.

                          TAMBORA FINANCIAL CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization --Tambora Financial Corporation ("Tambora" or the "Company") was incorporated in Utah on September 19, 1997 to act as a financial services company to provide any and all financial, insurance, or other products and services and to invest in companies providing financial and insurance related services.

Development Stage Enterprise -- The Company is considered to be in the development stage. Since inception, the Company has spent most of its efforts raising capital and it has not yet had revenues. The Company has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations. Tambora did have limited revenue relating to a southern California office, however, the records relating to that subsidiary are no longer available to Tambora and the related revenue can not be verified. Accordingly, they are not presented herein and all costs involved in that office are included in operating expenses for the year ended December 31, 1998.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Basis of Presentation -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 1999 and 1998, the Company incurred net losses of $274,305 and $298,165, respectively. As of December 31, 1999, the accumulated deficit from inception totaled $602,229. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. There were no potentially issuable common shares outstanding during any period presented. Accordingly, diluted loss per share is the same as basic loss per share.

NOTE 2 - ACQUISITION OF INCOME BUILDERS

During September 1997, Tambora and American Financial Holding, Inc. ("AFH"), publicly-held corporations under common control, entered into an agreement whereby AFH would transfer all of the outstanding common stock of Income Builders, Inc. ("Income Builders"), a master insurance agency, to Tambora. Under the terms of the agreement, Tambora paid $500,000 and issued 4,899,533 shares of its common stock to AFH. Tambora made payments on the $500,000 obligation to AFH during 1997, 1998 and 1999. Through December 31, 1999, Tambora had paid the $500,000. On October 24, 2000, Tambora issued 4,899,533 shares of common stock to AFH, at which time Income Builders was transferred to Tambora (unaudited).

                          TAMBORA FINANCIAL CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


As required by AICPA Interpretation No. 39 to Accounting Principles Board Opinion No. 16, "Transfers and Exchanges Between Companies Under Common Control," the assets and liabilities of Income Builders, Inc. to be transferred must be accounted for at their historical cost rather than at their fair values. The historical cost of Income Builders, Inc. to AFH is zero. As a result, the payments made to or in behalf of AFH, up to $500,000, have been accounted for as constructive distributions of the Company's capital.

Summary unaudited pro forma results of operations for the year ended December 31, 1999, assuming the acquisition of Income Builders had occurred on January 1, 1999, are as follows:

                  Revenues .....................................$3,021,424
                  Net loss .....................................  (283,808)
                  Net loss per common share.....................     (0.02)

NOTE 3 - NOTE RECEIVABLE FROM RELATED PARTY AND DISTRIBUTIONS TO SHAREHOLDERS

As discussed in Note 2, Tambora entered into an agreement with AFH whereby Tambora would acquire Income Builders. Through December 31, 1999, the Company and its officer had paid $677,380 to or in behalf of AFH. Accordingly, $500,000 of the payments to AFH represent a deposit to be applied towards the purchase of Income Builders and the $177,380 of the payments over the $500,000 as of December 31, 1999 are payable to the Company under the terms of a $177,380 promissory note dated December 31, 1999. The promissory note bears interest at 18% and is due on demand.

In connection with the $177,380 promissory note receivable from AFH, the Company has recognized an allowance against the full amount of the note due to the financial condition of AFH and its inability to repay the note. The related bad debt expense was recognized during the year ended December 31, 1999.

NOTE 4 - NOTES PAYABLE TO OFFICER AND PAYABLE TO RELATED PARTY

The executive officer and major shareholder of the Company made cash payments to the Company during 1997, 1998 and 1999 of $31,200, $20,250, and $15,700, respectively, under the terms of notes payable to the officer. This same officer and shareholder also made payments to AFH on behalf of Tambora during 1997, 1998, and 1999, of $184,351, $83,180, and $59,142, respectively, under the same terms.  During 1997,  1998 and 1999,  $31,200,  $16,250 and $37,550 of the notes payable were offset against a receivable from the officer which arose from the issuance of common stock to the officer in 1997. The resulting $308,823 notes payable to the officer at December 31, 1999 bear interest at 18% per annum and are due on demand.

During 1998 and 1999, AFH paid expenses on behalf of Tambora of $58,752 and $390, respectively, resulting in a balance due to AFH of $59,142. The balance was paid in full by an officer and shareholder of the Company during 1999, as discussed in the preceding paragraph.

NOTE 5 - INCOME TAXES

The Company has not paid any federal or state income taxes. The Company had operating loss carry forwards of $451,618 as of December 31, 1999 which expire, if unused, from 2017 through 2019. The components of the deferred tax assets as of December 31, 1999 were as follows:

                          TAMBORA FINANCIAL CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


         Operating loss carry forwards                         $     168,453
         Allowance for doubtful account from related party            66,163
                                                               -------------
              Total deferred tax assets                              234,616
         Valuation allowance                                        (234,616)
                                                               -------------
         Net Deferred Tax Asset                                $          -
                                                               =============

The amount of and ultimate realization of the deferred tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance against the full amount of its deferred tax assets. Management believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets to warrant the valuation allowance.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss for the years ended December 31, 1999 and 1998 with the benefit from income taxes: 1999 1998

         Benefit at statutory rate (34%)          $  (103,430)     $  (101,376)
         Change in valuation allowance                113,468          111,216
         State tax benefit, net of federal tax        (10,038)          (9,840)
                                                  -----------      -----------

         Net Benefit From Income Taxes            $        -       $        -
                                                  ===========      ===========

NOTE 6 - STOCKHOLDERS' DEFICIT

Tambora has issued common stock through private offerings since inception at prices ranging from $0.05 per share in 1997 to $1.00 per share in 1999 and subsequently. Thereafter, the prices for common stock were established on the dates subscription agreements were signed by investors but the issuances were recorded on the dates funds were received from the investors. During October 1997, the Company issued 2,900,000 shares of common stock for receivables from two shareholders in the amount of $145,000, or $0.05 per share, and issued 360,000 upon receipt of $15,412, net of $20,588 in offering costs.

During 1998, the Company issued 1,994,290 common shares for cash at $0.10 per share and 16,666 common shares for cash at $0.30 per share. The Company collected $60,000 from shareholders during 1998 on the receivables from the shareholders. The Company issued 505,000 common shares for services during 1998 valued at $50,500, or $0.10 per share. The value ascribed to the services was based upon the average value shares were issued to outside investors for cash during 1998.

During 1999, the Company issued 34,833 common shares for cash at $0.05 per share; 2,171,500 common shares at $0.10 per share; 150,000 common shares at $0.20 per share; 196,000 common shares at $0.25 per share; 86,667 common shares at $0.30 per share and 51,000 shares at $1.00 per share. The Company also issued 110,000 common shares for services during 1998 valued at $33,000, based upon the average price stock was issued to investors for cash during 1999.

The Company incurred costs in connection with the issuance of common stock. The incremental costs directly attributable to the offering of securities were charged against the gross proceeds of the offering. During the years ended December 31, 1999, 1998 and 1997, the direct costs charged against the gross proceeds were $118,142, $125 and $20,588, respectively.

                          TAMBORA FINANCIAL CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 7 - SUBSEQUENT EVENTS

Collection of Receivable from Shareholder -- During January 2000, Tambora received $10,000 cash in satisfaction of a receivable from shareholders.

Common Stock Issued for Cash- From January 1, through October 24, 2000, the Company issued 619,972 shares of common stock upon receipt of cash in the amount of $619,972, or $1.00 per share.

On October 20, 2000, the Company issued 12,500 shares of common stock upon receipt of cash in the amount of $18,750, or $1.50 per share. (Unaudited).

Common Stock Issued for Services- From April through June 2000, the Company issued 550,000 shares of common stock to certain shareholders for services. The common stock issued was valued at $1.00 per share based upon prices stock was issued to investors for cash during 2000.

Completion of Income Builders Acquisition -- As further described in Note 2 - Acquisition of Income Builders, Tambora completed its acquisition of Income Builders by issuing 4,899,533 common shares on October 24, 2000. (Unaudited).