Form 10QSB
period 2000-03-31
AMERICAN FINANCIAL HOLDING INC /DE
filed 2001-03-01
CIK 357097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission file number 0-12666

                        American Financial Holding, Inc.
            --------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

               Delaware                                  87-0458888
     --------------------------                      -----------------
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification No.)

                    914 Rio Virgin Drive St. George, UT 84790
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (435) 674-1181
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,279,449 shares of common stock, par value $.01 per share, issued and outstanding as of February 21, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                        AMERICAN FINANCIAL HOLDING, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

  Item                            Description                              Page
-------     ------------------------------------------------------------  ------
                          Part I. Financial Information

   1.        Condensed Consolidated Balance Sheets--March 31,
              2000 and December 31, 1999 (unaudited)....................     2
   1.        Condensed Consolidated Statements of Operations for
              the Three Months Ended March 31, 2000 and 1999
              (unaudited)...............................................     3
   1.        Condensed Consolidated Statement of Cash Flows for
              the Three Months Ended March 31, 2000 and 1999
              (unaudited)...............................................     4
   1.        Notes to Condensed Consolidated Financial Statements
              (unaudited)...............................................     5
   2.        Management's Discussion and Analysis or Plan of
              Operations................................................     7

                           Part II. Other Information

   1         Legal Proceedings..........................................     9
   6.        Exhibits and Reports on Form 8-K...........................    10
   --        Signatures.................................................    11

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  SPECIAL NOTE

         This report on Form 10-QSB for the interim period ended March 31, 2000, of American Financial Holding, Inc. (the "Company"), is being filed in February 2001, substantially after its due date. This report should be read in conjunction with other periodic reports reporting events occurring after December 31, 1999. Such other periodic reports and the information set forth therein should be read in conjunction with the Company's annual report on Form 10-KSB, which contains information as of December 31, 1999, and this quarterly report on Form 10-QSB, unless otherwise indicated.

         The consolidated condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                           March 31,         December 31,
                                                                                                2000                 1999
                                                                                    ----------------     ----------------
                                     ASSETS

Current Assets
     Cash     ..................................................................    $          2,987     $          1,203
                                                                                    ----------------     ----------------
         Total Current Assets...................................................               2,987                1,203
                                                                                    ----------------     ----------------

Property and Equipment
     Equipment..................................................................              14,334               14,334
     Furniture and fixtures.....................................................              16,000               16,000
                                                                                    ----------------     ----------------
                                                                                              30,334               30,334

Less accumulated depreciation...................................................             (30,123)             (30,123)
                                                                                    ----------------     ----------------
         Net Property and Equipment.............................................                 211                  211
                                                                                    ----------------     ----------------

Total Assets  ..................................................................    $          3,198     $          1,414
                                                                                    ================     ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable...........................................................    $        204,483     $        204,483
     Accrued rent payable to officers...........................................             168,000              168,000
     Payable to Tambora Financial Corporation...................................             682,480              677,380
     Interest payable to Tambora Financial Corporation..........................              15,964               15,964
     Payable to Triad Financial Systems, Inc. owners............................             240,014              240,014
     Interest payable to Triad Financial Systems, Inc. owners...................             123,962              123,962
     Payable to officers........................................................              18,865               18,865
     Net liabilities of discontinued operations.................................             178,245              125,763
                                                                                    ----------------     ----------------
         Total Current Liabilities..............................................           1,632,013            1,574,431
                                                                                    ----------------     ----------------

STOCKHOLDERS' DEFICIT

Common stock -  $0.01 par value; 20,000,000 shares authorized;
 4,279,449 shares issued and outstanding........................................              42,794               42,794
Additional paid-in capital......................................................           7,431,326            7,431,326
Receivable from stockholders, net of reserve of $2,745,160 and
  $2,701,917, respectively......................................................            (168,000)            (168,000)
Accumulated deficit.............................................................          (8,934,935)          (8,879,137)
                                                                                    ----------------     ----------------
     Total Stockholders' Deficit..................................................        (1,628,815)          (1,573,017)
                                                                                    ----------------     ----------------
Total Liabilities and Stockholders' Deficit.......................................  $          3,198     $          1,414
                                                                                    ================     ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                                2000                 1999
                                                                                    ----------------     ----------------
Revenue.........................................................................    $            --      $            --

General and Administrative Expenses.............................................             (46,557)            (108,540)
                                                                                    ----------------     ----------------

Loss From Operations............................................................             (46,557)            (108,540)
                                                                                    ----------------     ----------------

Other Income (Expense)
     Interest income............................................................              43,242               38,126
     Interest expense...........................................................                 --               (12,585)
                                                                                    ----------------     ----------------
     Other Income, Net..........................................................              43,242               25,541
                                                                                    ----------------     ----------------

Loss From Continuing Operations.................................................              (3,315)             (82,999)

Income (Loss) From Discontinued Income Builders Operations......................             (52,483)               5,099
                                                                                    ----------------     ----------------

Net Loss........................................................................    $        (55,798)    $        (77,900)
                                                                                    =================    ================

Basic and Diluted Loss Per Share:
     Loss From Continuing Operations Per Share..................................    $            --      $          (0.02)
     Income (Loss) From Discontinued Operations Per Share.......................               (0.02)                 --
                                                                                    ----------------     ---------------
     Net Loss Per Share.........................................................    $          (0.02)     $         (0.02)
                                                                                    ================      ===============

Weighted-Average Number of Common Shares Outstanding............................           4,279,449            4,279,449
                                                                                    ================     ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                                2000                 1999
                                                                                    ----------------     ----------------
Cash Flows from Operating Activities
Net loss........................................................................    $        (55,798)    $        (77,900)
Adjustments to reconcile net loss to net cash used in
 operating activities
     Depreciation...............................................................                 --                   124
     Increase (decrease) in net liabilities of discontinued operations..........              52,482               (5,099)
Changes in assets and liabilities
     Increase in accounts payable...............................................                 --                 2,574
     Decrease in stockholders receivable........................................                 --               (12,000)
     Increase in interest payable to related party..............................                 --                 3,991
     Increase in accrued rent payable to officers...............................                 --                12,000
     Increase in interest payable to Triad Financial Systems, Inc.
       owners ..................................................................                 --                 8,594
                                                                                    ----------------     ----------------
         Net Cash Used in Operating Activities..................................              (3,316)             (67,716)
                                                                                    ----------------     ----------------
Cash Flows from Financing Activities
     Increase in payable to Tambora Financial Corporation.......................               5,100               67,415
     Cash received from payable to officers.....................................                 --                   394
                                                                                    ----------------     ----------------

Net Cash Provided by Financing Activities.......................................               5,100               67,809
                                                                                    ----------------     ----------------
Net Increase in Cash............................................................               1,784                   93

Cash at Beginning of Period.....................................................               1,203                  834
                                                                                    ----------------     ----------------
Cash at End of Period...........................................................    $          2,987     $            927
                                                                                    ================     ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of American Financial Holding, Inc. and include the accounts of its wholly-owned subsidiary, Income Builders Inc., which are shown as discontinued operations. These financial statements are condensed, and therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in the Company's report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

Business Condition -- The Company has an accumulated deficit of $8,934,935 as of March 31, 2000. It has had losses from operations and negative cash flows from operating activities during the three month-periods ended March 31, 2000 and 1999. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans include the issuance of common stock to provide financing for payment of the Company's liabilities. The Company's investment in Income Builders, Inc. was transferred to Tambora Financial Corporation in October 2000. The transfer resulted in a $799,688 reduction of liabilities. Management further plans to distribute a portion of the Tambora Financial Corporation stock, received in the transfer of Income Builders, Inc., to certain creditors in satisfaction of approximately $363,972 of liabilities. There is no assurance that the Company will be successful in issuing stock for cash or that the proceeds therefrom, if issued, will be sufficient to pay the Company's remaining obligations in full.

NOTE 2 -- COMMITMENTS AND CONTINGENCIES

SEC Enforcement -- On October 9, 1996, the Company was advised by the Enforcement Division of the Securities and Exchange Commission (the "Commission") that it is considering recommending that the Commission bring an enforcement action, which could include a civil penalty, against the Company in the U.S. District Court for failing to file timely periodic reports in violation of Section 13(a) of the Securities and Exchange Act of 1934 and the rules thereunder.

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

Legal Proceedings -- On December 20, 1999, Robert M. Bridge filed suit against the Company in the Third District Court in Salt Lake County, Utah, styled Bridge
v. American Financial Holding, Inc., Triad Financial Systems, Inc., Raymond L. Punta and Kenton L. Stanger (Civil No. 990912544). Mr. Bridge's complaint alleges that he is entitled to the return of a $100,000 investment made in 1993, in which he purchased the Company's stock in anticipation of the acquisition of an insurance company. The complaint alleges claims for breach of contract, fraud and misrepresentation, and claims for a "guarantee" against Messrs. Punta and Stanger. The Company has answered the complaint, denying its material allegations and raising several affirmative defenses, including the applicable statutes of limitation. The Company intends to vigorously defend this matter, asserting, among other defenses, that at times the plaintiff could have sold his stock at a multiple of his purchase price. Discovery has commenced but is in its early stages. No trial date has been set.

NOTE 3 -- SUBSEQUENT EVENT

The Company has entered into an agreement to sell for $300,000 a total of 15.0 million shares of common stock at a price of $0.01 per share, or an aggregate of $150,000, and $150,000 in principal amount of promissory notes, automatically convertible into an aggregate of 49.2 million shares of common stock on the effectiveness of a 21.4-to-1 reverse split of the issued and outstanding shares. The persons making the $300,000 investment have agreed to execute a majority written consent approving the proposed reverse stock split, the appointment of their designees to the board of directors and the authorization of a class of preferred stock. On the effectiveness of the reverse stock split and related matters, the Company will issue 400,000 shares of common stock to a third party for services. The securities sold by the Company and the consideration therefor are being held pending the Company's completion of its annual report on Form 10-KSB for the year ended December 31, 2000, an information statement to be distributed to the Company's stockholders relating to the matters to be approved by the majority written consent of its stockholders and certain other conditions. After giving effect to the foregoing, the Company will have an aggregate of 3.6 million shares of common stock issued and outstanding. Proceeds from the sale of the above securities will be applied to satisfy certain accrued obligations.

--------------------------------------------------------------------------------
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

The Company's Ability to Continue as a Going Concern

         The Company has extremely limited working capital, no credit lines and insufficient revenue to meet its operating requirements. The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. The foregoing raises substantial concerns respecting the ability of the Company to continue as a going concern.

Income Builders Discontinued Operations

         During September 1997, the Company sold its wholly-owned subsidiary, Income Builders, Inc., to Tambora Financial Corporation, a corporation under common control. Tambora Financial Corporation purchased Income Builders, Inc. by paying the Company an aggregate of $500,000 in 1997, 1998 and 1999, and issuing the Company 4,899,533 shares of Tambora Financial Corporation common stock in October 2000. The financial statements of the Company reflect Income Builders, Inc. as discontinued operations.

Results of Operations

         The Company had no revenue during the first quarter of either 2000 or 1999. General and administrative expenses declined to $46,557 during the first quarter of 2000, as compared to the same quarter of 1999, principally as a result of reduced executive compensation and other administrative expenses during 2000. Net interest income resulting from notes receivable from stockholders increased in the first quarter of 2000, as compared to the same period in 1999, as a result of the larger principal balances outstanding during 2000.

Liquidity on Capital Resources

         The Company was entirely dependent on advances of $5,100 from Tambora Financial Corporation for its capital requirements to provide net cash of $3,316 used in operating activities. Cash requirements were substantially less in 2000 than in 1999, due to the discontinuation of the Company's Income Builders, Inc. operations.

         The Company had no assured source of required additional capital resources, although it expected that Tambora Financial Corporation would continue with additional advances as minimally required for the Company to maintain its corporate existence.

Capital Requirements and Plan of Operation

         Net liabilities of discontinued operations of $178,245 and $500,000 of the payable to a related party were relieved in October 2000, upon the transfer of Income Builders to Tambora Financial Corporation. The Company plans to settle the payable to Triad owners and related interest totaling $363,976 by the distribution of 300,084 shares of Triad common stock to the Triad owners.

         In January 2001, the Company assigned accounts receivable from officers, directors and others, with aggregate principal and accrued interest of $3,042,887, before offsets totaling $168,000, to Debt Reduction Trust in consideration of such trust's assumption of any and all liabilities for withholding taxes or other payroll burdens due federal or state authorities relating to the characterization of any of the amounts paid to the obligors as compensation and such trust's agreement to indemnify the Company and hold it harmless from and against any related loss. Debt Reduction Trust is an irrevocable trust created by Kenton L. Stanger. The sole trustee of the Debt Reduction Trust is currently Chelton Feeny, a director, and the beneficiary is Mr. Stanger's wife or estate. Other than the obligations assigned to Debt Reduction Trust as noted above, the trust's only assets consist of 25,000 shares of the Company's common stock.

         In addition to funds required to satisfy past due accounts payable, the Company will require at least $50,000 to $100,000 during the next twelve months to complete required accounting and auditing work, complete reports to regulatory authorities and stockholders, defend pending litigation and related matters to maintain its corporate good standing. Additional amounts would be required if the pending litigation results in an award or settlement in favor of the plaintiff. The Company has no funds with which to pay these amounts, but will depend primarily on the sale of additional securities for such funding. The Company cannot assure it will be able to obtain required funding or that it will be able to continue. The Company does not believe that its principal, nonliquid assets, its stock in Tambora to be distributed to the Company's stockholders and others and its notes receivable from officers, directors and others are readily convertible to cash to satisfy claims of creditors.

         The Company plans to seek active operations and related funding, which will likely result in a recapitalization of the Company and the issuance of substantial amounts of securities that will dilute the percentage interest in the Company held by existing stockholders.

Sale of Securities to New Investors

         The Company has entered into an agreement to sell for $300,000 a total of 15.0 million shares of common stock at a price of $0.01 per share, or an aggregate of $150,000, and $150,000 in principal amount of promissory notes, automatically convertible into an aggregate of 49.2 million shares of common stock on the effectiveness of a 21.4-to-1 reverse split of the issued and outstanding shares. The persons making the $300,000 investment have agreed to execute a majority written consent approving the proposed reverse stock split, the appointment of their designees to the board of directors and the authorization of a class of preferred stock. On the effectiveness of the reverse stock split and related matters, the Company will issue 400,000 shares of common stock to a third party for services. The securities sold by the Company and the consideration therefor are being held pending the Company's completion of its annual report on Form 10-KSB for the year ended December 31, 2000, an information statement to be distributed to the Company's stockholders relating to the matters to be approved by the majority written consent of its stockholders and certain other conditions. After giving effect to the foregoing, the Company will have an aggregate of 3.6 million shares of common stock issued and outstanding.

         Proceeds from the sale of the above securities will be applied to satisfy certain accrued obligations. Therefore, the Company will still require additional funds to meet future requirements, including any requirements for any new activities.

                           PART II--OTHER INFORMATION

--------------------------------------------------------------------------------
                           ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         The Company is not a party to any material legal proceedings except as noted below, and no such proceedings have been threatened by or, to the best of its knowledge, against it.

         On October 9, 1996, the Company was advised by the Enforcement Division of the Securities and Exchange Commission (the "Commission") that it is considering recommending that the Commission bring an enforcement action, which could include a civil penalty, against the Company in the U.S. District Court for failing to file timely periodic reports in violation of Section 13(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

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

         On December 20, 1999, Robert M. Bridge filed suit against the Company in the Third District Court in Salt Lake County, Utah, styled Bridge v. American Financial Holding, Inc., Triad Financial Systems, Inc., Raymond L. Punta and Kenton L. Stanger (Civil No. 990912544). Mr. Bridge's complaint alleges that he is entitled to the return of a $100,000 investment made in 1993, in which he purchased the Company's stock in anticipation of the acquisition of an insurance company, costs, attorney's fees, and interest. The complaint alleges claims for breach of contract, fraud and misrepresentation, and claims for a "guarantee" against Messrs. Punta and Stanger. The Company has answered the complaint, denying its material allegations and raising several affirmative defenses, including the applicable statutes of limitation. The Company intends to vigorously defend this matter, asserting, among other defenses, that at times the plaintiff could have sold his stock at a multiple of his purchase price. Discovery has commenced but is in its early stages. No trial date has been set.

--------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)      Exhibits.  None

         (b) Reports on Form 8-K. During the quarter ended March 31, 2000, the Company did not file any reports on Form 8-K.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN FINANCIAL HOLDING, INC.
                                           (Registrant)

Dated:   February 28, 2001                 By   /s/ Kenton L. Stanger
                                                ---------------------
                                                Kenton L. Stanger, President
                                                (Principal Financial and
                                                Chief Accounting Officer)