Form 10QSB
period 2000-09-30
AMERICAN FINANCIAL HOLDING INC /DE
filed 2001-03-01
CIK 357097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                        AMERICAN FINANCIAL HOLDING, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

 Item                             Description                               Page
------    ---------------------------------------------------------------- -----

                          Part I. Financial Information

  1.         Condensed Consolidated Balance Sheets--September 30,
               2000 and December 31, 1999 (unaudited).....................   2

  1.         Condensed Consolidated Statements of Operations for
               the Three and Nine Months Ended September 30, 2000
               and 1999 (unaudited).......................................   3

  1.         Condensed Consolidated Statement of Cash Flows
               for the Nine Months Ended September 30, 2000
               and 1999 (unaudited).......................................   4

  1.         Notes to Condensed Consolidated Financial Statements
               (unaudited)................................................   5

  2.         Management's Discussion and Analysis or Plan of
               Operations.................................................   7

                    Part II. Other Information

  1.         Legal Proceedings............................................   9
  6.         Exhibits and Reports on Form 8-K.............................  10
  --         Signatures...................................................  11

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  SPECIAL NOTE

         This report on Form 10-QSB for the interim period ended September 30, 2000, of American Financial Holding, Inc. (the "Company"), is being filed in February 2001, substantially after its due date. This report should be read in conjunction with other periodic reports reporting events occurring after December 31, 1999. Such other periodic reports and the information set forth therein should be read in conjunction with the Company's annual report on Form 10-KSB, which contains information as of December 31, 1999, and this quarterly report on Form 10-QSB, unless otherwise indicated.

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

                        AMERICAN FINANCIAL HOLDING, INC.
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       September 30,         December 31,
                                                                                                2000                 1999
                                                                                    ----------------     ----------------
                                     ASSETS
Current Assets
     Cash     ..................................................................    $            254     $          1,203
                                                                                    ----------------     ----------------
         Total Current Assets...................................................                 254                1,203
                                                                                    ----------------     ----------------

Property and Equipment
     Equipment..................................................................              14,334               14,334
     Furniture and fixtures.....................................................              16,000               16,000
                                                                                    ----------------     ----------------
                                                                                              30,334               30,334

Less accumulated depreciation...................................................             (30,334)             (30,123)
                                                                                    ----------------     ----------------
         Net Property and Equipment.............................................                 --                   211
                                                                                    ----------------     ----------------

Total Assets  ..................................................................    $            254     $          1,414
                                                                                    ================     ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable...........................................................    $        211,350     $        204,483
     Accrued rent payable to officers...........................................             168,000              168,000
     Payable to Tambora Financial Corporation...................................             690,196              677,380
     Interest payable to Tambora Financial Corporation..........................              15,964               15,964
     Payable to Triad Financial Systems, Inc. owners............................             240,014              240,014
     Interest payable to Triad Financial Systems, Inc. owners...................             123,962              123,962
     Payable to officers........................................................              18,865               18,865
     Net liabilities of discontinued operations.................................             120,458              125,763
                                                                                    ----------------     ----------------
         Total Current Liabilities..............................................           1,588,809            1,574,431
                                                                                    ----------------     ----------------

STOCKHOLDERS' DEFICIT

Common stock -  $0.01 par value; 20,000,000 shares authorized;
 4,279,449 shares issued and outstanding........................................              42,794               42,794
Additional paid-in capital......................................................           7,431,326            7,431,326
Receivable from stockholders, net of reserve of $2,788,402 and
  $2,701,917, respectively......................................................            (168,000)            (168,000)
Accumulated deficit.............................................................          (8,894,675)          (8,879,137)
                                                                                    -----------------    ----------------
     Total Stockholders' Deficit................................................          (1,588,555)          (1,573,017)
                                                                                    ----------------     ----------------
Total Liabilities and Stockholders' Deficit.....................................    $            254     $          1,414
                                                                                    ================     ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Three Months        For the Nine Months
                                                                           Ended September 30,        Ended September 30,
                                                                             2000         1999          2000         1999
                                                                      -----------  -----------  ------------  -----------
Revenue  .............................................................$         -  $         -  $          -  $         -

General and Administrative Expenses...................................    (56,770)    (108,540)     (150,570)    (325,620)
                                                                      -----------  -----------  ------------  -----------

Loss From Operations..................................................    (56,770)    (108,540)     (150,570)    (325,620)
                                                                      -----------  -----------  ------------  -----------

Other Income (Expense)
     Interest income..................................................     43,242       38,126       129,727      114,378
     Interest expense.................................................         -       (12,585)           -       (37,755)
                                                                      -----------  -----------  ------------  -----------
     Other Income, Net................................................     43,242       25,541       129,727       76,623
                                                                      -----------  -----------  ------------  -----------

Loss From Continuing Operations.......................................    (13,528)     (82,999)      (20,843)    (248,997)

Income (Loss) From Discontinued Income Builders' Operations...........     55,897      (26,716)       (5,304)     (91,052)
                                                                      -----------  -----------  ------------- -----------

Net Income (Loss).....................................................$    42,369  $  (109,715) $    (26,147) $  (340,049)
                                                                      ===========  ===========  ============  ===========

Basic and Diluted Loss Per Share......................................
     Loss From Continuing Operations Per Share........................$         -  $     (0.02) $      (0.01) $     (0.06)
     Income (Loss) From Discontinued Operations Per Share.............       0.01        (0.01)            -        (0.02)
                                                                      -----------  -----------  ------------  -----------
     Net Income (Loss) Per Share......................................$      0.01  $     (0.03) $      (0.01) $     (0.08)
                                                                      ===========  ===========  ============  ===========

Weighted-Average Number of Common Shares Outstanding..................  4,279,449    4,279,449     4,279,449    4,279,449
                                                                      ===========  ===========  ============  ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN FINANCIAL HOLDING, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the Nine Months
                                                                                               Ended September 30,
                                                                                                2000                 1999
                                                                                    ----------------     ----------------
Cash Flows From Operating Activities

Net loss..........................................................................  $        (26,147)    $       (340,049)
Adjustments to reconcile net loss to net cash used in
 operating activities
     Depreciation.................................................................               211                  372
     Decrease in net liabilities of discontinued operations.......................             5,305               91,052
Changes in assets and liabilities
     Increase in accounts payable.................................................             6,866                7,722
     Decrease in stockholders' receivable.........................................               --               (36,000)
     Increase in interest payable to related party................................               --                11,973
     Increase in accrued rent payable to officers.................................               --                36,000
     Increase in interest payable to Triad Financial Systems, Inc.
       owners ....................................................................               --                25,782
                                                                                    ----------------     ----------------
         Net Cash Used in Operating Activities....................................           (13,765)            (203,148)
                                                                                    ----------------     ----------------
Cash Flows From Financing Activities
     Increase in payable to Tambora Financial Corporation.........................            12,816              202,245
     Cash received from payable to officers.......................................               --                 1,182
                                                                                    ----------------     ----------------

Net Cash Provided by Financing Activities.........................................            12,816              203,427
                                                                                    ----------------     ----------------
Net Increase in Cash..............................................................              (949)                 279

Cash at Beginning of Period.......................................................             1,203                  834
                                                                                    ----------------     ----------------

Cash at End of Period.............................................................  $            254     $          1,113
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

Business Condition -- The Company has an accumulated deficit of $8,894,675 as of September 30, 2000. It has had losses from operations and negative cash flows from operating activities during the nine month-periods ended September 30, 2000 and 1999. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans include the issuance of common stock to provide financing for payment of the Company's liabilities. The Company's investment in Income Builders, Inc. was transferred to Tambora Financial Corporation in October 2000. The transfer resulted in a $799,688 reduction of liabilities. Management further plans to distribute a portion of the Tambora Financial Corporation stock, received in the transfer of Income Builders, Inc., to certain creditors in satisfaction of approximately $363,972 of liabilities. There is no assurance that the Company will be successful in issuing stock for cash or that the proceeds therefrom, if issued, will be sufficient to pay the Company's remaining obligations in full.

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

Results of Operations

         The Company had no revenue during either the third quarter or the first nine months of 2000 or 1999. General and administrative expenses declined during the third quarter and the first nine months of 2000, as compared to the corresponding periods in the preceding fiscal year, principally as a result of reduced executive compensation and other administrative expenses during 2000. Net interest income resulting from notes receivable from stockholders increased in the third quarter and first nine months of 2000, as compared to the corresponding periods in preceding fiscal year, as a result of the larger principal balances outstanding during 2000.

Liquidity on Capital Resources

         The Company was entirely dependent on advances of $12,816 from Tambora Financial Corporation and a net decrease in cash of $949 for its capital requirements of $13,765] used in operating activities during the first nine months of 2000. Cash requirements were substantially less in 2000 than in 1999, due to the discontinuation of the Company's Income Builders, Inc. operations.

         The Company had no assured source of required additional capital resources, although it expected that Tambora Financial Corporation would continue with additional advances as minimally required for the Company to maintain its corporate existence.

Capital Requirements and Plan of Operation

         Net liabilities of discontinued operations of $120,458 and $500,000 of the payable to a related party were relieved in October 2000, upon the transfer of Income Builders to Tambora Financial Corporation. The Company plans to settle the payable to Triad owners and related interest totaling $363,976 by the distribution of 300,084 shares of Triad common stock to the Triad owners.

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

--------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)      Exhibits.  None

         (b) Reports on Form 8-K. During the quarter ended September 30, 2000, the Company did not file any reports on Form 8-K.

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