Form 10KSB
period 2000-12-31
AMERICAN FINANCIAL HOLDING INC /DE
filed 2001-03-14
CIK 357097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  None.

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the average bid and asked price of such common equity, as of March 7, 2001, was $442,735.

         State the number of shares outstanding as of each of the issuer's classes of common equity, as of the latest practicable date: As of March 7, 2001, issuer had outstanding 19,279,449 shares of its common stock, par value $0.01. On a pro forma basis, after giving effect to a 21.4-to-one reverse stock split, the issuer would have 900,909 outstanding common shares.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
                                     PREFACE
--------------------------------------------------------------------------------

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

                                     PART I

--------------------------------------------------------------------------------
                        ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------
Current Status

         American Financial Holding, Inc. ("AFH") currently has no active operations or majority owned subsidiaries. Its assets consist of approximately
4.9 million shares of common stock of Tambora Financial Corporation ("Tambora") that AFH intends to distribute to its stockholders and others, subject to satisfying applicable regulatory requirements.

         Subsequent to December 31, 2000, AFH sold for $300,000 a total of 15.0 million shares of common stock (700,935 shares on a pro forma basis giving effect to the 21.4-to-one reverse stock split) for an aggregate of $150,000, and $150,000 in principal amount of promissory notes, automatically convertible into an aggregate of 49.2 million shares of common stock (2,299,065 shares on a pro forma basis giving effect to the 21.4-to-one reverse split). The persons making the $300,000 investment have agreed to execute a majority written consent approving the proposed reverse stock split, the appointment of their designees to the board of directors and the authorization of a class of preferred stock. On the effectiveness of the reverse stock split and related matters, AFH will issue 400,000 shares of post reverse-split common stock to a third party for services. The securities sold by AFH and the consideration therefor are being held pending AFH's completion of an information statement to be distributed to AFH's stockholders relating to the matters to be approved by the majority written consent of its stockholders and certain other conditions. After giving effect to the foregoing, AFH will have an aggregate of 3.6 million shares of post-split common stock issued and outstanding.

         Proceeds from the sale of the above securities will be applied to satisfy certain accrued obligations. Therefore, AFH will require additional funds to meet future requirements, including any requirements for any new activities.

Introduction and History

         Until late 1997, the operations of AFH consisted primarily of marketing annuity and life insurance products through its wholly-owned subsidiary, Income Builders, Inc., while it continued to seek funding for acquiring and operating an insurance company to reinsure and coinsure a portion of the products marketed by Income Builders. In late 1997, AFH agreed to transfer all of the stock of Income Builders, which markets life insurance and annuity products underwritten by other insurance providers, to Tambora in exchange for $500,000 in cash and approximately 4.9 million shares of Tambora common stock. The exchange was completed on October 24, 2000. Since its inception in September 1997, Tambora has been funded through the sale of common stock, including shares sold to officers and directors of AFH. As of December 31, 2000, AFH owned approximately 30.9% of the issued and outstanding Tambora stock on a temporary basis.

         Because of the common controlling stockholders of AFH and Tambora, the transactions between them have not been and are not the result of arm's-length negotiations and are subject to substantial conflicts of interest. See "Item 12. Certain Relationships and Related Transactions."

         Upon entering into the 1997 agreement to transfer Income Builders to Tambora, the operations of Income Builders were considered discontinued as to AFH. AFH plans to distribute its Tambora stock to the AFH stockholders and others, therefore, since October 24, 2000, the investment in Tambora is considered temporary and AFH has not recognized any of its share of the losses from Tambora, has carried the investment in Tambora at cost of zero, and has not recognized any participation in Income Builders' business. Tambora, through Income Builders, acts as an independent field marketing organization for LifeUSA Holding, Inc. ("LifeUSA"). Income Builders has been a leading national producer for LifeUSA for combined annuity and life premium sales in recent years. Tambora seeks to become a financial services holding company with broad-based marketing of life insurance and annuities, including the products of other insurance companies and ultimately its own products. The implementation of this plan will require substantial amounts of additional capital.

         In connection with AFH's acquisition of Income Builders as a wholly owned subsidiary in 1989, AFH agreed to use its best efforts to seek additional equity financing to fund the expansion of Income Builders. AFH now proposes to implement this goal through the plan outlined below in which Tambora, of which AFH currently and temporarily owns an approximately [30.9%] interest, will seek funding to purchase an insurance company and AFH will distribute its Tambora stock to the AFH stockholders and others.

         When used in this report, AFH refers to AFH without its interest in Tambora, unless the context requires otherwise, and Tambora refers to Tambora and its wholly owned subsidiaries, Income Builders and Tambora Marketing, Inc.

AFH's Ability To Continue as a Going Concern--Shortage of Working Capital and Continuing Losses

         As of December 31, 2000, AFH had a working capital deficit of $845,453, no credit lines and insufficient revenue to meet its operating requirements. For the years ended December 31, 2000 and 1999, AFH suffered net losses from continuing operations of $66,198 and $331,996, respectively, and as of December 31, 2000, had an accumulated deficit of $8,963,069. At December 31, 2000, AFH had a stockholders' deficit of $845,453. Since December 31, 2000, AFH has incurred continuing losses and increases in accumulated deficit. AFH expects that it will continue to incur operating losses and that its accumulated deficit will increase.

         AFH depended solely upon cash provided from the sale of Income Builders and loans from Tambora for funding during the preceding two fiscal years. Tambora, in turn, relied on funds from loans from stockholders and the sale of restricted common stock. AFH does not expect that Tambora will advance additional funds to AFH. Since December 31, 2000, AFH has received $300,000 from the sale of securities, but all of such funds are committed to pay accrued past due liabilities. The foregoing raises substantial concerns respecting the ability of AFH to continue as a going concern in the absence of its ability to borrow capital from Tambora.

         The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if AFH were unable to continue as a going concern. (See "Financial Statements: Note 1" and "Item 6: Management's Discussion and Analysis or Plan of Operation.")

Restructuring Plan

     Overview

         As noted above, in 1997, AFH agreed to sell its Income Builders marketing subsidiary to Tambora for $500,000 and the issuance of approximately
4.9 million shares of Tambora common stock. Such cash consideration has been paid and stock issued. AFH now proposes to complete this restructuring by distributing approximately 4.3 million shares of the Tambora stock received by AFH to its stockholders, except for stockholders holding 15,000,000 common shares issued on January 22, 2001, on an approximately one-to-one basis (one-to-21.4 pro forma post-split basis) and transferring the additional approximately 600,000 Tambora shares to two other groups.

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

         Following the distribution of the Tambora stock to AFH's stockholders, AFH's current stockholders, except for stockholders holding 15,000,000 shares issued on January 22, 2001, would have, in addition to their stock in AFH, shares of Tambora. Also, AFH then would have no operations or material assets and may be unable to continue. With the issuance on January 22, 2001, of 15,000,000 shares of AFH common stock, a change in control of AFH occurred. In addition to this change in control, AFH may seek to acquire other operations and assets, if available, in consideration of the issuance of a controlling block of common stock to the owners of assets or businesses that wish to become publicly held in a so-called "reverse acquisition."

     Background

         In view of the continuing inability to obtain the funding required to launch its coinsurance and reinsurance strategy within AFH, its management determined to form and fund initially a new entity separate from AFH in order to implement the restructuring plan described above. Tambora was incorporated as a Utah corporation in September 1997 by Kenton L. Stanger and funded initially by Messrs. Stanger, Raymond Punta, Tim Hansen, Ray Brown and Chelton Feeny, all of whom are directors of AFH. Tambora also received funding from the sale of common stock to others. Funds received by Tambora from the foregoing sources were used to pay Tambora's general and administrative expenses, purchase Income Builders, and advance cash to AFH.

         The founders saw the organization of Tambora as a possible mechanism to begin to develop a base that could fund the purchase and capitalization of an insurance company and acquire Income Builders from AFH for cash that could be used for AFH's requirements and stock that could be distributed to AFH's stockholders. AFH and Tambora agreed to the terms of a sale of Income Builders to Tambora for $500,000, plus approximately 4.9 million shares of common stock, subject to certain adjustments, so that the Tambora stock could be distributed to the holders of AFH's outstanding stock, except for stockholders holding 15,000,000 shares issued on January 22, 2001, on a one-for-one basis, prior to giving effect to the 21.4-to-one reverse split of the issued and outstanding AFH common stock. The number of shares of Tambora common stock was increased to include the number of additional shares necessary to satisfy AFH's obligation to holders of Triad Financial Systems, Inc. preferred stock as well as 320,000 shares to permit AFH to satisfy its antidilution obligation to East Bay Trust. As a result of the sale of Income Builders, AFH received $500,000 in cash to meet ongoing general and administrative expenses, including payments to officers and directors, and reduce accounts payable that were long past due. The 4.9 million shares of Tambora stock to be distributed to the AFH stockholders have been placed in escrow for distribution as agreed on the satisfaction of applicable regulatory requirements.

         By completing this transaction and the proposed distribution of Tambora stock to AFH's stockholders, AFH believes that its stockholders have an improved opportunity to participate, through their direct ownership of Tambora stock distributed to them, in the financial benefits resulting from consolidating an insurance and annuity marketing subsidiary with a coinsurance and reinsurance subsidiary. Tambora's financial statements do not reflect AFH's substantial accumulated deficit and stockholders' deficit, so it would not be as hampered as AFH in seeking required capital. AFH believes that the proposed distribution of the Tambora stock to AFH's stockholders, upon meeting applicable legal requirements and thereby making Tambora's stock eligible for public trading, would also improve Tambora's access to the capital markets.

         AFH believes that Tambora is better positioned than AFH to obtain funding to purchase and capitalize an insurance company subsidiary that could coinsure or reinsure a portion of the insurance and annuity products sold by Tambora and its subsidiaries. Tambora is currently seeking to identify an insurance company that may be available for purchase and to arrange for approximately $12.0 to $15.0 million in private equity that it believes will be required. Tambora currently has not identified any specific acquisition target.

         As of December 31, 2000, Tambora had approximately 15.1 million shares of common stock issued and outstanding, of which approximately 4,899,533 shares are held by AFH for distribution to its stockholders and creditors on the satisfaction of applicable legal requirements.

         With the sale of Income Builders to Tambora and the abandonment of office equipment, furniture and fixtures, AFH's sole remaining asset is its stock ownership interest in Tambora, which AFH intends to distribute to its stockholders. Accordingly, AFH is including the following description of Tambora's operations in order to fully disclose the status of AFH.

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

         As  of  December  2000,  Income  Builders  had  contracted  over  5,500 independent contractor-agents, of which approximately 1,800 to 2,000 have repetitive annual business, with 1999 and 2000 annual premium production of approximately $31 million and $33 million, respectively.

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

Personnel

         During 2000, AFH had no employees. AFH currently has no employees. During 2000, Tambora had two part-time employees, both of whom are executive officers and directors. Currently, Tambora has three full-time employees, all of whom are officers and directors. Income Builders has two full-time employees, both of whom are officers and directors of Income Builders. In addition to its employees, Income Builders contracts with regional independent agencies and insurance salesmen on an independent contractor basis as discussed above.

--------------------------------------------------------------------------------
                        ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

         During 2000, AFH's principal executive offices at 914 Rio Virgin Drive, St. George, Utah 84790, and additional offices at 2076 Ridgewood Way, Bountiful, Utah 84010, were provided without cost to AFH by Kenton L. Stanger and Raymond
L. Punta, respectively, executive officers and directors. Since January 1, 2000, Tambora has rented the same offices from such persons at $2,000 per month

         Tambora also rents office and clerical facilities from an unrelated party at 7272 Wisconsin Avenue, Suite 300, Bethesda, Maryland 20814, for approximately $2,000 per month.

--------------------------------------------------------------------------------
                           ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

         On December 20, 1999, Robert M. Bridge filed suit against AFH in the Third District Court in Salt Lake County, Utah, styled Bridge v. American Financial Holding, Inc., Triad Financial Systems, Inc., Raymond L. Punta and Kenton L. Stanger (Civil No. 990912544). Mr. Bridge's complaint alleges that he is entitled to the return of a $100,000 investment made in 1993, in which he purchased AFH's stock in anticipation of the acquisition of an insurance company, plus interest, costs and attorney's fees. The complaint alleges claims for breach of contract, fraud and misrepresentation, and claims for a "guarantee" against Messrs. Punta and Stanger. AFH has answered the complaint, denying its material allegations and raising several affirmative defenses, including the applicable statutes of limitation. AFH intends to vigorously defend this matter, asserting, among other defenses, that at times the plaintiff could have sold his stock at a multiple of his purchase price. Discovery is continuing.

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         AFH did not hold a meeting of its stockholders during the year ending December 31, 2000, nor were any matters submitted to a vote of AFH's stockholders.

                                    PART II

--------------------------------------------------------------------------------
                      ITEM 5. MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

         The following table sets forth the high and low closing bid quotations for AFH's common stock as reported on the EBB or the Pink Sheets, as the case may be, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions):

                                       High               Low
                                 ------------------ -----------------
     2000
       First quarter                    $0.51             $0.06
       Second quarter                    0.70              0.15
       Third quarter                     0.46              0.12
       Fourth quarter                    0.42              0.12

     1999
       First quarter                     0.45              0.32
       Second quarter                    0.70              0.10
       Third quarter                     0.10              0.01
       Fourth quarter                    0.22              0.01

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

         As of March 2001, there were 19,279,449 shares of common stock issued and outstanding (900,909 shares on a pro forma basis after giving effect to the 21.4-to-one reverse split) held by approximately 660 stockholders.

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

--------------------------------------------------------------------------------
       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

AFH's Ability To Continue as a Going Concern--Shortage of Working Capital and Continuing Losses

         As of December 31, 2000, AFH had a working capital deficit of $845,453, no credit lines and insufficient revenue to meet its operating requirements. For the years ended December 31, 2000 and 1999, AFH suffered net losses from continuing operations of $66,198 and $331,996, respectively, and as of December 31, 2000, had an accumulated deficit of $8,963,069. At December 31, 2000, AFH had a stockholders' deficit of $845,453. Since December 31, 2000, AFH has incurred continuing losses and increases in accumulated deficit. AFH expects that it will continue to incur operating losses and that its accumulated deficit will increase.

         AFH depended solely upon cash provided from the sale of Income Builders and loans from Tambora for funding during the preceding two fiscal years. Tambora, in turn, relied on funds from loans from stockholders and the sale of restricted common stock. AFH does not expect that Tambora will advance additional funds to AFH. .Since December 31, 2000, AFH has received $300,000 from the sale of securities, but all of such funds are committed to pay accrued past due liabilities. The foregoing raises substantial concerns respecting the ability of AFH to continue as a going concern in the absence of its ability to borrow capital from Tambora.

         The consolidated financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities if AFH were unable to continue as a going concern. (See "Financial Statements: Note 1.")

Liquidity and Capital

         AFH's cash requirements for 2000 and 1999 were provided by $17,291 and $271,235, respectively, in loans from Tambora and AFH officers. For the year ended December 31, 2000, AFH experienced negative cash flow from operating activities of $17,534, compared with negative cash flow from operating activities of $270,866 in 1999.

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

         As noted above, since December 31, 2000, AFH has received $300,000 from the sale of securities, but all of such funds are committed to pay accrued past due liabilities.

         In addition to funds required to satisfy past due accounts payable, AFH will require at least $50,000 to $100,000 during the next twelve months to complete required accounting and auditing work, complete reports to regulatory authorities and stockholders, defend pending litigation and related matters to maintain its corporate good standing. Additional amounts would be required if the pending litigation results in an award or settlement in favor of the plaintiff. AFH has no funds with which to pay these amounts, but will depend primarily on the sale of additional securities for such funding. AFH has received no commitment for any such required funding from its principal stockholders or any other person or group. AFH cannot assure it will be able to obtain required funding or that it will be able to continue. AFH does not believe that its principal, nonliquid asset, its stock in Tambora to be distributed to AFH stockholders and others, is readily convertible to cash to satisfy claims of creditors.

Results of Discontinued Operations

         On September 23, 1997, AFH entered into an agreement with Tambora Financial Corporation, a corporation under common control with it, to transfer Income Builders to Tambora in exchange for $500,000 and 4,899,533 shares of Tambora common stock. From 1997 through October 24, 2000, Tambora and one of its officer's paid or advanced $694,671 to or in behalf of AFH. On October 24, 2000, AFH transferred all issued and outstanding shares of Income Builders, Inc. to Tambora in exchange for a $500,000 reduction in the payable to Tambora and in exchange for 4,899,533 shares of Tambora common stock. Due to the transfer being with an entity under common control, the net liabilities of Income Builders on October 24, 2000, of $143,496, plus the $500,000 reduction in the payable to Tambora, were accounted for as capital contributions to AFH.

         The operations of Income Builders were recognized as discontinued operations through the date of the transfer to Tambora. Income Builders' commission revenue for 2000 through October 24, 2000, decreased $476,364, or 15.8%, to $2,545,060 from $3,021,424 during the year ended December 31, 1999.
The 2000 decrease is due to a reduction in business sold, a different product mix between 2000 and 1999, and the shortened reporting period for 2000. Commission expense decreased $439,661, or 17.4%, to $2,095,951 in 2000, as compared to $2,535,612 in 1999. This fluctuation reflects the effects of the decrease in commission revenue and ordinary variations in the commission schedule of various products, the age and other demographics of policy purchasers, the size of individual annuity and insurance policies sold, the commission schedules of the individual insurance agents selling particular policies and similar factors, which will likely continue to fluctuate in the future.

         Gross profit of $449,109 in 2000, or 17.6% of commission revenue, is a decrease from the $485,812 in gross profit in 1999, equivalent to 16.1% of commission revenue. This decrease in gross profit in 2000 is due to the foregoing factors and may not be indicative of the gross profit that may be expected in future periods.

         General and administrative expenses decreased $483,761, or 53.5%, to $419,703 in 2000, as compared to $903,464 a year earlier. Total other income (expense) decreased $616,787, or 105.6%, in 2000 to $(32,932), as compared to $583,855 in 1999. Total other income during 1999 resulted primarily from gains on sales of investment in securities, which gains did not continue during 2000.

         As a result of the foregoing, Income Builders' income decreased from income of $166,203 in 1999 to a loss of $3,526 in 2000. In addition to the $3,526 loss from Income Builders, AFH recognized losses in 2000 of $12,552 relating to Income Builders' minimum pension liability adjustment and $1,656 relating to Income Builders' unrealized losses on investment in securities. Accordingly, the loss from discontinued operations totaled $17,734 during 2000.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The  financial  statements of AFH,  including the required  independent
auditors'  report,   are  included  following  a  table  of  contents  beginning immediately following the signature page to this report.

--------------------------------------------------------------------------------
                   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         As previously reported in AFH's annual report on Form 10-KSB for the year ended December 31, 1999, on April 27, 2000, the board of directors of AFH approved the engagement of Robison Hill & Company ("Robison Hill"), Salt Lake City, Utah, as independent accountants and auditors to report on AFH's financial statements for the years ended December 31, 1999 and 1998, to succeed Jones Jensen & Co., Salt Lake City, Utah, as AFH's principal accountant.

         No consultations occurred between AFH and Robison Hill during the two fiscal years and any subsequent interim period prior to Robison Hill's appointment regarding either (a) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on AFH's financial statements or other information provided that was considered by AFH in reaching a decision as to an accounting, auditing or financial reporting issue, or (b) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

                                    PART III

--------------------------------------------------------------------------------
              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Current Directors and Executive Officers

         The directors and executive officers of AFH are as follows:

     Name             Age                          Office
------------------   ----        -----------------------------------------------
Kenton L. Stanger     67         Chief Executive Officer, President, Director
Raymond L. Punta      51         Executive Vice President, Director
Chelton S. Feeny      77         Director
Ray P. Brown          56         Executive Vice President-Marketing, Director
Tim L. Hansen         51         Executive Vice President-Marketing, Director

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

Board Meetings and Committees

         Members of the board of directors discussed various business matters informally on numerous occasions throughout the year. No formal actions were taken by vote in board meetings that occurred throughout the year or by unanimous consent during 2000. Directors who are employees of AFH received no compensation for services as directors.

         The  board  of  directors  has  no  standing   audit  or   compensation
committees.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to AFH during or respecting its last fiscal year ended December 31, 2000, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of AFH or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by
Section 16(a) of the Exchange Act during the most recently-completed, full fiscal year or prior fiscal year, except as noted in previous reports on Form 10-KSB.

--------------------------------------------------------------------------------
                        ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The following table sets forth, for each of the last three fiscal years in the period ending December 31, 2000, cash compensation received from AFH by any person serving as chief executive officer of AFH during the last preceding fiscal year and any of the three remaining most highly-compensated, other executive officers whose salary and bonus for all services in all capacities exceeded $100,000 for the most recent fiscal year:

                                         Summary Compensation Table

                                                                          Long Term Compensation
                                                                    ------------------------------------
                                       Annual Compensation                  Awards            Payouts
                               ------------------------------------ ------------------------ -----------
         (a)            (b)        (c)         (d)          (e)          (f)         (g)         (h)          (i)
                                                            Other                  Securities                 All
                                                           Annual      Restricted  Underlying                Other
                                                           Compen-       Stock      Options/      LTIP       Compen-
       Name and                                             sation       Award(s)     SARs       Payouts     sation
  Principal Position    Year   Salary ($)   Bonus ($)       ($)(1)        ($)        (#)(2)       ($)        ($)(2)
---------------------   ----   ----------   -----------  ----------- ------------ ----------- ----------- ------------
Kenton L. Stanger       2000           --           --    $ 89,684          --           --          --          --
  CEO, President,       1999           --           --      82,675          --           --          --   $   4,613
  Director              1998           --           --      67,398          --           --          --       6,934
--------------------------

(1) Consists of interest accrued during the year on the unpaid balance of amounts previously outstanding on personal loans to such officer. Such amount is treated as compensation for purposes of this table, but is considered an obligation payable by such persons. Effective December 31, 2000, all amounts payable by such officer to AFH were assigned to East Bay Trust. See "Item. 12. Certain Relationships and Related Transactions."
(2) Consists of personal use of automobile and related insurance and other expense.

         No options and SARs were granted or exercised during the last completed fiscal year by any executive officer named in the Summary Compensation Table above.

Employee Agreements and Benefits

         During 2000, Kenton L. Stanger did not receive compensation from AFH, but received compensation from Tambora that is not reflected in the above table.

         AFH reimburses its directors for costs of attending meetings of the board of directors but does not otherwise compensate its directors.

--------------------------------------------------------------------------------
            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT
--------------------------------------------------------------------------------

         The table below sets forth information as to each person who owned of record or was known by AFH to own beneficially more than 5% of the 19,279,449 shares (900,909 shares on a pro forma basis giving effect to a 21.4-to-one reverse stock split) of issued and outstanding common stock of AFH as of December 31, 2000, and information as to the ownership of AFH's common stock by each of its directors and by its officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them:

                                                            Nature of            Number of
                    Beneficial Owners                       Ownership           Shares Owned          Percent
      -----------------------------------------------    ----------------    -------------------    ------------
      Principal Stockholders:
      Alvya Macaluso..............................           Direct               5,000,000             25.9%
           1221 Danberry                                     Indirect(1)         16,400,000             21.3
           Houston, TX 77055                                                     ----------
                                                                                 21,400,000             27.8

      Laura Avignon...............................           Direct               5,000,000             25.9
           2500 Wilcrest, Suite  540                         Indirect(1)         16,400,000             21.3
           Houston, TX 77042                                                     ----------
                                                                                 21,400,000             27.8

      Lighthouse Capital Insurance Co.............           Direct               5,000,000             25.9
            c/o MeesPierson (Cayman) Ltd.                    Indirect(1)         16,400,000             21.3
            P.O. Box 2003 GT                                                     ----------
            Grand Pavillon Comm. Centre                                          21,400,000             27.8
            Bougainvillea Way
            802 West Bay Road
            Grand Cayman, BVI

      Directors:
           Kenton L. Stanger                                 Indirect(2)            242,118              1.3

           Tim L. Hansen..........................           Direct                 191,826              0.9
                                                             Indirect(3)             50,272              0.3
                                                                                   --------
                                                             Total                  242,098              1.3

           Ray P. Brown...........................           Direct                 174,824              0.9
                                                             Indirect(3)             67,002              0.3
                                                                                   --------
                                                             Total                  241,826              1.3

           Raymond L. Punta.......................           Direct                 125,000              0.6
                                                             Indirect(4)             59,994              0.3
                                                                                   --------
                                                             Total                  184,994              1.0

           Chelton S. Feeny.......................           Direct                  98,500              0.5
                                                             Indirect(5)            107,522              0.6
                                                                                    -------
                                                             Total                  206,022              1.1

      All Directors and Executive Officers, as a             Direct                 590,150              3.1
        Group (5 Persons):.......................            Indirect               526,908              2.7
                                                                               ------------
                                                             Total               16,117,058              5.8
--------------------

(1) Shares issuable on the automatic conversion of convertible debenture to common stock on the effectiveness of the 21.4-to-one reverse stock split.
(2) Mr. Stanger is deemed to share voting and dispositive power over 175,000 shares owned by San Joaquin Trust, 25,000 shares owned by Debt Reduction Trust and 42,118 shares owned by his wife. The 25,000 shares held by Debt Reduction Trust have been pledged to secure AFH's loans made to certain officers and directors. (See "Item 12. Certain Relationships and Related Transactions.")
(3)  Represents shares held by self-directed retirement account.
(4)  Consists of 59,994 shares owned by Mr. Punta's wife.
(5)  Represents shares held by his trust.

--------------------------------------------------------------------------------
            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Certain Officer Loans

         In January 2001, AFH assigned all of the amounts receivable with aggregate principal and accrued interest of $1,586,777 from Kenton L. Stanger, $1,354,227 from Raymond L. Punta, and $104,883 from others, for an aggregate of $3,042,887, subject to $168,000 in offsets, to Debt Reduction Trust in consideration of such trust's assumption of any and all liabilities for withholding taxes or other payroll burdens due federal or state authorities relating to the characterization of any of the amounts paid to the obligors as compensation and such trust's agreement to indemnify AFH and hold it harmless from and against any related loss. Debt Reduction Trust is an irrevocable trust created by Kenton L. Stanger. The sole trustee of Debt Reduction Trust is currently Chelton Feeny, a director, and the beneficiaries are Mr. Stanger's wife or estate. Other than the obligations assigned to Debt Reduction Trust as noted above, the trust's only assets are 25,000 shares of AFH common stock.

Tambora

     Payments of Stock Subscriptions

         During 2000, officers and directors of AFH paid an aggregate of $23,000 on previous subscriptions for the purchase of Tambora common stock at an average price of $0.05 per share. Shares were issued as the subscriptions were paid.

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

     Sale of Common Stock

         During 2000, Tambora received subscriptions for 615,648 shares for an aggregate of $638,722, for an average price of $1.03. Tambora also issued shares for services between inception and December 31, 2000. Tambora is currently seeking additional private equity through the sale of common stock. Tambora stock was issued to subscribers as their subscriptions were paid.

         The following table shows the stock ownership of the officers and directors of AFH in AFH and Tambora as of December 31, 2000, and the anticipated ownership of the officers and directors of AFH in Tambora after giving effect to the proposed distribution of Tambora stock to AFH stockholders. The table does not include 15,000,000 common shares owned by Alvya Macaluso, Laura Avignon and Lighthouse Capital Insurance Company, who, upon completion of the stock purchase agreement, have the right to appoint themselves or their designees as officers and directors of AFH.

                                                                                                   Tambora
                                                                                                    (after
                                                    AFH                    Tambora             distribution)(1)
                                           ----------------------- ------------------------ ------------------------
                    Name                     Number     Percentage    Number    Percentage    Number     Percentage
     ------------------------------------  ------------ ---------- ------------ ----------- ------------ -----------
     Kenton L. Stanger.................         242,098      5.7%    1,100,000       7.3%      1,342,098      8.9%
     Raymond L. Punta..................         184,994      4.3       619,833       4.1         804,827      5.3
     Tim L. Hansen.....................         242,098      5.7       845,000       5.6       1,087,098      7.2
     Ray P. Brown......................         241,826      5.7       845,000       5.6       1,086,826      7.2
     Chelton S. Feeny..................         206,022      4.8     1,253,938       8.3       1,459,960      9.7
                                           ------------ ---------- ------------ ----------- ------------ -----------
     Officers and Directors,
       as a Group......................       1,117,038     26.1%    4,663,771      30.9       5,780,809     38.3%
                                           ============ ========== ============ =========== ============ ===========
         Total Outstanding.............       4,279,449             15,104,285                15,104,285
                                           ============            =============            ============

(1) Includes shares to be distributed, subject to satisfying certain regulatory requirements.
(2) Does not reflect the extent to which the "other stockholders" may own stock of both AFH and Tambora.

Director Loan

         AFH owes Kenton L. Stanger, an officer and director, $18,865 for a cash loan to AFH during 1999.

Tambora Advances to AFH

         In addition to Tambora's payment of $500,000 to AFH as partial consideration of the purchase of Income Builders, as of December 31, 2000, Tambora had outstanding advances of principal and accrued interest of $210,635 to AFH for payment of general and administrative expenses, including amounts paid to executive officers and directors. Such amount is repayable by AFH to Tambora under the terms of a promissory note bearing interest at 18% and due and payable out of the first net proceeds received by AFH from the sale of common stock, but in any event on or before December 31, 2002.

Income Builders Officers and Directors

         Income Builders owed Tim L. Hansen and Ray P. Brown, officers of Income Builders, $340,204 at December 31, 1999, payable on demand. Of the $340,204 payable, $240,194 bears an interest rate of 50% and $100,010 is a bonus payable. Management of Income Builders intends to accrue interest on the $240,194 payable at 50% and offset this accrued interest against the $1,074,219 stockholders' receivable, until the receivable is reduced to $240,194, at which time this payable will be used to offset the receivable from the officers of Income Builders. These loans were included in the assets and liabilities of Income Builders when it was sold to Tambora.

Sale of $300,000 in Securities

         Subsequent to December 31, 2000, AFH sold for $300,000 a total of 15.0 million shares of common stock (700,935 shares of common stock giving effect to the 21.4-to-one reverse stock split) for an aggregate of $150,000, and $150,000 in principal amount of promissory notes, automatically convertible into an aggregate of 49.2 million shares of common stock (2,299,000 shares giving effect to the 21.4-to-one reverse split). The persons making the $300,000 investment have agreed to execute a majority written consent approving the proposed reverse stock split, the appointment of their designees to the board of directors and the authorization of a class of preferred stock. On the effectiveness of the reverse stock split and related matters, AFH will issue 400,000 shares of post reverse-split common stock to a third party for services. The securities sold by AFH and the consideration therefor are being held pending AFH's completion of an information statement to be distributed to AFH's stockholders relating to the matters to be approved by the majority written consent of its stockholders and certain other conditions. After giving effect to the foregoing, AFH will have an aggregate of 3.6 million shares of common stock issued and outstanding.

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

                                     PART IV

--------------------------------------------------------------------------------
                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)      Exhibits:

         The following exhibits are included as part of this report at the location indicated:

                          SEC
    Exhibit            Reference
     Number              Number                            Title of Document                             Location
-----------------    ---------------    ---------------------------------------------------------    -----------------
Item 2                                  Plan of Acquisition, Reorganization, Arrangement,
                                        Liquidation or Succession
-----------------    ---------------    ---------------------------------------------------------    -----------------
2.01                       2            Deal Memorandum dated as of September 25, 1997,              Incorporated by
                                        relating to the sale of Income Builders, Inc. to                 Reference(4)
                                        Tambora Financial Corporation

Item 3                                  Articles of Incorporation and Bylaws
-----------------    ---------------    ---------------------------------------------------------    -----------------
3.01                       3            Certificate of Incorporation                                 Incorporated by
                                                                                                         Reference(1)

3.02                       3            Bylaws                                                       Incorporated by
                                                                                                         Reference(1)

Item 10                                 Material Contracts
-----------------    ---------------    ---------------------------------------------------------    -----------------
10.01                      10           Agent Agreement between LifeUSA Insurance Company and        Incorporated by
                                        Income Builders, Inc.; also constitutes form of                  Reference(1)
                                        agreement used for each independent agent
10.02                      10           Form of Secured Promissory Note of certain directors of      Incorporated by
                                        American Financial Holding, Inc. and related schedule,           Reference(3)
                                        dated as of December 31, 1995*
10.03                      10           Promissory Note in the amount of $177,380 effective as       Incorporated by
                                        of December 31, 1999, payable by American Financial              Reference(4)
                                        Holding, Inc. to Tambora Financial Corporation
10.04                      10           Assignment Agreement effective as of December 31, 2000,      Incorporated by
                                        relating to the assignment of certain obligations by             Reference(4)
                                        American Financial Holding, Inc. to Debt Reduction Trust
10.05                      10           Forms of indemnification agreements with directors,          Incorporated by
                                        with related schedule                                        Reference(4)
10.06                      10           Purchase Agreement between American Financial Holding,       This filing
                                        Inc. and Alvya Macaluso, Laura Avignon, and Lighthouse
                                        Capital Insurance Co. dated January 22, 2001



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
16.01                      16           Letter from Jones, Jensen & Co., L.L.C. dated May 15,        Incorporated by
                                        2000                                                             Reference(2)
-------------------------

(1) Previously filed as exhibits to AFH's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
(2) Previously filed as an exhibit to AFH's current report on Form 8-K/A dated May 18, 2000.
(3) Previously filed as exhibit to AFH's Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(4) Previously filed as exhibit to AFH's Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
* Identifies management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)      Reports on Form 8-K:

         AFH did not file a report on Form 8-K during the year ending December 31, 2000.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, AFH caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                AMERICAN FINANCIAL HOLDING, INC.


Date:  March 9,  2001                           By  /s/ Kenton L. Stanger
       -----------------------------                ---------------------
                                                    Kenton L. Stanger, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of AFH and in the capacities and on the dates indicated.

Date:  March 9, 2001                             /s/ Kenton L. Stanger
       -----------------------------             ---------------------
                                                 Kenton L. Stanger, Director
                                                 (Principal Executive, Principal
                                                 Financial and Principal
                                                 Accounting Officer)


Date:  March 9, 2001                             /s/ Raymond L. Punta
       -----------------------------             --------------------
                                                 Raymond L. Punta, Director


Date:  March 9,  2001                            /s/ Ray P. Brown
       -----------------------------             ----------------
                                                 Ray P. Brown, Director


Date:  March 9, 2001                             /s/ Chelton S. Feeny
       -----------------------------             --------------------
                                                 Chelton  S. Feeny, Director


Date  March 9, 2001                              /s/ Tim L. Hansen
      ------------------------------             -----------------
                                                 Tim L. Hansen, Director

                        AMERICAN FINANCIAL HOLDING, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page

Independent Auditors' Report..........................................    F-2

Balance Sheets - December 31, 2000 and 1999...........................    F-3

Statements of Operations for the Years Ended December 31,
  2000 and 1999.......................................................    F-4

Statements of Stockholders' Deficit for the Years Ended

  December 31, 1999 and 2000..........................................    F-4

Statements of Cash Flows for the Years Ended December 31,
   2000 and 1999......................................................    F-5

Notes to Financial Statements.........................................    F-6



                           ---------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and the Shareholders
   American Financial Holding, Inc.

         We have audited the accompanying balance sheets of American Financial Holding, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Financial Holding, Inc. as of December 31, 2000 and 1999 and the results of its operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations for the years ended December 31, 2000 and 1999, and has a stockholders' deficit of $845,453 as of December 31, 2000 that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                                                  Respectfully submitted,

                                                  ROBISON, HILL & CO.
                                                  Certified Public Accountants

Salt Lake City, Utah
February 26, 2001

                                         AMERICAN FINANCIAL HOLDING, INC.
                                                  BALANCE SHEETS

                                                                                           December 31,
                                                                                --------------------------------
                                                                                           2000             1999
                                                                                ---------------   --------------
                                                      ASSETS
Current Assets
     Cash.......................................................................$           960   $        1,203
                                                                                ---------------   --------------

         Total Current Assets...................................................            960            1,203
                                                                                ---------------   --------------

Property and Equipment
     Equipment..................................................................             -            14,334
     Furniture and fixtures.....................................................             -            16,000
                                                                                ---------------   --------------
                                                                                             -            30,334
     Less accumulated depreciation..............................................             -           (30,123)
                                                                                ---------------   --------------

         Net Property and Equipment.............................................             -               211
                                                                                ---------------   --------------

Total Assets....................................................................$           960   $        1,414
                                                                                ===============   ==============


                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable...........................................................$       252,937   $      204,483
     Accrued rent payable to officers...........................................             -           168,000
     Payable to Tambora Financial Corporation...................................        194,671          677,380
     Interest payable to Tambora Financial Corporation..........................         15,964           15,964
     Payable to Triad Financial Systems, Inc. owners............................        240,014          240,014
     Interest payable to Triad Financial Systems, Inc. owners...................        123,962          123,962
     Payable to officers........................................................         18,865           18,865
     Net liabilities of discontinued operations.................................             -           125,763
                                                                                ---------------   --------------

         Total Current Liabilities..............................................        846,413        1,574,431
                                                                                ---------------   --------------

Stockholders' Deficit
     Common stock -  $0.01 par value; 20,000,000 shares authorized;
      199,974 shares issued and outstanding.....................................          2,000            2,000
     Additional paid-in capital.................................................      8,115,616        7,472,120
     Notes receivable from stockholders, net of bad debt reserve
      of none and $2,701,917, respectively......................................             -          (168,000)
     Accumulated deficit........................................................     (8,963,069)      (8,879,137)
                                                                                ---------------   --------------

         Total Stockholders' Deficit............................................       (845,453)      (1,573,017)
                                                                                ---------------   --------------

Total Liabilities and Stockholders' Deficit.....................................$           960   $        1,414
                                                                                ===============   ==============

   The accompanying notes are an integral part of these financial statements.

                                         AMERICAN FINANCIAL HOLDING, INC.
                                             STATEMENTS OF OPERATIONS

                                                                                     For the Years Ended
                                                                                         December 31,
                                                                             -----------------------------------
                                                                                         2000               1999
                                                                             ----------------    ---------------
Interest income..............................................................$        172,970    $       152,502
General and administrative expense...........................................        (239,168)          (434,159)
Interest expense.............................................................              -             (50,339)
                                                                             ----------------    ---------------

Loss from continuing operations..............................................         (66,198)          (331,996)
Income (loss) from discontinued Income Builders' operations..................         (17,734)           166,203
                                                                             ----------------    ---------------

Net Loss.....................................................................$        (83,932)   $      (165,793)
                                                                             ================    ===============

Basic and Diluted Income (Loss) Per Share
     Continuing operations...................................................$          (0.02)   $         (0.08)
     Discontinued operations.................................................              -                0.04
                                                                             ----------------    ---------------
     Net Loss................................................................$          (0.02)   $         (0.04)
                                                                             ================    ===============

Weighted-average number of common shares outstanding.........................       4,279,449          4,279,449
                                                                             ================    ===============

                                         AMERICAN FINANCIAL HOLDING, INC.
                                        STATEMENTS OF STOCKHOLDER'S DEFICIT


                                            Common Stock            Additional     Receivable                       Total
                                    ----------------------------      Paid-In        From         Accumulated    Stockholders'
                                        Shares         Amount         Capital     Stockholders'     Deficit         Deficit
                                    -------------  -------------  --------------  -------------  -------------  --------------
Balance, December 31, 1998..........      199,974  $       2,000  $    7,472,120  $    (120,000) $  (8,713,344) $   (1,359,224)

Addition to stockholders'
   receivable.......................          --             --              --         (48,000)           --          (48,000)

Net loss............................          --             --              --             --        (165,793)       (165,793)
                                    -------------  -------------  --------------  -------------  -------------  --------------

Balance, December 31, 1999..........      199,974          2,000       7,472,120       (168,000)    (8,879,137)     (1,573,017)

Capital contribution received
   upon transfer of Income
   Builders to Tambora..............          --             --          643,496            --             --          643,496

Settlement of liability to officers
   by reduction of receivable
   from stockholders................          --             --              --         168,000            --          168,000

Net loss............................          --             --              --             --         (83,932)        (83,932)
                                    -------------  -------------  --------------  -------------  -------------  --------------

Balance, December 31, 2000..........      199,974  $       2,000  $    8,115,616  $         --   $  (8,963,069) $     (845,453)
                                    =============  =============  ==============  =============  =============  ==============

   The accompanying notes are an integral part of these financial statements.

                                         AMERICAN FINANCIAL HOLDING, INC.
                                              STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended
                                                                                       Ended December 31,
                                                                             -----------------------------------
                                                                                         2000               1999
                                                                             ----------------    ---------------
Cash Flows From Operating Activities
Net loss.....................................................................$        (83,932)   $      (165,793)
Adjustments to reconcile net loss to net cash used
  in operating activities
     Depreciation............................................................             211                496
     (Income) loss from discontinued operations..............................          17,734           (166,203)
Changes in assets and liabilities
     Increase in accounts payable............................................          48,453             10,296
     Decrease in receivable from stockholders................................             --             (48,000)
     Increase in interest payable to related party...........................             --              15,964
     Increase in accrued rent payable to officers............................             --              48,000
     Increase in interest payable to Triad Financial Systems, Inc.
       owners................................................................             --              34,374
                                                                             ----------------    ---------------

         Net Cash Used in Operating Activities...............................         (17,534)          (270,866)
                                                                             ----------------    ---------------

Cash Flows From Financing Activities
     Increase in payable to Tambora Financial Corporation....................          17,291            269,660
     Cash received from payable to officers..................................             --               1,575
                                                                             ----------------    ---------------

Net Cash Provided by Financing Activities....................................          17,291            271,235
                                                                             ----------------    ---------------

Net Increase in Cash.........................................................            (243)               369

Cash at Beginning of Period..................................................           1,203                834
                                                                             ----------------    ---------------

Cash at End of Period........................................................$            960    $         1,203
                                                                             ================    ===============

Supplemental Cash Flow Information
     Cash paid for interest..................................................$            --     $           --

Supplemental Schedule of Noncash Investing and Financing Activities
     During 2000, $168,000 of accrued rent payable to two officers was settled by a corresponding reduction in notes receivable from the officers. The remaining notes and accrued interest, in the amount of $1,994,123 and $880,764, respectively, were transferred to an unrelated trust in exchange for the assumption of any payroll taxes that may result from taxable compensation to the shareholders owing the notes.

     During 2000, the common stock of Income Builders was transferred to Tambora Financial Corporation. The net liabilities of Income Builders of $143,496 were assumed by Tambora in exchange for a $500,000 reduction in the payable to Tambora and in exchange for 4,899,533 shares of Tambora common stock.

   The accompanying notes are an integral part of these financial statements.

                        AMERICAN FINANCIAL HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations -- American Financial Holding, Inc. (the "Company") is a Delaware corporation that had operations, through its wholly-owned subsidiary, Income Builders, Inc., in marketing life insurance and annuity products until September 23, 1997 when the Company adopted a formal plan to sell Income Builders, Inc. to Tambora Financial Corporation ("Tambora") for $500,000 and for 4,899,533 shares of Tambora common stock.

Estimates  --  The  preparation  of  financial  statements  in  conformity  with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Basis of Presentation-- The accompanying financial statements include the accounts and transactions of American Financial Holding, Inc. The operations of Income Builders, Inc., a wholly-owned subsidiary until October 24, 2000, were presented as discontinued operations. All significant inter-company accounts and transactions have been eliminated.

Business Condition -- The Company has suffered losses from operations for the years ended December 31, 2000 and 1999, and has a stockholders' deficit of $845,453 as of December 31, 2000. The Company expects that it will continue to incur operating losses and that its accumulated deficit will increase. During 2000 and 1999, the Company has been dependent solely upon cash provided from the sale of Income Builders and loans from Tambora for funding. All of the foregoing raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Property and Equipment -- Property and equipment were stated at cost. Depreciation expense for the years ended December 31, 2000 and 1999 was $211 and $496, respectively. During 2000, the Company abandoned its fully-depreciated equipment, furniture and equipment.

Basic and Diluted Income (Loss) Per Share-- The computations of income (loss) from continuing operations, discontinued operations and net loss per share are based on the weighted-average number of common shares outstanding during the period.

NOTE 2 - STOCK  PURCHASE  AGREEMENT

On January 22, 2001, the Company entered into a purchase agreement (the "Purchase Agreement") with three unrelated third parties (the "Purchasers") whereby the Company issued 15,000,000 shares of common stock (pre-split) and issued $150,000 of promissory notes to the Purchasers for $300,000 in cash. Under the terms of the Purchase Agreement, the cash proceeds are being held in an escrow account and will be released on the date of closing upon the Company meeting the conditions of the Purchase Agreement, which include:

o Providing evidence, after the use of the funds received from the escrow, that all liabilities have been paid or compromised.
o Being current in filing periodic reports with the Securities and Exchange Commission

                        AMERICAN FINANCIAL HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS

o The resumption of quotation of the common stock of the Company on the over-the-counter electronic bulletin board maintained by the National Association of Securities Dealers, Inc.
o Completion of arrangements satisfactory to the Purchasers respecting certain contingent liabilities.
o    Completion of a 21.4-to-1 reverse stock split.
o    Delivery of resignations of the incumbent officers and directors.

The agreement may be terminated by either party if the release of the funds from escrow does not occur on or before March 15, 2001. Under the terms of the Purchase Agreement, the Company is obligated to obtain shareholder approval of the 21.4-to-1 reverse stock split by providing current shareholders an information statement at the Company's cost. The Purchasers have agreed to vote in favor of the reverse stock split. The reverse stock split will result in the 4,279,449 shares of common stock outstanding at December 31, 2000 being consolidated into 199,974 post-split common shares. Upon obtaining shareholder approval of the reverse stock split, the 15,000,000 pre-split shares of common stock issued to the Purchasers will be consolidated into 700,935 post split shares and the $150,000 promissory notes will be automatically converted into 2,299,065 post-split shares of common stock; thus bringing the total interest in the Company held by the Purchasers to 3,000,000 post-split shares of common stock. Accordingly, the Purchase Agreement will result in a change in control of the Company.

Upon completion of the reverse stock split, the Company has agreed to issue 400,000 post-split shares of common stock to an individual in consideration of his services in introducing the Purchasers to the Company.

In accordance with the terms of the Purchase Agreement, the number of shares of common stock and per share amounts presented in accompanying financial statements have been restated for the effects of the 21.4- to-1 reverse stock split for all periods presented.

Management has approached or will approach the creditors of the Company and intends to offer compromising payments to the creditors from the funds received from the escrow to all of the creditors except for the Triad Financial Systems, Inc. owners, which will receive Tambora common stock in satisfaction of the obligation to them, and except for contingent liabilities that may be due under legal proceedings. The creditors that have been approached have agreed to accept the compromising payments in full satisfaction of the amounts due. Accordingly, management intends to pay or compromise all liabilities of the Company at the date the Purchase Agreement is closed.

NOTE 3 - NOTES RECEIVABLE FROM STOCKHOLDERS

Over  several  years,  the  Company has made loans to its  officers  and certain stockholders (the "notes receivable from stockholders"). The loans were initially made as unsecured advances with no due dates specified. On March 31, 1992, all advances were converted to promissory notes which bore interest at eight percent and were due on demand. The promissory notes were amended for additional advances and accrued interest through December 31, 1999.
Approximately 100,000 shares of common stock of the Company was pledged as partial collateral for all except one of the notes.

The Company leased office space from two officers during 1998 and 1999 which resulted in accrued rent payable to the officers of $168,000 at December 31, 1999. The liability to the officers was settled in December 2000 by offsetting the accrued rent payable against the notes receivable from the officers.

On December 31, 2000, the Company transferred and assigned the remaining balance of the notes receivable from stockholders and accrued interest of $1,994,123 and $880,764, respectively, to an unrelated buyer. The

                        AMERICAN FINANCIAL HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS

buyer assumed and agreed to pay and discharge any and all liabilities or responsibility for any withholding, payroll or similar taxes or employer burdens that may be due and payable to any federal or state taxing or other authority relating to the assigned notes or any related characterization of the amounts due under the notes as compensation and agreed to indemnify the Company and hold it harmless from any loss, cost or damage incurred by the Company in connection therewith.

Management determined at various dates that the ultimate collectibility of the balance of the notes receivable from stockholders was uncertain. Accordingly, management recorded a bad debt reserve against the notes receivable from stockholders for financial reporting purposes for the amount of the notes except for the portion that would be offset by the accrued rent payable to the two officers. However, the officers and stockholders are obligated under the promissory notes to repay the entire stated principal and related accrued interest of the loans. As a result of management providing the reserve against the notes, the carrying value of the notes for financial reporting purposes was zero on December 31, 2000 when the notes were transferred to the trust. The following summarizes the changes to the principal and accrued interest under the notes receivable from stockholders and the related reserve:

                                                                                 Accrued             Bad Debt
                                                             Principal          Interest             Reserve
                                                          ---------------    ----------------    ---------------
     Balance, December 31, 1998...........................$     1,938,927    $        555,292    $    (2,374,219)
     Additions (bad debt expense recognized)..............        223,196             152,502           (327,698)
                                                          ---------------    ----------------    ---------------
     Balance, December 31, 1999...........................      2,162,123             707,794         (2,701,917)
     Additions (bad debt expense recognized)..............             -              172,970           (172,970)
     Offset of accrued rent payable.......................       (168,000)                 -                  -
                                                          ---------------    ----------------    --------------
     Balance transfer to third party......................$     1,994,123    $        880,764    $    (2,874,887)
                                                          ===============    ================     ==============

NOTE 4 - INCOME TAXES

As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,760,000 that may be offset against future taxable income. The net operating losses expire if unused from 2002 through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 5 - DISPOSITION OF INCOME BUILDERS, INC.

On September  23,  1997,  the Company  entered  into an  agreement  with Tambora
Financial Corporation, a corporation under common control with American Financial Holding, Inc., to transfer Income Builders to Tambora in exchange for $500,000 and 4,899,533 shares of Tambora common stock. From 1997 through October 24, 2000, Tambora and one of its officer's paid or advanced $694,671 to or in behalf of the Company. On October 24, 2000, the Company transferred all issued and outstanding shares of Income Builders, Inc. to Tambora in exchange for a $500,000 reduction in the payable to Tambora and in exchange for 4,899,533 shares of Tambora common stock.

The remaining balance of the payable to Tambora of $194,671is evidenced in part by a promissory note in the amount of $177,380 which is due on demand. The note has a stated interest rate of 18%. Accrued interest

                        AMERICAN FINANCIAL HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS

in the amount of $15,964 was recognized during 1999. As discussed in Note 2, Tambora has agreed to compromise the principal and accrued interest due on the note. Accordingly, no interest was accrued during 2000.

Due to the transfer being with an entity under common control, the net liabilities of Income Builders on October 24, 2000 of $143,496 plus the $500,000 reduction in the payable to Tambora were accounted for as capital contributions to the Company.

From September 27, 1997, the Company accounted the investment in Income Builders as discontinued operations. Commission revenue of Income Builders for 2000 through October 24, 2000 and for 1999 was $2,555,071 and $3,021,071,
respectively. These amounts are not included in the accompanying statements of operations. The net liabilities of Income Builders consisted of the follows:

                                                                            October 24,           December 31,
                                                                               2000                   1999
                                                                         -----------------     ---------------
     Cash................................................................$          32,926     $        51,947
     Investment in securities available-for-sale.........................           10,127                  -
     Commissions receivable..............................................           77,527             100,010
     Notes receivable from officers, net of reserve of $1,032,409
        and $1,074,219, respectively.....................................          103,015                  -
     Note receivable.....................................................               -               91,000
     Furniture and equipment, net........................................            2,383               5,195
     Intangible pension asset............................................          364,505             399,164
     Accounts payable and accrued liabilities............................         (177,505)           (179,517)
     Payable to officers.................................................         (317,720)           (340,204)
     Accrued pension benefit liability...................................         (238,754)           (253,358)
                                                                         -----------------     ---------------

     Net liabilities of discontinued of discontinued operations..........$        (143,496)    $      (125,763)
                                                                         ==================    ===============

NOTE 6 - PLANNED DISTRIBUTION OF TAMBORA COMMON STOCK

The Company has agreed to distribute the Tambora stock received in exchange for Income Builders, upon effectiveness of a Tambora registration statement, as follows:

o 4,279,449 shares to the Company's stockholders at a rate of 21.4 shares of Tambora for each share of the Company's common stock outstanding except for 3,000,000 common shares issued or to be issued under the Purchase Agreement as further discussed in Note 2. The distribution of these Tambora shares will have no financial statement effect upon the Company.

o 320,000 shares to satisfy the Company's anti-dilution obligation to East Bay Trust. The distribution of these Tambora shares will have no financial statement effect upon the Company.

o 300,084 shares to former investors in Triad Financial Corporation, a former subsidiary of Company, in satisfaction of their right to convert Triad preferred stock into the Company's common stock. The distribution of these Tambora shares will be accounted for as the conversion of the following liabilities into additional paid-in capital: $240,014 payable to Triad
     Financial Systems, Inc. owners and $123,962 interest payable to Triad Financial Systems, Inc. owners.

                        AMERICAN FINANCIAL HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS

The investment in Tambora is temporary and is accounted for at the cost of Income Builders increased by the liabilities transferred to additional paid-in capital, which resulted in the investment in Tambora being zero.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

As discussed in Note 2, the Company has entered into an agreement in January 2001 to issue a controlling interest in the Company's common stock and a note payable for $300,000.