Form 10QSB
period 2001-03-31
AMERICAN FINANCIAL HOLDING INC /DE
filed 2001-05-25
CIK 357097

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 2001

                         Commission File Number 0-12666

                        American Financial Holding, Inc.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                    87-0458888
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

  914 Rio Virgin Drive, St. George, Utah                       84790
 (Address of principal executive offices)                    (Zip Code)

                                 (435) 674-1181
                           (Issuer's telephone number)

                                       n/a
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 20, 2001, issuer had 19,279,449 shares of issued and outstanding common stock, par value $0.01.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN FINANCIAL HOLDING, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      March 31,     December 31,
                                                                                           2001             2000
                                                                                  -------------    -------------
                                     ASSETS
Current Assets
     Cash........................................................................ $         --     $         960
                                                                                  -------------    -------------
         Total Current Assets.....................................................          --               960
                                                                                  -------------    -------------
Total Assets......................................................................$         --     $         960
                                                                                  =============    =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable.............................................................$     302,786    $     252,937
     Payable to Tambora Financial Corporation.....................................      213,805          194,671
     Interest payable to Tambora Financial Corporation............................       15,964           15,964
     Payable to Triad Financial Systems, Inc. owners..............................      240,014          240,014
     Interest payable to Triad Financial Systems, Inc. owners.....................      123,962          123,962
     Payable to officers..........................................................       18,865           18,865
                                                                                  -------------    -------------
         Total Current Liabilities................................................      915,396          846,413
                                                                                  -------------    -------------

Stockholders' Deficit
     Common stock -  $0.01 par value; 20,000,000 shares authorized;
        199,974 shares issued and outstanding.....................................        2,000            2,000
     Additional paid-in capital...................................................    8,115,616        8,115,616
     Accumulated deficit..........................................................   (9,033,012)      (8,963,069)
                                                                                  -------------    -------------

     Total Stockholders' Deficit..................................................     (915,396)        (845,453)
                                                                                  -------------    -------------

Total Liabilities and Stockholders' Deficit.......................................$         --     $         960
                                                                                  =============    =============

                       See notes to financial statements.

                        AMERICAN FINANCIAL HOLDING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                           2001             2000
                                                                                  -------------    -------------
Revenue ......................................................................... $         --     $         --

General and Administrative Expenses..............................................       (69,944)         (46,557)
                                                                                  -------------    -------------

Loss From Operations.............................................................       (69,944)         (46,557)
                                                                                  -------------    -------------

Other Income (Expense)
     Interest income.............................................................           --            43,242
                                                                                  -------------    -------------
     Other Income, Net...........................................................           --            43,242
                                                                                  -------------    -------------

Loss From Continuing Operations..................................................       (69,944)          (3,315)

Income (Loss) From Discontinued Income Builders Operations.......................           --           (52,483)
                                                                                  -------------    --------------
Net Loss........................................................................  $     (69,944)   $      (55,798)
                                                                                  =============    ==============
Basic and Diluted Loss Per Share
     Loss From Continuing Operations Per Share................................... $       (0.35)   $       (0.02)
     Loss From Discontinued Operations Per Share.................................           --             (0.26)
                                                                                  -------------    --------------
     Net Loss Per Share.......................................................... $       (0.35)   $       (0.28)
                                                                                  ==============   =============
Weighted-Average Number of Common Shares Outstanding.............................       199,974          199,974
                                                                                  =============    =============

                       See notes to financial statements.

                        AMERICAN FINANCIAL HOLDING, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                       2001            2000
                                                                                  -------------    -------------
Cash Flows From Operating Activities
     Net loss.....................................................................$     (69,944)   $     (55,798)
     Adjustments to reconcile net loss to net cash used in
      operating activities
         Increase (decrease) in net liabilities of discontinued
            operations............................................................          --            52,482
         Expenses paid by related party...........................................       18,754              --
         Changes in assets and liabilities
         Increase in accounts payable.............................................       49,850              --
                                                                                  -------------    ------------

         Net Cash Used in Operating Activities....................................       (1,340)          (3,316)
                                                                                  -------------    -------------

Cash Flows From Financing Activities

     Increase in payable to Tambora Financial Corporation.........................          380            5,100
                                                                                  -------------    -------------

Net Cash Provided by Financing Activities.........................................          380            5,100
                                                                                  -------------    -------------

Net Decrease in Cash..............................................................         (960)           1,784

Cash at Beginning of Period.......................................................          960            1,203
                                                                                  -------------    -------------

Cash at End of Period.............................................................$         --     $       2,987
                                                                                  =============    =============

                       See notes to financial statements.

                        AMERICAN FINANCIAL HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Interim Financial Statements -- The accompanying unaudited financial statements include the accounts and transactions of American Financial Holding, Inc. The operations of Income Builders, Inc., a wholly-owned subsidiary until October 24, 2000, were presented as discontinued operations. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the annual financial statements included in the Company's report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

Business Condition -- The Company has an accumulated deficit of $9,033,012 as of March 31, 2001. It has had losses from operations and negative cash flows from operating activities during the three month-periods ended March 31, 2001 and 2000. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management plans include the issuance of common stock to provide financing for payment of the Company's liabilities. The Company's investment in Income Builders, Inc. was transferred to Tambora Financial Corporation in October 2000. The transfer resulted in a $799,688 reduction of liabilities. There is no assurance that the Company will be successful in issuing stock for cash or that the proceeds therefrom, if issued, will be sufficient to pay the Company's remaining obligations in full.

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

NOTE 3 -- STOCK  PURCHASE AGREEMENT

On January 22, 2001, the Company entered into a purchase agreement (the "Purchase Agreement") with three unrelated third parties (the "Purchasers") whereby the Company issued to an escrow agent 15,000,000 shares of common stock (pre-split) and issued $150,000 of promissory notes to the Purchasers for a total of $300,000 in cash held by the escrow agent. Under the terms of the Purchase Agreement, the cash proceeds are being held in an escrow account and will be released on the date of closing upon the Company meeting the conditions of the Purchase Agreement, which include:

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

The agreement may be terminated by either party because the release of the funds from escrow did not occur on or before March 15, 2001. However, neither party has exercised their right to terminate the agreement. Under the terms of the Purchase Agreement, the Company obtained shareholder approval of the 21.4-to-1 reverse stock split by providing current shareholders an information statement at the Company's cost. The Purchasers have voted in favor of the reverse stock split. The reverse stock split resulted in the 4,279,449 shares of common stock outstanding at December 31, 2000 being consolidated into 199,974 post-split common shares. Upon completion of the reverse stock split and the closing of the Purchase Agreement, the 15,000,000 pre-split shares of common stock to be issued to the Purchasers will be consolidated into 700,935 post-split shares and the $150,000 promissory notes will be automatically converted into 2,299,065 post-split shares of common stock, bringing the total interest in the Company held by the Purchasers to 3,000,000 post-split shares of common stock. Accordingly, the Purchase Agreement will result in a change in control of the Company.

Upon closing of the Purchase Agreement, the Company will issue 400,000 post-split shares of common stock to an individual in consideration of his services in introducing the Purchasers to the Company.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

         This report contains certain forward-looking statements and information relating to American Financial Holding, Inc. that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in the document, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

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

Results of Operations

         The Company had no revenue during the first quarter of 2001 or 2000. General and administrative expenses for the first quarter of 2001 were $69,944, an increase of $23,387 as compared to $46,557 for the corresponding period in the preceding fiscal year, principally as a result of increased costs associated with completing the $300,000 investment and regulatory filings during 2001. The Company had no net interest income in the first quarter of 2001, as compared to $43,242 for the corresponding period in preceding fiscal year. Interest accrued during the 2000 interim period related to notes receivable from officers and directors that had been conveyed to a third party prior to commencement of the first quarter of 2001. During the first quarter of 2000, the Company recognized $52,483 in losses from the discontinued operations of Income Builders.

Liquidity on Capital Resources

         The Company had no funds from any source and used all cash of $960 at the beginning of the period in the first quarter of 2001. The Company used its available cash of $960, a related party paid $18,754 of the Company's expenses, and the Company was required to defer payment of $49,850 of the general and administrative expenses for that period.

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

         In addition to funds required to satisfy past due accounts payable, the Company will require at least $50,000 to $100,000 during the next twelve months to complete required accounting and auditing work, complete reports to regulatory authorities and stockholders, defend pending litigation and related matters to maintain its corporate good standing. Additional amounts would be required if the pending litigation results in an award or settlement in favor of the plaintiff. The Company has no funds with which to pay these amounts, but will depend primarily on the sale of additional securities for such funding. The Company cannot assure it will be able to obtain required funding or that it will be able to continue. The Company does not believe that its principal, nonliquid assets, its stock in Tambora to be distributed to the Company's stockholders and others, and its notes receivable from officers, directors and others are readily convertible to cash to satisfy claims of creditors.

         The Company plans to seek active operations and related funding, which will likely result in a recapitalization of the Company and the issuance of substantial amounts of securities that will dilute the percentage interest in the Company held by existing stockholders.

Sale of Securities to New Investors

         The Company  entered  into an agreement to sell for $300,000 a total of
15.0 million shares of common stock at a price of $0.01 per share, or an aggregate of $150,000, and $150,000 in principal amount of promissory notes, automatically convertible into an aggregate of 49.2 million shares of common stock on the effectiveness of a 21.4-to-1 reverse split of the issued and outstanding shares. The persons making the $300,000 investment have agreed to execute a majority written consent approving the proposed reverse stock split, the appointment of their designees to the board of directors and the authorization of a class of preferred stock. On the effectiveness of the reverse stock split and related matters, the Company will issue 400,000 shares of common stock to a third party for services. The securities sold by the Company and the consideration therefor are being held pending the Company's completion of its annual report on Form 10-KSB for the year ended December 31, 2000, an information statement to be distributed to the Company's stockholders relating to the matters to be approved by the majority written consent of its stockholders, and certain other conditions. After giving effect to the foregoing, the Company will have an aggregate of 3.6 million shares of common stock issued and outstanding.

         Proceeds from the sale of the above securities will be applied to satisfy certain accrued obligations. Therefore, the Company will still require additional funds to meet future requirements, including any requirements for any new activities.

                           PART II--OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

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

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation," which is incorporated herein by this reference. The three investors purchasing $300,000 in securities in the first quarter of 2001 were accredited investors who were provided with the Company's periodic reports, acknowledged the risks and suitability for them of the investment, agreed that the securities issued would constitute "restricted securities," and that stop transfer instructions would be lodged against such certificates. No placement commissions were paid. The exemption from registration provided in Section 4(2) of the Securities Act is relied on for effecting the foregoing transaction.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By majority written consent of holders of 15,000,000 shares, or 77.8%, of the issued and outstanding stock, the stockholders of the Company approved a 21.4-to-one reverse split of the issued and outstanding stock and the authorization of a class of 5,000,000 shares of preferred stock, par value $0.01, effective May 24, 2001.

                            ITEM 5. OTHER INFORMATION

         None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  None

         (b) Reports on Form 8-K. During the quarter ended March 31, 2001, the Company did not file any reports on Form 8-K.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMERICAN FINANCIAL HOLDING, INC.


Date: May 24, 2001                            By /s/ Kenton L. Stanger
                                                 ---------------------
                                                 Kenton L. Stanger, President
                                                 (Principal Executive and
                                                 Financial Officer)