Form 10QSB/A
period 2001-06-30
AMERICAN FINANCIAL HOLDING INC /DE
filed 2001-07-17
CIK 357097

Note: This amendment no. 1 on Form 10-QSB/A replaces in its entirety the report on Form 10-QSB filed July 16, 2001, which inadvertently consisted of a refiling of the Form 10-QSB for the first fiscal quarter ended March 31, 2001.




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 for the
                      Quarterly Period Ended June 30, 2001

                         Commission File Number 0-12666

                        American Financial Holding, Inc.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                    87-0458888
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

           700 Gemini, Suite 100
               Houston, Texas                                    77058
  (Address of principal executive offices)                     (Zip Code)

                                 (281) 488-3883
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 13, 2001, issuer had 3,599,500 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN FINANCIAL HOLDING, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       June 30,     December 31,
                                                                                           2001             2000
                                                                                  -------------    -------------
                                     ASSETS
Current Assets
     Cash.........................................................................$          --    $         960
                                                                                  -------------    -------------
         Total Current Assets.....................................................           --              960
                                                                                  -------------    -------------
Total Assets......................................................................$          --    $         960
                                                                                  =============    =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable.............................................................$          --    $     252,937
     Payable to Tambora Financial Corporation.....................................           --          194,671
     Interest payable to Tambora Financial Corporation............................           --           15,964
     Payable to Triad Financial Systems, Inc. owners..............................           --          240,014
     Interest payable to Triad Financial Systems, Inc. owners.....................           --          123,962
     Payable to officers..........................................................           --           18,865
                                                                                  -------------    -------------
         Total Current Liabilities................................................           --          846,413
                                                                                  -------------    -------------

Stockholders' Deficit
     Preferred stock - $0.001 par value; 5,000,000 shares
        authorized; no shares outstanding.........................................           --               --
     Common stock -  $0.001 par value; 50,000,000 shares
       authorized; 3,599,550 and 199,550 shares issued and
       outstanding, respectively..................................................        3,600              200
     Additional paid-in capital...................................................    8,968,288        8,117,416
     Accumulated deficit..........................................................   (8,971,888)      (8,963,069)
                                                                                  -------------    -------------

         Total Stockholders' Deficit..............................................           --         (845,453)
                                                                                  -------------    -------------

Total Liabilities and Stockholders' Deficit.......................................$          --    $         960
                                                                                  =============    =============

   The accompanying notes are an integral part of these financial statements.

                        AMERICAN FINANCIAL HOLDING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Three Months                For the Six Months
                                                                 Ended June  30,                   Ended June 30,
                                                       -------------------------------    -------------------------------
                                                                 2001             2000              2001             2000
                                                       --------------    -------------    --------------    -------------
Interest income........................................$        5,057    $      43,243    $        5,057    $      86,485
                                                       --------------    -------------    --------------    -------------

General and administrative expenses....................       (36,731)         (47,243)         (106,675)         (93,800)
                                                       --------------    -------------    --------------    -------------

Loss From Continuing Operations........................       (31,674)          (4,000)         (101,618)          (7,315)

Loss from discontinued operations -
   Income Builders.....................................            --           (8,718)               --          (61,201)
                                                       --------------    -------------    --------------    -------------

Loss Before Extraordinary Item.........................       (31,674)         (12,718)         (101,618)         (68,516)

Extraordinary gain from
   forgiveness of debt.................................        92,799               --            92,799               --
                                                       --------------    -------------    --------------    -------------

Net Income (Loss)......................................$       61,125    $     (12,718)   $       (8,819)   $     (68,516)
                                                       ==============    =============    ===============   =============

Basic and Diluted Loss Per Common Share

     Continuing Operations.............................$        (0.01)   $          --    $        (0.03)   $          --
     Discontinued Operations...........................            --               --                --            (0.02)
     Extraordinary gain................................          0.03               --              0.03               --
                                                       --------------    -------------    --------------    -------------
     Net Loss .........................................$         0.02    $          --    $           --    $       (0.02)
                                                       ==============    =============    ==============    =============
Weighted-Average Number of Common
   Shares Outstanding..................................     3,599,550        3,599,550         3,599,550        3,599,550
                                                       ==============    =============    ==============    =============

   The accompanying notes are an integral part of these financial statements.

                        AMERICAN FINANCIAL HOLDING, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the Six Months
                                                                                          Ended June 30,
                                                                                           2001             2000
                                                                                  -------------    -------------
Cash Flows From Operating Activities
     Net income (loss)............................................................$      (8,819)   $     (68,516)
     Adjustments to reconcile net loss to net cash used in
      operating activities
         Increase in net liabilities of discontinued
            operations............................................................           --           61,200
         Expenses paid by related party...........................................       18,754               --
         Stock issued for service.................................................          400               --
         Forgiveness of debt......................................................      (92,799)              --
         Changes in assets and liabilities
             Decrease in accounts payable.........................................     (160,138)              --
                                                                                  -------------    -------------

         Net Cash Used in Operating Activities....................................     (242,602)          (7,316)
                                                                                  -------------    -------------

Cash Flows From Financing Activities
     Increase (decrease) in payable to Tambora Financial
        Corporation...............................................................      (39,493)          11,516
     Decrease in payable to related party.........................................      (18,865)              --
     Proceeds from issuance of common stock.......................................      300,000               --
                                                                                  -------------    -------------

Net Cash Provided by Financing Activities.........................................      241,642           11,516
                                                                                  -------------    -------------

Net Change in Cash................................................................         (960)           4,200

Cash at Beginning of Period.......................................................          960            1,203
                                                                                  -------------    -------------

Cash at End of Period.............................................................$          --    $       5,403
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

                        AMERICAN FINANCIAL HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Interim Financial Statements -- These interim financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the annual financial statements included in the Company's report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Business Condition -- The Company has an accumulated deficit of $8,971,888 as of June 30, 2001. It has had losses from continuing operations and negative cash flows from operating activities during the six month-periods ended June 30, 2001 and 2000. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to enter into a business combination or reorganization with an operating company. There is no assurance that the Company will be successful in accomplishing management's plans.

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

NOTE 3 -- STOCK  PURCHASE AGREEMENT

On January 22, 2001, the Company entered into a purchase agreement (the "Purchase Agreement") with three unrelated third parties (the "Purchasers") whereby the Company issued to an escrow agent 15,000,000 shares of common stock (pre-split) and issued $150,000 of promissory notes to the Purchasers for a total of $300,000 in cash. Under the terms of the Purchase Agreement, the cash held in the escrow account was to have been released on the date of closing upon the Company meeting the conditions of the Purchase Agreement, which included:

o providing evidence, after the use of the funds received from the escrow, that all liabilities have been paid or compromised;
o being current in filing periodic reports with the Securities and Exchange Commission;
o the resumption of quotation of the common stock of the Company on the over-the-counter electronic bulletin board maintained by the National Association of Securities Dealers, Inc.;

o completion of arrangements satisfactory to the Purchasers respecting certain contingent liabilities;
o        completion of a 21.4-to-1 reverse stock split; and
o        delivery of resignations of the incumbent officers and directors.

The Company obtained shareholder approval of a 21.4-to-1 reverse stock split on April 17, 2001. The reverse stock split resulted in the 4,279,449 shares of common stock outstanding at December 31, 2000, being consolidated into 199,550 post-split common shares. Upon completion of the reverse stock split and the closing of the Purchase Agreement, the 15,000,000 pre-split shares of common stock issued to the Purchasers were consolidated into 700,935 post-split shares and the $150,000 promissory notes were automatically converted into 2,299,065 post-split shares of common stock, bringing the total interest in the Company held by the Purchasers to 3,000,000 post-split shares of common stock. Accordingly, the Purchase Agreement resulted in a change in control of the Company.

Upon  closing of the Purchase  Agreement  effective  June 20, 2001,  the Company
issued  400,000   post-split   shares  of  common  stock  to  an  individual  in
consideration of his services in introducing the Purchasers to the Company.

The creditors of the Company have accepted compromising payments of cash from escrow or Tambora common stock in full satisfaction of the amounts due. Accordingly, management paid or compromised all liabilities of the Company at the date the Purchase Agreement was closed. The Company paid off $218,496 debt in cash and distributed 300,084 shares of Tambora common stock to former investors in Triad Financial Corporation, a former subsidiary of the Company, in satisfaction of their right to convert Triad preferred stock into the Company's common stock. The distribution of these Tambora shares was accounted for as the conversion of the following liabilities into additional paid-in capital:
$240,014 payable to Triad Financial Systems, Inc. owners and $123,962 interest payable to Triad Financial Systems, Inc. Owners. The rest of the debt in the amount of $92,799 was forgiven by creditors and was accounted for extraordinary gain on the financial statements.

NOTE 4 -- MUTUAL GENERAL RELEASE AGREEMENT

On December 20, 1999, Robert M. Bridge (Bridge) filed suit against the Company in the Third District Court in Salt Lake County, Utah, styled Bridge v. American Financial Holding, Inc., Triad Financial Systems, Inc., Raymond L. Punta and Kenton L. Stanger (Civil No. 990912544). Mr. Bridge's complaint alleged that he was entitled to the return of a $100,000 investment made in 1993, in which he purchased the Company's stock in anticipation of the acquisition of an insurance company. The complaint alleged claims for breach of contract, fraud and misrepresentation, and claims for a "guarantee" against Messrs. Punta and Stanger.

On July 5, 2001, Bridge and the Company,  Triad Financial Systems, Inc., Raymond
L. Punta, and Kenton L. Stanger signed a mutual general release. In consideration of this release, the Company delivered to Bridge $22,000, paid from escrowed funds under the Purchase Agreement discussed above, and certificates for 172,680 shares of restricted common stock of Tambora Financial Corporation to which Bridge was entitled as part of the distribution of an aggregate of 4,279,449 shares of Tambora stock to the stockholders of the Company. The parties agreed that they would fully and finally dismiss, with prejudice, all claims, counterclaims, and third-party claims asserted or which could be asserted in the lawsuit.

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

Results of Operations

         The Company had net interest income of $5,057 in the second quarter and first half of 2001, as compared to $43,243 and $86,485 for the second quarter and first half, respectively, in the preceding fiscal year. Interest accrued during the 2000 interim periods related to notes receivable from officers and directors that had been conveyed to a third party prior to commencement of the first quarter of 2001.

         General and administrative expenses for the second quarter of 2001 were $36,731, a decrease of $10,512, as compared to $47,243 for the corresponding period in the preceding fiscal year, principally as a result of limited activities in the 2001 interim period following completion of the $300,000 in new investment during January 2001. For the first six months of 2001, general and administrative costs of $106,675 were $12,875 higher than the same period in the preceding year due to increased regulatory filings and stockholder communications. During the second quarter and first half of 2000, the Company recognized $8,718 and $61,201, respectively, in losses from the discontinued operations of Income Builders.

Liquidity on Capital Resources

         During the six months ended June 30, 2001, the Company used all of its cash, including net cash of $241,642 provided by financing activities, to fund its operating activities. In addition to current expenses, these expenditures related to cash payments in order to compromise liabilities.

Capital Requirements and Plan of Operation

         The Company has no funds, but will require approximately $30,000 to $60,000 during the next twelve months to complete required accounting and auditing work, complete reports to regulatory authorities and stockholders, and related matters to maintain its corporate good standing. The Company has no funds with which to pay these amounts, but will depend primarily on the sale of additional securities for such funding. The Company cannot assure it will be able to obtain required funding or that it will be able to continue.

         The Company plans to seek active operations and related funding, which will likely result in a recapitalization of the Company and the issuance of substantial amounts of securities that will dilute the percentage interest in the Company held by existing stockholders.

         The Company  entered  into an agreement to sell for $300,000 a total of
15.0 million shares of common stock at a price of $0.01 per share, or an aggregate of $150,000, and $150,000 in principal amount of promissory notes, automatically convertible into an aggregate of 49.2 million shares of common stock on the effectiveness of a 21.4-to-1 reverse split of the issued and outstanding shares. The persons making the $300,000 investment executed a majority written consent approving the proposed reverse stock split, the appointment of their designees to the board of directors, and the authorization of a class of preferred stock. On the effectiveness of the reverse stock split and related matters, the Company issued 400,000 shares of common stock to a third party for services. The securities sold by the Company and the consideration therefor were held pending the Company's completion of its annual report on Form 10-KSB for the year ended December 31, 2000, an information statement distributed to the Company's stockholders relating to the matters to be approved by the majority written consent of its stockholders, and certain other conditions. After giving effect to the foregoing, the Company had an aggregate of 3.6 million shares of common stock issued and outstanding. Proceeds from the sale of the above securities were applied to satisfy certain accrued obligations.

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

         On December 20, 1999, Robert M. Bridge filed suit against the Company in the Third District Court in Salt Lake County, Utah, styled Bridge v. American Financial Holding, Inc., Triad Financial Systems, Inc., Raymond L. Punta and Kenton L. Stanger (Civil No. 990912544). Mr. Bridge's complaint alleges that he is entitled to the return of a $100,000 investment made in 1993, in which he purchased the Company's stock in anticipation of the acquisition of an insurance company, costs, attorney's fees, and interest. The complaint alleges claims for breach of contract, fraud and misrepresentation, and claims for a "guarantee" against Messrs. Punta and Stanger. The Company answered the complaint, denying its material allegations and raising several affirmative defenses, including the applicable statutes of limitation. On July 6, 2001, the parties entered into a joint stipulation for settlement of the matter and have submitted to the court for signature an order dismissing the action with prejudice as to all parties.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company  entered  into an agreement to sell for $300,000 a total of
15.0 million shares of common stock at a price of $0.01 per share, or an aggregate of $150,000, and $150,000 in principal amount of promissory notes, automatically convertible into an aggregate of 49.2 million shares of common stock on the effectiveness of a 21.4-to-1 reverse split of the issued and outstanding shares. The persons making the $300,000 investment executed a majority written consent approving the proposed reverse stock split, the appointment of their designees to the board of directors, and the authorization of a class of preferred stock. On the effectiveness of the reverse stock split and related matters, the Company issued 400,000 shares of common stock to a third party for services. The securities sold by the Company and the consideration therefor were held pending the Company's completion of its annual report on Form 10-KSB for the year ended December 31, 2000, an information statement distributed to the Company's stockholders relating to the matters to be approved by the majority written consent of its stockholders, and certain other conditions. After giving effect to the foregoing, the Company had an aggregate of 3.6 million shares of common stock issued and outstanding. Proceeds from the sale of the above securities were applied to satisfy certain accrued obligations.

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

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By majority written consent of holders of 15,000,000 shares, or 77.8%, of the issued and outstanding stock, the stockholders of the Company approved a 21.4-to-one reverse split of the issued and outstanding stock and the authorization of a class of 5,000,000 shares of preferred stock, par value $0.001, effective May 30, 2001.

                            ITEM 5. OTHER INFORMATION

         None.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  None

         (b) Reports on Form 8-K. During the quarter ended June 30, 2001, the Company filed the following report on Form 8-K:

            Date of Event Reported                 Item Reported
          -------------------------    ----------------------------------------
                 June 21, 2001          Item 1. Change in Control of Registrant

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AMERICAN FINANCIAL HOLDING, INC.


Date: July 16, 2001                             By  /s/ Jeffrey W. Tomz
                                                    -------------------
                                                    Jeffrey Tomz, Secretary
                                                    (Principal Executive and
                                                    Financial Officer)