Form 10QSB
period 2001-09-30
AMERICAN FINANCIAL HOLDING INC /DE
filed 2001-11-06
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10 - QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                        AMERICAN FINANCIAL HOLDING, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      0-12666                                     87-0458888
         (State or other jurisdiction         (Commission File Number)                             (I.R.S. Employer
         of incorporation)                                                                        Identification No.)

                            2500 Wilcrest, Suite 540
                              Houston, Texas 77042
          (Address of principal executive offices, including zip code)


                                 (713) 780-4754
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No

As of October 31, 2001, issuer had 15,043,630 shares of issued and outstanding common stock, par value $0.001.

Documents Incorporated by Reference: NONE

Transitional Small Business Issuer Format:  Yes  [X]   No [ ]


Part I.           Financial Information

Item 1.           Financial Statements.

                  Consolidated Balance Sheets
                           September 30, 2001 (unaudited) and December 31, 2000................................3

                  Consolidated Statements of Operations
                           Three and nine months ended September 30, 2001 (unaudited)
                           and September 30, 2000 (unaudited)..................................................4

                  Consolidated Statement of Shareholders' Equity
                           For the period ended December 31, 2000 and
                           September 30, 2001 (unaudited)......................................................6

                  Consolidated Statements of Cash Flows
                           Nine months ended September 30, 2001 (unaudited) and
                           September 30, 2001 (unaudited)......................................................7

                  Notes to Unaudited Consolidated Financial Statements.........................................8

Item 2.           Management's Discussion and Analysis of Results of Operations
                           and Financial Condition............................................................11

Part II.          Other Information.

Item 1.           Legal Proceedings...........................................................................13

Item 2.           Changes in Securities.......................................................................13

Item 3.           Defaults Upon Senior Securities.............................................................13

Item 4.           Submission of Matters to a Vote of Security Holders.........................................14

Item 5.           Other Information...........................................................................14

Item 6.           Exhibits and Reports on Form 8-K............................................................14

The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                        American Financial Holding, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                                  September 30,       December 31,
                                                                                       2001               2000
                                                                                 ---------------    ---------------
                                                                                   (unaudited)
                                                         ASSETS
Current assets
   Cash and cash equivalents                                                       $ 1,777,752        $     2,574
   Accounts receivable, net of allowance for doubtful
     accounts of $-0- and $6,734 at September 30, 2001
     and December 31, 2000, respectively                                                   236              2,355
                                                                                   -----------        -----------

         Total current assets                                                        1,777,988              4,929
                                                                                   -----------        -----------

Property and equipment, net                                                              9,668             31,947

Other assets                                                                                --             25,420
                                                                                   -----------        -----------

Total assets                                                                       $ 1,787,656        $    62,296
                                                                                   -----------        -----------

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                $   247,561        $   148,263
   Accrued expenses                                                                     26,527            226,833
   Notes payable to shareholders                                                            --            105,667
   Current portion of convertible debt                                                      --            600,000
   Deferred revenue                                                                    300,000            360,000
                                                                                   -----------        -----------

         Total current liabilities                                                     574,088          1,440,763

Convertible debt, less current portion                                                      --            850,000
                                                                                   -----------        -----------

         Total liabilities                                                             574,088          2,290,763
                                                                                   -----------        -----------

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 10,000,000
     shares authorized                                                                      --                 --
   Common stock, $.001 par value; 50,000,000
     shares authorized                                                                  15,044              1,021
   Additional paid-in capital                                                        4,947,451            453,339
   Accumulated deficit during development stage                                     (3,748,927)        (2,632,547)
   Treasury stock, at cost                                                                  --            (50,280)
                                                                                   -----------        -----------

         Total shareholders' equity (deficit)                                        1,213,568         (2,228,467)
                                                                                   -----------        -----------

Total liabilities and shareholder's equity                                         $ 1,787,656        $    62,296
                                                                                   -----------        -----------


The accompanying notes are an integral part of these statements.               3

                        American Financial Holding, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                                        Cumulative
                                                                                                        Period from
                                                                                                       December 28,
                                                                        Nine Months Ended              1995 (date of
                                                                          September 30,                inception) to
                                                                --------------------------------       September 30,
                                                                     2001               2000               2001
                                                                ---------------    -------------      --------------
Revenues
Sales                                                           $       9,905      $       6,380      $    1,374,537
License fees                                                           60,000             20,000             200,000
                                                                -------------      -------------      --------------

       Total revenues                                                  69,905             26,380           1,574,537

Cost of sales                                                           4,918              9,948             389,486
                                                                -------------      -------------      --------------

       Gross profit                                                    64,987             16,432           1,185,051

Selling, general and administrative expenses                        1,105,454            560,132           4,656,832
                                                                -------------      -------------      --------------

       Operating loss                                              (1,040,467)          (543,700)         (3,471,781)

Other income (expense)
   Interest income                                                      6,102              3,893              34,482
   Interest expense                                                   (82,015)           (92,929)           (311,628)
                                                                -------------      -------------      --------------

       Net loss                                                 $  (1,116,380)     $    (632,736)      $  (3,748,927)
                                                                -------------      -------------       -------------
Per share information
   Net loss per common share - basic and diluted                $       (0.22)     $      (0.22)       $      (1.30)
                                                                -------------      ------------        ------------
Weighted average number of basic and diluted
   common shares outstanding                                        5,074,369          2,815,046           2,875,092
                                                                -------------      -------------      --------------




The accompanying notes are an integral part of these statements.               4

                        American Financial Holding, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                    Three Months Ended September 30,
                                                                                  -----------------------------------
                                                                                        2001                2000
                                                                                  --------------       --------------
Revenues
Sales                                                                                $     2,162         $      4,146
License fees                                                                              20,000                   --
                                                                                     -----------         ------------

       Total revenues                                                                     22,162                4,146

Cost of sales                                                                                588                4,936
                                                                                     -----------         ------------

       Gross profit (loss)                                                                21,574                 (790)

Selling, general and administrative expenses                                             831,372              381,670
                                                                                     -----------         ------------

       Operating loss                                                                   (809,798)            (382,460)

Other income (expense)
   Interest income                                                                         6,094                  912
   Interest expense                                                                      (13,106)             (60,984)
                                                                                     -----------         ------------

       Net loss                                                                      $  (816,810)        $   (442,532)
                                                                                     -----------         ------------

Per share information
   Net loss per common share - basic and diluted                                     $     (0.08)        $      (0.16)
                                                                                     -----------         ------------

Weighted average number of basic and diluted
   common shares outstanding                                                           9,668,451            2,843,040
                                                                                     -----------         ------------



The accompanying notes are an integral part of these statements.               5

                        American Financial Holding, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Shareholders' Equity
                                   (unaudited)

                                                  Common Stock                    Accumulated        Treasury Stock       Total
                                               --------------------  Additional  Deficit During  --------------------- Shareholders'
                                                 Number              Paid-In     Development      Number                 Equity
                                               of Shares   Amount    Capital        Stage        of Shares    Amount    (Deficit)
                                               ---------  --------  ----------   -------------   ---------  ---------- -------------
   Balance, December 31, 2000                    102,013  $ 1,021    $ 453,339   $ (2,632,547)      2,400   $ (50,280) $ (2,228,467)

   Issuance of common stock for
     services on 7/1/01                            5,632       56           --             --          --          --            56

   Issuance of common stock for
     services on 7/1/01                            4,485       45           --             --          --          --            45

   Issuance of common stock for
     capitalization of accrued
     salaries on 8/10/01                           2,512       25      328,100             --          --          --       328,125

   Issuance of common stock for
     conversion of convertible
     debt on 8/10/01                              62,791      628    1,610,718             --          --          --     1,611,346

   Issuance of common stock for
     conversion of convertible
     shareholder notes payable on 8/10/01          7,498       75      135,592             --          --          --       135,667

   Issuance of common stock for
     bridge financing on 8/10/01                  10,776      108           --             --          --          --           108

   Reverse acquisition and recapitalization
     effective 8/10/01                        13,100,217   11,339     (110,166)            --      (2,400)     50,280       (48,547)

   Issuance of common stock for
     cash on 8/10/01                           1,346,669    1,347    2,018,653            --          --          --      2,020,000

   Issuance of common stock for
     services on 8/10/01                          60,000       60           --            --          --          --             60

   Issuance of common stock for
     cash on 8/28/01                              26,667       26       39,974            --          --          --         40,000

   Issuance of common stock for
     services on 9/30/01                         314,370      314      471,241            --          --          --        471,555

           Net loss                                   --       --           --    (1,116,380)         --          --     (1,116,380)
                                              ---------- --------   ----------   -----------   ---------   ---------    -----------

                                              15,043,630 $ 15,044   $4,947,451   $(3,748,927)         --   $      --    $ 1,213,568
                                              ---------- --------   ----------   -----------   ---------   ---------    -----------



The accompanying notes are an integral part of these statements.               6

                        American Financial Holding, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows



                                                                                                         Cumulative
                                                                                                         Period from
                                                                                                        December 28,
                                                                        Nine Months Ended               1995 (date of
                                                                          September 30,                 inception) to
                                                                ----------------------------------      September 30,
                                                                     2001               2000                2001
                                                                ---------------    ---------------    ------------------
Cash flows from operating activities
   Net loss                                                     $  (1,116,380)      $   (632,736)      $  (3,748,927)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                               744,736                 35           1,007,845
       Depreciation                                                    12,206             12,263              64,555
       Loss on sale of property and equipment                           9,073                 --               9,073
       Change in operating assets and liabilities:
         Decrease (increase) in accounts receivable                     2,119             11,842                (236)
         Decrease (increase) in inventory                                  --             (3,024)                 --
         Decrease (increase) in other assets                           25,420              4,138                  --
         Increase in accounts payable                                  99,297              4,037             247,561
         Increase in accrued expenses                                  16,254            101,590              26,527
         Increase (decrease) in deferred revenue                      (60,000)           380,000             300,000
                                                                -------------      -------------      --------------

           Net cash used in operating activities                     (267,275)          (121,855)         (2,093,602)
                                                                -------------      -------------      --------------

Cash flows from investing activities
   Purchase of property and equipment                                      --                 --             (84,296)
   Proceeds from the sale of property
     and equipment                                                      1,000                 --               1,000
                                                                -------------      -------------      --------------

           Net cash provided by (used in)
              operating activities                                      1,000                 --             (83,296)
                                                                -------------      -------------      --------------

Cash flows from financing activities
   Proceeds from convertible debt                                          --            200,000           1,450,000
   Proceeds from notes payable to shareholders                         30,000                 --             135,667
   Proceeds from the issuance of common stock                       2,060,000              1,923           2,467,810
    Merger and acquisition expenses                                   (48,547)                --             (48,547)
   Repurchase of common stock                                              --                 --             (50,280)
                                                                -------------      -------------      --------------

           Net cash provided by financing activities                2,041,453            201,923           3,954,650
                                                                -------------      -------------      --------------

Net increase in cash and cash equivalents                           1,775,178             80,068           1,777,752

Cash and cash equivalents, beginning of period                          2,574             60,994                  --
                                                                -------------      -------------      --------------

Cash and cash equivalents, end of period                        $   1,777,752       $    141,062       $   1,777,752
                                                                -------------       ------------       -------------

Supplemental cash flow information:
   Cash paid for interest                                       $       1,020       $     51,968       $     150,283
                                                                -------------       ------------       -------------




The accompanying notes are an integral part of these statements.               7

                        American Financial Holding, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 -   BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION

American Financial Holding, Inc. (the "Company"), a Delaware corporation, through its wholly-owned subsidiary, Isolagen Technologies, Inc. ("Isolagen") was organized to specialize in the development and commercialization of autologous cellular system ("ACS") for hard and soft tissue regeneration and other therapies. Isolagen currently holds four patents with one additional patent pending. Representing breakthrough technology in the overall approach to cosmetic and medical therapy, ACS is a process whereby a patient's own cells are extracted, reproduced through Isolagen's proprietary process, and then reintroduced back into the patient for specific cosmetic and medical applications. Unlike other collagen development companies, Isolagen uses only the patient's unique living cells for the source of its collagen production. Isolagen's goal is to become the industry leader in the research, development and commercialization of ACS tissue regeneration.

Through September 30, 2001, the Company has been primarily engaged in developing its initial product technology, recruiting personnel and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2001. The Company will finance its operations primarily through its existing cash, future financing and revenues.

Acquisition and Merger

On August 10, 2001, the Company, pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among the Company, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), Isolagen, a Delaware corporation, Gemini IX, Inc., a Delaware corporation ("Gemini"), and William J. Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen (the "Merger Agreement"), acquired in a privately negotiated transaction 100% of the issued and outstanding capital stock of Isolagen. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen (the "Merger"), and Isolagen was the surviving corporation of the Merger. The Company issued an aggregate of 9,756,372 shares of restricted common stock, par value $0.001 per share, of the Company ("Common Stock") as consideration for the Merger, to retire certain debts of Isolagen and in connection with certain bridge loans of Isolagen.

Isolagen has developed and patented a process to create injectable collagen that is derived from a patient's own tissue. Prior to the Merger, Isolagen had no active business and was seeking funding to begin U.S. Food and Drug Administration ("FDA") trials of this process.

Simultaneous with the Merger, the Company sold 1,346,669 shares of restricted common stock to certain accredited investors in a private placement transaction. The consideration paid by such investors for the shares of Common Stock aggregated $2,020,000 in transactions exempt from the registration requirements of the Securities Act. The net cash proceeds of this private placement will be used to fund Isolagen's research and development projects and the initial FDA trials of the Isolagen process, to explore the viability of entering foreign markets, to provide working capital and for general corporate purposes.

Basis of Presentation

The financial statements presented include the consolidated balance sheet of American Financial Holding, Inc. and its wholly-owned subsidiary, Isolagen Technologies, Inc., at September 30, 2001 and the balance sheet of Isolagen Technologies, Inc. at December 31, 2000. The consolidated statements of operations and cash flows for the nine-month and three-month periods ended September 30, 2001 include Isolagen Technologies, Inc. for these periods and American Financial Holding, Inc. for the period from August 10, 2001 through September 30, 2001. The consolidated statements of operations and cash flows for the nine month and three month periods ended September 30, 2000 consists of the results of Isolagen Technologies, Inc. only.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial Statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading, These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's current report on Form 8-KA filed with the Securities and Exchange Commission on August 22, 2001.

Statement of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per share data

Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share for periods in which it incurred net losses as the effect of potentially dilutive shares from convertible debt is antidilutive.

Shares of Isolagen common stock outstanding prior to the Merger were deemed converted to its equivalent shares of the Company's common stock using a conversion factor as defined in the Merger Agreement.

Income taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards ("NOLs"). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

NOTE 3 -   CONTINGENCIES

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

In October 1996, the Company also received a request for the voluntary production of information to the Enforcement Division of the Commission related to the resignation of Coopers & Lybrand LLP and the termination of Arthur Andersen LLP and the appointment of Jones, Jensen & Company as the Company's independent public accountants and the reasons therefore. In addition, the Company was requested to provide certain information respecting its previous sales of securities. The Company cooperated in providing information in response to these inquiries in early 1997. The Company has not been advised of the outcome of the foregoing, and has had no further contact by the Enforcement Division of the Commission.

NOTE 4 - SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussions of American Financial Holding, Inc. results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

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

SUMMARY REVIEW AND OUTLOOK

American Financial Holding, Inc. (OTC Bulletin Board: ANFC) acquired Isolagen Technologies, Inc. in a stock-for-stock transaction on August 10, 2001. Simultaneously with the merger, American Financial raised over $2 million in equity in a private placement of common stock and converted $1.45 million principal amount of Isolagen debt and approximately $625,000 of accrued liabilities of Isolagen to equity. The net cash proceeds of the private placement will be used to fund Isolagen's research and development projects, to fund the initial FDA trials of the Isolagen process, to explore the viability of entering foreign markets, to provide additional working capital and for general corporate purposes.

Isolagen is an emerging biotechnology company specializing in the development and commercialization of autologous cellular system ("ACS") for hard and soft tissue regeneration and other therapies. Isolagen currently holds four patents with one additional patent pending. Representing breakthrough technology in the overall approach to cosmetic and medical therapy, ACS is a process whereby a patient's own cells are extracted, reproduced through Isolagen's proprietary process, and then reintroduced back into the patient for specific cosmetic and medical applications. Unlike other collagen development companies, Isolagen uses only the patient's unique living cells for the source of its collagen production.

Isolagen's goal is to become the industry leader in the research, development and commercialization of ACS tissue regeneration.

American Financial Holding, Inc. is the holding company of Isolagen Technologies, Inc. Founded in 1995, Isolagen has focused its efforts in the development of cellular technology that has specific application for cosmetic dermatology, cosmetic surgery, periodontal disease, reconstructive dentistry and other health related markets. Isolagen's corporate headquarters are located in Houston, Texas.

On November 13, 2001, the Company is holding an annual shareholder's meeting. One of the proposals for consideration at the shareholder's meeting is to change the Company's name to Isolagen, Inc.

With regards to the proposed activities described above, no assurances can be made that the Company will implement any of these potential actions, and if so, whether any of them will prove successful or the degree of that success.

RESULTS OF OPERATIONS

Comparison of three-month period ending September 30, 2001 and September 30,
2000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $449,702 for the three month period ending September 30, 2001, as compared to the same period in the prior year. The increase is attributed primarily to consulting expenses and travel expenses. The Company incurred a non-cash consulting expense in September 2001 for $450,000.

INTEREST EXPENSE. Interest expense decreased $47,878 for the three months ended September 30, 2001, as compared to the same period last year due primarily to convertible debt converting to equity in 2001.

NET LOSS. Net loss for the three months ended September 30, 2001, was $816,810, as compared to a net loss of $442,532 for the three months ended September 30, 2000. This increase in net loss is attributed primarily to increased consulting expenses.

Comparison of nine-month period ending September 30, 2001 and September 30, 2000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $545,322 for the nine-month period ending September 30, 2001, as compared to the same period in the prior year. The increase is attributed primarily to consulting expenses and travel expenses. The Company incurred a non-cash consulting expense in September 2001 for $450,000.

INTEREST EXPENSE. Interest expense decreased $10,914 for the nine months ended September 30, 2001, as compared to the same period last year due primarily to convertible debt converting to equity in 2001.

NET LOSS. Net loss for the nine months ended September 30, 2001, was $1,116,380, as compared to a net loss of $632,736, for the nine months ended September 30, 2000. This increase in net loss is attributed primarily to increased consulting expenses.

Historical Cash Flows

OPERATING ACTIVITIES. Cash used in operating activities during the nine months ended September 30, 2001, amounted to $267,275 as compared to $121,855 used for the nine month-period ending September 30, 2000.

INVESTING ACTIVITIES. Cash provided by investing activities during the nine months ended September 30, 2001, amounted to $1,000, as compared to $0 of cash provided by investing activities for the nine months ended September 30, 2000.

FINANCING ACTIVITIES. American Financial Holding, Inc. has financed its operating and investing activities primarily from the proceeds of private placements of its common stock. During the nine months ended September 30, 2001, the Company received $2,060,000 from cash sales of its common stock, an increase of $2,058,077, as compared to the $1,923 received from cash sales of common stock for the nine months ended September 30, 2000.

Liquidity and Capital Resources

As of September 30, 2001, American Financial Holding, Inc. had a cash balance of $1,777,752. The

Company believes the existing working capital will be adequate to meet anticipated capital and liquidity requirements for the next nine months. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

On August 10, 2001, the Company, pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among the Company, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), Isolagen, a Delaware corporation, Gemini IX, Inc., a Delaware corporation ("Gemini"), and William J. Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen (the "Merger Agreement"), acquired in a privately negotiated transaction 100% of the issued and outstanding capital stock of Isolagen. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen (the "Merger"), and Isolagen was the surviving corporation of the Merger. The Company issued an aggregate of 9,756,372 shares of restricted common stock, par value $0.001 per share, of the Company ("Common Stock") as consideration for the Merger, to retire certain debts of Isolagen and in connection with certain bridge loans of Isolagen.

Simultaneous with the Merger, the Company sold 1,346,669 shares of restricted common stock to certain accredited investors in a private placement transaction. The consideration paid by such investors for the shares of Common Stock aggregated $2,020,000 in transactions exempt from the registration requirements of the Securities Act. The net cash proceeds of this private placement will be used to fund Isolagen's research and development projects and the initial FDA trials of the Isolagen process, to explore the viability of entering foreign markets, to provide working capital and for general corporate purposes.

In August 2001, the Company sold 26,667 shares of restricted common stock to an accredited investor in a private transaction. The consideration paid by such investor for the shares of Common Stock aggregated $40,000 in transactions exempt from the registration requirements of the Securities Act.

In September 2001, the Company issued 314,370 shares of its common stock for consulting and other services in transactions exempt from the registration requirements of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  None

         (b) Reports on Form 8-K. During the quarter ended September 30, 2001, the Company filed the following report on Form 8-K:

         Date of Event Reported     Item Reported
         ----------------------     -------------
            August 22, 2001         Acquisition or disposition of assets;
                                    Changes in registrants certifying
                                    accountants; Financial statements, pro forma financial information and exhibits.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN FINANCIAL HOLDING, INC.


Date: November 5, 2001              By:  /s/ Jeffrey W. Tomz
                                    --------------------------------------------
                                     Jeffrey W. Tomz, Secretary and CFO
                                    (Principal Executive and
                                     Financial Officer)