Form 10KSB40
period 2001-12-31
ISOLAGEN INC
filed 2002-03-21
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                                 ISOLAGEN, INC.
                 (Name of small business issuer in its charter)

         Delaware                        0-12666                 87-0458888
(State or other jurisdiction     (Commission File Number)     (I.R.S. Employer
    of incorporation)                                        Identification No.)

                            2500 Wilcrest, 5th Floor
                              Houston, Texas 77042
          (Address of principal executive offices, including zip code)

                                 (713) 780-4754
                (Issuer's telephone number, including area code)

                       [American Financial Holding, Inc.]
                         (Former name or former address,
                          if changed since last report)

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $105,482.

As of March 15, 2002, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer based upon the average bid and asked price of such common stock on the OTC Bulletin Board as of such date was $33,785,040.

As of March 15, 2002, issuer had 15,189,563 shares of issued and outstanding common stock, par value $0.001.

Documents Incorporated by Reference: None

Transitional Small Business Issuer Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----

                                                      PART I

ITEM 1.           DESCRIPTION OF BUSINESS.......................................................................3
ITEM 2.           DESCRIPTION OF PROPERTIES....................................................................13
ITEM 3.           LEGAL PROCEEDINGS............................................................................13
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................13

                                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS ....................................................................14
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.....................................................14
ITEM 7.           FINANCIAL STATEMENTS........................................................................16
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................16

                                                     PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS,
                      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                      ACT.....................................................................................17
ITEM 10.          EXECUTIVE COMPENSATION......................................................................21
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT..............................................................................23
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS........................................23
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............................................................24

         This annual report contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Isolagen, Inc.'s or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

         In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

         Although Isolagen, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither Isolagen, Inc. nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Isolagen, Inc. is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

         Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation ("Isolagen" or the "Company"), is the parent company of Isolagen Technologies, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Isolagen Technologies"). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Europe"). The common stock, par value $0.001 per share, of the Company ("Common Stock") is quoted on the Over-the-Counter Bulletin Board under the ticker symbol "ISLG"

         In the early 1990s, Olga Marko, Ph.D. was researching a way to identify autologous cellular systems ("ACS") which could stimulate a patient's own collagen production. Ms. Marko developed a process of extracting a patient's own cells (dermal fibroblasts), growing and expanding those cells in a controlled environment, and then re-introducing such cells into the skin of the patient's face, thereby stimulating the growth of the patient's collagen resulting in the repair of dermal defects (the "Isolagen Process"). With the support of William
K. Boss, Jr., M.D., a board certified plastic surgeon, Isolagen Technologies was formed on December 28, 1995 with the purpose of researching, marketing and commercializing the Isolagen Process for cosmetic applications.

         In 1995, Dr. Boss began treating a small percentage of his patients with the Isolagen Process to correct defects (e.g., wrinkles, depressions and scarring) in the patient's face. Dr. Boss and Ms. Marko solicited the clinical support of Gregory Keller, M.D., Associate Chief of Head and Neck Plastic Surgery at the University of California at Los Angeles Medical School and W. Gregory Chernoff, M.D., a plastic surgeon with practices in California and Indiana. Between 1995 and 1999 Drs. Boss, Keller and Chernoff, together with approximately 200 other doctors, utilized the Isolagen Process on approximately 1,100 patients with positive results. The use of the Isolagen Process on such patients provided evidence to the Company that the Isolagen Process could effectively grow and re-introduce a patient's own cells with beneficial results. Of the 1,100 patients treated with the Isolagen Process, totaling approximately 3,400 procedures, the participating physicians documented less than eighteen adverse reactions. The worst reaction reported was a redness in the injection site for seven days. Although all these procedures were at least three years ago and some as long as six years ago, patients still report satisfaction with results of the procedures to their physicians. The Company believes that since ACS involves a patient's own cells, the possibility of allergic reaction is reduced and the therapeutic correction appears to be long lasting with the patients experiencing gradual and continued improvement as a result of the natural activity of the patient's own re-introduced cell structure.

         In 1997, the U.S. Food and Drug Administration ("FDA") began regulating the science of biologics. Biologic products like ACS, in contrast to drugs that are chemically synthesized, are derived from living sources (such as humans, animals, and microorganisms). From 1995 to 1999, management of Isolagen Technologies believed that FDA approvals were not required for use of the Isolagen Process, based on advice from FDA consultants. In 1999, the FDA advised Isolagen Technologies that use of the Isolagen Process would require FDA approval, and Isolagen Technologies filed an investigational new drug application ("IND") covering the Isolagen Process with the FDA. An IND is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Such authorization must be secured prior to commercialization of any new drug or biological product. After its review of Isolagen Technologies' IND on December 9, 1999 the FDA placed the IND on clinical hold until the Company's manufacturing processes and procedures were changed to meet these new standards, and FDA approval is obtained. The use of the Isolagen Process was discontinued after the FDA placed the IND on hold, and Isolagen Technologies did not have sufficient funding to pursue regulatory approvals.

         On August 10, 2001, the Company, then known as American Financial Holding, acquired Isolagen Technologies through the merger of its wholly-owned subsidiary, Isolagen Acquisition Corp., a Delaware corporation ("Merger Sub"), and an affiliated entity, Gemini IX, Inc., a Delaware corporation ("Gemini"), with and into Isolagen Technologies (the "Merger"). As a result of the Merger, Isolagen Technologies became a wholly-owned subsidiary of the Company. On November 13, 2001, the Company changed its name to Isolagen, Inc. Simultaneously with the Merger, the Company raised over $2,000,000 in equity, at $1.50 per share, in a private placement of Common Stock and converted $1,450,000 principal amount of Company debt and approximately $625,000 of accrued liabilities of the Company to equity.

         In August 2001, the Company engaged Cato Research Limited ("Cato"), a research and development organization which assists pharmaceutical and biotechnology companies in navigating the regulatory approval process. With the assistance of Cato, the Company is preparing a response to the FDA's hold on its IND and planning Phase II and III clinical trials of the Isolagen Process. See "Regulatory Process and Clinical Trials." Also in August 2001 the Company formed Isolagen Europe for the purpose of exploring the utilization of the Isolagen Process on patients located in the United Kingdom. Management has made inquiry to the Medicines Control Agency with respect to the Company's proposed use of the Isolagen Process in cosmetic applications in the U.K. Based on the written responses received from the Medical Control Agency, management has concluded that the proposed use in cosmetic applications will not require regulatory approval.

Strategy and Vision

         The Company's goal is to become the industry leader in the research, development and commercialization of the Isolagen Process and the use of ACS. The Company has no current commercial operations and will be unable to begin commercial operations in the United States until it receives all required FDA approvals. See "Regulatory Process and Clinical Trials." There can be no assurance that those approvals will be obtained. The Company is also pursuing, through Isolagen Europe, commercial operations in the U.K. and is pursuing commercial operations through subsidiaries, joint ventures or license arrangements in Brazil, Mexico, Australia and elsewhere. There can be no assurance that any of such operations can be established or that, if established, they will be financially successful. The Company is investigating regulatory and other requirements in these countries and evaluating markets and potential joint venture partners and licensees. The priorities among these alternatives have not yet been determined. In the future, the Company believes that it can increase and strengthen its market position in the following ways:

     o Expanding and solidifying its relationship with the approximately 200 physicians who have used the Isolagen Process with their patients, as well as marketing the Company's processes and products to other doctors (i.e., plastic surgeons, facial plastic surgeons, dermatologists and aestheticians).

     o   Continuing its current research into the science of ACS.

     o Working with the FDA to obtain the approval of the Isolagen Process and future developments of the Company.

     o Investigating foreign markets such as the U.K. for the Isolagen Process and future products.

     o Developing new applications such as dental applications for the Isolagen Process beyond cosmetic facial rejuvenation.

     o   Designing and developing new laboratory facilities in the U.S. and U.K.

         The Company's business plan is focused on the following major steps:

     o ESTABLISHING AND FORMALIZING STRATEGIC PARTNERING RELATIONSHIPS. The Company is conducting discussions with identified industry leaders in the pharmaceutical and medical device industries for application-specific sales and distribution of the Company's techniques and products. The Company's aim is to establish relationships with industry leaders, both domestic and international, which represent the broadest market appeal for specific Company products and techniques.

     o ACCELERATING CURRENT RESEARCH EFFORTS. The Company is working on capturing the full benefit of the Isolagen Process and ACS technology in applications in the cosmetic field. The research capability that has produced the Isolagen Process could be applicable to other processes stimulated by ACS technology such as gum rejuvenation and other dental applications, urology, bone marrow and other pigment-related maladies.

     o EXPANDING PRODUCTION FACILITY CAPACITY. The Company will operate a laboratory facility in Houston, Texas, which will be equipped with state-of-the-art culture equipment, instrumentation and storage systems. The Company will implement expansion plans once FDA approval is granted on its IND.

     o EXPANDING SALES, PRODUCTION AND ADMINISTRATIVE RESOURCES. Increased sales, research, and foreign affiliations will require more resources of the Company. These will be supplied through third party relationships and increases to staff as necessary.

     o SUPPLEMENTING AND LEVERAGING EXISTING ADVISORY RELATIONSHIPS. Physicians are a primary channel for introducing and distributing new products. To facilitate the marketing strategies outlined above, existing physician and corporate relationships of the Company will be supplemented and leveraged. Their support is a key building block in the future growth of the Company.

Market Size and Characteristics

         The Isolagen Process of tissue regeneration is directed primarily at the dermatological and plastic surgery markets.

         According to information on the United States market, published at www.plasticsurgery.org, a website sponsored by the American Society of Plastic Surgeons ("ASPS") and the Plastic Surgery Educational Foundation ("PSEF"):

            o   Cosmetic Surgery procedures in 2000 totaled over $7.4 billion;

            o   Approximately 786,911 Botox injections were done in 2000;

            o   More than 7.4 million people had cosmetic surgery in 2000;

            o More than 1.0 million men chose to have cosmetic plastic surgery in 2000;

            o More than 6.2 million people had reconstructive plastic surgery in 2000;

            o Cosmetic surgery procedures increased 198% between 1992 and 2000;

            o More women than ever before had breast augmentation surgery in 2000. Breast augmentation increased 476% since 1992, 42% since 1998, and 12% since 1999;

            o   Liposuction procedures increased 386% between 1992 and 2000;

            o Of all cosmetic procedures performed, chemical peel increased the most within one year - 32% from 1999;

            o An increasing number of men had breast reduction (gynecomastia) surgery - since 1992, gynecomastia procedures increased 84%;

            o Eyelid surgery continues to increase each year. Eyelid surgery increased 190% since 1992, 44% since 1998 and 21% since 1999; and

            o   Tummy tuck procedures increased 227% since 1992;

         ASPS and PSEF statistics represent patients having procedures performed by member surgeons certified by the American Board of Plastic Surgery as well as other physicians certified by American Board of Medical Specialties' boards.

         Recent surveys on the changes of the public's attitude toward plastic surgery in the past decade have indicated that men and women have become more accepting of plastic surgical or cosmetic procedures. ASPS finds 46.8% of women and 33.8% of men consider their attitude toward cosmetic surgery more favorable than 10 years ago. Only 11.5% and 13.2% respectively view it less favorably. American Society for Aesthetic Plastic Surgery ("ASAPS") finds that 57% of women and 53% of men say they approve of cosmetic surgery.

         The February 2002 survey by the ASAPS shows that 34% of American women would consider having cosmetic surgery, either now or in the future. According to ASAPS, this is a 3% increase compared to the same survey conducted in February 2001. Seventy-nine percent of all women surveyed said they would not be embarrassed if people outside their immediate family and close friends knew they had undergone cosmetic surgery.

Facial Rejuvenation

         The first application of the Isolagen Process is for facial rejuvenation, which the Company intends to market as a "Natural Collagen Supplementation System." The primary benefits of the Natural Collagen Supplementation System are three-fold:

            o Since this is an autologous system (exclusively using a patient's own cells), the Company believes there is a substantially reduced possibility of allergic reaction as compared to bovine collagen and other non-natural fillers.

            o The therapeutic correction received is long lasting because the patient's immune system recognizes the injected cells as the patient's own and does not reabsorb or reject them as it does with other foreign materials and proteins.

            o Patients experience gradual and continued improvement as a result of the natural activity of the re-introduced cell structure.

         These three benefits represent substantial advances in facial rejuvenation since the standard until now has been bovine collagen. Bovine collagen, a foreign protein derived from cows, is generally fully reabsorbed by a patient's body within a few months after application, leaving the patient with no visible signs of correction. As additional treatments with bovine collagen are performed, there is a gradual build-up of the body's antibodies and the development of enzymes that compromise the treatment's effectiveness. Combined with the expense and the continued intrusiveness of ongoing treatments, the value and benefit of bovine collagen injections is ultimately diminished.

         The benefits of the proposed Natural Collagen Supplementation System outlined above counter the drawbacks to bovine collagen treatments, thereby extending the market potential for soft tissue regeneration to a broader population of patients. This broader population includes those who have tried and discontinued use of bovine collagen and those that never considered treatments due to potential drawbacks. The Company estimates that the market potential for soft tissue regeneration treatments in the near-term to be more than $2.5 billion.

The Isolagen Process in Detail

         First a 3 mm punch biopsy is obtained in the scalp area behind the patient's ear. This area is chosen because of its vascularity, lack of sun exposure and invisibility of any scar. The biopsy specimen is packed in a container provided by the Company and shipped overnight to the Company's laboratory. The specimen is then cultured utilizing the Company's patented ACS process. This process separates the cell, called a fibroblast, from the rest of the tissue then multiplies these fibroblasts. Approximately six weeks later 1 ml is returned to the patient's doctor for an intradermal test in the patient. Two weeks later 1 to 1.5 ml of the patient's cells are also sent to the doctor for treatment. Additional amounts of 1 to 1.5 ml are available for re-injection every two to three weeks. A fibroblast culture from a patient may also be cryogenically stored by the patient for future use.

         Fibroblasts stimulate collagen production. Fibroblasts have a finite lifespan and finite ability to repair damage. "Younger" fibroblasts are more effective than "older" fibroblasts from older or more photodamaged patients. The amount of correction a patient would see depends on a variety of factors, including the type of facial line, type of scar, age of the patient and the intrinsic ability of each patient's fibroblasts to create more collagen.

Regulatory Process and Clinical Trials

         ACS and the Isolagen Process are subject to extensive government regulation. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries. The FDA regulates the manufacture, distribution and promotion of drugs and medical devices. In 1997, the FDA began regulating the science of biologics. Biologic products like ACS, in contrast to drugs that are chemically synthesized, are derived from living sources (such as humans, animals, and microorganisms). In 1999, Isolagen Technologies filed an IND with the FDA. An IND is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Such authorization must be secured prior to commercialization of any new drug or biological product. To obtain the approval of the FDA, the Company must submit an application to the FDA, supported by extensive data, including human clinical trial data, and documentation to prove the safety and efficacy of the Isolagen Process.

         In 1995, when the Company began operations, the FDA had no regulations governing this area of biologics. New regulations were promulgated by the FDA in 1997. After reviewing the new regulations and seeking the advice of consultants, Isolagen Technologies concluded that the use of the Isolagen Process in cosmetic applications did not require the approval of the FDA. The FDA disagreed; Isolagen Technologies filed an IND which was placed on clinical hold until the Company's manufacturing processes and procedures were changed to meet these new standards, and FDA approval is obtained.

         Isolagen Technologies did not have the financial resources to complete the FDA process. Following the acquisition by the Company, the Company has provided that financing, and the Company is tentatively set to submit its response to the FDA on these clinical hold issues in March 2002. The Company expects a response from the FDA in May 2002. However, no assurances can be given that the Company will be able to respond to the FDA or that the FDA will respond to the Company in the timeframe set forth above. The Company also plans to submit two IND's: (1) for a Scar Study covering traumatic scars and acne scars and (2) for a Wrinkle Study. The Company will then request a meeting with the FDA to determine (1) the necessity for one or two clinical trial(s) for the filed IND(s) and (2) to reach an agreement with the FDA on the design of the clinical trial(s). The Company anticipates submitting the IND for the Scar Study and the Wrinkle Study by December 2004 and anticipates FDA approval of the entire Isolagen Process for Scar and Wrinkles by December 2004.

         The Company has developed rigorous internal standards for testing and compiling the data necessary for its FDA filings. The Company conducts feasibility studies for all the medical conditions it proposes to treat prior to filing applications with the FDA for pivotal trials. This process has allowed the Company to submit more precise protocols to the FDA, clearly defining the clinical objectives that the Company wishes to support in the pivotal trial phase. The Company will engage in an ongoing dialogue with the FDA in an effort to manage the approval process effectively and efficiently.

         All of the projections contained above are contingent upon the response of the FDA to the reports and IND(s) filed and clinical trials conducted by the Company. No assurances can be given that any of the foregoing projections, including but not limited to the anticipated responses of the FDA, will be met by the Company.

FDA Consultants

         In August 2001, the Company's new management team interviewed numerous FDA consulting firms and attorneys. That search resulted in the engagement of Cato Research, a well respected FDA consulting firm with extensive experience in assisting companies facilitate the FDA product approval process ("Cato"). Initially, Cato was engaged by the Company to review all the correspondence between the FDA and the Company and provide a comprehensive report as to whether the Isolagen Process is likely to be approved by the FDA. The purpose was to provide the Company's management with the tools it needed to accurately evaluate the Company's position with the FDA so it could accurately evaluate the regulatory obstacles it might face. Upon review of the report, the Company's management engaged Cato to assist the Company in responding to the FDA's "on-hold" letter and navigate the Isolagen Process through the FDA approval process.

Competition

         Tissue regeneration companies compete in the dermatology and plastic surgery markets with substantially different treatments. These include silicone injections, laser procedures, facial surgical procedures (e.g., facelifts and eyelid surgeries), fat injections, dermabrasion, collagen injections, and botulisum toxin injections. Indirect competition comes from facial care treatment products. Items catering to the growing demand for therapeutic skin care products are facial scrubs, anti-aging treatments, tonics, astringents and skin-restoration formulas. Patients who might consider using the Isolagen Process could also consider the following products (information included under Key Points is provided by Company management):

PRODUCT               DESCRIPTION             PRODUCT TYPE         KEY POINTS
-------               -----------             ------------         ----------
Zyderm/Zyplast        Collagen from           Collagen implant     Reabsorbs in 3 to 6 months in 95+ % of patients.
                      cowhides of a closed                         Allergic reaction in approx. 3% of patients.
                      herd                                         Immediate esthetic effect.
                                                                   $400-500 per treatment.
                                                                   FDA approved.

Hylaform              Crosslinked             Hyaluronan implant   Reabsorbs in approx. 1 year.
(Biomatrix)           derivative of                                $550 per injection, approx.
                      hyaluronan                                   Not FDA approved; clinical trials planned.

Fibrel                Collagen from pigs      Collagen implant     Difficult for physician to use; requires mixing with
(Mentor)                                                           patients blood and special equipment.
                                                                   Reabsorbs in 4 to 6 months.
                                                                   $400 per treatment.
                                                                   No significant market demand for product
                                                                   FDA approved

Autologen             Skin from patient       Collagen Implant     Requires large piece of skin 3"x3" to make 3cc for each
(Collagenesis Corp)                                                treatment.
                                                                   Reabsorbs in 6 to 12 months.
                                                                   $650-850 treatment.

Dermolagen            Skin from cadavers      Collagen Implant     Source of product limits market appeal significantly.
(Collagenesis Corp)                                                Requires large piece of skin 3"x3" to make 3cc for each
                                                                   treatment.
                                                                   Reabsorbs in 6 to 12 months.
                                                                   $1,000 for three treatments.

Lypocytic Dermal      Fat from patient        Fat implant          Reabsorbs in 6 to 12 months; not a viable correction.
Augmentation                                                       Requires harvesting of fat, preparation, and
                                                                   reintroduction into treatment areas.
                                                                   Subcutaneous atrophy requires microlipoinjection overlaid
                                                                   with lypocytic dermal augmentation.
                                                                   Autologous nature avoids allergic reaction.
                                                                   $550 to 1,250 per treatment.

Alloderm              Acellular human         Allograft            Treats only deep depressions (subcutaneous tissue).
(Lifecell Corp)       dermal graft                                 Dissolves in 1 to 3 years.
                                                                   Requires surgery to implant.
                                                                   Potential for complications higher: infection, migration,
                                                                   scarring.
                                                                   $2,500 per treatment.

Artecoll              Polymethylmethacrylate  Artificial implant   Treats only deep depressions (subcutaneous tissue).
(Rofil Medical)       suspension with                              Non reversible; implant technique errors are long Lasting.
                      collagen                                     Potential for complications higher: infection, beading.
                                                                   Not FDA approved.

Softform              Expanded                Artificial implant   Requires surgery to implant.
(Collagen Corp)       polytetra-                                   Potential for complications: infection, rejection, and
                      flouroetheylene                              malpositioning.
                                                                   Used only foe subcutaneous tissue augmentation.

Silicone Droplets     Synthetic oil           Artificial implant   Controversy over safety of human use of silicone.
(Dow Corning)                                                      Potential for adulterated product is high due to
                                                                   availability of non-medical grades of silicone.
                                                                   Not FDA approved.

Botox                 Botulinum A exotoxin    Muscle paralysis     Effect reverses in 3 to 6 months.
(Allergan)                                                         Physician technique very important.
                                                                   2 to 3% of patients experience drooping eyelid.
                                                                   $450 to 750 per injection.
                                                                   Not FDA approved.

Ablative Lasers       Mechanical device       Tissue               Long healing period; open sores for 5 to 14 days;
e.g. CO (2) & Erbium                          vaporization         redness up to six months.
                                              causing new tissue   Requires surgery and anesthesia.
                                              to form              Potential for complications: hypopigmentation, scars,
                                                                   non-healing wounds.
                                                                   $1,500 to 7,500

Non-Ablative Lasers   Mechanical device       Stimulated dermis    Multiple treatments 4 to 6
e.g. Nd 1032, Q                               to form collagen     Takes up to six months to realize improvements
switched 1064 YAG                                                  Up to $5,000

Microdermabrasion     Mechanical device       Tissue abridement    Minimal efficacy on scars and wrinkles
                                              causing new tissue   Good epidermal effect.
                                              to form              Requires 6 to 10 treatments.
                                                                   Up to $2,000

Chemical peels        Carbolic acid, TCA,     Chemical tissue      Long healing period; open sores for 5 to 14 days;
                      alpha hydroxy acids     removal causing      redness up to six months.
                                              new tissue to form   Laser applications are replacing this technology.
                                                                   $500 to 5,000.

         The Company believes that many of its competitors may have greater financial and other resources than that Company. Although the Company is not aware of any similar products to the Isolagen Process that have received pre-market approval from the FDA, there may be other companies having greater financial resources than the Company that may develop similar products in the future.

Competitive Advantage

The Company's competitive advantage is expected from its:

    o   Patents on the Isolagen Process. See "Intellectual Property."

    o Continuing advanced research efforts on the biotechnology of tissue regeneration.

    o Foundation of relationship with approximately 200 physicians who have used the Isolagen Process.

     o Support from a Board of Advisors composed of nationally recognized experts on tissue regeneration. See "Board of Advisors."

INTELLECTUAL PROPERTY

         Protecting the proprietary technology of the Company is vitally important to the Company's future success and competitive position. The Company currently holds the following patents:

Number           Business Line  Title                                   Filing Date    Patent Date      Term
------           -------------  -----                                   -----------    -----------      ----

5,665,372        Cosmetic       Autologous dermal fibroblasts for the   June 6, 1996   Sept. 9, 1997    20 Years
United States                   repair of skin and soft tissue defects

5,660,850        Cosmetic       Use of autologous dermal fibroblasts    June 6, 1996   Aug. 26, 1997    20 Years
United States                   for the repair of skin and soft
                                tissue defects

5,858,390        Cosmetic       Use of autologous undifferentiated      Sept. 8, 1997  Jan. 12, 1999    20 Years
United States                   mesenchylmal cells for the repair of
                                skin and soft tissue defects

5,591,444        Cosmetic       Use of autologous dermal fibroblasts    July 28, 1995  Jan. 7, 1997     20 Years
United States                   for the repair of skin and soft
                                tissue defects

312548           Cosmetic       Use of autologous dermal fibroblasts    July 3, 1996   March 9, 2000    20 Years
New Zealand                     for the repair of skin and soft
                                tissue defects

698440           Cosmetic       Use of autologous dermal fibroblasts    July 28, 1995  Feb. 11, 1999    20 Years
Australia                       for the repair of skin and soft
                                tissue defects

9,083,618        Dental         Compositions for regenerating tissue    May 2, 1998    Application
United States                   that has deteriorated and methods for                  Pending
                                using such compositions

         The Company also has filed one patent application, detailed above, and is working on several other patent applications. The Company continues to seek ways to protect its proprietary technology and trade secrets, including entering into confidentiality or license agreements with its employees, consultants and corporate partners, and controlling access to and distribution of its technologies and other proprietary information.

PUBLISHED ARTICLES

         The following are published articles regarding the Isolagen Process:

         1. Deborah Watson, MD; Gregory S. Keller, MD; Victor Lacombe, MD; Peter
B. Fodor, MD; Jeffrey Rawnsley, MD; Gary P. Lask, MD. Autologous Fibroblasts for Treatment of Facial Rhytids and Dermal Depression. ARCH Facial Plast Surg/Vol 1, July-Sep 1999.

         2. William K. Boss, Jr., MD, FACS; Hakan Usal, MD; Peter B. Fodor, MD; Gregory Chernoff, MD; Autologous Cultured Fibroblasts: A Protein Repair System. Annals of Plastic Surgery, Volume 44/Number 5/May 2000.

         3. William K. Boss, Jr., MD; Hakan Usal, MD; Gregory Chernoff, MD; Gregory S. Keller, MD; Gary P. Lask, MD; Peter B. Fodor, MD. Autologous Cultured Fibroblasts as Cellular Therapy in Plastic Surgery. Clinics in Plastic Surgery, Volume 27, Number 4, October 2000.

EMPLOYEES

         The Company presently employs ten people on a full-time basis, eight in Houston, Texas and two in London, England. The Company anticipates hiring additional employees in the areas of quality assurance, manufacturing, marketing and research and development as its needs arise. None of these individuals is covered by a collective bargaining agreement and management considers its relations with its employees to be good.

Investment Considerations

         NEW BUSINESS; LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE PROFITABILITY. The Company is a "start-up" company with a limited operating history and no significant revenues to date. The Company is attempting to obtain the necessary working capital for operations through equity offerings and potentially other private financing, and there can be no assurance it will obtain such financing. The Company has not yet demonstrated its ability to generate revenue, and there is no assurance that the Company will produce any material revenues for the Company or its stockholders, or that the Company will operate on a profitable basis.

         ANTICIPATION OF FUTURE LOSSES AND NEGATIVE CASH FLOW, WHICH MAY LIMIT OR DELAY ABILITY TO BECOME PROFITABLE. The Company is an early stage company and expects to expend significant resources on consultants, technology, advertising, hiring of personnel and startup costs. As a result, the Company has incurred losses since its inception and expects to experience operating losses and negative cash flow for the foreseeable future. The Company anticipates its losses will continue to increase from current levels because it expects to incur additional costs and expenses related to brand development, consulting costs, laboratory development costs, FDA clinical trials, marketing and other promotional activities, the addition of customer service personnel, the continued development of its web site, its computer network, and development of relationships with strategic business partners, including but not limited to doctors who might use the Isolagen Process.

         LIMITED PUBLIC TRADING MARKET FOR THE COMMON STOCK. There is presently a limited public trading market for the Common Stock, and there is no assurance that any established public trading market will develop for any of the Company's securities. Without such an active or public trading market, there can be no assurance of any liquidity or resale value of the Common Stock. The Common Stock may be illiquid for indefinite periods of time. An investment in the shares of the Common Stock must be made by persons or concerns who do so for investment purposes only and without a view to the resale or distribution of the shares acquired. In addition, an investor must have such knowledge and experience in financial or business matters that he is capable of evaluating the merits and risks of an investment in the shares of the Common Stock.

         THE DEVELOPMENT OF THE ISOLAGEN PROCESS AND THE COMPANY'S OTHER PRODUCTS INVOLVES A LENGTHY AND COMPLEX PROCESS, AND THE COMPANY MAY BE UNABLE TO COMMERCIALIZE THE ISOLAGEN PROCESS OR ANY OF ITS OTHER PROCESSES OR PRODUCTS CURRENTLY UNDER DEVELOPMENT. Before the Company can commercialize the Isolagen Process or any other of its development-stage products or processes, the Company will need to conduct substantial research and development; undertake preclinical and clinical testing; and pursue regulatory approvals, including but not limited to FDA approval of its IND for the Isolagen Process. This process involves a high degree of risk and takes several years. The Company's process and product development efforts may fail for many reasons, including: failure of the process or product in preclinical studies; clinical trial data that is insufficient to support the safety or effectiveness of the process or product; or the failure to obtain the required regulatory approvals. Specifically, the FDA may withhold approval of the IND for several years or reject the IND outright. For these reasons, and others, the Company may not successfully commercialize the Isolagen Process or any of its other processes or products currently under development.

         ANY MARKETABLE PROCESSES OR PRODUCTS THAT THE COMPANY DEVELOPS MAY NOT BE COMMERCIALLY SUCCESSFUL. Even if the Company obtains regulatory approval for the Isolagen Process or any of its other development-stage processes or products, those processes or products may not be accepted by the market. A number of factors may affect the rate and level of market acceptance of the Isolagen Process or these processes or products, including: regulation by the FDA and other government authorities; market acceptance by doctors and hospital administrators; the effectiveness of the Company's sales force; the effectiveness of the Company's production and marketing capabilities; the success of competitive products; and the availability and extent of reimbursement from third-party payers. If the Isolagen Process or any other Company processes or products fail to achieve market acceptance, the Company's profitability and financial condition will suffer.

         THE COMPANY'S COMPETITORS IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY HAVE SUPERIOR PRODUCTS, MANUFACTURING CAPABILITIES OR MARKETING POSITION. The human healthcare products and services industry is extremely competitive. The Company's competitors include major pharmaceutical companies and other biotechnology companies. Most of these competitors have more extensive research and development, marketing and production capabilities and greater financial resources than the Company. The Company's future success will depend on its ability to develop and market effectively its processes and products against those of its competitors. If the Company's processes and products receive marketing approval but cannot compete effectively in the marketplace, the Company's profitability and financial position will suffer.

         DIFFICULTIES MANAGING GROWTH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. The Company anticipates a period of rapid growth in its operations in the next few years that could place a strain on its management, administrative, operational and financial infrastructure. The Company's ability to manage its operations and growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures. In addition, the Company may find it necessary to hire additional management, financial and sales and marketing personnel to manage the Company's expanding operations. If the Company is unable to manage this growth effectively and successfully, the Company's business, operating results and financial condition may be materially adversely affected.

         MANAGEMENT OF GROWTH; LIQUIDITY AND WORKING CAPITAL RESOURCES. The Company's ability to operate profitably under its current business plan is largely contingent upon its success in obtaining further sources of debt and equity capital and upon its continued expansion. No assurances can be given that the Company will be able to obtain any such additional capital, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company's ultimate capital needs and to support the Company's growth. If adequate capital cannot be obtained on satisfactory terms, the Company's operations could be negatively impacted.

         UNPREDICTABILITY OF OPERATING EXPENSES. As a result of the Company's limited operating history and because of the emerging nature of the markets in which it will compete, the Company's financial data is of limited value in planning future operating expenses. The Company's expense levels will be based in part on its expectations concerning future revenues. A significant portion of the Company's revenue is anticipated to be derived from the Isolagen Process; however the size and extent of such revenues are wholly dependent upon the choices and demand of individuals, which are difficult to forecast accurately. The Company may be unable to adjust its operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for the Isolagen Process could have an immediate and material adverse effect on the Company's business, results of operations and financial condition. Further, business development and marketing expenses may increase significantly as the Company expands its operations. To the extent that such expenses precede or are not rapidly followed by increased revenue, the Company's business, results of operations and financial condition may be materially adversely affected.

         DEPENDENCE ON KEY OFFICERS AND EMPLOYEES. While no assurances can be given that the Company's current management resources will enable it to succeed as planned, a loss of one or more of its current officers or key employees could severely and negatively impact its operations. No assurances can be given that the Company will not suffer the loss of key human resources for one reason or another. The Company has employment agreements with certain of its officers, but some of its key management personnel are employed "at-will" and may elect to pursue other opportunities at any time. Specifically, the loss of Michael Macaluso, Chief Executive Officer, or Michael Avignon, President, neither of which has an employment agreement with the Company, could significantly harm the Company's business. The Company has no present intention of obtaining key man life insurance on any of the executive officers or management.

         FLUCTUATION OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include: the level of demand for the Isolagen Process and any other Company services and products; the Company's ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by customers; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; government regulation and legal developments regarding the use of the Isolagen Process; and general economic conditions. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's quarterly results. Due to all of these factors, the Company's operating results may fall below the expectations of securities analysts, stockholders and investors in any future quarter.

         VOTING CONTROL BY THE OFFICERS AND DIRECTORS OF THE COMMON STOCK. The Company's present or future executive officers, directors and controlling stockholders directly and beneficially hold or will hold most of the outstanding shares of Common Stock. The Company's officers, directors and controlling stockholders currently are, and in the foreseeable future will continue to be, in a position to control the Company by being able to nominate and elect a majority of the Company's Board of Directors. The Board of Directors establishes corporate policies and has the sole authority to nominate and elect the Company's officers to carry out those policies. Prospective investors therefore will have limited participation in the Company's affairs.

         ABSENCE OF CASH DIVIDENDS AND NO CASH DIVIDENDS ANTICIPATED. The future payment by the Company of cash dividends on the Common Stock rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its "unencumbered cash," its capital requirements and its financial condition, as well as other relevant factors. The Company does not anticipate making any cash distributions on the Common Stock in the foreseeable future.

         NO ASSURANCE OF BRAND NAME AWARENESS. The Company's brand name is new and unproven. If the Company is unable to effectively promote its brand and establish a leading position in the biotechnology marketplace, results of operation and financial condition will suffer. Company management believes that the importance of brand recognition will increase over time. In order to gain brand recognition, the Company may increase its marketing and advertising budgets to create and maintain brand loyalty.

         THE COMPANY MAY FAIL TO PROTECT ADEQUATELY ITS PROPRIETARY TECHNOLOGY, WHICH WOULD ALLOW COMPETITORS TO TAKE ADVANTAGE OF ITS RESEARCH AND DEVELOPMENT EFFORTS. The Company's long-term success largely depends on its ability to market technologically competitive processes and products. If the Company fails to obtain or maintain these protections it may not be able to prevent third parties from using its proprietary rights. The Company's currently pending or future patent applications may not result in issued patents. In the United States, patent applications are confidential until patents issue, and because third parties may have filed patent applications for technology covered by its pending patent applications without the Company being aware of those applications, the Company's patent applications may not have priority over any patent applications of others. In addition, the Company's issued patents may not contain claims sufficiently broad to protect the Company against third parties with similar technologies or products or provide the Company with any competitive advantage. If a third party initiates litigation regarding the Company's patents, and is successful, a court could revoke the Company's patents or limit the scope of coverage for those patents.

         The U.S. Patent and Trademark Office, commonly referred to as the USPTO, and the courts have not consistently treated the breadth of claims allowed in biotechnology patents. If the USPTO or the courts begin to allow broader claims, the incidence and cost of patent interference proceedings and the risk of infringement litigation will likely increase. On the other hand, if the USPTO or the courts begin to allow narrower claims, the value of the Company's proprietary rights may be limited. Any changes in, or unexpected interpretations of, the patent laws may adversely affect the Company's ability to enforce its patent position.

         The Company also relies upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. The Company protects this information with reasonable security measures, including the use of confidentiality agreements with its employees, consultants and corporate collaborators. It is possible that these individuals will breach these agreements and that any remedies for a breach will be insufficient to allow the Company to recover its costs. Furthermore, the Company's trade secrets, know-how and other technology may otherwise become known or be independently discovered by its competitors.

         THE COMPANY MAY INCUR SUBSTANTIAL COSTS AS A RESULT OF LITIGATION OR OTHER PROCEEDINGS RELATING TO PATENT AND OTHER INTELLECTUAL PROPERTY RIGHTS. A third party may sue the Company, one of its subsidiaries or one of our strategic collaborators for infringing a third-party's patent rights. Likewise, the Company may need to resort to litigation to enforce the Company's patent rights or to determine the scope and validity of third-party proprietary rights.

         The cost to the Company of any litigation or other proceeding relating to intellectual property rights, even if resolved in the Company's favor, could be substantial, and the litigation would divert the Company's management's efforts. Some of the Company's competitors may be able to sustain the costs of complex patent litigation more effectively than the Company can because they have substantially greater resources. If the Company does not prevail in this type of litigation, the Company or its strategic collaborators may be required to: pay monetary damages; stop commercial activities relating to the affected products or services; obtain a license in order to continue manufacturing or marketing the affected products or services; or compete in the market with a substantially similar product.

         Uncertainties resulting from the initiation and continuation of any litigation could limit the Company's ability to continue some of the Company's operations. In addition, a court may require that the Company pay expenses or damages and litigation could disrupt the Company's commercial activities.

         THE COMPANY MAY BE LIABLE FOR PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE. Doctors who use our processes and product, including but not limited to the Isolagen Process, and patients who have been treated by the Isolagen Process or any other process or product of the Company may bring product liability claims against the Company or its subsidiaries. While the Company has taken, and continue to take, what the Company believes are appropriate precautions, the Company may be unable to avoid significant liability exposure. The Company intends to obtain and keep in force product liability insurance sufficient to protect it from claims; however, the Company may be unable to obtain insurance in the future, or the Company may be unable to do so on acceptable terms. Any additional insurance the Company obtains may not provide adequate coverage against any asserted claims. In addition, regardless of merit or eventual outcome, product liability claims may result in: diversion of management's time and attention; expenditure of large amounts of cash on legal fees, expenses and payment of damages; decreased demand for the Company's products and services; and injury to the Company's reputation.

         IF THE COMPANY IS UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, THE COMPANY'S PROCESSES, PRODUCTS OR SERVICES MAY BECOME OBSOLETE. The field of biotechnology is characterized by significant and rapid technological change. Although the Company attempts to expand its technological capabilities in order to remain competitive, research and discoveries by others may make the Company's processes, products or services obsolete. If the Company cannot compete effectively in the marketplace, the Company's potential for profitability and financial position will suffer.

         ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS IN BUSINESS AND DIVERSION OF MANAGEMENT ATTENTION. In the near future, the Company may make acquisitions of complementary companies, products or technologies. Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Management may be unable to maintain and improve upon the uniform standards, controls, procedures and policies of the Company if it fails in this integration. Acquisitions may cause disruptions in operations and divert management's attention from day-to-day operations, which could impair the Company's relationships with current employees, customers and strategic partners. The Company may also have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to the Company's stockholders' holdings. In addition, profitability of the Company may suffer because of such acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired businesses, products, technologies or personnel with existing operations, the Company may not receive the intended benefits of such acquisitions.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company currently operates out of 2500 Wilcrest, 5th Floor, Houston, Texas 77042. The Company currently is being granted, at no charge until August 2003, the use of approximately 5,000 square feet of office space from some of its officers. The Company, currently, has a research laboratory which does not comply with current Good Manufacturing Process ("cGMP"), which is designed to support the non-injectable expansion/propagation of cell lines, as well as to further explore future patented processes. The Company has also designed a new cGMP laboratory to process autologous cultured fibroblasts for the therapeutic injections during our upcoming clinical and pivotal trials. This will act as the Company's U.S. processing laboratory for all upcoming cosmetic and dental trials, by meeting FDA facilities' requirements under Center for Biologics Evaluation and Research.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following proposals were submitted to a vote of security holders at the annual meeting of stockholders on November 13, 2001: (1) to amend the Company's Certificate of Incorporation to change the Company's name to Isolagen, Inc.; (2) to consider and vote upon the American Financial Holding, Inc. 2001 Stock Option and Appreciation Rights Plan; (3) to amend Article II, Section 2.01 of the Company's Bylaws to provide that the annual meeting of the stockholders of the Company shall be held at such time as designated by the Board of Directors; (4) to elect four directors to hold office until such time his or her successor is dully elected and qualified; and (5) to ratify the appointment of Pannell Kerr Forster of Texas, P.C. as the Company's independent certified public accountants. All matters were approved, as summarized below.

Proposal 1 - Amendment to the Company's Certificate of Incorporation

         An amendment to the Company's Certificate of Incorporation to change the Company's name to Isolagen, Inc. was approved by a vote of 9,760,007 for, 0 against, with 430 abstaining and 5,283,193 non-votes.

Proposal 2 - Adoption of the American Financial Holding, Inc. 2001 Stock Option and Appreciation Rights Plan

         The American Financial Holding, Inc. 2001 Stock Option and Appreciation Rights Plan was approved by a vote of 9,412,904 for, 347,475 against, with 58 abstaining and 5,283,193 non-votes.

Proposal 3 - Amendment to the Company's Bylaws

         An amendment to the Company's Bylaws was approved by a vote of 9,760,029 for, 0 against, with 408 abstaining and 5,283,193 non-votes.

Proposal 4 - Election of Directors

         The following directors were elected to serve on the Company's Board of Directors for a one year term. No other director's term of office continued after the meeting

                                                           Vote of the Stockholders

          Directors                    For               Against           Abstaining         Non-Votes
          ---------                    ---               -------           ----------         ---------

     Frank DeLape                   9,760,309               35                 93             5,283,193
     William K. Boss, Jr.           9,760,309               35                 93             5,283,193
     Michael Macaluso               9,760,309               35                 93             5,283,193
     Michael Avignon                9,760,309               35                 93             5,283,193

Proposal 5 - Ratification of independent accountants.

         Pannell Kerr Forster of Texas, P.C. was ratified as the independent accountants for the fiscal year ended December 31, 2001 by a vote of 9,760,309 for, 0 against, with 128 abstaining and 5,283,193 non-votes.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "ISLG." The market for the Company's common stock is limited, volatile, and sporadic. The following table sets forth the high and low bid prices for the Company's common stock as reported by the OTC Bulletin Board for the last two fiscal years, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                             Fiscal Years Ended
                                            -------------------------------------------------------
                                               December 31, 2001             December 31, 2000
                                            -------------------------     -------------------------
                                               High           Low            High           Low
                                            ----------     ----------     ----------     ----------

         First Quarter                      $     0.11     $     0.05     $     0.51     $     0.06
         Second Quarter                     $     1.50     $     0.43     $     0.70     $     0.15
         Third Quarter                      $     2.75     $     0.92     $     0.46     $     0.12
         Fourth Quarter                     $     7.00     $     1.05     $     0.42     $     0.12

Holders

         As of March 15, 2002, the Company had 404 shareholders of record.

Dividends

         The Company has never paid dividends on Common Stock. Currently, the Company anticipates that it will retain earnings, if any, to support operations and to finance the growth and development of its business and does not anticipate paying cash or stock dividends on Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions of the Company's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

GENERAL

         Isolagen, Inc., f/k/a American Financial Holding, Inc., acquired Isolagen Technologies, Inc. in a stock-for-stock transaction on August 10, 2001. Simultaneously with the merger, the Company raised over $2 million in equity in a private placement of common stock and converted $1.45 million principal amount of the Company's debt and approximately $625,000 of accrued liabilities of the Company to equity. The net cash proceeds of the private placement will be used to fund Isolagen's research and development projects, to fund the initial FDA trials of the Isolagen Process, to explore the viability of entering foreign markets, to provide additional working capital and for general corporate purposes.

         Isolagen is an emerging biotechnology company specializing in the development and commercialization of autologous cellular system ("ACS"') for hard and soft tissue regeneration and other therapies. Isolagen currently holds four patents with one additional patent pending. Representing breakthrough technology in the overall approach to cosmetic and medical therapy, ACS is a process whereby a patient's own cells are extracted, reproduced through Isolagen's proprietary process, and then reintroduced back into the patient for specific cosmetic and medical applications. Unlike other collagen development companies, Isolagen uses only the patient's unique living cells for the source of its collagen production.

         Isolagen's goal is to become the industry leader in the research, development and commercialization of ACS tissue regeneration.

         Isolagen reported a net loss of $1,496,448 for the year ended December 31, 2001 compared to a net loss of $807,076 for the year ended December 31, 2000.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is expected to have no material impact on financial reporting and related disclosures of the Company.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position of the Company.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" applicable to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the periods in which the losses are incurred, rather than as of the measurement date, as presently required. We do not expect the provisions of SFAS No. 144 to have a significant effect on our financial position or operating results.

RESULTS OF OPERATIONS

Comparison of fiscal years ending December 31, 2001 and 2000

         REVENUES. Revenues increased 126% or $58,858, to $105,482 for the year ended December 31, 2001, compared to $46,584 in fiscal 2000. The increase in revenues is primarily attributable to license fees earned for the entire year in 2001 and an increase in sales of Isolagen cream.

         COST OF SALES. Costs of sales increased 65%, or $7,045, to $17,891 for the year ended December 31, 2001, compared to $10,846 in fiscal 2000. The increase in cost of sales is primarily related to the increase in sales of Isolagen cream.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 105%, or $765,440, to $1,493,819 for the year ending December 31, 2001, compared to $728,379 in fiscal 2000. The increase is attributed primarily to consulting expenses and travel expenses. The Company incurred a non-cash consulting expense in September 2001 for $450,000.

         INTEREST EXPENSE. Interest expense decreased 31%, or $37,311, to $82,015 for the year ended December 31, 2001, compared to $119,326 in fiscal 2000. The decrease is primarily attributable to convertible debt converting to equity in 2001.

         NET LOSS. Net loss for the year ended December 31, 2001, was $1,496,448, as compared to a net loss of $807,076 for the year ended December 31, 2000. This increase in net loss is attributed primarily to increased consulting expenses.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Cash used in operating activities during the year ended December 31, 2001, amounted to $664,203, an increase of 155%, or $403,860 over the $260,343 of cash used in operating activities during fiscal 2000. The increase is primarily due to decreases in deferred revenue and an increase in accrued expenses.

         INVESTING ACTIVITIES. Cash provided by investing activities during the year ended December 31, 2001, amounted to $1,000, as compared to $0 of cash provided by investing activities during fiscal 2000.

         FINANCING ACTIVITIES. Isolagen has financed its operating and investing activities primarily from the proceeds of private placements of its common stock. During the year December 31, 2001, the Company received $2,060,000 from cash sales of its common stock, an increase of $2,058,077, as compared to the $1,923 received from cash sales of common stock during fiscal 2000.

         As of December 31, 2001, Isolagen, Inc. had a cash balance of $1,380,824. The Company believes the existing working capital will be adequate to meet anticipated capital and liquidity requirements for the next fiscal year. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

ITEM 7. FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The accounting firm of Robison, Hill & Co. ("Robison Hill") represented the Company as its independent accountants and was dismissed by the Company's Board of Directors on August 22, 2001. Prior to dismissal, there were no disagreements between the Company and Robison Hill on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Robison Hill, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. There were no reportable events as defined by Item 304 (a)(1)(iv) of Regulation S-B.

         On August 22, 2001, the Company's Board of Directors engaged Pannell Kerr Forster of Texas P.C. ("PKF of Texas') as the Company's independent accountants for fiscal year 2001. Prior to engaging PKF of Texas, the Company did not consult PKF of Texas regarding any matters specified in Item 304(a)(2) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS, COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are:

         Name                           Age               Title
         ----                           ---               -----

Frank DeLape                            48       Chairman of the Board of Directors
William K. Boss, Jr.                    51       Vice Chairman of the Board of Directors
Michael Macaluso                        50       Chief Executive Officer and Director
Michael Avignon                         48       President and Director
Olga Marko                              58       Senior Vice President and Director of Research
Robert E. Tompkins                      49       Vice President of Process Sciences
Jeffrey W. Tomz                         30       Chief Financial Officer and Secretary
Jeff Mamaux                             33       Controller

         Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years.

         Frank DeLape was appointed to the Board of Directors on June 18, 2001. He was elected Vice President on August 10, 2001, and he was elected Chairman of the Board on August 24, 2001. Mr. DeLape is also the Chief Executive Officer at Benchmark Equity Group, Inc., a position he has held since 1994. Benchmark is a boutique merchant banking firm that focuses as facilitators and financial managers for emerging companies. Mr. DeLape was a founder and financier of Think New Ideas, a NASDAQ NMS listed company, which later sold for over $260 million. At Benchmark, Mr. DeLape has formed and been instrumental in the growth of seventeen companies. Prior to Benchmark, Mr. DeLape spent eleven years in the executive management roles of managing turnarounds for various companies. Mr. DeLape acted on behalf of the Board of Directors or the sponsoring bank to recapitalize the companies, return them to profitability or maximize cash repayment through an orderly liquidation. Mr. DeLape is also the Managing Partner of Gemini Growth Fund, LP. Gemini Growth Fund, LP is a Small Business Investment Company licensed by the United States government.

         William K. Boss, Jr. was appointed to the Board of Directors on August 10, 2001. He was elected Vice Chairman of the Board of Directors on August 24, 2001. Dr. Boss has been the founder, Chief Executive Officer and Chairman of the Board of Isolagen Technologies since its inception in 1995. Dr. Boss is a Board Certified Plastic Surgeon and serves the Hackensack Medical Center as Vice Chairman of Plastic Surgery. Dr. Boss also serves as an Assistant Clinical Professor at the University of Medicine and Dentistry in New Jersey.

         Michael Macaluso was appointed to the Board of Directors on June 18, 2001. He was elected President of the Company on June 21, 2001, and he was appointed Chief Executive Officer on August 24, 2001. Mr. Macaluso is a founder and principal of International Printing and Publishing ("IPP"), a position Mr. Macaluso has held since 1990. Over the past seventeen years, Mr. Macaluso has bought, managed and sold numerous companies. In 1990, he was instrumental in the only financial transaction with Touche Ross' venture fund to acquire three companies, resulting in the creation of IPP. While at IPP, Mr. Macaluso has managed all phases of this large commercial printing operation which serves domestic and international markets. As a result of the merger of Touche Ross and Deloitte, Mr. Macaluso became a partner with Deloitte Touche in an international printing firm. Subsequent to the merger, Mr. Macaluso negotiated the buyout of Deloitte Touche's interest and subsequently sold IPP to a large consolidator. Mr. Macaluso has excellent communication and negotiating skills, and as a result has been successful in developing international markets while working with diverse cultures. As a result of Mr. Macaluso's success in international manufacturing, GE Finance requested his input on a number of $100 million plus manufacturing transactions. He has developed sales networks and conducted business in domestic and international markets. Management believes that Mr. Macaluso's experience in structuring mergers and acquisitions combined with his excellent communication and negotiating skills will prove invaluable.

         Michael Avignon was appointed to the Board of Directors on June 18, 2001. He was elected Vice President of the Company on August 10, 2001, and he was appointed President on August 24, 2001. Mr. Avignon is the founder, Chief Executive Officer and Chairman of the Board of Axces, Inc., a position he has held since 1994. Axces, Inc. is a telecommunications company, which includes international marketing and a state-of-the-art call center. Mr. Avignon is also Chairman and Chief Executive Officer of MTM Holdings Corp. and Managing Member of Capali, L.L.C., a private investment company. Over the past eighteen years, Mr. Avignon has bought, built and sold numerous companies and structured partnerships in both domestic and international markets. This experience will prove invaluable as the Company attempts to license its products worldwide. Mr. Avignon has managed decentralized branches in numerous cites around the United States. Mr. Avignon implemented accounting and management controls which provided his team with current information so that if change was required, it could be implemented without delay. Additionally, Mr. Avignon is very experienced with regulatory agencies, including the Federal Communication Commission ("FCC") and various state regulatory agencies including the Public Utility Commission ("PUC") and the Public Service Commission ("PSC"). Management believes that Mr. Avignon's knowledge in these areas will be critical as the Company begins the approval process with regulatory bodies around the world.

         Olga Marko was appointed Vice President of the Company on August 10, 2001. She assumed the role of Senior Vice President and Director of Research on August 24, 2001. Ms. Marko has served as Vice President and Director of Research at Isolagen Technologies since its inception in 1995. Prior to incorporating Isolagen Technologies with Dr. Boss, Ms. Marko worked for Merck and Company in the Department of Molecular Pharmacology, Memorial Sloan Kettering and Advanced Tissue Sciences. Her focus, at Merck, involved new drug development, as well as mentoring a group of more than 45 scientists, in the area of tissue culture. During this time, she developed a number of new techniques which improved transfections and receptor expression. In addition, she also developed unique stem cell lines from bone marrow, which were related to animal and human origin. While at Advanced Tissue Sciences, she was instrumental in developing "in vitro", full thickness skin. She was the first to successfully cultivate melanocytes in culture while she was at Memorial Sloan Kettering research institution in New York. Ms. Marko's basic research in academic institutions included Cancer research, Onco-virology, metastatic involvement, skin cells biology, and wound/burn treatment. The research in wound/burn treatment was done in collaboration with the Cornell University Burn Unit and Rockefeller University. Her industrial experience also included validating the effect of drugs for AIDS treatment and its immuno responses. Ms. Marko established a number of very unique cell lines and holds a number of patents as a result of her work. Ms. Marko has been published in such prestigious, internationally, multi-faceted journals as Science, Nature and the Proceedings of the National Academy, as well as many "niche" publications. She has also co-authored a number of chapters in books relating to tissue culture and medical sciences. Ms. Marko has over thirty-six years in basic research uncovering numerous opportunities for the development of cell lines for specific applications. Ms. Marko has a BS in Biochemistry/Microbiology with graduate work and extensive commercial experience in Cell Biology. Her experience involves diverse, yet related, fields including cell biology, transplantation, immunology, biochemistry, molecular biology and virology.

         Robert E. Tompkins, Ph.D. was appointed Vice President of Process Science in charge of the worldwide development and operation of the Company's laboratories on September 17, 2001. Dr. Tompkins assumed this position with the Company after serving as founder, President, Chief Technical Director and Chief Operating Officer of Scientific Laboratories, Inc. (a consortium of US and western European environmental and microbiological-related laboratories) since 1988. Dr. Tompkins' has over twenty years of technical expertise, facilities design/establishment & laboratory management experience.

         Jeffrey W. Tomz was appointed Secretary and Treasurer of the Company on June 21, 2001. He was appointed Chief Financial Officer and Secretary on August 24, 2001. Mr. Tomz is also a Principal at Benchmark Equity Group, Inc. Benchmark is a boutique merchant banking firm that focuses as facilitators and financial managers for emerging companies. Mr. Tomz has served and/or is currently serving on corporate boards of investee companies, as well as Trident III, L.L.C. and Trident II, L.L.C. Mr. Tomz was a Director of InfoHighway Communication Corp., a private company that was recently involved in a corporate restructuring with an equity investment of $45 million, plus an additional $105 million equity commitment. Prior to joining Benchmark in the fall of 1997, Mr. Tomz began his career as a certified public accountant with Arthur Andersen Worldwide.

         Jeff Mamaux was appointed Controller of the Company on August 24, 2001. Mr. Mamaux is the Controller of Axces, Inc., a position he has held since 1996. Axces, Inc. is a telecommunications company. Prior to joining Axces, Mr. Mamaux was the inventory and cost supervisor for Strategic Materials, Inc.

         No director is related to any other director or executive officer of the Company or its subsidiaries, and except as described above, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

         Corporate officers are appointed by the Board and serve at the discretion of the Board. The Board members serve for a period of one year.

European Management and Consultants

         Brian Whitley M.Sc., Chief Executive Officer of Isolagen Europe: Mr. Whitley was appointed Chief Executive Officer of Isolagen Europe on September 1, 2001. Mr. Whitley specializes in biotech start-ups in Europe. He was Managing Director of GU Manufacturing for six years, a keyhole surgery and heart instrumentation company, and has held Director posts at bio sensing companies and surgical companies such as Seward Ltd., Downs Surgical, and Biomedical Sensors. He was named technical Director of Downs Surgical in 1987. His special interests are commercializing biotech products and the development, marketing and sales of cutting edge medical devices for keyhole surgery.

         Claire Linge, PhD., Consultant of Isolagen Europe: Dr. Linge has over 18 years experience in cell biology, specializing in tissue culture of human skin cells: keratinocytes, melanocytes, fibroblasts and adipocytes. Dr. Linge has expertise in cultured skin production for burns casualties. Dr. Linge is experienced in the design and equipping of tissue culture facilities. Dr. Linge is currently employed as Group Leader in Cell Biology at the RAFT Institute of Plastic Surgery, Mount Veron Hospital, England.

         John Pring, Quality Control Manager of Isolagen Europe: Mr. Pring has over thirty years experience at the National Institute for Biological Standards and Control in the United Kingdom, most recently as a Director of Research. Mr. Pring specializing in quality systems for vaccines and blood products. Mr. Pring's special interests include cell biology, tissue engineering and low temperature transportation and tracking of biologics. Mr. Pring is experienced in ISO 9001 and other biological standards.

         Laura Eade B.Sc. (Hons), Cell Scientist at Isolagen Europe: Ms. Eade will be expanding fibroblasts for the cosmetic part of the Isolagen Europe operation. She has experience in the culturing and maintenance of fibroblast cells and has researched fibroblast proliferation rates. From 1996 to 2001, Ms. Eade was a Sale Advisor/Supervisor at Marks & Spencer. Ms. Eade has a BSc (Hons) Applied Biology 2ii from the University of Hertfordshire.

Board of Advisors

         The Company has engaged the following Board of Advisors to advise the Company's Board of Directors. The Company has executed advisory or consulting agreements with the members of its Board of Advisors. As consideration for their services provided to the Company, advisors may receive options to purchase Common Stock and/or cash fees.

         Rena N. D'Souza, Ph.D., DDS., MS; Professor and Director of Research Department of Orthodontics, The University of Texas, Dental Branch, Houston. Dr. D'Souza received her Bachelor of Dental Surgery from the University of Bombay, India, her D.D.S. Advanced Standing Program from The University of Texas Health Science Center, Dental Branch, Houston and both her Ph.D. and M.S. from The University of Texas Health Science Center, Houston. Dr. D'Souza honors include:
a) Adjunct Faculty, Department of Internal Medicine, Division of Molecular Genetics, Medical School, University of Texas Health Science Center, Houston; b) Adjunct Faculty, Department of Molecular Genetics, University of Texas, MD Anderson Cancer Center, Houston; c) Adjunct Professor, Medical Faculty, Department of Restorative Dentistry, Endodontics and Periodontics, University of Regensburg, Germany; and d) Adjunct Associate Professor, Department of Endodontics, The University of Texas Health Science Center at San Antonio. Dr. D'Souza is licensed by the Texas State Board of Dental Examiners.

         Otis Bouwsma, Ph.D., DMD; Associate Professor/Director, Advanced Education Program in Periodontics at The University of Texas Health Science Center, Dental Branch at Houston. Dr. Bouwsma received his M.S. from Northeast Louisiana University; his Ph.D. from the University of Georgia Graduate School; and his D.M.D. from the University of Mississippi School of Dentistry. He has served on specialty boards with the American Board of Periodontology and the American Academy of Periodontology. Dr. Bouwsma has been a representative to the Dental Device Panel of the U.S. Food and Drug Administration and has been Principal Scientist and Senior Scientist to Johnson & Johnson, Inc. and Procter & Gamble, Inc., respectively.

         James T. Mellonig, DDS, MS; Professor, Head Specialist Division and Director of Advanced Education Program at The University of Texas Health Science Center at San Antonio. Dr. Mellonig received his D.D.S. from Marquette University and his M.S. from George Washington University. Dr. Mellonig was the Chairman of the Department of Periodontology, Professor, Director Postgraduate Periodontics and Specialty Advisor to the Naval Medical Command, Navy Dental School. He has served as the President of the American Academy of Periodontology.

         Jack G. Caton, Jr., DDS, MS; Professor, Eastman Department of Dentistry, and Chief, Division of Periodontics University of Rochester Eastman Dental Center, Rochester, New York. Dr. Caton received his D.D.S. from the University of California Dental School, his M.S. from the University of Rochester. Dr. Caton has served as President of the American Academy of Periodontology. Dr. Caton has held numerous officer positions including: a) Director, American Academy of Implant Dentistry Foundation Board, 2001-present;
b) Immediate Past President, American Academy of Periodontology, 2000-2001; c) President, American Academy of Periodontology, 1999-2000; d) Director, Board of Directors, American Academy of Periodontology Foundation, 1998-present; e) President Elect, American Academy of Periodontology, 1998-1999; f) Vice President, American Academy of Periodontology, 1997-1998; f) Treasurer, American Academy of Periodontology, 1996-1997; g) Secretary, American Academy of Periodontology, 1995-1996.

         Nicolas Elian, DDS. Dr. Elian received his D.D.S. from New York University College of Dentistry in 1991 with the following honors: Honors in Fixed Prosthodontics; The Academy of Dentistry for the Handicapped Certificate of Recognition for High Achievement in the Undergraduate Curriculum in Dental Care for the handicapped; and Dr. Athur N. Caplin Scholarship Award in Recognition of Outstanding Academic the Discipline Removable Prosthodontics. In 1993 he received his certificate in prosthodontics. In 1995 he completed his fellowship in implant dentistry. Since 1995 Dr. Elian has been on staff at the Department of Implant Dentistry at NYU and Chief Attending Prosthodontist at Peninsula Hospital Center. He also serves as Director of The General Practice Residency at Peninsula Hospital Center. Dr. Elian is involved extensively in the field of tissue engineering, distraction osteogenesis, and esthetic implant design. His work on ridge splitting and grafting presented at the 2001 annual Academy of Osseointegration meeting was the recipient of Best Table Clinic Award. Dr. Elian is an investigator on several research projects at NYU, and also participates in multicenter studies, involving such institutions as The Harvard School of Dental Medicine, and The University of North Carolina. Dr. Elian lectures frequently on a variety of topic related to implant dentistry. Presently Dr. Elian is the Director of the International Residency Program in Implant Dentistry at New York University College of Dentistry.

         Professor Maurizio Tonetti DMD, PhD, MMSc, FDS RCPS, Professor of Periodontology, University College London, Head of Periodontology, Eastman Dental Clinic. England. Professor Tonetti is considered to be one of the top periodontologists in Europe. He has pioneered and perfected several novel treatment approaches in periodontology and implant dentistry. His research interests include tissue engineering, matrix scaffolds and bioengineering processes. He is currently appointed as Visiting Professor of Periodontology at the University of Berne, Switzerland and the University of North Carolina.

         Professor Colin Green PhD, DSc (Med), FRCVS, FRCPath, FRCS(hon), Director of the Northwick Park Institute of Medical Research, England , and head of Surgical Research. Professor Green is professor of Surgical Science in University College London and UNESCO Professor of Cryobiology in the Ukraine Academy of Science. He has over thirty-two years of experience in organ transplant biology and low temperature biology. Professor Green has published extensively in the area of wound healing and tissue engineering.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or respecting its last fiscal year ended December 31, 2001, and any written representation referred to in paragraph
(b)(2)(i) of Item 405 of Regulation S-B, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recently-completed, full fiscal year or prior fiscal year, except as noted in previous reports on Form 10-K and Form 10-KSB and for the failure of Benchmark Equity Group, Inc., Michael Macaluso, Michael Avignon, William K. Boss, Jr., Olga Marko and Jeffrey W. Tomz to report the acquisition of an aggregate of 8,558,723 shares of common stock.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                 Annual Compensation                  Long Tem Compensation
                              -------------------------     ----------------------------------------
                                                                      Awards               Payouts
                                                            -------------------------     ----------
                                               Other
                                               Annual       Restricted     Securities                                   All Other
     Name and                                 Compens-        Stock        Underlying        LTIP                        Compens-
Principal Position   Year       Salary         ation          Awards        Options         Payouts        Bonus          ation
------------------   ----     ----------     ----------     ----------     ----------     ----------     ----------     ----------

Michael Macaluso     2001             --             --             --        900,000             --             --             --
CEO

Michael Avignon      2001             --             --             --        900,000             --             --             --
President

Olga Marko           2001     $  130,000             --             --             --             --             --             --
Senior VP

Robert Tompkins      2001     $   90,000             --             --        300,000             --             --             --
VP

Jeffrey Tomz         2001             --             --             --        150,000             --             --             --
CFO

Jeff Mamaux          2001             --             --             --         25,000             --             --             --
Controller

         The Company anticipates that it will not pay or accrue salaries to Michael Macaluso, Michael Avignon, Jeffrey W. Tomz and Jeff Mamaux for at least the next 12 months.

         Directors who are also employees of the Company do not receive compensation for their services as directors. The Company anticipates that, for an undetermined period, its non-executive directors will not be paid any fees or cash compensation for service as members of the Board of Directors, but will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board.

         The Board of Directors has no standing audit or compensation committees.

STOCK OPTIONS AND WARRANTS

         The Company's Board of Directors adopted and shareholders have approved the Company's 2001 Incentive and Nonstatutory Stock Option Plan (the "Plan") reserving 5,000,000 shares of Common Stock for the issuance of options to employees, directors and consultants of the Company. The purpose of the Plan is to promote the interests of the Company and to motivate, attract and retain the services of persons upon whose judgment, efforts and contributions the success of the Company's business depends. A further purpose of the Plan is to align the personal interests of such persons with the interests of stockholders of the Company through equity participation in the Company's growth and success. The Plan provides for granting non-qualified options, incentive stock options and restricted stock awards, or any combination of the foregoing. As of March 1, 2002, 3,792,500 stock options had been granted under the Plan, of which 6,250 have vested.

         Options Granted in Last Fiscal Year:

                                                                    PERCENT OF TOTAL
                              NUMBER OF SECURITIES                 OPTIONS GRANTED TO
                               UNDERLYING OPTIONS    EXERCISE OR    EMPLOYEES IN THE       EXPIRATION
          NAME                       GRANTED         BASE PRICE       FISCAL YEAR             DATE
          ----                --------------------   ------------  ------------------     ------------
OFFICERS AND DIRECTORS
     Michael Macaluso                    900,000     $       3.00             23.7%         9/1/2011
     Michael Avignon                     900,000     $       3.00             23.7%         9/1/2011
     Robert E. Tompkins                  300,000     $       1.50              7.9%        9/17/2011
     Jeffrey W. Tomz                     150,000     $       3.00              4.0%         9/1/2011
     Jeff Mamaux                          25,000     $       3.00              0.7%         9/1/2011
                                   -------------
                                       2,275,000

         Option Exercises and Fiscal Year End Option Values:

                                                                   NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                SHARES                         OPTIONS AT DECEMBER 31, 2001         AT DECEMBER 31, 2001(1)
                             ACQUIRED ON         VALUE         -----------------------------     -----------------------------
          NAME                 EXERCISE         REALIZED       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
          ----               -----------       ----------      -----------     -------------     -----------     -------------
OFFICERS AND DIRECTORS
     Michael Macaluso                 --       $       --               --          900,000               --       $3,600,000
     Michael Avignon                  --       $       --               --          900,000               --       $3,600,000
     Robert E. Tompkins               --       $       --               --          300,000               --       $1,650,000
     Jeffrey W. Tomz                  --       $       --               --          150,000               --       $  600,000
     Jeff Mamaux                      --       $       --               --           25,000               --       $  100,000
                              ----------       ----------       ----------       ----------       ----------       ----------
                                      --       $       --               --        2,275,000               --       $9,550,000

(1) The value of unexercised "in-the-money" options equals the difference between the option exercise price and the closing price of the Company's stock at year end, multiplied by the number of shares underlying the options. The closing price of the Company's stock on December 31, 2001,as reported on the Over-the-Counter Bulletin Board, was $7.00.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Olga Marko, William K. Boss, Jr., Brian Whitley, and Robert E. Tompkins.

         Ms. Marko entered into an employment agreement with the Company, dated August 10, 2001, for a term of sixty months at an annual base salary of $130,000. The base salary shall increase on an annual basis by the same percentage that the Consumer Price Index has increased during the same time frame or at the direction of the Board of Directors, whichever is higher. Mrs. Marko is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated by the Company without cause, Mrs. Marko will be entitled to a twelve month severance payment.

         Dr. Boss entered into an employment agreement with the Company, dated August 10, 2001, and later amended on February 28, 2002 as follows: (a) during the first year of the term, Dr. Boss will receive 60,000 shares of Common Stock;
(b) an annual salary of $50,000 for 2002; and (c) an annual salary of $60,000 for 2003. For this compensation, Dr. Boss agrees to devote 25 mutually agreeable days per year as requested by the Company (i.e., out-of-town meetings, etc.). If the employment agreement is terminated by the Company without cause, Dr. Boss will be entitled to a three-month severance payment.

         Mr. Whitley entered into an employment agreement with the Company, dated September 1, 2001, for a term of sixty (60) months at an annual base salary as follows: (a) $4,000 per month for September 2001 through December 2001; and (b) $10,000 per month for months subsequent to December 31, 2001. Mr. Whitley is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated by the Company without cause, Mr. Whitley will be entitled to a three month severance payment.

         Mr. Tompkins entered into an employment agreement with the Company, dated September 17, 2001, for a term of thirty-six (36) months at an annual base salary of $90,000. Mr. Tompkins is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated by the Company without cause, Mr. Tompkins will be entitled to a two month severance payment.

         The Company does not have employment agreements with Michael Macaluso, Michael Avignon, Jeffrey W. Tomz or Jeff Mamaux.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock by all directors, executive officers and all persons who own beneficially, directly or indirectly, more than 5% of the Common Stock and all directors, officers and key employees as a group as of March 15, 2002.

                                                    AMOUNT AND
                                                     NATURE OF
                                                    BENEFICIAL         PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)            OWNERSHIP           CLASS(2)
----------------------------------------           ------------       ------------

Michael Macaluso (3)                                  2,025,734               13.3%
Michael Avignon (4)                                   2,025,734               13.3%
Frank DeLape (5)                                      1,600,000               10.5%
William K. Boss, Jr.                                  1,614,055               10.6%
Olga Marko                                            1,066,000                7.0%
Robert Tompkins                                              --                0.0%
Jeffrey W. Tomz                                         227,200                1.5%
Jeff Mamaux                                                  --                0.0%

ALL DIRECTORS AND OFFICERS AS A GROUP                 8,558,723               56.3%

Lighthouse Capital Insurance Company                  1,000,000                6.6%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of Common Stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them. Such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within sixty
     (60) days from the date hereof have been exercised or converted as the case may be.

(2) Based upon 15,189,563 shares of Common Stock being issued and outstanding as of December 31, 2001 without taking into consideration the exercise or conversion of any outstanding options or warrants.

(3) Includes 1,000,000 shares of Common Stock beneficially owned by Alyda Macaluso, Mr. Macaluso's wife.

(4) Includes 1,000,000 shares of Common Stock beneficially owned by Laura Avignon, Mr. Avignon's wife.

(5) Represents 1,600,000 shares of Common Stock beneficially owned by Benchmark Equity Group, Inc., which is solely owned by Mr. DeLape. Does not include 1,000,000 shares of Common Stock beneficially held by Lighthouse Capital Insurance Company, a Cayman Island unlimited licensed insurance company, which has issued a variable universal life insurance contract of which Mr. DeLape and his children are remote contingent beneficiaries. Mr. DeLape disclaims beneficial ownership of such shares held by Lighthouse and does not have voting or dispositive power with respect to such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 22, 2001, the Company, then known as American Financial Holding, entered into a purchase agreement (the "Purchase Agreement") with Alyda Macaluso, Laura Avignon, and Lighthouse Capital Insurance Co. whereby the Company issued 15,000,000 million shares of common stock (pre-split) and issued $150,000 of promissory notes to the purchasers for $300,000 in cash. Under the terms of the Purchase Agreement, the Company obtained shareholder approval for a 21:4 reverse stock split, which resulted in the 4,279,449 shares of common stock outstanding at December 31, 2000 being consolidated into 199,974 post-split shares. In addition, the 15,000,000 pre-split shares of common stock issued to the purchasers were consolidated into 700,935 post split shares and the $150,000 promissory notes were automatically converted into 2,299,065 post-split shares of common stock; thus bringing the total interest in the Company held by the purchasers to 3,000,000 post-split shares of common stock. Accordingly, the Purchase Agreement resulted in a change in control of the Company.

         On August 10, 2001, the Company acquired Isolagen Technologies through the merger of its wholly-owned subsidiary, Isolagen Acquisition Corp., a Delaware corporation ("Merger Sub"), and an affiliated entity, Gemini IX, Inc., a Delaware corporation ("Gemini"), with and into Isolagen Technologies (the "Merger"). As a result of the Merger, Isolagen Technologies became a wholly-owned subsidiary of the Company. Simultaneously with the Merger, the Company issued 1,346,669 shares, at $1.50 per share, of the Company's restricted common stock to Timothy J. Till, Michael Avignon, Michael Macaluso, and BASR Partnership for consideration totaling $2,020,000 in a private placement and converted $1,450,000 principal amount of Company debt and approximately $625,000 of accrued liabilities of the Company to equity. On November 13, 2001, the Company changed its name to Isolagen, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

         EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
         -----------                -------------------------

         Exhibit 2.1*               Agreement and Plan of Merger by and among American Financial Holding, Inc., ISO
                                    Acquisition Corp., Isolagen Technologies, Inc., Gemini IX, Inc., and William K.
                                    Boss, Jr., Olga Marko and Dennis McGill as Dated August 1, 2001. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K as filed on August 22,
                                    2001)

         Exhibit 3.1*               Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1991)

         Exhibit 3.2*               Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the fiscal year ended December 31, 1991)

         Exhibit 4.1*               Letter of Transmittal for holders of promissory notes of Isolagen Technologies,
                                    Inc. (incorporated by reference to Registrant's Form 8-K as filed on August 22,
                                    2001)

         Exhibit 4.2*               Letter of Transmittal for stockholders of Isolagen Technologies, Inc.
                                    (incorporated by reference to Registrant's Form 8-K as filed on August 22,
                                    2001)

         Exhibit 4.3*               Letter of Transmittal for stockholders of Gemini IX, Inc. (incorporated by reference to Registrant's Form 8-K as filed on August 22, 2001)

         Exhibit 4.4                Specimen of common stock certificate

         Exhibit 10.1*              Purchase Agreement between American Financial Holding, Inc. and Alyda Macaluso,
                                    Laura Avignon, and Lighthouse Capital Insurance Co. dated January 22, 2001
                                    (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K as filed on January 22, 2001)

         Exhibit 16.1*              Letter from Robison, Hill & Co., dated August 21, 2001 (incorporated by reference to Exhibit 16.1 of the Registrant's Form 8-K filed on August 22,
                                    2001)

         Exhibit 21.1               List of Subsidiaries

         *Incorporated by reference as indicated.

(b) REPORTS ON FORM 8-K. DURING THE QUARTER ENDED DECEMBER 31, 2001, THE COMPANY FILED THE FOLLOWING REPORT ON FORM 8-K:

         Date of Event Reported     Item Reported
         ----------------------     -------------

         October 4, 2001            Financial statements, pro forma financial information and exhibits

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Isolagen, Inc.


By: /s/ Jeffrey W. Tomz
   -------------------------------------
Jeffrey W. Tomz, Chief Financial Officer

Date:    March 15, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                   Title                               Date
---------                                   -----                               ----

/s/ Frank DeLape                    Chairman of the Board                       March 15, 2002
---------------------------                                                     --------------
Frank DeLape

/s/ William K. Boss, Jr.            Vice Chairman of the Board                  March 15, 2002
---------------------------                                                     --------------
William K. Boss, Jr.

/s/ Michael Macaluso                Chief Executive Officer and Director        March 15, 2002
 --------------------------                                                     --------------
Michael Macaluso

/s/ Michael Avignon                 President and Director                      March 15, 2002
---------------------------                                                     --------------
Michael Avignon

/s/ Jeffrey W. Tomz                 Chief Financial Officer                     March 15, 2002
---------------------------                                                     --------------
Jeffrey W. Tomz

                                 Isolagen, Inc.
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                                                          PAGE
                                                                                                          ----

     Report of Independent Public Accountants.............................................................F-2
     Consolidated Balance Sheets as of December 31, 2001 and 2000.........................................F-3
     Consolidated Statements of Operations for the years ended
     December 31, 2001 and 2000...........................................................................F-4
     Consolidated Statements of Shareholders' Equity
     From inception to December 31, 2001................................................................F-5-7
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2001 and 2000...........................................................................F-8
     Notes to Consolidated Financial Statements....................................................... F-9-16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Isolagen, Inc.

We have audited the accompanying consolidated balance sheets of Isolagen, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended and, cumulatively, for the period from December 28, 1995 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isolagen, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended and from December 28, 1995 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





February 9, 2002
Pannell Kerr Forster of Texas, P.C.
Houston, Texas

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                       December 31,      December 31,
                                                                           2001              2000
                                                                       ------------      ------------

                                     ASSETS

Current assets
   Cash and cash equivalents                                           $  1,380,824      $      2,574
   Accounts receivable, net of allowance for doubtful
     accounts of $-0- and $6,734 at December 31, 2001
     and December 31, 2000, respectively                                      1,067             2,355
                                                                       ------------      ------------

         Total current assets                                             1,381,891             4,929
                                                                       ------------      ------------

Property and equipment, net                                                   7,357            31,947

Other assets                                                                174,666            25,420
                                                                       ------------      ------------

Total assets                                                           $  1,563,914      $     62,296
                                                                       ------------      ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                    $    208,196      $    148,263
   Accrued expenses                                                          23,318           226,833
   Notes payable to shareholders                                                 --           105,667
   Current portion of convertible debt                                           --           600,000
   Deferred revenue                                                         280,000           360,000
                                                                       ------------      ------------

         Total current liabilities                                          511,514         1,440,763
                                                                       ------------      ------------

Convertible debt, less current portion                                           --           850,000
                                                                       ------------      ------------

         Total liabilities                                                  511,514         2,290,763
                                                                       ------------      ------------

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 5,000,000
     shares authorized                                                           --                --
   Common stock, $.001 par value; 50,000,000
     shares authorized                                                       15,190             1,021
   Additional paid-in capital                                             5,166,205           453,339
   Accumulated deficit during development stage                          (4,128,995)       (2,632,547)
   Treasury stock, at cost                                                       --           (50,280)
                                                                       ------------      ------------

         Total shareholders' equity (deficit)                             1,052,400        (2,228,467)
                                                                       ------------      ------------

Total liabilities and shareholder's equity                             $  1,563,914      $     62,296
                                                                       ------------      ------------

The accompanying notes are an integral part of these statements

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                 Cumulative
                                                                                                 Period from
                                                                                                December 28,
                                                                  For the Year Ended,           1995 (date of
                                                                     December 31,               inception) to
                                                            ------------------------------      December 31,
                                                                2001              2000              2001
                                                            ------------      ------------      ------------

Revenues
   Sales                                                    $     25,482      $      6,584      $  1,390,114
   License fees                                                   80,000            40,000           220,000
                                                            ------------      ------------      ------------

       Total revenues                                            105,482            46,584         1,610,114

Cost of sales                                                     17,891            10,846           402,459
                                                            ------------      ------------      ------------

       Gross profit                                               87,591            35,738         1,207,655

Selling, general and administrative expenses                   1,493,819           728,379         5,045,197
                                                            ------------      ------------      ------------

       Operating loss                                         (1,406,228)         (692,641)       (3,837,542)

Other income (expense)
   Interest income                                                    17             4,891            28,397
   Loss on disposal of asset                                      (8,222)               --            (8,222)
   Interest expense                                              (82,015)         (119,326)         (311,628)
                                                            ------------      ------------      ------------

       Net loss                                             $ (1,496,448)     $   (807,076)     $ (4,128,995)
                                                            ------------      ------------      ------------

Per share information
   Net loss per common share - basic and diluted            $       (.20)     $       (.29)     $      (1.17)
                                                            ------------      ------------      ------------

Weighted average number of basic and diluted
   common shares outstanding                                   7,618,947         2,822,104         3,537,370
                                                            ------------      ------------      ------------


The accompanying notes are an integral part of these statements

                                 Isolagen, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Shareholders' Equity

                                             Common Stock                        Accumulated            Treasury Stock
                                      -------------------------     Additional  Deficit During     -------------------------
                                        Number                        Paid-In     Development        Number
                                       of Shares       Amount         Capital        Stage         of Shares        Amount
                                      ----------     ----------     ----------  --------------     ----------     ----------

  Issuance of common stock for
     cash on 12/28/95                     82,000     $      820     $       --     $       --              --     $       --

  Issuance of common stock for
     cash on 11/7/96                         400              4         49,996             --              --             --

  Issuance of common stock for
     cash on 11/29/96                         80              1          9,999             --              --             --

  Issuance of common stock for
     cash on 12/19/96                        240              2         29,998             --              --             --

  Issuance of common stock for
     cash on 12/26/96                        400              4         49,996             --              --             --

  Net loss                                    --             --             --       (270,468)             --             --
                                      ----------     ----------     ----------     ----------      ----------     ----------

Balance, 12/31/96                         83,120            831        139,989       (270,468)             --             --

   Issuance of common stock for
     cash on 12/27/97                        760              8         94,992             --              --             --

   Issuance of common stock for
     services on 9/1/97                      400              4         36,256             --              --             --

  Issuance of common stock for
     services on 12/28/97                 10,305            103         10,152             --              --             --

  Net loss                                    --             --             --        (52,550)             --             --
                                      ----------     ----------     ----------     ----------      ----------     ----------

Balance, December 31, 1997                94,585     $      946     $  281,389     $ (323,018)             --     $       --


                                           Total
                                        Shareholders'
                                      Equity (Deficit)
                                      ----------------

  Issuance of common stock for
     cash on 12/28/95                   $      820

  Issuance of common stock for
     cash on 11/7/96                        50,000

  Issuance of common stock for
     cash on 11/29/96                       10,000

  Issuance of common stock for
     cash on 12/19/96                       30,000

  Issuance of common stock for
     cash on 12/26/96                       50,000

  Net loss                                (270,468)
                                        ----------

Balance, 12/31/96                         (129,648)

   Issuance of common stock for
     cash on 12/27/97                       95,000

   Issuance of common stock for
     services on 9/1/97                     36,260

  Issuance of common stock for
     services on 12/28/97                   10,255

  Net loss                                 (52,550)
                                        ----------

Balance, December 31, 1997              $  (40,683)


The accompanying notes are an integral part of these statements

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                             Common Stock                        Accumulated            Treasury Stock
                                      -------------------------     Additional  Deficit During     -------------------------
                                        Number                        Paid-In     Development        Number
                                       of Shares       Amount         Capital        Stage         of Shares        Amount
                                      ----------     ----------     ----------  --------------     ----------     ----------

  Issuance of common stock for
     cash on 8/23/98                         160     $        2     $   20,065     $        --              --     $       --

  Repurchase of common stock                  --             --             --              --           2,400        (50,280)
     on 9/29/98

  Net loss                                    --             --             --        (195,675)             --             --
                                      ----------     ----------     ----------     -----------      ----------     ----------

Balance, 12/31/98                         94,745            948        301,454        (518,693)          2,400        (50,280)

  Issuance of common stock for
     cash on 9/10/99                       1,884             19        149,981              --              --             --

  Net loss                                    --             --             --      (1,306,778)             --             --
                                      ----------     ----------     ----------     -----------      ----------     ----------

Balance, 12/31/99                         96,629            967        451,435      (1,825,471)          2,400        (50,280)

  Issuance of common stock for
     cash on 1/18/00                       1,923             19          1,904              --              --             --

  Issuance of common stock for
     services on 3/1/00                    2,465             25             --              --              --             --

  Issuance of common stock for
     services on 4/4/00                      996             10             --              --              --             --

  Net loss                                    --             --             --        (807,076)             --             --
                                      ----------     ----------     ----------     -----------      ----------     ----------

Balance, 12/31/00                        102,013     $    1,021     $  453,339     $(2,632,547)          2,400     $  (50,280)


                                           Total
                                        Shareholders'
                                      Equity (Deficit)
                                      ----------------

  Issuance of common stock for
     cash on 8/23/98                      $    20,067

  Repurchase of common stock                  (50,280)
     on 9/29/98

  Net loss                                   (195,675)
                                          -----------

Balance, 12/31/98                            (266,571)

  Issuance of common stock for
     cash on 9/10/99                          150,000

  Net loss                                 (1,306,778)
                                          -----------

Balance, 12/31/99                          (1,423,349)

  Issuance of common stock for
     cash on 1/18/00                            1,923

  Issuance of common stock for
     services on 3/1/00                            25

  Issuance of common stock for
     services on 4/4/00                            10

  Net loss                                   (807,076)
                                          -----------

Balance, 12/31/00                         $(2,228,467)


The accompanying notes are an integral part of these statements

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                             Common Stock                        Accumulated            Treasury Stock
                                      -------------------------     Additional  Deficit During     -------------------------
                                        Number                        Paid-In     Development        Number
                                       of Shares       Amount         Capital        Stage         of Shares        Amount
                                      ----------     ----------     ----------  --------------     ----------     ----------

Issuance of common stock for
  services on 7/1/01                       5,632     $       56     $        --    $        --             --      $       --

Issuance of common stock for
  services on 7/1/01                       4,485             45              --             --             --              --

Issuance of common stock for
  capitalization of accrued
  salaries on 8/10/01                      2,512             25         328,100             --             --              --

Issuance of common stock for
  conversion of convertible
  debt on 8/10/01                         62,791            628       1,610,718             --             --              --

Issuance of common stock for
  conversion of convertible
  shareholder notes payable
  on 8/10/01                               7,498             75         135,592             --             --              --

Issuance of common stock for
  bridge financing on 8/10/01             10,776            108              --             --             --              --

Reverse acquisition and
  recapitalization
  effective 8/10/01                   13,100,217         11,339        (110,166)            --         (2,400)         50,280

Issuance of common stock for
  cash on 8/10/01                      1,346,669          1,347       2,018,653             --             --              --

Issuance of common stock for
  services on 8/10/01                     60,000             60              --             --             --              --

Issuance of common stock for
  cash on 8/28/01                         26,667             26          39,974             --             --              --

Issuance of common stock for
  services on 9/30/01                    314,370            314         471,241             --             --              --

Issuance of common stock for
  services on 11/1/01                    145,933            146         218,754             --             --              --

        Net loss                              --             --              --     (1,496,448)            --              --
                                     -----------     ----------     -----------    -----------     ----------      ----------

                                      15,189,563     $   15,190     $ 5,166,205    $(4,128,995)            --      $       --
                                     -----------     ----------     -----------    -----------     ----------      ----------


                                            Total
                                         Shareholders'
                                       Equity (Deficit)
                                       ----------------

Issuance of common stock for
  services on 7/1/01                      $        56

Issuance of common stock for
  services on 7/1/01                               45

Issuance of common stock for
  capitalization of accrued
  salaries on 8/10/01                         328,125

Issuance of common stock for
  conversion of convertible
  debt on 8/10/01                           1,611,346

Issuance of common stock for
  conversion of convertible
  shareholder notes payable
  on 8/10/01                                  135,667

Issuance of common stock for
  bridge financing on 8/10/01                     108

Reverse acquisition and
  recapitalization
  effective 8/10/01                           (48,547)

Issuance of common stock for
  cash on 8/10/01                           2,020,000

Issuance of common stock for
  services on 8/10/01                              60

Issuance of common stock for
  cash on 8/28/01                              40,000

Issuance of common stock for
  services on 9/30/01                         471,555

Issuance of common stock for
  services on 11/1/01                         218,900

        Net loss                           (1,496,448)
                                          -----------

                                          $ 1,052,400
                                          -----------


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                Cumulative
                                                                                                Period from
                                                                                                December 28,
                                                                 For the Year Ended            1995 (date of
                                                                     December 31,              inception) to
                                                            ------------------------------      December 31,
                                                                2001              2000              2001
                                                            ------------      ------------     -------------

Cash flows from operating activities
   Net loss                                                 $ (1,496,448)     $   (807,076)     $ (4,108,995)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                          788,970                35         1,052,079
       Depreciation                                               15,368            16,333            67,717
       Loss on sale of property and equipment                      8,222                --             8,222
       Change in operating assets and liabilities:
         Decrease (increase) in accounts receivable                1,288            10,717            (1,067)
         Decrease in inventory                                        --            14,646                --
         Decrease in other assets                                 25,420             4,291                --
         Increase (decrease) in accounts payable                  59,932              (763)          208,196
         Increase in accrued expenses                             13,045           141,474             3,318
         Increase (decrease) in deferred revenue                 (80,000)          360,000           280,000
                                                            ------------      ------------      ------------

           Net cash used in operating activities                (664,203)         (260,343)       (2,490,530)
                                                            ------------      ------------      ------------

Cash flows from investing activities
   Purchase of property and equipment                                 --                --           (84,296)
   Proceeds from the sale of property
     and equipment                                                 1,000                --             1,000
                                                            ------------      ------------      ------------

           Net cash provided by (used in)                          1,000                --           (83,296)
                                                            ------------      ------------      ------------
              operating activities

Cash flows from financing activities
   Proceeds from convertible debt                                     --           200,000         1,450,000
   Proceeds from notes payable to shareholders                    30,000                --           135,667
   Proceeds from the issuance of common stock                  2,060,000             1,923         2,467,810
   Merger and acquisition expenses                               (48,547)               --           (48,547)
   Repurchase of common stock                                         --                --           (50,280)
                                                            ------------      ------------      ------------

           Net cash provided by financing activities           2,041,453           201,923         3,954,650
                                                            ------------      ------------      ------------

Net increase in cash and cash equivalents                      1,378,250           (58,420)        1,380,824

Cash and cash equivalents, beginning of period                     2,574            60,994                --
                                                            ------------      ------------      ------------

Cash and cash equivalents, end of period                    $  1,380,824      $      2,574      $  1,380,824
                                                            ------------      ------------      ------------

Supplemental cash flow information:
   Cash paid for interest                                   $      1,020      $     68,843      $    150,283
                                                            ------------      ------------      ------------


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION

         Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation ("Isolagen" or the "Company"), is the parent company of Isolagen Technologies, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Isolagen Technologies"). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Europe"). The common stock, par value $0.001 per share, of the Company ("Common Stock") is quoted on the Over-the-Counter Bulletin Board under the ticker symbol "ISLG.OB"

         Isolagen was organized to specialize in the development and commercialization of autologous cellular system ("ACS") for hard and soft tissue regeneration and other therapies. Isolagen currently holds four patents with one additional patent pending. Representing breakthrough technology in the overall approach to cosmetic and medical therapy, ACS is a process whereby a patient's own cells are extracted, reproduced through Isolagen's proprietary process, and then reintroduced back into the patient for specific cosmetic and medical applications. Unlike other collagen development companies, Isolagen uses only the patient's unique living cells for the source of its collagen production. Isolagen's goal is to become the industry leader in the research, development and commercialization of ACS tissue regeneration.

         In 1997, the U.S. Food and Drug Administration ("FDA") began regulating the science of biologics. Biologic products like ACS, in contrast to drugs that are chemically synthesized, are derived from living sources (such as humans, animals, and microorganisms). From 1995 to 1999, management of Isolagen Technologies believed that FDA approvals were not required for use of the Isolagen Process, based on advice from FDA consultants. In 1999, the FDA advised Isolagen Technologies that use of the Isolagen Process would require FDA approval, and Isolagen Technologies filed an investigational new drug application ("IND") covering the Isolagen Process with the FDA. An IND is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Such authorization must be secured prior to commercialization of any new drug or biological product. After its review of Isolagen Technologies' IND on December 9, 1999 the FDA placed the IND on clinical hold until the Company's manufacturing processes and procedures were changed to meet these new standards, and FDA approval is obtained. The use of the Isolagen Process was discontinued after the FDA placed the IND on hold, and Isolagen Technologies did not have sufficient funding to pursue regulatory approvals.

         Through December 31, 2001, the Company has been primarily engaged in developing its initial product technology, recruiting personnel and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2002. The Company will finance its operations primarily through its existing cash, future financing and revenues.

Acquisition and Merger

         On August 10, 2001, the Company, pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among the Company, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), Isolagen, a Delaware corporation, Gemini IX, Inc., a Delaware corporation ("Gemini"), and William J Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen (the "Merger Agreement"), acquired in a privately negotiated transaction 100% of the issued and outstanding capital stock of Isolagen. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen (the "Merger"), and Isolagen was the surviving corporation of the Merger. The Company issued an aggregate of 9,756,372 shares of restricted common stock, par value $0.001 per share, of the Company ("Common Stock") as consideration for the Merger, to retire certain debts of Isolagen and in connection with certain bridge loans of Isolagen.

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

Basis of Presentation

         The financial statements presented include the consolidated balance sheet of Isolagen, Inc. and its wholly-owned subsidiary, Isolagen Technologies, Inc., at December 31, 2001 and the balance sheet of Isolagen Technologies, Inc. at December 31, 2000. The consolidated statements of operations and cash flows for the year ended December 31, 2001 include Isolagen Technologies, Inc. for these periods and Isolagen, Inc. for the period from August 10, 2001 through December 31, 2001. The consolidated statements of operations and cash flows for the year ended December 31, 2000 consists of the results of Isolagen Technologies, Inc. only.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement of cash flows

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of credit risk

           The Company maintains its cash with a major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $100,000 from time to time. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

         The Company is subject to risks common to companies in the development stage including, but not limited to, development of new products, development of markets and distribution channels, dependence on key personnel, and the ability to obtain additional capital as needed to fund its product plans. The Company has a limited operating history and has yet to generate any significant revenues from customers. To date, the Company has been funded by private debt and equity financings. The Company's ultimate success is dependent upon its ability to raise additional capital and to successfully develop and market its products.

         The products developed by the Company require approvals from the United States FDA or other international regulatory agencies prior to commercial sales. There can be no assurance that all of the Company's products will receive the necessary approvals. If the Company was denied such approvals or such approvals were delayed, it may have a materially adverse impact on the Company.

Property and equipment

         Property and equipment, consisting primarily of lab equipment, computer equipment, office furniture and fixtures is carried at cost less accumulated depreciation. Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of three to five years subject to half year convention. The cost of repairs and maintenance is charged against income as incurred.

Earnings per share data

         Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share for years on which it incurred net losses as the effect of potentially dilutive shares from convertible debt is antidilutive.

         Shares of Isolagen common stock outstanding prior to the Merger were deemed converted to its equivalent shares of the Company's common stock using a conversion factor as defined in the Merger Agreement.

Stock-based compensation

         The Company accounts for its stock-based compensation under the provisions of SFAS No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB NO. 25"), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following the provisions of APB No. 25.

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

Revenue recognition

         The Company recognizes license and other upfront fees on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Any amounts received in advance of performance are recorded as deferred revenue.

Research and development expenses

         Research and development include direct costs, research-related overhead, and costs associated with sponsored research which are charged to operations as incurred.

Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is expected to have no material impact on financial reporting and related disclosures of the Company.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15,

2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position of the Company.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" applicable to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the periods in which the losses are incurred, rather than as of the measurement date, as presently required. We do not expect the provisions of SFAS No. 144 to have a significant effect on our financial position or operating results.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is comprised of:

                                                                 December 31,
                                                          --------------------------
                                                             2001            2000
                                                          ----------      ----------

         Lab Equipment                                    $   52,454      $   52,454
         Computer Equipment                                    6,326           6,326
         Office Equipment                                         --          25,516
                                                          ----------      ----------
                                                              58,780          84,296

         Less: Accumulated depreciation                      (51,423)        (52,349)
                                                          ----------      ----------

         Property and equipment, net                      $    7,357      $   31,947
                                                          ----------      ----------

NOTE 4 - NOTES PAYABLE TO SHAREHOLDERS

         At December 31, 2000, the Company had unsecured notes payable to two shareholders. During 2001, pursuant to the Merger Agreement, these notes were converted into common stock of Isolagen, Inc.

NOTE 5 - CONVERTIBLE DEBT

         At December 31, 2000, the Company had convertible debt to individuals. During 2001, pursuant to the Merger Agreement, these notes in the amount of $1,450,000, along with accrued interest totaling $161,346, were converted into common stock of Isolagen, Inc.

NOTE 6 - FEDERAL INCOME TAXES

           The components of the Company's deferred tax assets at December 31, 2001 and 2000 are as follows:

                                                                 December 31,
                                                          --------------------------
                                                             2001            2000
                                                          ----------      ----------

         Deferred tax assets:
            Loss carryforwards                            $3,007,506      $  887,114

         Deferred tax liabilities:
            Deferred revenue                                 (95,200)       (122,400)
                                                          ----------      ----------

                                                           2,912,306         764,714

         Less: Valuation allowance                        (2,912,306)       (764,714)
                                                          ----------      ----------

                                                          $       --      $       --
                                                          ----------      ----------

         As of December 31, 2001, the Company has generated NOLs of approximately $8,846,000 available to reduce future income taxes. These carryforwards begin to expire in 2002. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Additionally, because federal tax laws limit the time during which the NOLs may be applied against future taxes, the Company may not be able to take full advantage of the NOLs to reduce future income taxes if it fails to generate taxable income prior to expiration of the NOLs. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2001 and 2000. The valuation allowance increased $2,147,592 during 2001 due to the inclusion of Isolagen, Inc.'s NOLs acquired through the Merger and Company's current period net loss.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

SEC Enforcement

         On October 9 , 1996, the Company was advised by the Enforcement Division of the Securities and Exchange Commission (the "Commission") that it is considering recommending that the Commission bring an enforcement action, which could include a civil penalty, against the Company in U.S. District Court for failing to file timely periodic reports in violation of Section 13(a) of the Securities and Exchange Act of 1934 and the rules thereunder.

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

License agreement

         Effective July 1, 2000, the Company granted exclusive rights to develop and market its technologies and products within Japan. Should the development efforts result in a marketable product, the Company will receive royalties based on product sales. Upon execution of the license agreement, the Company received an initial up-front fee of $400,000 which was deferred and will be recognized on a ratable basis over the five year term of the agreement. For the years ended December 31, 2001 and 2000, the Company recognized $80,000 and $40,000, respectively, of contract revenues pursuant to this agreement.

Litigation

         The Company is involved in a legal dispute with one of its vendors. The full amount of disputed invoices is included in accounts payable at December 31, 2001. In the opinion of management, resolution of the dispute should not have a material adverse impact on the financial condition of the Company.

Employment Agreements

         The Company has entered into employment agreements with Olga Marko, William K. Boss, Jr., Brian Whitley, and Robert E. Tompkins.

         Ms. Marko entered into an employment agreement with the Company, dated August 10, 2001, for a term of sixty months at an annual base salary of $130,000. The base salary shall increase on an annual basis by the same percentage that the Consumer Price Index has increased during the same time frame or at the direction of the Board of Directors, whichever is higher. Mrs. Marko is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated by the Company without cause, Mrs. Marko will be entitled to a twelve month severance payment.

         Dr. Boss entered into an employment agreement with the Company, dated August 10, 2001, and later amended on February 28, 2002 as follows: (a) during the first year of the term, Dr. Boss will receive 60,000 shares of Common Stock;
(b) an annual salary of $50,000 for 2002; and (c) an annual salary of $60,000 for 2003. For this compensation, Dr. Boss agrees to devote 25 mutually agreeable days per year as requested by the Company (i.e., out-of-town meetings, etc.). If the employment agreement is terminated by the Company without cause, Dr. Boss will be entitled to a three-month severance payment.

         Mr. Whitley entered into an employment agreement with the Company, dated September 1, 2001, for a term of sixty (60) months at an annual base salary as follows: (a) $4,000 per month for September 2001 through December 2001; and (b) $10,000 per month for months subsequent to December 31, 2001. Mr. Whitley is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated by the Company without cause, Mr. Whitley will be entitled to a three month severance payment.

         Mr. Tompkins entered into an employment agreement with the Company, dated September 17, 2001, for a term of thirty-six (36) months at an annual base salary of $90,000. Mr. Tompkins is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated by the Company without cause, Mr. Tompkins will be entitled to a two month severance payment.

Consulting agreement

         Effective August 20, 2001, the Company entered into an agreement with a third party to provide drug development, regulatory advisory and other services. Pursuant to the terms of the agreement, the Company issued 133,333 share of restricted common stock with an assigned value of $200,000 as a retainer fee, which was capitalized as a prepaid expense. As services are rendered, 80% of the invoiced amount is payable in cash with the remaining 20% payable through a reduction in the retainer fee. At December 31, 2001, $174,666 was capitalized as a prepaid expense related to this agreement.

         In addition, the agreement includes a special incentive performance arrangement. In the event the Company receives FDA approval on or before August 20, 2003 as a result of the consulting services, the Company will issue 250,000 restricted common shares as an incentive bonus. If the regulatory approval is received after August 20, 2002, but before February 20, 2004, the Company will issue 100,000 restricted shares as an incentive bonus.

NOTE 8 - EQUITY, STOCK PLAN AND WARRANTS

         Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the "Stock Plan"). The Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company's common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Plan is administered by the Company's Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

         As allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow Accounting Principles Board ("APB") Opinion no. 25, "Accounting for Stock Issued to Employees", in accounting for its Stock Plan. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the terms are fixed and the exercise price equals or exceeds the fair market value of the underlying stock on the grant date.

         Information regarding the option and warrants for 2001 is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                           OPTIONS         WARRANTS
                                                          ----------      ----------
                                                             2001            2001
                                                          ----------      ----------

         Outstanding, beginning of year                           --              --
         Granted                                           3,792,500         450,000
         Exercised                                                --              --
         Expired or cancelled                                     --              --
                                                          ----------      ----------

         Outstanding, end of year                          3,792,500         450,000
                                                          ----------      ----------
         Exercisable, end of year                              4,167              --
                                                          ----------      ----------
         Available for grant, end of year                  1,207,500              --
                                                          ----------      ----------

         The weighted average and warrant exercise price information for 2001 is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                           OPTIONS         WARRANTS
                                                          ----------      ----------
                                                             2001            2001
                                                          ----------      ----------

         Outstanding, beginning of year                   $       --      $       --
         Granted during the year                          $     2.70      $     1.50
         Exercised during the year                        $       --      $       --
         Expired or cancelled during the year             $       --      $       --
         Outstanding at end of year                       $     2.70      $     1.50
         Exercisable at end of year                       $       --      $     1.50

         Significant option and warrant groups outstanding at December 31, 2001, and related weighted average exercise price and life information is as follows:

                                                                     WEIGHTED
                        OPTIONS        WARRANTS                      EXERCISE      REMAINING
  GRANT DATE          OUTSTANDING    OUTSTANDING    EXERCISABLE       PRICE       LIFE (YEARS)
  ----------          -----------    -----------    -----------     ----------    ------------

August 2001                    --        450,000             --     $     1.50           9.58
September 2001          2,975,000             --             --     $     2.85           9.67
September 2001            300,000             --             --     $     1.50           9.71
October 2001              340,000             --             --     $     1.50           9.75
November 2001             117,500             --          4,167     $     2.40           9.83
December 2001              60,000             --             --     $     3.57           9.92

         The weighted average fair value at date of grant for options and warrants granted during 2001 was $1.12 per option. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                                 2001
                                                             ------------

     Expected life (years)                                       6 years
     Interest rate                                                 4.0%
     Dividend yield                                                 --
     Forfeiture rate                                                 5%
     Volatility                                                     98%

         Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant date in 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                       2001
                                                  ---------------

     Net loss - as reported                       $   (1,496,448)
     Net loss - pro forma                         $   (1,646,012)
     Net loss per share - as reported
       Basic and diluted                          $         (.20)
     Net loss per share - pro forma
       Basic and diluted                          $         (.22)

NOTE 9 - SUBSEQUENT EVENTS

         Subsequent to year-end, the Company entered into a placement agent agreement with an investment bank with respect to the sale of up to 2,295,000 shares of Series A Convertible Preferred stock at an offering price of $3.50 per share. Each share of preferred stock will be convertible into two shares of common stock at any time after issuance and accrues interest at 8% per annum.

         The offering of the first 900,000 shares will be on a "best efforts, all-or-none" basis. If the minimum number of shares are not sold within 90 days of the commencement of the offering, the Company may elect to extend the offering for an additional 60 days or terminate it in its entirety. In the event that the minimum shares are sold within the initial subscription period, the Company will automatically extend the offering period for up to 60 days or until the maximum number of shares are sold.

         For each 15,000 shares of preferred stock sold, the placement agent will receive warrants to purchase 6,000 shares of common stock with an exercise price of $1.93 per share. The warrants are exercisable immediately after grant and expire five years thereafter.

                                  EXHIBIT INDEX

         EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
         -----------                -------------------------

         Exhibit 2.1*               Agreement and Plan of Merger by and among American Financial Holding, Inc., ISO
                                    Acquisition Corp., Isolagen Technologies, Inc., Gemini IX, Inc., and William K.
                                    Boss, Jr., Olga Marko and Dennis McGill as Dated August 1, 2001. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K as filed on August 22,
                                    2001)

         Exhibit 3.1*               Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1991)

         Exhibit 3.2*               Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the fiscal year ended December 31, 1991)

         Exhibit 4.1*               Letter of Transmittal for holders of promissory notes of Isolagen Technologies,
                                    Inc. (incorporated by reference to Registrant's Form 8-K as filed on August 22,
                                    2001)

         Exhibit 4.2*               Letter of Transmittal for stockholders of Isolagen Technologies, Inc.
                                    (incorporated by reference to Registrant's Form 8-K as filed on August 22,
                                    2001)

         Exhibit 4.3*               Letter of Transmittal for stockholders of Gemini IX, Inc. (incorporated by reference to Registrant's Form 8-K as filed on August 22, 2001)

         Exhibit 4.4                Specimen of common stock certificate

         Exhibit 10.1*              Purchase Agreement between American Financial Holding, Inc. and Alyda Macaluso,
                                    Laura Avignon, and Lighthouse Capital Insurance Co. dated January 22, 2001
                                    (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K as filed on January 22, 2001)

         Exhibit 16.1*              Letter from Robison, Hill & Co., dated August 21, 2001 (incorporated by reference to Exhibit 16.1 of the Registrant's Form 8-K filed on August 22,
                                    2001)

         Exhibit 21.1               List of Subsidiaries

         *Incorporated by reference as indicated.