Form 10QSB
period 2002-03-31
ISOLAGEN INC
filed 2002-04-22
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10 - QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No

As of April 18, 2002, issuer had 15,189,563 shares of issued and outstanding common stock, par value $0.001.

Documents Incorporated by Reference: NONE

Transitional Small Business Issuer Format:  Yes  [X]   No [ ]


Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets
                    March 31, 2002 (unaudited) and December 31, 2001......................3

           Consolidated Statements of Operations
                    Three months ended March 31, 2002 (unaudited)
                    and March 31, 2001 (unaudited)........................................4

           Consolidated Statements of Cash Flows
                    Three months ended March 31, 2002 (unaudited) and
                    March 31, 2001 (unaudited)............................................5

           Notes to Unaudited Consolidated Financial Statements...........................6

Item 2.    Management's Discussion and Analysis of Results of Operations
                    and Financial Condition..............................................10

Part II.   Other Information

Item 1.    Legal Proceedings.............................................................12

Item 2.    Changes in Securities.........................................................12

Item 3.    Defaults Upon Senior Securities...............................................12

Item 4.    Submission of Matters to a Vote of Security Holders...........................12

Item 5.    Other Information.............................................................12

Item 6.    Exhibits and Reports on Form 8-K..............................................12

The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                March 31,        December 31,
                                                                   2002              2001
                                                               ------------      ------------
                                                                (unaudited)
                                     ASSETS

Current assets
   Cash and cash equivalents                                   $    827,771      $  1,380,824
   Accounts receivable                                                1,228             1,067
                                                               ------------      ------------

         Total current assets                                       828,999         1,381,891
                                                               ------------      ------------

Property and equipment, net                                           7,489             7,357

Other assets                                                        156,635           174,666
                                                               ------------      ------------

Total assets                                                   $    993,123      $  1,563,914
                                                               ------------      ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                            $    257,736      $    208,196
   Accrued expenses                                                  69,525            23,318
   Deferred revenue                                                 260,000           280,000
                                                               ------------      ------------

         Total current liabilities                                  587,261           511,514

         Total liabilities                                          587,261           511,514
                                                               ------------      ------------

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 5,000,000
     shares authorized                                                   --                --
   Common stock, $.001 par value; 50,000,000
     shares authorized                                               15,190            15,190
   Additional paid-in capital                                     5,166,205         5,166,205
   Accumulated deficit during development stage                  (4,775,533)       (4,128,995)
                                                               ------------      ------------

         Total shareholders' equity (deficit)                       405,862         1,052,400
                                                               ------------      ------------

Total liabilities and shareholder's equity                     $    993,123      $  1,563,914
                                                               ------------      ------------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                          Cumulative
                                                                                          Period from
                                                                                          December 28,
                                                           Three Months Ended            1995 (date of
                                                                March 31,                inception) to
                                                     ------------------------------        March 31,
                                                         2002              2001              2002
                                                     ------------      ------------      -------------
Revenues
Sales                                                $      2,518      $      3,625      $  1,392,632
License fees                                               20,000            20,000           240,000
                                                     ------------      ------------      ------------

       Total revenues                                      22,518            23,625         1,632,632

Cost of sales                                                  --             2,360           402,459
                                                     ------------      ------------      ------------

       Gross profit                                        22,518            21,265         1,230,173

Selling, general and administrative expenses              673,594           118,568         5,718,791
                                                     ------------      ------------      ------------

       Operating loss                                    (651,076)          (97,303)       (4,488,618)

Other income (expense)
   Interest income                                          4,538                 8            32,935
   Loss on disposal of asset                                   --                --            (8,222)
   Interest expense                                            --           (33,739)         (311,628)
                                                     ------------      ------------      ------------

       Net loss                                      $   (646,538)     $   (131,034)     $ (4,775,533)
                                                     ------------      ------------      ------------

Per share information
   Net loss per common share - basic and diluted     $      (0.04)     $      (0.05)     $      (1.24)
                                                     ------------      ------------      ------------

Weighted average number of basic and diluted
   common shares outstanding                           15,189,563         2,692,993         3,853,895
                                                     ------------      ------------      ------------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows


                                                                                              Cumulative
                                                                                              Period from
                                                                                              December 28,
                                                               Three Months Ended            1995 (date of
                                                                    March 31,                inception) to
                                                         ------------------------------        March 31,
                                                             2002              2001              2002
                                                         ------------      ------------      -------------
Cash flows from operating activities
   Net loss                                              $   (646,538)     $   (131,034)     $ (4,775,533)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                        18,031                --         1,070,110
       Depreciation                                             4,069             4,068            71,786
       Loss on sale of property and equipment                      --                --             8,222
       Change in operating assets and liabilities:
         Increase in accounts receivable                         (161)           (2,433)           (1,228)
         Increase in inventory                                     --            (2,131)               --
         Increase in accounts payable                          49,540             2,080           257,736
         Increase in accrued expenses                          46,207           116,876            69,525
         Increase (decrease) in deferred revenue              (20,000)          (20,000)          260,000
                                                         ------------      ------------      ------------

           Net cash used in operating activities             (548,852)          (32,574)       (3,039,382)
                                                         ------------      ------------      ------------

Cash flows from investing activities
   Purchase of property and equipment                          (4,201)               --           (88,497)
   Proceeds from the sale of property
     and equipment                                                 --                --             1,000
                                                         ------------      ------------      ------------

           Net cash provided by (used in)
              operating activities                             (4,201)               --           (87,497)
                                                         ------------      ------------      ------------

Cash flows from financing activities
   Proceeds from convertible debt                                  --                --         1,450,000
   Proceeds from notes payable to shareholders                     --            30,000           135,667
   Proceeds from the issuance of common stock                      --                --         2,467,810
   Merger and acquisition expenses                                 --                --           (48,547)
   Repurchase of common stock                                      --                --           (50,280)
                                                         ------------      ------------      ------------

           Net cash provided by financing activities               --            30,000         3,954,650
                                                         ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents         (553,053)           (2,574)          827,771

Cash and cash equivalents, beginning of period              1,380,824            (2,574)               --
                                                         ------------      ------------      ------------

Cash and cash equivalents, end of period                 $    827,771      $         --      $    827,771
                                                         ------------      ------------      ------------

Supplemental cash flow information:
   Cash paid for interest                                $         --      $         --      $    150,283
                                                         ------------      ------------      ------------


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

Through March 31, 2002, the Company has been primarily engaged in developing its initial product technology, recruiting personnel and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2002. The Company will finance its operations primarily through its existing cash, future financing and revenues.

Acquisition and Merger

On August 10, 2001, the Company, pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among the Company, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), Isolagen Technologies, a Delaware corporation, Gemini IX, Inc., a Delaware corporation ("Gemini"), and William J Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen Technologies (the "Merger Agreement"), acquired in a privately negotiated transaction 100% of the issued and outstanding capital stock of Isolagen Technologies. Pursuant to the terms of the Merger

Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the "Merger"), and Isolagen Technologies was the surviving corporation of the Merger. The Company issued an aggregate of 9,756,372 shares of restricted common stock, par value $0.001 per share, of the Company ("Common Stock") as consideration for the Merger, to retire certain debts of Isolagen Technologies and in connection with certain bridge loans of Isolagen Technologies.

Prior to the Merger, Isolagen Technologies had no active business and was seeking funding to begin U.S. Food and Drug Administration ("FDA") trials of this process.

Simultaneous with the Merger, the Company sold 1,346,669 shares of restricted common stock to certain accredited investors in a private placement transaction. The consideration paid by such investors for the shares of Common Stock aggregated $2,020,000 in transactions exempt from the registration requirements of the Securities Act. The net cash proceeds of this private placement will be used to fund the Company's research and development projects and the initial FDA trials of the Isolagen process, to explore the viability of entering foreign markets, to provide working capital and for general corporate purposes.

Basis of Presentation

The financial statements presented include the consolidated balance sheet of Isolagen, Inc. and its wholly-owned subsidiary, Isolagen Technologies, Inc., at March 31, 2002 and December 31, 2001. The consolidated statements of operations and cash flows for the three-month period ended March 31, 2002 include Isolagen, Inc. and its wholly-owned subsidiary, Isolagen Technologies, Inc. The consolidated statements of operations and cash flows for the three-month period ended March 31, 2001 include Isolagen Technologies, Inc. only.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading, These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's current report on Form 10K-SB filed with the Securities and Exchange Commission on March 21, 2002.

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

Shares of Isolagen Technologies common stock outstanding prior to the Merger were deemed converted to its equivalent shares of the Company's common stock using a conversion factor as defined in the Merger Agreement.

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

NOTE 4 - COMMITMENTS

The Company has entered into a placement agent agreement with an investment bank with respect to the sale of up to 2,295,000 shares of Series A Convertible Preferred Stock at an offering price of $3.50 per share. Each share of preferred stock will be convertible into two shares of common stock at any time after issuance and accrues interest at 8% per annum.

The offering of the first 900,000 shares will be on a "best efforts, all-or-none" basis. If the minimum number of shares are not sold within 90 days of March 11, 2002, the commencement of the offering, the Company may elect to extend the offering for an additional 60 days or terminate it in its entirety. In the event that the minimum shares are sold within the initial subscription period, the Company will automatically extend the offering period for up to 60 days or until the maximum number of shares are sold.

For each 15,000 shares of preferred stock sold, the placement agent will receive warrants to purchase 6,000 shares of common stock with an exercise price of $1.93 per share. The warrants are exercisable immediately after grant and expire five years thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussions of Isolagen, Inc. results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

Forward-Looking Information

This report contains certain forward-looking statements and information relating to Isolagen, Inc. that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in the document, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

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

Through March 31, 2002, the Company has been primarily engaged in developing its initial product technology, recruiting personnel and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2002. The Company will finance its operations primarily through its existing cash, future financing and revenues.

Acquisition and Merger

On August 10, 2001, the Company, pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among the Company, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), Isolagen Technologies, a Delaware corporation, Gemini IX, Inc., a Delaware corporation ("Gemini"), and William J Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen Technologies (the "Merger Agreement"), acquired in a privately negotiated transaction 100% of the issued and outstanding capital stock of Isolagen Technologies. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the "Merger"), and Isolagen Technologies was the surviving corporation of the Merger. The Company issued an aggregate of 9,756,372 shares of restricted common stock, par value $0.001 per share, of the Company ("Common Stock") as consideration for the Merger, to retire certain debts of Isolagen Technologies and in connection with certain bridge loans of Isolagen Technologies.

Prior to the Merger, Isolagen Technologies had no active business and was seeking funding to begin U.S. Food and Drug Administration ("FDA") trials of this process.

Simultaneous with the Merger, the Company sold 1,346,669 shares of restricted common stock to certain accredited investors in a private placement transaction. The consideration paid by such investors for the shares of Common Stock aggregated $2,020,000 in transactions exempt from the registration requirements of the Securities Act. The net cash proceeds of this private placement will be used to fund the Company's research and development projects and the initial FDA trials of the Isolagen process, to explore the viability of entering foreign markets, to provide working capital and for general corporate purposes.

With regards to the proposed activities described above, no assurances can be made that the Company will implement any of these potential actions, and if so, whether any of them will prove successful or the degree of that success.

RESULTS OF OPERATIONS

Comparison of three-month period ending March 31, 2002 and March 31, 2001

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $555,026 for the three-month period ending March 31, 2002, as compared to the same period in the prior year. The increase is attributed primarily to travel, consulting and promotional expenses.

INTEREST EXPENSE. Interest expense decreased $33,739 for the three months ended March 30, 2002, as compared to the same period last year due primarily to the retirement of debt during the Merger.

NET LOSS. Net loss for the three months ended March 31, 2002, was $646,538, as compared to a net loss of $131,034 for the three months ended March 31, 2001. This increase in net loss is attributed primarily to an increase in travel, consulting, and promotional expenses.

Historical Cash Flows

OPERATING ACTIVITIES. Cash used in operating activities during the three months ended March 31, 2002, amounted to $548,852 as compared to $32,574 used for the three month-period ending March 31, 2001 attributable primarily to an increase in travel, consulting and promotional expenses.

INVESTING ACTIVITIES. Cash used by investing activities during the three months ended March 31, 2002, amounted to $4,201, due to the purchase of property and equipment.

FINANCING ACTIVITIES. The Company has financed its operating and investing activities primarily from the proceeds of private placements of its common stock. During the three months ended March 31, 2001, the Company received $30,000 from the issuance of notes payable to shareholders.

Liquidity and Capital Resources

As of March 31, 2002, the Company had a cash balance of $827,771. The Company believes the existing working capital will be adequate to meet anticipated capital and liquidity requirements for the next three months. Management expects to obtain additional funds through the sale of Series A Convertible Preferred Stock to provide working capital. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ISOLAGEN, INC.


Date: April 22, 2002                By:  /s/ Jeffrey W. Tomz
                                       --------------------------------------
                                       Jeffrey W. Tomz, CFO and Secretary
                                       (Principal Executive and
                                       Financial Officer)