Form 10QSB
period 2002-06-30
ISOLAGEN INC
filed 2002-08-05
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10 - QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No

As of July 25, 2002, issuer had 15,189,563 shares of issued and outstanding common stock, par value $0.001.

Documents Incorporated by Reference: NONE

Transitional Small Business Issuer Format:  Yes  [X]   No [ ]


Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets
                 June 30, 2002 (unaudited) and December 31, 2001.............3

            Consolidated Statements of Operations
                 Six Months ended June 30, 2002 (unaudited)
                 and June 30, 2001 (unaudited)...............................4

                 Three Months ended June 30, 2002 (unaudited)
                 and June 30, 2001 (unaudited)...............................5

            Consolidated Statements of Cash Flows
                 Six Months ended June 30, 2002 (unaudited)
                 and June 30, 2001 (unaudited)...............................6

            Notes to Unaudited Consolidated Financial Statements.............7

Item 2.     Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.........................11

Part II.    Other Information

Item 1.     Legal Proceedings...............................................14

Item 2.     Changes in Securities...........................................14

Item 3.     Defaults Upon Senior Securities.................................14

Item 4.     Submission of Matters to a Vote of Security Holders.............14

Item 5.     Other Information...............................................14

Item 6.     Exhibits and Reports on Form 8-K................................14



The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                                      June 30,           December 31,
                                                                                        2002                 2001
                                                                                  -----------------    --------------
                                                                                    (unaudited)

                                      ASSETS
Current assets
   Cash and cash equivalents                                                      $    8,437,492       $    1,380,824
   Accounts receivable                                                                   33,459                 1,067
                                                                                  -------------        --------------

         Total current assets                                                          8,470,951            1,381,891
                                                                                  --------------       --------------

Property and equipment, net                                                               84,766                7,357

Other assets                                                                             149,536              174,666
                                                                                  --------------       --------------

Total assets                                                                      $    8,705,253       $    1,563,914
                                                                                  --------------       --------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                               $      302,877       $      208,196
   Accrued expenses                                                                      252,704               23,318
   Deferred revenue                                                                      240,000              280,000
                                                                                  --------------       --------------

         Total current liabilities                                                       795,581              511,514
                                                                                  --------------       --------------

         Total liabilities                                                               795,581              511,514
                                                                                  --------------       --------------

Commitments and contingencies

Shareholders' equity
   Preferred stock, $.001 par value; 5,000,000
     shares authorized; 2,819,892 issued and outstanding                                   2,820                -
   Common stock, $.001 par value; 50,000,000
     shares authorized; 15,189,563 issued and outstanding                                 15,190               15,190
   Additional paid-in capital                                                         13,942,147            5,166,205
   Other comprehensive gain                                                                  477                -
   Accumulated deficit during development stage                                       (6,050,962)         (4,128,995)
                                                                                  --------------       --------------

         Total shareholders' equity                                                    7,909,672            1,052,400
                                                                                  --------------       --------------

Total liabilities and shareholders' equity                                        $    8,705,253       $    1,563,914
                                                                                  --------------       --------------


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                         Cumulative
                                                                                                         Period from
                                                                                                        December 28,
                                                                                                        1995 (date of
                                                                        Six Months Ended                inception) to
                                                                            June 30,                      June 30,
                                                                ----------------------------------
                                                                     2002               2001                2002
                                                                ---------------    ---------------    ------------------
Revenues
   Sales                                                        $       2,518       $      7,743        $  1,392,632
   License fees                                                        40,000             40,000             260,000
                                                                -------------      -------------      --------------

       Total revenues                                                  42,518             47,743           1,652,632

Cost of sales                                                            -                 4,330             402,459
                                                                -------------      -------------      --------------

       Gross profit                                                    42,518             43,413           1,250,173

Selling, general and administrative expenses                        1,921,463            264,299           6,966,660
                                                                -------------      -------------      --------------

       Operating loss                                              (1,878,945)          (220,886)        (5,716,487)

Other income (expense)
   Interest income                                                     19,063                  8              47,460
   Unrealized gain on foreign currency deposits                        32,421               -                 32,421
   Loss on disposal of asset                                             -                  -                (8,222)
   Interest expense                                                      -               (68,909)           (311,628)
                                                                -------------      -------------      --------------

       Net loss                                                 $  (1,827,461)      $   (289,787)       $ (5,956,456)
                                                                -------------       ------------        ------------

Per share information
   Net loss per common share - basic and diluted                $       (0.12)      $      (0.11)       $      (1.39)
                                                                -------------       ------------        ------------

Weighted average number of basic and diluted
   common shares outstanding                                       15,189,563          2,692,993           4,288,047
                                                                -------------      -------------      --------------


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                       Three Months Ended June 30,
                                                                                  --------------------------------------
                                                                                        2002                 2001
                                                                                  -----------------    -----------------
Revenues
   Sales                                                                           $       -             $      4,118
  License fees                                                                            20,000               20,000
                                                                                  --------------       --------------

       Total revenues                                                                     20,000               24,118

Cost of sales                                                                              -                    1,970
                                                                                  --------------       --------------

       Gross profit                                                                       20,000               22,148

Selling, general and administrative expenses                                           1,247,869              145,731
                                                                                  --------------       --------------

       Operating loss                                                                 (1,227,869)            (123,583)

Other income (expense)
   Interest income                                                                        14,525                 -
   Unrealized gain on foreign currency deposits                                           32,421                 -
   Interest expense                                                                        -                  (35,170)
                                                                                  --------------       --------------

       Net loss                                                                    $  (1,180,923)        $   (158,753)
                                                                                   -------------         ------------

Per share information
   Net loss per common share - basic and diluted                                   $       (0.08)        $      (0.06)
                                                                                   -------------         ------------

Weighted average number of basic and diluted
   common shares outstanding                                                          15,189,563            2,692,993
                                                                                   -------------         ------------



The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                                                         Cumulative
                                                                                                         Period from
                                                                                                        December 28,
                                                                        Six Months Ended                1995 (date of
                                                                            June 30,                    inception) to
                                                                ----------------------------------         June 30
                                                                     2002               2001                2002
                                                                ---------------    ---------------    ------------------
Cash flows from operating activities
   Net loss                                                      $ (1,827,461)       $  (289,787)       $ (5,956,456)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                                43,573              -               1,095,652
       Depreciation                                                     8,918              8,138              76,635
       Loss on sale of property and equipment                            -                 -                   8,222
       Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable                   (32,392)               121            (33,459)
         Increase in other assets                                     (18,443)              (653)           (18,443)
         Increase in accounts payable                                  94,681             36,798             302,877
         Increase in accrued expenses                                 134,880            252,809             158,198
         Increase (decrease) in deferred revenue                      (40,000)           (40,000)            240,000
                                                                -------------      -------------      --------------

           Net cash used in operating activities                   (1,636,244)           (32,574)         (4,126,774)
                                                                -------------      -------------      --------------

Cash flows from investing activities
   Purchase of property and equipment                                 (86,327)             -                (170,623)
   Proceeds from the sale of property
     and equipment                                                       -                 -                   1,000
                                                                -------------      -------------      --------------

           Net cash used in
              investing activities                                    (86,327)             -                (169,623)
                                                                -------------      -------------      --------------

Cash flows from financing activities
   Proceeds from the issuance of preferred stock                    8,778,762              -               8,778,762
   Proceeds from convertible debt                                        -                 -               1,450,000
   Proceeds from notes payable to shareholders                           -                30,000             135,667
   Proceeds from the issuance of common stock                            -                 -               2,467,810
   Merger and acquisition expenses                                       -                 -                 (48,547)
   Repurchase of common stock                                            -                 -                 (50,280)
                                                                -------------      -------------      --------------

           Net cash provided by financing activities                8,778,762             30,000          12,733,412
                                                                -------------      -------------      --------------

Effect of exchange rate changes on cash balances                          477              -                     477

Net increase (decrease) in cash and cash equivalents                7,056,668             (2,574)          8,437,492

Cash and cash equivalents, beginning of period                      1,380,824              2,574                -
                                                                -------------      -------------      -----------

Cash and cash equivalents, end of period                         $  8,437,492        $     -            $  8,437,492
                                                                 ------------        -----------        ------------

Supplemental cash flow information:
   Cash paid for interest                                        $       -           $     -            $    150,283
                                                                 ------------        -----------        ------------


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 -   BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION

Isolagen, Inc., a Delaware corporation ("Isolagen" or the "Company"), is the parent company of Isolagen Technologies, Inc. ("Isolagen Technologies"), a Delaware corporation and wholly-owned subsidiary of the Company. Isolagen Technologies is the parent company of Isolagen Europe Limited ("Isolagen Europe"), a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies. The common stock, par value $0.001 per share, of the Company ("Common Stock") is quoted on the Over-the-Counter Bulletin Board under the ticker symbol "ISLG.OB"

Isolagen was organized to specialize in the development and commercialization of autologous cellular therapy ("ACT") for hard and soft tissue regeneration and other therapies. Isolagen currently holds four patents with one additional patent pending. Representing breakthrough technology in the overall approach to cosmetic and medical therapy, ACT is a process whereby a patient's own cells are extracted, reproduced through Isolagen's proprietary process, and then reintroduced back into the patient for specific cosmetic and medical applications. Unlike collagen development companies, Isolagen uses only the patient's unique living cells for the source of its therapeutic effect. Isolagen's goal is to become the industry leader in the research, development and commercialization of autologous cellular therapy.

In 1998, the U.S. Food and Drug Administration ("FDA") began regulating the science of biologics. Biologic products like autologous cells are derived from living sources (such as humans, animals, and microorganisms). From 1995 to 1999, management of Isolagen Technologies believed that FDA approvals were not required for use of the Isolagen Process, based on advice from FDA consultants. In 1999, the FDA advised Isolagen Technologies that use of the Isolagen Process would require FDA approval, and Isolagen Technologies filed an investigational new drug application ("IND") covering the Isolagen Process with the FDA. An IND is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Such authorization must be secured prior to commercialization of any new drug or biological product. After its review of Isolagen Technologies' IND on December 9, 1999 the FDA placed the IND on clinical hold until the Company's manufacturing processes and procedures were changed to meet these new standards, and FDA approval is obtained. The use of the Isolagen Process was discontinued after the FDA placed the IND on hold, and Isolagen Technologies did not have sufficient funding to pursue regulatory approvals.

In the second quarter of 2002, the FDA removed the clinical hold. The Company is pursuing the FDA approval process in collaboration with FDA consulting firms. Present interpretation of the published regulations places the Isolagen process under the Center for Biological Evaluation and Research ("CBER"). The regulations define manipulation of autologous cell therapies at various levels. The present understanding is that the Isolagen process falls within the legislation for minimally regulated products. Isolagen has commenced a retrospective study of its extensive patient database to answer specific FDA related issues prior to submission of an amended IND.

Through June 30, 2002, the Company has been primarily engaged in developing its initial product technology, establishing manufacturing facilities, recruiting personnel and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2002. The Company will finance its operations primarily through its existing cash, future financing and revenues.

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

Prior to the Merger, Isolagen Technologies had no active business and was seeking funding to begin U.S. FDA trials of this process.

Simultaneous with the Merger, the Company sold 1,346,669 shares of restricted common stock to certain accredited investors in a private placement transaction. The consideration paid by such investors for the shares of Common Stock aggregated $2,020,000 in transactions exempt from the registration requirements of the Securities Act. The net cash proceeds of this private placement were used to fund the Company's research and development projects and the initial FDA trials of the Isolagen process, to explore the viability of entering foreign markets, to provide working capital and for general corporate purposes.

Basis of Presentation

The financial statements presented include the consolidated balance sheet of Isolagen, Inc. and its wholly-owned subsidiary, Isolagen Technologies, Inc. and Isolagen Europe Limited, at June 30, 2002 and December 31, 2001. The consolidated statements of operations and cash flows for the six-month and three-month periods ended June 30, 2002 include Isolagen, Inc. and its wholly-owned subsidiaries, Isolagen Technologies, Inc. and Isolagen Europe Limited. The consolidated statements of operations and cash flows for the six-month and three-month periods ended June 30, 2001 include Isolagen Technologies, Inc. only.

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

Earnings per share data

Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share for periods in which it incurred net losses as the effect of potentially dilutive shares from convertible preferred stock is antidilutive.

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

Income taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Foreign currency

All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statements of earnings items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of earnings.

From time to time, the Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates. Realized and unrealized gains and losses on these contracts are included in net income.

NOTE 3 -   SERIES A CONVERTIBLE PREFERRED STOCK

The Company has entered into a placement agent agreement with an investment bank with respect to the sale of up to 2,295,000 shares of Series A Convertible Preferred Stock at an offering price of $3.50 per share. Each share of preferred stock will be convertible into two shares of common stock at any time after issuance and accrues interest at 8% per annum. Subsequently, the agreement was amended to increase the maximum offering to 2,895,000 shares.

For each 15,000 shares of preferred stock sold, the placement agent will receive warrants to purchase 6,000 shares of common stock with an exercise price of $1.93 per share. The warrants are exercisable immediately after grant and expire five years thereafter.

During the three months ended June 30, 2002, the Company issued 2,819,892 shares of Series A Convertible Preferred Stock and warrants to purchase 1,127,957 shares of common stock to the placement agent. The Company received cash proceeds totaling $8,778,762, net of offering costs. The Company accrued dividends payable of $94,506 during the three months ended June 30, 2002 relating to the Series A Convertible Preferred Stock.

NOTE 4 -   SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Company issued the remaining 75,108 shares of Series A Convertible Preferred Stock in the offering. The Company received cash proceeds of $233,962, net of offering costs, and issued warrants to purchase 30,043 shares of common stock to the placement agent.

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

SUMMARY REVIEW AND OUTLOOK

Isolagen, Inc., a Delaware corporation ("Isolagen" or the "Company"), is the parent company of Isolagen Technologies, Inc. ("Isolagen Technologies"), a Delaware corporation and wholly-owned subsidiary of the Company. Isolagen Technologies is the parent company of Isolagen Europe Limited ("Isolagen Europe"), a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies. The common stock, par value $0.001 per share, of the Company ("Common Stock") is quoted on the Over-the-Counter Bulletin Board under the ticker symbol "ISLG.OB"

Isolagen was organized to specialize in the development and commercialization of autologous cellular therapy ("ACT") for hard and soft tissue regeneration and other therapies. Isolagen currently holds four patents with one additional patent pending. Representing breakthrough technology in the overall approach to cosmetic and medical therapy, ACT is a process whereby a patient's own cells are extracted, reproduced through Isolagen's proprietary process, and then reintroduced back into the patient for specific cosmetic and medical applications. Unlike collagen development companies, Isolagen uses only the patient's unique living cells for the source of its therapeutic effect. Isolagen's goal is to become the industry leader in the research, development and commercialization of autologous cellular therapy.

In 1998, the U.S. Food and Drug Administration ("FDA") began regulating the science of biologics. Biologic products like autologous cells are derived from living sources (such as humans, animals, and microorganisms). From 1995 to 1999, management of Isolagen Technologies believed that FDA approvals were not required for use of the Isolagen Process, based on advice from FDA consultants. In 1999, the FDA advised Isolagen Technologies that use of the Isolagen Process would require FDA approval, and Isolagen Technologies filed an investigational new drug application ("IND") covering the Isolagen Process with the FDA. An IND is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Such authorization must be secured prior to commercialization of any new drug or biological product. After its review of Isolagen Technologies' IND on December 9, 1999 the FDA placed the IND on clinical hold until the Company's manufacturing processes and procedures were changed to meet these new standards, and FDA approval is obtained. The use of the Isolagen Process was discontinued after the FDA placed the IND on hold, and Isolagen Technologies did not have sufficient funding to pursue regulatory approvals.

In the second quarter of 2002, the FDA removed the clinical hold. The Company is pursuing the FDA approval process in collaboration with FDA consulting firms. Present interpretation of the published regulations places the Isolagen process under the Center for Biological Evaluation and Research ("CBER"). The regulations define manipulation of autologous cell therapies at various levels. The present understanding is that the Isolagen process falls within the legislation for minimally regulated products. Isolagen has commenced a retrospective study of its extensive patient database to answer specific FDA related issues prior to submission of an amended IND.

Through June 30, 2002, the Company has been primarily engaged in developing its initial product technology, establishing manufacturing facilities, recruiting personnel and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2002. The Company will finance its operations primarily through its existing cash, future financing and revenues.

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

Prior to the Merger, Isolagen Technologies had no active business and was seeking funding to begin U.S. FDA trials of this process.

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

RESULTS OF OPERATIONS

Comparison of three-month period ending June 30, 2002 and June 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,102,138 for the three-month period ending June 30, 2002, as compared to the same period in the prior year. The increase is attributed primarily to salaries, travel, consulting, legal, promotional expenses and bonuses paid to key personnel.

INTEREST INCOME. Interest income increased $14,525 for the three months ended June 30, 2002 as compared to the same period last year primarily due to income earned on the proceeds from the issuance of preferred stock.

UNREALIZED GAIN. Unrealized gain increased $32,421 for the three months ended June 30, 2002 as compared to the same period last year primarily due to movements in foreign exchange rates on short-term time deposits in foreign currencies.

INTEREST EXPENSE. Interest expense decreased $35,170 for the three months ended June 30, 2002, as compared to the same period last year due primarily to the retirement of debt during the Merger.

NET LOSS. Net loss for the three months ended June 30, 2002, was $1,180,923, as compared to a net loss of $158,753 for the three months ended June 30, 2001. This increase in net loss is attributed primarily to an increase in salaries, travel, consulting, legal, promotional expenses and bonuses paid to key personnel.

Comparison of six month period ending June 30, 2002 and June 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,657,164 for the six-month period ending June 30, 2002, as compared to the same period in the prior year. The increase is attributed primarily to salaries, travel, consulting, legal, promotional expenses and bonuses paid to key personnel.

INTEREST INCOME. Interest income increased $19,055 for the six months ended June 30, 2002 as compared to the same period last year primarily due to income earned on the proceeds from the issuance of preferred stock.

UNREALIZED GAIN. Unrealized gain increased $32,421 for the six months ended June 30, 2002 as compared to the same period last year primarily due to movements in foreign exchange rates on short-term time deposits in foreign currencies.

INTEREST EXPENSE. Interest expense decreased $68,909 for the six months ended June 30, 2002, as compared to the same period last year due primarily to the retirement of debt during the Merger.

NET LOSS. Net loss for the six months ended June 30, 2002, was $1,827,461, as compared to a net loss of $289,787 for the six months ended June 30, 2001. This increase in net loss is attributed primarily to an increase in salaries, travel, consulting, legal, promotional expenses and bonuses paid to key personnel.

Historical Cash Flows

OPERATING ACTIVITIES. Cash used in operating activities during the six months ended June 30, 2002, amounted to $1,636,244 as compared to $32,574 used for the six month-period ending June 30, 2001 attributable primarily to an increase in salaries, travel, consulting, legal, promotional expenses and bonuses paid to key personnel.

INVESTING ACTIVITIES. Cash used by investing activities during the six months ended June 30, 2002, amounted to $86,327, due to the purchase of property and equipment.

FINANCING ACTIVITIES. The Company has financed its operating and investing activities primarily from the proceeds of private placements of its common and preferred stock. During the six months ended June 30, 2002, the Company received $8,778,762 from the issuance of preferred stock. During the six months ended June 30, 2001, the Company received $30,000 from the issuance of notes payable to shareholders.

Liquidity and Capital Resources

As of June 30, 2002, the Company had a cash balance of $8,437,492. The Company believes the existing working capital will be adequate to meet anticipated capital and liquidity requirements for the next twelve months. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

ITEM 2. CHANGES IN SECURITIES

During the three months ended June 30, 2002, the Company issued 2,819,892 shares of Series A Convertible Preferred Stock to investors and warrants to purchase 1,127,957 shares of common stock to a placement agent. The Company received cash proceeds totaling $8,778,762, net of offering costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           Exhibit Number           Document Description
           --------------           --------------------
                99.1                Certification of Chief Executive Officer
                                    Pursuant to 18 U.S.C. Section 1350, as
                                    Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002

                99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)  Reports on Form 8-K.     None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ISOLAGEN, INC.


Date: August 5, 2002                By: /s/ Michael Macaluso
                                        ------------------------------------
                                        Michael Macaluso, CEO
                                        (Principal Executive Officer)


Date: August 5, 2002                By: /s/ Jeffrey W. Tomz
                                        -----------------------------------
                                        Jeffrey W. Tomz, CFO and Secretary
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX




    Exhibit Number       Document Description
    --------------       --------------------
         99.1            Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. Section 1350, as Adopted
                         Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002

         99.2            Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002