Form 10QSB
period 2002-09-30
ISOLAGEN INC
filed 2002-11-13
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No

As of November 12, 2002, issuer had 15,189,563 shares of issued and outstanding common stock, par value $0.001.

Documents Incorporated by Reference: NONE

Transitional Small Business Issuer Format: Yes [X]   No [ ]

Part I.  Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets
                   September 30, 2002 (unaudited) and December 31, 2001....................  3

          Consolidated Statements of Operations
                   Nine Months ended September 30, 2002 (unaudited)
                   and September 30, 2001 (unaudited)......................................  4

                   Three Months ended September 30, 2002 (unaudited)
                   and September 30, 2001 (unaudited)......................................  5

          Consolidated Statements of Cash Flows
                   Nine Months ended September 30, 2002 (unaudited)
                   and September 30, 2001 (unaudited)......................................  6

          Notes to Unaudited Consolidated Financial Statements.............................  7

Item 2.   Management's Discussion and Analysis of Results of Operations
                   and Financial Condition................................................. 11

Item 3.   Controls and Procedures.......................................................... 13

Part II.  Other Information

Item 1.   Legal Proceedings................................................................ 14

Item 2.   Changes in Securities............................................................ 14

Item 3.   Defaults Upon Senior Securities.................................................. 14

Item 4.   Submission of Matters to a Vote of Security Holders.............................. 14

Item 5.   Other Information................................................................ 14

Item 6.   Exhibits and Reports on Form 8-K................................................. 14

The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                               September 30,     December 31,
                                                                   2002             2001
                                                               ------------      -----------
                                                                                 (unaudited)
                                     ASSETS

Current assets
   Cash and cash equivalents                                   $  7,300,603      $ 1,380,824
   Accounts receivable                                               92,363            1,067
   Inventory                                                         69,154               --
                                                               ------------      -----------
         Total current assets                                     7,462,120        1,381,891
                                                               ------------      -----------
Property and equipment, net                                         769,476            7,357

Other assets                                                        140,565          174,666
                                                               ------------      -----------
Total assets                                                   $  8,372,161      $ 1,563,914
                                                               ------------      -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                            $  1,482,022      $   208,196
   Accrued expenses                                                 345,083           23,318
   Deferred revenue                                                  11,711          280,000
                                                               ------------      -----------
         Total current liabilities                                1,838,816          511,514
                                                               ------------      -----------
         Total liabilities                                        1,838,816          511,514
                                                               ------------      -----------
Commitments and contingencies

Shareholders' equity
   Preferred stock, $.001 par value; 5,000,000
     shares authorized; 2,895,000 issued and outstanding              2,895               --
   Common stock, $.001 par value; 50,000,000
     shares authorized; 15,189,563 issued and outstanding            15,190           15,190
   Additional paid-in capital                                    14,176,033        5,166,205
   Other comprehensive loss                                         (39,651)              --
   Accumulated deficit during development stage                  (7,621,122)      (4,128,995)
                                                               ------------      -----------
         Total shareholders' equity                               6,533,345        1,052,400
                                                               ------------      -----------
Total liabilities and shareholders' equity                     $  8,372,161      $ 1,563,914
                                                               ------------      -----------

The accompanying notes are an integral part of these statements.               3

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                        Cumulative
                                                                                       Period from
                                                                                       December 28,
                                                           Nine Months Ended           1995 (date of
                                                             September 30,             inception) to
                                                     -----------------------------     September 30,
                                                         2002              2001             2002
                                                     ------------      -----------      -----------
Revenues
   Sales                                             $      2,518      $     9,905      $ 1,392,632
   License fees                                            40,000           60,000          260,000
                                                     ------------      -----------      -----------
       Total revenues                                      42,518           69,905        1,652,632

Cost of sales                                                  --            4,918          402,459
                                                     ------------      -----------      -----------
       Gross profit                                        42,518           64,987        1,250,173

Selling, general and administrative expenses            3,319,712        1,105,454        8,364,909
                                                     ------------      -----------      -----------
       Operating loss                                  (3,277,194)      (1,040,467)      (7,114,736)

Other income (expense)
   Interest income                                         83,025            6,102          111,422
   Loss on disposal of asset                                   --               --           (8,222)
   Interest expense                                            --          (82,015)        (311,628)
                                                     ------------      -----------      -----------
       Net loss                                      $ (3,194,169)     $(1,116,380)     $(7,323,164)
                                                     ------------      -----------      -----------
Per share information
   Net loss per common share - basic and diluted     $      (0.21)     $     (0.22)     $     (1.53)
                                                     ------------      -----------      -----------
Weighted average number of basic and diluted
   common shares outstanding                           15,189,563        5,074,369        4,785,679
                                                     ------------      -----------      -----------

The accompanying notes are an integral part of these statements.               4

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                         2002             2001
                                                     ------------      -----------
Revenues
   Sales                                             $         --      $     2,162
  License fees                                                 --           20,000
                                                     ------------      -----------
       Total revenues                                          --           22,162

Cost of sales                                                  --              588
                                                     ------------      -----------
       Gross profit                                            --           21,574

Selling, general and administrative expenses            1,398,249          831,372
                                                     ------------      -----------
       Operating loss                                  (1,398,249)        (809,798)

Other income (expense)
   Interest income                                         31,541            6,094
   Unrealized gain on foreign currency deposits                --               --
   Interest expense                                            --          (13,106)
                                                     ------------      -----------
       Net loss                                      $ (1,366,708)     $  (816,810)
                                                     ------------      -----------
Per share information
   Net loss per common share - basic and diluted     $      (0.09)     $     (0.08)
                                                     ------------      -----------
Weighted average number of basic and diluted
   common shares outstanding                           15,189,563        9,668,451
                                                     ------------      -----------

The accompanying notes are an integral part of these statements.               5

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           Cumulative
                                                                                           Period from
                                                                                          December 28,
                                                              Nine Months Ended           1995 (date of
                                                                 September 30,            inception) to
                                                         ----------------------------     September 30,
                                                            2002             2001              2002
                                                         -----------      -----------      ------------
Cash flows from operating activities
   Net loss                                              $(3,194,169)     $(1,116,380)     $ (7,323,164)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                       54,316          744,736         1,106,395
       Depreciation                                           22,403           12,206            90,120
       Loss on sale of property and equipment                     --            9,073             8,222
       Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable          (91,296)           2,119           (92,363)
         Increase in inventory                               (69,154)              --           (69,154)
         Increase in other assets                            (20,215)          25,420           (20,215)
         Increase in accounts payable                      1,273,826           99,297         1,482,022
         Increase in accrued expenses                         23,807           16,254            47,125
         Increase (decrease) in deferred revenue            (268,289)         (60,000)           11,711
                                                         -----------      -----------      ------------
           Net cash used in operating activities          (2,268,771)        (267,275)       (4,759,301)
                                                         -----------      -----------      ------------
Cash flows from investing activities
   Purchase of property and equipment                       (784,522)              --          (868,818)
   Proceeds from the sale of property
     and equipment                                                --            1,000             1,000
                                                         -----------      -----------      ------------
           Net cash used in investing activities            (784,522)           1,000          (867,818)
                                                         -----------      -----------      ------------
Cash flows from financing activities
   Proceeds from the issuance of preferred stock           9,012,723               --         9,012,723
   Proceeds from convertible debt                                 --               --         1,450,000
   Proceeds from notes payable to shareholders                    --           30,000           135,667
   Proceeds from the issuance of common stock                     --        2,060,000         2,467,810
   Merger and acquisition expenses                                --          (48,547)          (48,547)
   Repurchase of common stock                                     --               --           (50,280)
                                                         -----------      -----------      ------------
           Net cash provided by financing activities       9,012,723        2,041,453        12,967,373
                                                         -----------      -----------      ------------
Effect of exchange rate changes on cash balances             (39,651)              --           (39,651)

Net increase (decrease) in cash and cash equivalents       5,919,779        1,775,178         7,300,603

Cash and cash equivalents, beginning of period             1,380,824            2,574                --
                                                         -----------      -----------      ------------
Cash and cash equivalents, end of period                 $ 7,300,603      $ 1,777,752      $  7,300,603
                                                         -----------      -----------      ------------
Supplemental cash flow information:
   Cash paid for interest                                $        --      $     1,020      $    150,283
                                                         -----------      -----------      ------------

The accompanying notes are an integral part of these statements.               6

                                 Isolagen, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION

Isolagen, Inc., a Delaware corporation ("Isolagen" or the "Company"), is the parent company of Isolagen Technologies, Inc. ("Isolagen Technologies"), a Delaware corporation and wholly-owned subsidiary of the Company. Isolagen Technologies is the parent company of Isolagen Europe Limited ("Isolagen Europe"), a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies. Isolagen Technologies is the parent company of Isolagen Australia Pty Limited ("Isolagen Australia"), a company organized under the laws of the Australia and wholly-owned subsidiary of Isolagen Technologies. The common stock, par value $0.001 per share, of the Company ("Common Stock") is quoted on the Over-the-Counter Bulletin Board under the ticker symbol "ISLG.OB"

Isolagen was organized to specialize in the development and commercialization of autologous cellular therapy ("ACT") for hard and soft tissue regeneration and other therapies. Isolagen currently holds five patents. Representing breakthrough technology in the overall approach to cosmetic and medical therapy, ACT is a process whereby a patient's own cells are extracted, reproduced through Isolagen's proprietary process, and then reintroduced back into the patient for specific cosmetic and medical applications. Unlike collagen development companies, Isolagen uses only the patient's unique living cells for the source of its therapeutic effect. Isolagen's goal is to become the industry leader in the research, development and commercialization of autologous cellular therapy.

In 1997, the U.S. Food and Drug Administration ("FDA") began regulating the science of biologics. Biologics, in contrast to drugs that are chemically synthesized, are derived from living sources (such as humans, animals, and microorganisms) like ACT and the Isolagen Process. From 1995 to 1999, management of Isolagen Technologies believed that FDA approvals were not required for use of the Isolagen Process, based on advice from FDA consultants. In 1999, the FDA advised Isolagen Technologies that use of the Isolagen Process would require FDA approval, and Isolagen Technologies filed an investigational new drug application ("IND") covering the Isolagen Process with the FDA. An IND is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Such authorization must be secured prior to commercialization of any new drug or biological product. After its review of Isolagen Technologies' IND on December 9, 1999 the FDA placed the IND on clinical hold until the Company's manufacturing processes and procedures were changed to meet these new standards, and FDA approval is obtained. The use of the Isolagen Process was discontinued after the FDA placed the IND on hold, and Isolagen Technologies did not have sufficient funding to pursue regulatory approvals.

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

Through September 30, 2002, the Company has been primarily engaged in developing its initial product technology, establishing manufacturing facilities, recruiting personnel and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2002. The Company will finance its operations primarily through its existing cash, future financing and revenues.

Acquisition and Merger
----------------------
On August 10, 2001, the Company, pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among the Company, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), Isolagen Technologies, a Delaware corporation, Gemini IX, Inc., a Delaware corporation ("Gemini"), and William J. Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen Technologies (the "Merger Agreement"), acquired in a privately negotiated transaction 100% of the issued and outstanding capital stock of Isolagen Technologies. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the "Merger"), and Isolagen Technologies was the surviving corporation of the Merger. The Company issued an aggregate of 9,756,372 shares of restricted common stock, par value $0.001 per share, of the Company ("Common Stock") as consideration for the Merger, to retire certain debts of Isolagen Technologies and in connection with certain bridge loans of Isolagen Technologies.

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

Basis of Presentation
---------------------
The financial statements presented include the consolidated balance sheet of Isolagen, Inc. and its wholly-owned subsidiaries, Isolagen Technologies, Inc., Isolagen Europe Limited and Isolagen Australia Pty Limited, at September 30, 2002 and December 31, 2001. The consolidated statements of operations and cash flows for the nine-month and three-month periods ended September 30, 2002 include Isolagen, Inc. and its wholly-owned subsidiaries. The consolidated statements of operations and cash flows for the nine-month and three-month periods ended September 30, 2001 include Isolagen Technologies, Inc. and Isolagen, Inc. for the period of August 10, 2001 through September 30, 2001. All significant intercompany transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information
-----------------------------
The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading, These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's current report on Form 10K-SB filed with the Securities and Exchange Commission on March 21, 2002.

Statement of cash flows
-----------------------
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of credit risk
----------------------------
The Company maintains its cash with a major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $100,000 from time to time. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

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

Inventory
---------
Inventory is comprised of raw materials used in the Isolagen process and is valued at the lower of cost (first-in, first-out) or market.

Property and equipment
----------------------
Property and equipment, consisting primarily of lab equipment, computer equipment, office furniture and fixtures is carried at cost less accumulated depreciation. Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of three to five years subject to half year convention. The cost of repairs and maintenance is charged against income as incurred.

Earnings per share data
-----------------------
Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share for periods in which it incurred net losses as the effect of potentially dilutive shares from convertible preferred stock is antidilutive.

Shares of Isolagen Technologies common stock outstanding prior to the Merger were deemed converted to its equivalent shares of the Company's common stock using a conversion factor as defined in the Merger Agreement.

Stock-based compensation
------------------------
The Company accounts for its stock-based compensation under the provisions of SFAS No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25"), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following the provisions of APB No. 25.

Income taxes
------------
An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Foreign currency
----------------
All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statements of earnings items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of earnings.

For the nine and three months ended September 30, 2002, the Company recorded a foreign currency translation loss of $39,651 and $40,128, respectively, resulting in a total comprehensive loss of $3,233,820 and $1,406,836, for the nine and three months ended September 30, 2002, respectively.

From time to time, the Company enters into forward exchange contracts in anticipation of future movements in certain foreign exchange rates. Realized and unrealized gains and losses on these contracts are included in net income.

NOTE 3 - SERIES A CONVERTIBLE PREFERRED STOCK

The Company entered into a placement agent agreement with an investment bank with respect to the sale of up to 2,295,000 shares of Series A Convertible Preferred Stock at an offering price of $3.50 per share. Each share of preferred stock is convertible into two shares of common stock at any time after issuance and accrues interest at 8% per annum. Subsequently, the agreement was amended to increase the maximum offering to 2,895,000 shares.

For each 15,000 shares of preferred stock sold, the placement agent received warrants to purchase 6,000 shares of common stock with an exercise price of $1.93 per share. The warrants are exercisable immediately after grant and expire five years thereafter.

During the nine months ended September 30, 2002, the Company issued 2,895,000 shares of Series A Convertible Preferred Stock and warrants to purchase 1,158,000 shares of common stock to the placement agent. The Company received cash proceeds totaling $9,012,723, net of offering costs. The Company accrued dividends payable of $297,958 during the nine months ended September 30, 2002 relating to the Series A Convertible Preferred Stock.

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

SUMMARY REVIEW AND OUTLOOK

Isolagen, Inc., a Delaware corporation ("Isolagen" or the "Company"), is the parent company of Isolagen Technologies, Inc. ("Isolagen Technologies"), a Delaware corporation and wholly-owned subsidiary of the Company. Isolagen Technologies is the parent company of Isolagen Europe Limited ("Isolagen Europe"), a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies. Isolagen Technologies is the parent company of Isolagen Australia Pty Limited ("Isolagen Australia"), a company organized under the laws of the Australia and wholly-owned subsidiary of Isolagen Technologies. The common stock, par value $0.001 per share, of the Company ("Common Stock") is quoted on the Over-the-Counter Bulletin Board under the ticker symbol "ISLG.OB"

Isolagen was organized to specialize in the development and commercialization of autologous cellular therapy ("ACT") for hard and soft tissue regeneration and other therapies. Isolagen currently holds five patents. Representing breakthrough technology in the overall approach to cosmetic and medical therapy, ACT is a process whereby a patient's own cells are extracted, reproduced through Isolagen's proprietary process, and then reintroduced back into the patient for specific cosmetic and medical applications. Unlike collagen development companies, Isolagen uses only the patient's unique living cells for the source of its therapeutic effect. Isolagen's goal is to become the industry leader in the research, development and commercialization of autologous cellular therapy.

In 1997, the U.S. Food and Drug Administration ("FDA") began regulating the science of biologics. Biologics, in contrast to drugs that are chemically synthesized, are derived from living sources (such as humans, animals, and microorganisms) like ACT and the Isolagen Process. From 1995 to 1999, management of Isolagen Technologies believed that FDA approvals were not required for use of the Isolagen Process, based on advice from FDA consultants. In 1999, the FDA advised Isolagen Technologies that use of the Isolagen Process would require FDA approval, and Isolagen Technologies filed an investigational new drug application ("IND") covering the Isolagen Process with the FDA. An IND is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Such authorization must be secured prior to commercialization of any new drug or biological product. After its review of Isolagen Technologies' IND on December 9, 1999 the FDA placed the IND on clinical hold until the Company's manufacturing processes and procedures were changed to meet these new standards, and FDA approval is obtained. The use of the Isolagen Process was discontinued after the FDA placed the IND on hold, and Isolagen Technologies did not have sufficient funding to pursue regulatory approvals.

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

Through September 30, 2002, the Company has been primarily engaged in developing its initial product technology, establishing manufacturing facilities, recruiting personnel and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2002. The Company will finance its operations primarily through its existing cash, future financing and revenues.

Acquisition and Merger
----------------------
On August 10, 2001, the Company, pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among the Company, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), Isolagen Technologies, a Delaware corporation, Gemini IX, Inc., a Delaware corporation ("Gemini"), and William J. Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen Technologies (the "Merger Agreement"), acquired in a privately negotiated transaction 100% of the issued and outstanding capital stock of Isolagen Technologies. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the "Merger"), and Isolagen Technologies was the surviving corporation of the Merger. The Company issued an aggregate of 9,756,372 shares of restricted common stock, par value $0.001 per share, of the Company ("Common Stock") as consideration for the Merger, to retire certain debts of Isolagen Technologies and in connection with certain bridge loans of Isolagen Technologies.

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

RESULTS OF OPERATIONS

Comparison of three-month periods ending September 30, 2002 and September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $566,877 for the three-month period ending September 30, 2002, as compared to the same period in the prior year. The increase is attributed primarily to salaries, travel, consulting, legal, promotional expenses and bonuses paid to key personnel.

INTEREST INCOME. Interest income increased $25,447 for the three months ended September 30, 2002 as compared to the same period last year primarily due to income earned on the proceeds from the issuance of preferred stock.

INTEREST EXPENSE. Interest expense decreased $13,106 for the three months ended September 30, 2002, as compared to the same period last year due primarily to the retirement of debt during the Merger.

NET LOSS. Net loss for the three months ended September 30, 2002, was $1,366,708, as compared to a net loss of $816,810 for the three months ended September 30, 2001. This increase in net loss is attributed primarily to an increase in salaries, travel, consulting, legal, promotional expenses and bonuses paid to key personnel.

Comparison of nine month periods ending September 30, 2002 and September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,214,258 for the nine-month period ending September 30, 2002, as compared to the same period in the prior year. The increase is attributed primarily to salaries, travel, consulting, legal, promotional expenses and bonuses paid to key personnel.

INTEREST INCOME. Interest income increased $76,923 for the nine months ended September 30, 2002 as compared to the same period last year primarily due to income earned on the proceeds from the issuance of preferred stock.

INTEREST EXPENSE. Interest expense decreased $82,015 for the nine months ended September 30, 2002, as compared to the same period last year due primarily to the retirement of debt during the Merger.

NET LOSS. Net loss for the nine months ended September 30, 2002, was $3,194,169, as compared to a net loss of $1,116,380 for the nine months ended September 30, 2001. This increase in net loss is attributed primarily to an increase in salaries, travel, consulting, legal, promotional expenses and bonuses paid to key personnel.

Historical Cash Flows

OPERATING ACTIVITIES. Cash used in operating activities during the nine months ended September 30, 2002, amounted to $2,268,771 as compared to $267,275 used for the nine month-period ending September 30, 2001 attributable primarily to an increase in salaries, travel, consulting, legal, promotional expenses, bonuses paid to key personnel, write-off of deferred revenue, and increase in accounts payable.

INVESTING ACTIVITIES. Cash used by investing activities during the nine months ended September 30, 2002, amounted to $784,522, due to the purchase of property and equipment for the Houston and London laboratory.

FINANCING ACTIVITIES. The Company has financed its operating and investing activities primarily from the proceeds of private placements of its common and preferred stock. During the nine months ended September 30, 2002, the Company received $9,012,723 from the issuance of preferred stock. During the nine months ended September 30, 2001, the Company received $2,060,000 from the issuance of common stock and $30,000 from the issuance of notes payable to shareholders.

Liquidity and Capital Resources

As of September 30, 2002, the Company had a cash balance of $7,300,603. The Company believes the existing working capital will be adequate to meet anticipated capital and liquidity requirements for the next nine months. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

ITEM 3. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 2002, the Company issued 75,108 shares of Series A Convertible Preferred Stock to investors and warrants to purchase 30,043 shares of common stock to a placement agent. The Company received cash proceeds totaling $233,962, net of offering costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          Exhibit Number                Document Description
          --------------                --------------------
              99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002


      (b) Reports on Form 8-K. None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ISOLAGEN, INC.


Date: November 12, 2002           By: /s/ Michael Macaluso
                                      ----------------------------------
                                      Michael Macaluso, CEO
                                      (Principal Executive Officer)


Date: November 12, 2002           By: /s/ Jeffrey W. Tomz
                                      ----------------------------------
                                      Jeffrey W. Tomz, CFO and Secretary
                                      (Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Michael Macaluso, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Isolagen, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002


By: /s/ Michael Macaluso
Chief Executive Officer
(Principal Executive Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Jeffrey W. Tomz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Isolagen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

By:/s/ Jeffrey W. Tomz
Chief Financial Officer
(Principal Financial Officer)

                                 EXHIBIT INDEX


          Exhibit Number                Document Description
          --------------                --------------------
              99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002