Form 10KSB
period 2002-12-31
ISOLAGEN INC
filed 2003-03-31
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                                 ISOLAGEN, INC.
                 (Name of small business issuer in its charter)


             Delaware                   0-12666                87-0458888

  (State or other jurisdiction       (Commission           (I.R.S. Employer
        of incorporation)            File Number)         Identification No.)

                            2500 Wilcrest, 5th Floor
                              Houston, Texas 77042
          (Address of principal executive offices, including zip code)

                                 (713) 780-4754
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of Each Class              Name of Each Exchange on which Registered
      Common Stock, $.001 par value    American Stock Exchange

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $90,991.

As of March 24, 2003, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer based upon the price of at which such common stock was sold on the American Stock Exchange as of such date was $23,831,501.

As of March 24, 2003, issuer had 15,389,563 shares of issued and outstanding common stock, par value $0.001.

Documents Incorporated by Reference: Portions of the information set forth in the definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year are incorporated by reference in Part III hereof.

Transitional Small Business Issuer Format:  Yes  [ ]   No [X]

                                TABLE OF CONTENTS

                                PART I

ITEM 1.      DESCRIPTION OF BUSINESS...........................................1
ITEM 2.      DESCRIPTION OF PROPERTY..........................................15
ITEM 3.      LEGAL PROCEEDINGS................................................15
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............15

                                PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS .........................................15
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                 PLAN OF OPERATIONS...........................................16
ITEM 7.      FINANCIAL STATEMENTS.............................................20
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................20

                               PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS,
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............20
ITEM 10.     EXECUTIVE COMPENSATION...........................................20
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...................................................20
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.............20
ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.................................21
ITEM 14.     CONTROLS AND PROCEDURES..........................................21

         This report contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Isolagen, Inc.'s or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

         In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

         Although Isolagen, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither Isolagen, Inc. nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Isolagen, Inc. is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results. Isolagen Inc.'s actual results could differ materially from its historical operating results and from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under "Risk Factors" of this Form 10-KSB and those set forth under "Management's Discussion and Analysis or Plan of Operation."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         Isolagen, Inc. ("Isolagen" or the "Company") is the parent company of Isolagen Technologies, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Isolagen Technologies"). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Europe"). Isolagen Technologies is also the parent company of Isolagen Australia Pty Limited, a company organized under the laws of the Australia and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Australia"). The common stock, par value $0.001 per share, of the Company ("Common Stock") is traded on the American Stock Exchange ("AMEX") under the ticker symbol "ILE."

         Isolagen is a Houston, Texas based biotechnology company which has developed a patented process for the propagation of autologous cells to be used to stimulate a patient's own collagen and elastin production. Autologous cells are a patient's own cells taken from a small skin sample. From such sample, millions of cells can be grown and then injected into the patient to correct and reduce the normal effects of aging like wrinkles, laugh lines, smokers lines, fine lines and all types of depressed scars. The procedure is minimally invasive and non-surgical. Currently, there are multiple competitive alternatives to reduce the signs of aging, but the Company believes they offer short term and often painful solutions. Their solutions often involve substitute products or fillers, such as human cadaver or animal collagen or synthetic chemicals. A well known example is Botox, which uses diluted, liquid toxin to attain a correction through muscle paralysis.

         In contrast, the Isolagen Process (as described in more detail below) is a self healing protein repair system that uses only the patient's own (autologous) cells. Since these cells belong only to the patient and house his or her own deoxyribonucleic acid ("DNA"), there is a reduced chance for rejection or allergic reaction. It is important to note that the cells are grown individually. There is no batch manufacturing and the Company's Laboratory Information Management System ("LIMS") keeps the cells self contained and separate.

         The Isolagen Process is designed to replenish deficiencies caused through the loss of fibroblast cells as the body ages. The body losses approximately 1% of the body's fibroblast cells per year. The fibroblast cell is the cell responsible for producing collagen, "the structural matrix", that supports the skin and also produces elastin. By the time a person is 40 years old, his or her body has depleted approximately 40% of its fibroblast cells, thus causing dermal depressions and wrinkles. The Isolagen Process reduces dermal depressions and wrinkles by replenishing the area of deficiency with millions of the patient's own new living fibroblast cells. Within weeks after the injection, the millions of new fibroblast cells will produce new collagen and elastin and will help diminish wrinkles.

         In the early 1990s, Olga Marko, currently Senior Vice President and Director of Research of the Company, was researching a way to identify autologous cellular systems ("ACS") which could stimulate a patient's own collagen production. Ms. Marko developed a process of extracting a patient's own cells (dermal fibroblasts), growing and expanding those cells in a controlled environment, and then re-introducing such cells into the skin of the patient's face, thereby stimulating the growth of the patient's collagen resulting in the repair of dermal defects (the "Isolagen Process"). With the support of William K. Boss, Jr., M.D., currently Vice Chairman of the Company, a board certified plastic surgeon, Isolagen Technologies was formed on December 28, 1995 with the purpose of researching, marketing and commercializing the Isolagen Process for cosmetic applications.

         In 1995, Dr. Boss began treating a small percentage of his patients with the Isolagen Process to correct defects (e.g., wrinkles, depressions and scarring) in the patient's face. Dr. Boss and Ms. Marko solicited the clinical support of Gregory Keller, M.D., Associate Chief of Head and Neck Plastic Surgery at the University of California at Los Angeles Medical School, and W. Gregory Chernoff, M.D., a plastic surgeon with practices in California and Indiana. Between 1995 and 1999 Drs. Boss, Keller and Chernoff, together with approximately 200 other doctors, utilized the Isolagen Process on approximately 963 patients with positive results. The use of the Isolagen Process on such patients provided evidence to Isolagen Technologies that the Isolagen Process could effectively grow and re-introduce a patient's own cells with beneficial results. Of the 963 patients treated with the Isolagen Process, totaling approximately 3,000 procedures, the participating physicians documented no significant adverse reactions. Although all these procedures were at least three
(3) years ago and some as long as seven (7) years ago; the majority of patients still report satisfaction with results of the procedures to their physicians. The Company believes that since the Isolagen Process involves a patient's own cells, the possibility of allergic reaction is reduced and the therapeutic correction appears to be long lasting with the patients experiencing gradual and continued improvement as a result of the natural activity of the patient's own re-introduced cell structure.

         In 1997, the U.S. Food and Drug Administration ("FDA") began regulating the science of biologics. Biologic products like ACS, in contrast to drugs that are chemically synthesized, are derived from living sources (such as humans, animals, and microorganisms). From 1995 to 1999, management of Isolagen Technologies believed that FDA approvals were not required for use of the Isolagen Process, based on advice from FDA consultants. In 1999, the FDA advised Isolagen Technologies that use of the Isolagen Process would require FDA approval, and Isolagen Technologies filed an investigational new drug application ("IND") covering the Isolagen Process with the FDA. An IND is a request for authorization from the FDA to administer an investigational drug or biologic product to humans. Such authorization must be secured prior to commercialization of any new drug or biological product. After its review of Isolagen Technologies' IND on December 9, 1999, the FDA placed the IND on clinical hold until the manufacturing processes and procedures of Isolagen Technologies were changed to meet these new standards, and FDA approval was obtained. The use of the Isolagen Process was discontinued after the FDA placed the IND on hold.

         On August 10, 2001, the Company, then known as American Financial Holding, Inc., acquired Isolagen Technologies through the merger of its wholly-owned subsidiary, Isolagen Acquisition Corp., and an affiliated entity, Gemini IX, Inc., with and into Isolagen Technologies (the "Merger"). As a result of the Merger, Isolagen Technologies became a wholly-owned subsidiary of the Company. On November 13, 2001, the Company changed its name to Isolagen, Inc. Simultaneously with the Merger, the Company raised over $2,000,000 in equity, at $1.50 per share, in a private placement of Common Stock and converted $1,450,000 principal amount of Company debt and approximately $625,000 of accrued liabilities of the Company to equity. For further discussion of the accounting treatment of the transactions, please see footnote 1 of the audited consolidated financial statements contained at Item 7.

         In August 2001, the Company engaged Cato Research Limited ("Cato"), a research and development organization which assists pharmaceutical and biotechnology companies in navigating the regulatory approval process. With the assistance of Cato, the Company's IND was released from clinical hold by the FDA in April 2002 and the Company is currently planning Phase III clinical trials of the Isolagen Process. Several studies are taking place, including dosage management, dental application relating to gum and bone, cosmetic correction and treatment for scarring. These studies are operational under currently active INDs with the FDA. The Company believes that these INDs are scheduled for License Application (approval) by the FDA in 2003, although there can be no assurance that such approval will be obtained or obtained on a timely basis.

         In August 2001, the Company formed Isolagen Europe for the purpose of exploring the utilization of the Isolagen Process on patients located in the United Kingdom. The Company's management has made inquiry to the Medicines Control Agency with respect to the Company's proposed use of the Isolagen Process in cosmetic applications in the United Kingdom. Based on the written responses received from the Medicines Control Agency, management believes that the proposed use of the Isolagen Process in cosmetic applications in the United Kingdom will not require regulatory approval. In 2003, the Company anticipates seeking commercialization in the following countries: Australia, South Korea, Hong Kong, Italy and Mexico. However, due to the unpredictability of regulatory approval in these countries, the Company can give no assurance that any of these countries will approve such use or the time period for any such approval.

         In July 2002, the Company raised $10,132,500 in a private placement of its Series A Convertible Preferred Stock at an offering price of $3.50 per share. Each share of Series A Convertible Preferred Stock is convertible into two (2) shares of Common Stock at any time after issuance and accrues dividends at 8% per annum payable in cash or additional shares of Series A Convertible Preferred Stock.

         In September 2002, the Company opened its London cellular laboratory that can serve the European marketplace if required regulatory approvals are obtained. The new cellular facility, located at 59/61 Park Royal, London, NW10 7JJ, England began operations in the 4th quarter of 2002.

STRATEGY AND VISION

         The Company's goal is to become the industry leader in the research, development and commercialization of the Isolagen Process and the use of ACS, although there can be no assurance in that regard. The Company is pursuing, through Isolagen Europe, commercial operations in the United Kingdom and is pursuing commercial operations through subsidiaries, joint ventures or license arrangements in Australia, South Korea, Hong Kong, Brazil, and Mexico.. The Company is investigating regulatory and other requirements in these countries and evaluating markets and potential joint venture partners and licensees. In the future, the Company believes that it can increase and strengthen its market position in the following ways:

         o Expanding and solidifying its relationship with the approximately 200 physicians who have used the Isolagen Process with their patients, as well as marketing the Company's processes and products to other doctors (i.e., plastic surgeons, facial plastic surgeons, dermatologists and aestheticians).

         o   Continuing its current research into the science of ACS.

         o Working with regulatory agencies, country by country, to obtain the approval of the Isolagen Process and future products of the Company.

         o Investigating foreign markets for the Isolagen Process and future products.

         o Developing new applications for the Isolagen Process beyond cosmetic facial rejuvenation, such as dental applications.

         o   Designing and developing new laboratory facilities.

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

         o EXPANDING PRODUCTION FACILITY CAPACITY. Isolagen Technologies operates a laboratory facility in Houston, Texas which is equipped with state-of-the-art tissue culture equipment, instrumentation and storage systems.

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

MARKET SIZE AND CHARACTERISTICS

         The Isolagen Process of tissue regeneration is directed primarily at the dermatological and plastic surgery markets. According to the American Society of Plastic Surgeons ("ASPS") and the Plastic Surgery Educational Foundation ("PSEF"):

         o Surgical and non-surgical cosmetic surgery procedures in 2001 totaled over $6.9 billion;

         o   Approximately 855,846 Botox injections were performed in 2001;

         o More than 13.2 million patients had cosmetic or reconstructive procedures performed in 2001;

         o   More than 7.4 million patients had cosmetic surgery in 2001;

         o   Breast augmentation increased 533% between 1992 and 2001;

         o   Liposuction procedures increased 313% between 1992 and 2001;

         o The number of people having cosmetic plastic surgery procedures performed by ASPS members increased 7% from 2000 to 2001.

         ASPS and PSEF statistics represent patients having procedures performed by member surgeons certified by the American Board of Plastic Surgery as well as other physicians certified by the American Board of Medical Specialties.

         Recent surveys on the changes of the public's attitude toward plastic surgery in the past decade have indicated that men and women have become more accepting of plastic surgical or cosmetic procedures. ASPS finds 46.8% of women and 33.8% of men consider their attitude toward cosmetic surgery more favorable than 10 years ago. Only 11.5% and 13.2% respectively, view it less favorably. American Society for Aesthetic Plastic Surgery ("ASAPS") finds that 57% of women and 53% of men say they approve of cosmetic surgery.

         A February 2002 survey by the ASAPS shows that 34% of American women would consider having cosmetic surgery, either now or in the future. According to ASAPS, this is a 3% increase compared to the same survey conducted in February 2001. Seventy-nine percent (79%) of all women surveyed said they would not be embarrassed if people outside their immediate family and close friends knew they had undergone cosmetic surgery.

FACIAL REJUVENATION

         The first application of the Isolagen Process is for facial rejuvenation, which the Company intends to market as a "Natural Collagen Supplementation System." The primary benefits of the Natural Collagen Supplementation System are three-fold:

         o Since this is an autologous system (exclusively using a patient's own cells), the Company believes there is a reduced possibility of allergic reaction as compared to bovine collagen and non-natural fillers.

         o The therapeutic correction received is lasting because the patient's immune system recognizes the injected cells as the patient's own and does not reabsorb or reject them as it does with foreign materials and proteins.

         o Patients experience gradual and continued improvement as a result of the natural activity of the re-introduced cells.

         These three benefits represent substantial advances in facial rejuvenation since the standard until now has been bovine collagen. Bovine collagen, a foreign protein derived from cows, is generally fully reabsorbed by a patient's body within a few months after application, leaving the patient with no visible signs of correction. As additional treatments with bovine collagen are performed, there is a gradual build-up of the body's antibodies and the development of enzymes that compromise the treatment's effectiveness. Combined with the expense and the continued intrusiveness of ongoing treatments, the value and benefit of bovine collagen injections is diminished.

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

THE ISOLAGEN PROCESS IN DETAIL

         First a 3 mm punch skin sample is obtained in the scalp area behind the patient's ear. This area is chosen because of its vascularity, lack of sun exposure and invisibility of any scar. The skin sample specimen is packed in a container provided by the Company and shipped overnight to the Company's laboratory. The specimen is then cultured utilizing the Company's patented Isolagen Process. This process separates the cell, called a fibroblast, from the rest of the tissue then multiplies these fibroblasts. Approximately six (6) weeks later, 1 ml is returned to the patient's doctor for an intradermal test in the patient. Two (2) weeks later, 1 to 1.5 ml of the patient's cells are also sent to the doctor for treatment. Additional amounts of 1 to 1.5 ml are available for re-injection every two (2) to three (3) weeks. A fibroblast culture from a patient may also be cryogenically stored by the patient for future use.

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

REGULATORY PROCESS AND CLINICAL TRIALS

         The Company's technologies are subject to extensive government regulation principally by the FDA and state and local authorities in the United States and by comparable agencies in certain foreign countries. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries. These regulations apply to the testing, manufacturing, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. The FDA does not apply a single regulatory scheme to human tissues and the products derived from human tissue. On a case-by-case basis, the FDA may choose to regulate such products as transplanted human tissue, medical devices or biologics. A fundamental difference in the treatment of products under these classifications is that the FDA generally permits human tissue for transplantation to be commercially distributed without premarket approval. In contract, products regulated as medical devices or biologics usually require such approval. The process of obtaining premarket approval for a biologic is often expensive, lengthy and uncertain. The steps required before a biologic may be marketed in the United States include (i) preclinical laboratory and testing,
(ii) submission to the FDA of an IND application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application ("NDA") and (v) FDA approval of the NDA prior to any commercial sale or shipment of the biologic. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and approved by, the FDA.

         In 1997, the FDA began regulating the science of biologics. Biologics, in contrast to drugs that are chemically synthesized, are derived from living sources (such as humans, animals, and microorganisms) like the Isolagen Process. For the regulation of biologics, the FDA imposes a special additional licensing requirement known as a Biologic License. The license imposes very specific requirements upon the facility and the manufacturing and marketing of licensed products to assure their safety, purity, and potency. Before conducting the required clinical testing of a biological product, an applicant must submit an IND to the FDA, containing preclinical data demonstrating the safety of the product for human investigational use, information about the manufacturing processes and procedures and the proposed clinical protocol. In 1999, Isolagen Technologies filed such an IND on the Isolagen Process with the FDA. Clinical trials of biological products typically are conducted in three sequential phases, but may overlap. Phase I trials test the product in a small number of health subjects, primarily to determine its safety and tolerance at one or more doses. In Phase II, in addition to safety, the efficacy, optimal dose and side effects of the product are evaluated in a patient population somewhat larger than the Phase I trials. Phase III involves further safety and efficacy testing on an expanded patient population at geographically dispersed test sites. All clinical studies must be conducted in accordance with FDA approved protocols and are subject to the approval and monitoring of one or more institutional review boards. In addition, clinical investigations must adhere to good clinical practices. Completion of all three phases of clinical studies may take several years and the FDA may temporarily or permanently suspend a clinical study at any time. Upon completion and analysis of clinical trials, the applicant assembles and submits a Biologic License Application containing, among other things, a complete description of the manufacturing process. Before the license can be granted, the applicant must also undergo a successful establishment inspection.

         In 1995, when Isolagen Technologies began operations, the FDA had no regulations governing the area of biologics. New regulations were promulgated by the FDA in 1997. After reviewing the new regulations and seeking the advice of consultants, Isolagen Technologies concluded that the use of the Isolagen Process in cosmetic applications did not require the approval of the FDA. The FDA disagreed. Isolagen Technologies filed an IND which was placed on clinical hold until the Company's manufacturing processes and procedures were changed to meet these new standards, and FDA approval is obtained.

         Prior to the Merger, Isolagen Technologies did not have the financial resources to complete the FDA process. Following the Merger, the Company provided such financing and in April 2002, the FDA released Isolagen Technologies' IND and clinical trial negotiations began. As a result, a 397 patient retrospective study has been completed. The results demonstrated both safety and efficacy as Phase II data. Using Isolagen Technologies recently completed cGMP laboratory facility in Houston, Texas, several studies are taking place. These include: dosage management, dental application relating to gum and bone, cosmetic correction and scarring. They are operational under currently active INDs with the FDA. The Company believes that these INDs are scheduled for Biologic License Application (approval) by the FDA in 2003, although there can be no assurance that such approval will be obtained or obtained on a timely basis.

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

INTERNATIONAL REGULATION

         The regulation of the Company's products, including the Isolagen Process, outside of the United States varies by country. Certain countries regulate human tissue products as a pharmaceutical product, which would require the Company to make extensive filings and obtain regulatory approvals before selling its products. Certain countries classify the Company's products, including the Isolagen Process, as human tissue for transplantation but may restrict its import or sale. Other countries have no application regulations regarding the import or sale of products similar to the Company's products, creating uncertainty as to what standards the Company may be required to meet. The Company's management has made inquiry to the Medicines Control Agency with respect to the Company's proposed use of the Isolagen Process in cosmetic applications in the United Kingdom. Based on the written responses received from the Medicines Control Agency, management believes that the proposed use of the Isolagen Process in cosmetic applications in the United Kingdom will not require regulatory approval. In 2003, the Company intends to seek commercialization in the following countries: Australia, South Korea, Hong Kong, Italy and Mexico. The Company believes that its products are not regulated as pharmaceutical products in Australia, South Korea, Hong Kong, Italy and Mexico, although there is substantial uncertainty regarding the regulation of the Company's products under the laws of those foreign countries. However, due to the unpredictability of regulatory approval in these and other countries, the Company can give no assurance that it will receive any necessary regulatory approval for the sale of its products. Failure to comply with any country's regulatory requirements could result in material adverse consequences for the Company. See "Risk Factors."

ISOLAGEN DENTAL PRODUCT

         It is well known that papilla recession, also known as black triangle disease, is the number one cause of periodontal disease and there has been no effective treatment. In cases where the recession of the gum has progressed to an advanced stage, the accepted approach has been to take a graft from the palate, which creates in some cases, donor side defects and is extremely painful. This drastic and complex surgical procedure has provided varying results which are not fully embraced by periodontists due to the donor site morbidity associated with the taking of such a large piece of the palate.

         Papilla recession is the receding of the triangular piece of gum tissue between two teeth. The Company believed that if the fibroblasts from the facial area could stimulate collagen growth in the face, then the fibroblasts from the oral cavity could stimulate collagen production in the mouth. If this premise is correct, the Isolagen Process could enhance the oral tissue which should result in the prevention of black triangle disease.

         In 1999, Isolagen engaged Dr. Nick Elian, D.D.S., an associate professor at New York University Dental School, to test the Isolagen Process in the oral cavity. The treatment protocol called for three injections per site, but being cautious, Dr. Elian's first procedure included only one injection. The results were positive with no adverse reaction. In Dr. Elian's next procedure, he followed protocol and the results were magnified. Several more procedures were performed with equally positive results.

         The Isolagen Dental Product has been used in research and development in treating varying degrees of papilla recession; by injecting cells created through the Isolagen Process treats small areas of recession. In cases where the disease creates greater recession, Isolagen has developed a graft which entails applying the Isolagen Process technology to a matrix or carrier.

         In cases where teeth are removed, problems may develop such as dry socket or contracted sockets. These problems frequently require follow-up surgical procedures for correction and to prevent additional soft tissue problems. The traditional approach by oral surgeons has been to implant acellular material to prevent these defects. The Isolagen Dental Product provides potential as a solution for this problem as well.

         Rena N. D'Souza, DDS, MS PHD, Professor and Research Director, Department of Orthodontics at the University of Texas Health Science Center at Houston - Dental Branch ("UTHSC"), stated: "The regeneration of the supporting tissues of a tooth that are damaged in the course of periodontal disease remains a major challenge for dental clinicians today. Isolagen's autologous cell therapy when combined with well proven techniques of guided tissue regeneration is state-of-the-art technology that opens up a new and exciting paradigm for the treatment of soft tissue defects in the oral cavity."

THE DENTAL MARKET

         While the cosmetic and dermatological market place is extremely large, its size pales in comparison to the size of the dental market. The Company's research shows that, in the United States, there are approximately 33,000 practitioners performing cosmetic procedures. This includes Plastic Surgeons (7,000), Facial Plastic Surgeons (10,000), Dermatologists (12,000) and Aestheticians (4,000). That same research shows approximately 150,000 dentists. The comparative demand for dental procedures far exceeds that of cosmetic procedures which has resulted in a far greater number of practitioners.

         In addition, according to Millennium Research Group, the 2002 global market for dental implants and accessories is valued at $1.1 billion, with an expected five-year forward annual growth rate of 16%. Over 90% of oral surgeons, periodontists and prosthodontists currently provide at least some aspect of dental implant treatment in their practices, and more than 65% of general dentists have used implants for supporting fixed and removable replacement teeth.

         The Company believes this market will grow over the next five years. This increase is attributed to an increase in the average age of the population and patients' preference of dental implants over conventional means of replacing damaged or missing teeth such as bridges and dental plates due to the recent improvements in dental implant placement procedures, the longer-term success rates of implants and the many advantages that implants have over traditional bridge plates and dentures. These advantages include increased support, security and comfort; the ability to replace a single tooth without altering adjacent teeth; and the prevention of noticeable spaces caused by missing teeth.

         Almost every person that lives to a normal age will experience gingival (gum recession, including papilla recession). Others will have a need for an extraction or have a dry or contracted socket. Further contrast demonstrates that gingival and these other related maladies pose major health concerns where the vast majority of cosmetic procedures are simply preferential, elective and left untouched will have no health consequence. In comparison, not every person or even a high percentage will experience any deficiency that will require them to engage a cosmetic practitioner. Therefore, we feel the ACS dental application offers a greater potential than our cosmetic application.

UNITED KINGDOM OPERATIONS

         In September 2002, the Company opened its London cellular laboratory and began operation there in the fourth quarter of 2002.

COMPETITION

         Tissue regeneration companies compete in the dermatology and plastic surgery markets with substantially different treatments. These include silicone injections, laser procedures, facial surgical procedures (e.g., facelifts and eyelid surgeries), fat injections, dermabrasion, collagen injections, and botulisum toxin injections. Indirect competition comes from facial care treatment products. Items catering to the growing demand for therapeutic skin care products are facial scrubs, anti-aging treatments, tonics, astringents and skin-restoration formulas. Patients who might consider using the Isolagen Process could also consider the following products (information included under Key Points is provided by Company management):

=============================================================================================================================
PRODUCT               DESCRIPTION             PRODUCT TYPE         KEY POINTS
-----------------------------------------------------------------------------------------------------------------------------
Zyderm/Zyplast        Collagen from cowhides  Collagen implant     Reabsorbs in 3 to 6 months in 95+ % of patients.
                      of a closed herd                             Allergic reaction in approx. 3% of patients.
                                                                   Immediate esthetic effect.
                                                                   $400-$500 per treatment.
                                                                   FDA approved.
-----------------------------------------------------------------------------------------------------------------------------
Hylaform              Crosslinked derivative  Hyaluronan implant   Reabsorbs in approx. 1 year.
(Biomatrix)           of hyaluronan                                $550 per injection, approx.
                                                                   Not FDA approved; clinical trials planned.
-----------------------------------------------------------------------------------------------------------------------------
Fibrel                Collagen from pigs      Collagen implant     Difficult for physician to use; requires mixing with
(Mentor)                                                           patients blood and special equipment.
                                                                   Reabsorbs in 4 to 6 months.
                                                                   $400 per treatment.
                                                                   No significant market demand for product
                                                                   FDA approved
-----------------------------------------------------------------------------------------------------------------------------
Autologen             Skin from patient       Collagen Implant     Requires large piece of skin 3"x3" to make 3cc
(Collagenesis Corp)                                                for each treatment.
                                                                   Reabsorbs in 6 to 12 months.
                                                                   $650-$850 treatment.
-----------------------------------------------------------------------------------------------------------------------------
Dermolagen            Skin from cadavers      Collagen Implant     Source of product limits market appeal significantly.
(Collagenesis Corp)                                                Requires large piece of skin 3"x3" to make 3cc for
                                                                   each treatment.
                                                                   Reabsorbs in 6 to 12 months.
                                                                   $1,000 for three treatments.
-----------------------------------------------------------------------------------------------------------------------------
Lypocytic Dermal      Fat from patient        Fat implant          Reabsorbs in 6 to 12 months; not a viable correction.
Augmentation                                                       Requires harvesting of fat, preparation, and
                                                                   reintroduction into treatment areas.
                                                                   Subcutaneous atrophy requires microlipoinjection
                                                                   overlaid with lypocytic dermal augmentation.
                                                                   Autologous nature avoids allergic reaction.
                                                                   $550 to $1,250 per treatment.
-----------------------------------------------------------------------------------------------------------------------------
Alloderm              Acellular human         Allograft            Treats only deep depressions (subcutaneous tissue).
(Lifecell Corp)       dermal graft                                 Dissolves in 1 to 3 years.
                                                                   Requires surgery to implant.
                                                                   Potential for complications higher: infection,
                                                                   migration, scarring.
                                                                   $2,500 per treatment.
-----------------------------------------------------------------------------------------------------------------------------
Artecoll              Polymethylmethacrylate  Artificial implant   Treats only deep depressions (subcutaneous tissue).
(Rofil Medical)       suspension with                              Non reversible; implant technique errors are long lasting.
                      collagen                                     Potential for complications higher: infection, beading.
                                                                   Not FDA approved.
-----------------------------------------------------------------------------------------------------------------------------
Softform              Expanded polytetra-     Artificial implant   Requires surgery to implant.
(Collagen Corp)       flouroetheylene                              Potential for complications: infection, rejection,
                                                                   and malpositioning.
                                                                   Used only for subcutaneous tissue augmentation.
-----------------------------------------------------------------------------------------------------------------------------
Silicone Droplets     Synthetic oil           Artificial implant   Controversy over safety of human use of silicone.
(Dow Corning)                                                      Potential for adulterated product is high due to
                                                                   availability of non-medical grades of silicone.
                                                                   Not FDA approved.
-----------------------------------------------------------------------------------------------------------------------------
Botox                 Botulinum A exotoxin    Muscle paralysis     Effect reverses in 3 to 6 months.
(Allergan)                                                         Physician technique very important.
                                                                   2% to 3% of patients experience drooping eyelid.
                                                                   $450 to $750 per injection.
                                                                   Not FDA approved.
-----------------------------------------------------------------------------------------------------------------------------
Ablative Lasers       Mechanical device       Tissue vaporization  Long healing period; open sores for 5 to 14 days;
e.g. CO2  & Erbium                            causing  new tissue  redness up to six months.
                                              to form              Requires surgery and anesthesia.
                                                                   Potential for complications: hypopigmentation, scars,
                                                                   non-healing wounds.
                                                                   $1,500 to $7,500
-----------------------------------------------------------------------------------------------------------------------------
Non- Ablative Lasers  Mechanical device       Stimulated dermis    Multiple treatments 4 to 6.
e.g. Nd 1032, Q                               to form collagen     Takes up to six months to realize improvements.
switched 1064 YAG                                                  Up to $5,000.
-----------------------------------------------------------------------------------------------------------------------------
Microdermabrasion     Mechanical device       Tissue abridement    Minimal efficacy on scars and wrinkles.
                                              causing new tissue   Good epidermal effect.
                                              to form              Requires 6 to 10 treatments.
                                                                   Up to $2,000.
-----------------------------------------------------------------------------------------------------------------------------
Chemical peels        Carbolic acid, TCA,     Chemical tissue      Long healing period; open sores for 5 to 14 days;
                      alpha hydroxy acids     removal causing      redness up to six months.
                                              new tissue to form   Laser applications are replacing this technology.
                                                                   $500 to $5,000.
=============================================================================================================================

         The Company believes that many of its competitors have greater financial and other resources than those of the Company. Although the Company is not aware of any similar products to the Isolagen Process that have received pre-market approval from the FDA, there may be other companies having greater financial resources than the Company that are developing or may develop similar products in the future.

INTELLECTUAL PROPERTY

         Protecting the proprietary technology of the Company is vitally important to the Company's competitive position. Isolagen Technologies currently holds the following patents:

===================================================================================================================
Number           Business Line  Title                                   Filing Date    Patent Date      Term
-------------------------------------------------------------------------------------------------------------------
5,665,372        Cosmetic       Autologous dermal fibroblasts for the   June 6, 1996   Sept. 9, 1997    20 Years
United States                   repair of skin and soft tissue defects
-------------------------------------------------------------------------------------------------------------------
5,660,850        Cosmetic       Use of autologous dermal fibroblasts    June 6, 1996   Aug. 26, 1997    20 Years
United States                   for the repair of skin and soft
                                tissue defects
-------------------------------------------------------------------------------------------------------------------
5,858,390        Cosmetic       Use of autologous undifferentiated      Sept. 8, 1997  Jan. 12, 1999    20 Years
United States                   mesenchylmal cells for the repair of
                                skin and soft tissue defects
-------------------------------------------------------------------------------------------------------------------
5,591,444        Cosmetic       Use of autologous dermal fibroblasts    July 28, 1995  Jan. 7, 1997     20 Years
United States                   for the repair of skin and soft
                                tissue defects
-------------------------------------------------------------------------------------------------------------------
312548           Cosmetic       Use of autologous dermal fibroblasts    July 3, 1996   March 9, 2000    20 Years
New Zealand                     for the repair of skin and soft
                                tissue defects
-------------------------------------------------------------------------------------------------------------------
698440           Cosmetic       Use of autologous dermal fibroblasts    July 28, 1995  Feb. 11, 1999    20 Years
Australia                       for the repair of skin and soft
                                tissue defects
-------------------------------------------------------------------------------------------------------------------
9,083,618        Dental         Compositions for regenerating tissue    May 2, 1998    Aug. 13, 2002    20 Years
United States                   that has deteriorated and methods for
                                using such compositions
===================================================================================================================

         In the 1st quarter of 2003, Isolagen Technologies entered into an Intellectual Property Purchase Agreement to acquire two patent applications: a) to repair vocal cord tissue defects and b) to promote healing of wounds and fistulas. As consideration, the Company issued the seller 100,000 shares of the Company's Common Stock and a royalty equal to (a) 5% of all revenues recognized by Purchaser or its Affiliates from commercial application of the Intellectual Property made, provided, distributed, sold or manufactured directly by Purchaser or its Affiliates, or (b) 25% of all revenues recognized by Purchaser or its Affiliates from licensing, sublicensing, transferring or selling the Intellectual Property to a third party, without offset or deduction for general and administrative or operating costs, subject to a total maximum royalty of $2 million.

         The Company is working on several other patent applications. The Company continues to seek ways to protect its proprietary technology and trade secrets, including entering into confidentiality or license agreements with its employees, consultants and corporate partners, and controlling access to and distribution of its technologies and other proprietary information.

RESEARCH AND DEVELOPMENT

         The Company's research and development focus is not principally on new product development, but on improved process science, manufacturing and cost reduction. Though the Company's research and development focuses on improved process and manufacturing, the Company continues to explore applications for the Isolagen Process like therapies to regrow hair, repair damaged nerves, and heal burned skin.

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

EMPLOYEES

         The Company presently employs thirty-two (32) people on a full-time basis, twenty (20) in Houston, Texas, nine (9) in London, England, and three (3) in Sydney, Australia. The Company anticipates hiring additional employees in the areas of quality assurance, manufacturing, marketing and research and development as the need arises. None of these individuals are covered by a collective bargaining agreement and management considers its relations with its employees to be good. The Company may also employ consultants on an as needed basis to supplement existing staff.

RISK FACTORS

         NEED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL; DILUTION. The Company will require substantial additional capital to continue its operations. The Company recently commenced operations, is suffering losses from operations, has limited capital resources, does not have access to a line of credit or other debt facility, and will be unable to sustain itself absent substantial infusions of capital. The Company's need to raise additional capital will expose existing shareholders to the risk of substantial dilution. There can be no assurance that the Company will be successful in raising the necessary capital; or raising it on acceptable terms. In the absence of such additional capital, the Company could cease to operate. See Item 6 "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

         DEVELOPMENT STAGE COMPANY; LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE PROFITABILITY. The Company is a development stage company with a limited operating history and no significant revenues to date. The Company is attempting to obtain the necessary working capital for operations and there can be no assurance it will obtain such financing. The Company has not yet demonstrated its ability to generate significant revenue, and there is no assurance that the Company will produce any material revenues for the Company, or that the Company will ever operate on a profitable basis.

         ANTICIPATION OF FUTURE LOSSES AND NEGATIVE CASH FLOW, WHICH MAY LIMIT OR DELAY ABILITY TO BECOME PROFITABLE. The Company expects to expend significant resources on consultants, technology, advertising, hiring of personnel and startup costs. As a result, the Company has incurred losses since its inception and expects to experience operating losses and negative cash flow for the foreseeable future. The Company anticipates its losses will continue to increase from current levels because it expects to incur additional costs and expenses related to brand development, consulting costs, laboratory development costs, FDA clinical trials, marketing and other promotional activities, the addition of customer service personnel, the continued development of its website, its computer network, and development of relationships with strategic business partners, including but not limited to doctors who might use the Isolagen Process.

         INABILITY TO REDUCE COSTS MAY LIMIT OR DELAY ABILITY TO BECOME PROFITABLE. The Company anticipates that improved manufacturing practices will allow the Company's laboratories to have significantly greater through-put and reduce many of the Company's variable costs. The Company also expects to incur additional costs and expenses related to brand development, consulting costs, laboratory development costs, FDA clinical trials, marketing and other promotional activities, the addition of customer service personnel, the continued development of its website, its computer network, and development of relationships with strategic business partners, including but not limited to doctors who might use the Isolagen Process. If the Company cannot reduce its costs and expenses, then the Company may continue to experience operating losses and negative cash flow. Moreover, the costs to obtain regulatory approvals could be considerable and the failure to obtain or delays in obtaining such approvals could materially adversely affect the Company's business performance and financial results. Failure to reduce the cost per patient from approximately $700 down to $400 will have a significant adverse effect on the results of operations and financial condition of the Company.

         LIMITED PUBLIC TRADING MARKET FOR THE COMMON STOCK; VOLATILITY OF STOCK PRICE. There is presently a limited public trading market for the Common Stock, and there is no assurance that any established public trading market will develop for any of the Company's securities. Without such an active or public trading market, there can be no assurance of any liquidity or resale value of the Common Stock. The Common Stock may be illiquid for indefinite periods of time. The market price of the Common Stock is likely to be highly volatile due to risks and uncertainties described in this Report, as well as other factors including: sales of substantial amounts of our stock by existing stockholders and price and volume fluctuations in the stock market which do not relate to our operating performance.

         MANAGEMENT OF GROWTH; LIQUIDITY AND WORKING CAPITAL RESOURCES. The Company's ability to operate profitably under its current business plan is largely contingent upon its success in obtaining further sources of debt and equity capital, prompt regulatory approval to sell its products and upon its continued expansion. The Company will require additional capital to expand its operations. No assurance can be given that the Company will be able to obtain any such additional capital, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company's ultimate capital needs and to support the Company's growth. If adequate capital cannot be obtained on satisfactory terms, the Company's operations could be negatively impacted.

         THE DEVELOPMENT OF THE ISOLAGEN PROCESS AND THE COMPANY'S OTHER PRODUCTS INVOLVES A LENGTHY AND COMPLEX PROCESS, AND THE COMPANY MAY BE UNABLE TO COMMERCIALIZE THE ISOLAGEN PROCESS OR ANY OF ITS OTHER PROCESSES OR PRODUCTS CURRENTLY UNDER DEVELOPMENT. Before the Company can commercialize the Isolagen Process or any other of its development-stage products or processes in the U.S., the Company will need to conduct substantial research and development; undertake preclinical and clinical testing; and pursue regulatory approvals, including but not limited to FDA approval of its IND for the Isolagen Process. This process involves a high degree of risk and takes several years. The Company's process and product development efforts may fail for many reasons, including: failure of the process or product in preclinical studies; clinical trial data that is insufficient to support the safety or effectiveness of the process or product; or the failure to obtain the required regulatory approvals. Specifically, the FDA may withhold approval of the IND for several years or reject the IND outright. For these reasons, and others, the Company may not successfully commercialize the Isolagen Process or any of its other processes or products currently under development.

            OBTAINING FDA AND OTHER REGULATORY APPROVALS IS TIME CONSUMING AND EXPENSIVE. The process of obtaining FDA and other regulatory approvals is time consuming and expensive. Clinical trials are required and the marketing and manufacturing of Company's products and services are subject to rigorous testing procedures. The Company may not be able to obtain FDA approval or other regulatory approval to conduct clinical trials or to manufacture and market any of the products it develops, acquires or licenses. Moreover, the costs to obtain approvals could be considerable and the failure to obtain or delays in obtaining an approval could significantly harm the Company's business performance and financial results. Even if pre-marketing approval from the FDA is received, the FDA is authorized to impose post-marketing requirements such as: (i) testing and surveillance to monitor a product and its continued compliance with regulatory requirements; (ii) submitting products for inspection and, if any inspection reveals that the product is not in compliance, prohibiting the sale of all products; (iii) suspending manufacturing; and (iv) withdrawing marketing clearance. In their regulation of advertising, the FDA and Federal Trade Commission (the "FTC") from time to time issue correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices could result in the following: (i) incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA's requirements; (ii) changes in the methods of marketing and selling products; (iii) taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians, rescinding previous advertisements or promotions; and (iv) disruption in the distribution of products and loss of sales until compliance with the FDA's position is obtained.

         THE COMPANY IS SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION. Human healthcare products and services companies are subject to significant regulation by a number of national, foreign, state and local agencies. The FDA has jurisdiction covering testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Failure to comply with applicable regulatory requirements could, among other things, result in: (i) fines; (ii) changes to advertising; (iii) suspensions of regulatory approvals of products; (iv) delays in product distribution, marketing and sale; and (iv) civil or criminal sanctions. The Company's products receive FDA review regarding their safety and effectiveness. However, the FDA is permitted to revisit and change its prior determinations. The Company cannot be sure that the FDA will not change its position with regard to the safety or effectiveness of its products. If the FDA's position changes, the Company may be required to change its labeling or cease to manufacture and market the challenged products. Even prior to any formal regulatory action, the Company could voluntarily decide to cease distribution and sale or recall any of its products if concerns about the safety or effectiveness develop.

            REGULATIONS IN FOREIGN MARKETS. The Company is also subject to a variety of other regulations in various foreign markets. The Company's failure to comply, or assertions that the Company fails to comply, with these regulations could have a material adverse effect on the Company's business in a particular market or in general. To the extent the Company decides to commence or expand operations in additional countries, government regulations in those countries may prevent or delay entry into or expansion of operations in those markets. In addition, the Company may introduce additional products into the foreign markets. However, government regulations in both the Company's domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of the Company's products.

            THE COMPANY'S FOREIGN OPERATIONS ARE EXPOSED TO RISKS ASSOCIATED WITH FOREIGN REGULATIONS, EXCHANGE RATE FLUCTUATIONS, TRADE RESTRICTIONS AND POLITICAL, ECONOMIC AND SOCIAL INSTABILITY. A foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect the Company's operations. The Company also is exposed to risks associated with foreign currency fluctuations. The Company's operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As the Company continues to focus on expanding its existing international operations, these and other risks associated with international operations may increase.

            TERRORIST ATTACKS OR ACTS OF WAR MAY SERIOUSLY HARM THE COMPANY'S BUSINESS. Terrorist attacks or acts of war may cause damage or disruption to the Company, its employees, its facilities and its customers, which could impact the Company's revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely affect the Company's business, results of operations, and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect the Company's business, results of operations, and financial condition in ways that management currently cannot predict.

         ANY MARKETABLE PROCESSES OR PRODUCTS THAT THE COMPANY DEVELOPS MAY NOT BE COMMERCIALLY SUCCESSFUL. Even if the Company obtains regulatory approval for the Isolagen Process or any of its other development-stage processes or products in the U.S. and other countries, those processes or products may not be accepted by the market. A number of factors may affect the rate and level of market acceptance of the Isolagen Process or these processes or products, including: regulation by the FDA and other government authorities; market acceptance by doctors and hospital administrators; the effectiveness of the Company's sales force; the effectiveness of the Company's production and marketing capabilities; the success of competitive products; and the availability and extent of reimbursement from third-party payers. If the Isolagen Process or any other Company processes or products fail to achieve market acceptance, the Company's profitability and financial condition will suffer.

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

         DIFFICULTIES MANAGING GROWTH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. If the Company achieves growth in its operations in the next few years, such growth could place a strain on its management, administrative, operational and financial infrastructure. The Company's ability to manage its operations and growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures. In addition, the Company may find it necessary to hire additional management, financial and sales and marketing personnel to manage the Company's operations. If the Company is unable to manage this growth effectively and successfully, the Company's business, operating results and financial condition may be materially adversely affected.

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

         DEPENDENCE ON KEY OFFICERS AND EMPLOYEES. While no assurances can be given that the Company's current management resources will enable it to succeed as planned, a loss of one or more of its current officers or key employees could severely and negatively impact its operations. No assurances can be given that the Company will not suffer the loss of key human resources for one reason or another. The Company has employment agreements with certain of its officers, but some of its key management personnel are employed "at-will" and may elect to pursue other opportunities at any time. Specifically, the loss of Michael Macaluso, the Chief Executive Officer of the Company, or Frank DeLape, Chairman of the Board, neither of which has an employment agreement with the Company, could significantly harm the Company's business. The Company has no present intention of obtaining key man life insurance on any of the executive officers or management.

         FLUCTUATION OF OPERATING RESULTS. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include: the level of demand for the Isolagen Process and any other Company services and products; the Company's ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by customers; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; government regulation and legal developments regarding the use of the Isolagen Process; and general economic conditions. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's quarterly results. Due to all of these factors, the Company's operating results may fall below the expectations of securities analysts, stockholders and investors in any future period.

         VOTING CONTROL BY THE OFFICERS AND DIRECTORS OF THE COMMON STOCK. The Company's present or future executive officers, directors and controlling stockholders directly and beneficially hold or will hold most of the outstanding shares of Common Stock. The Company's officers, directors and controlling stockholders currently are, and in the foreseeable future will continue to be, in a position to control the Company by being able to nominate and elect a majority of the Company's Board of Directors. The Board of Directors establishes corporate policies and has the sole authority to nominate and elect the Company's officers to carry out those policies. Other stockholders therefore will have limited participation in the Company's affairs.

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

         THE COMPANY MAY BE LIABLE FOR PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE. Doctors who use the Company's processes and products, including but not limited to the Isolagen Process, and patients who have been treated by the Isolagen Process or any other process or products of the Company may bring product liability claims against the Company or its subsidiaries. While the Company has taken, and continue to take, what the Company believes are appropriate precautions, the Company may be unable to avoid significant liability exposure. The Company intends to obtain and keep in force product liability insurance sufficient to protect it from claims; however, the Company may be unable to obtain insurance in the future, or the Company may be unable to do so on acceptable terms. Any additional insurance the Company obtains may not provide adequate coverage against any asserted claims. In addition, regardless of merit or eventual outcome, product liability claims may result in: diversion of management's time and attention; expenditure of large amounts of cash on legal fees, expenses and payment of damages; decreased demand for the Company's products and services; and injury to the Company's reputation.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases facilities in three (3) locations: (a) Houston, Texas, (b) London, England, and (c) Sydney, Australia. The Houston, Texas facility is located at 2500 Wilcrest, 5th Floor, Houston, TX 77042 and houses the corporate headquarters as well as laboratory space used for research and development and as the U.S. processing laboratory for cosmetic and dental trials. The London, England facility is located at 59/61 Park Royal, London, NW10 7JJ and houses our European production facility. The Sydney Australia facility is located at 2 Lincoln Street, Lane Cove, New South Wales, Australia, 2066 and houses our Australian production facility.

         The Company laboratories are designed as cGMP laboratories to process autologous cultured fibroblasts for the therapeutic injections during our procedures and clinical and pivotal trials. The Company believes its laboratories meet FDA facilities' requirements under Center for Biologics Evaluation and Research ("CBER"). The following table summarizes the approximate amount of space in square feet utilized by the Company at each location:

               Administrative       Warehouse          Laboratory        Total
               --------------       ---------          ----------      ---------
Houston             4,900(1)              -              3,900(2)         8,797
London              1,300             2,900              5,200            9,400(3)
Sydney              1,100             1,100              4,900            7,100(4)
                   ------            -------           -------          -------
                    7,300             4,000             14,000           25,297


         1. Certain officers of the Company have granted the Company the use of this office space at no charge until August 2003. Beginning in September 2003, the lease rate is approximately $105,840 annually. There is currently no lease term as the space is being provided at no charge.

         2. The lease rate is approximately $60,840 annually and the term of the lease expires on March 31, 2005.

         3. The lease rate is approximately $146,640 annually and the term of the lease expires on March 24, 2010 and the Company has the option to cancel after March 24, 2005.

         4. The lease rate is approximately $102,240 annually and the term of the lease expires on November 19, 2004 and the Company has an option to renew for an additional one year.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Since December 11, 2002, our common stock has been traded on the American Stock Exchange under the symbol "ILE." Prior to December 11, 2002, our common stock was quoted on the OTC Bulletin Board under the symbol "ISLG". The market for the Company's common stock on the OTC Bulletin Board was limited, volatile, and sporadic. The following table sets forth the range of high and low bid quotations or high and low sales prices for the Company's common stock for each of the periods indicated as reported by the OTC Bulletin Board or the American Stock Exchange. These prices for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                     Fiscal Years Ended
                                    ------------------------------------------------
                                     December 31, 2002           December 31, 2001
                                    -------------------          -------------------
                                     High         Low             High         Low
                                    ------       ------          ------       ------
         First Quarter              $7.25        $5.00           $0.11        $0.05
         Second Quarter             $6.95        $2.90           $1.50        $0.43
         Third Quarter              $3.75        $2.20           $2.75        $0.92
         Fourth Quarter             $5.75        $3.00           $7.00        $1.05

Holders

         As of March 24, 2003, the Company had 406 shareholders of record and approximately 1,000 beneficial owners.

Dividends

         The Company has never paid dividends on Common Stock. Currently, the Company anticipates that it will retain earnings, if any, to support operations and to finance the growth and development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The holders of Series A Preferred Stock will receive cumulative annual dividends, payable in shares of Series A Preferred Stock or cash, at the option of the Board of Directors, at an annual rate of 8% ($0.28 per share), payable on December 31 of each year commencing December 31, 2002. Unpaid dividends will accumulate and be payable prior to the payment of dividends on shares of Common Stock. Cash dividends will only be payable from funds legally available therefore, when and as declared by the Board of Directors of the Company, and unpaid dividends will accumulate until the Company can legally pay the dividends. In 2002, the Company paid dividends to the holders of Series A Preferred Stock in the amount of 143,506.6113 shares of Series A Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table provides information as of December 31, 2002, with respect to options outstanding and available under our 2001 Stock Option Plan and Stock Appreciation Rights, which is our only equity compensation plan, other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code. On January 29, 2003, the Board of Directors of the Company approved the 2003 Stock Option Plan and Stock Appreciation Rights Plan which is subject to approval of the stockholders of the Company at their next annual meeting.

=========================================================================================================================
                                              Number of Securities to       Weighted-Average        Number of Securities
                                              be Issued Upon Exercise      Exercise Price of      Remaining Available for
               Plan Category                   of Outstanding Options     Outstanding Options         Future Issuance
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by                 4,252,100                  $5.08                     509,500
security holders
=========================================================================================================================

Recent Sales of Unregistered Securities

         The following information relates to securities of the Company issued or sold during the three months ended December 31, 2002 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussions of the Company's results of operations and financial condition should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

         Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to numerous risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise, or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

         Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, in addition to those contained in "Risk Factors," without limitation:

         o   our ability to finance our business;

         o   our ability to maintain our current pricing model;

         o   our ability to decrease our Cost of Goods Sold;

         o a stable interest rate market in the world, and specifically the countries we are doing business in or plan to do business in;

         o management's best estimate on the patient data including patients started and patients completed; o a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;

         o no adverse regulatory developments in the United States, European Community, Australia, South Korea, Hong Kong, Mexico or any other country we plan to do business in;

         o   continued availability of supplies at the current prices;

         o   no new entrance of competitive products in our markets;

         o   no adverse publicity related to our products or the Company itself;

         o   no adverse claims relating to our Intellectual Property;

         o the adoption of new, or changes in, accounting principles; legal proceedings;

         o our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;

         o the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

         o   our ability to efficiently integrate future acquisitions, if any;

         o and other new lines of business that the Company may enter in the future;

         o other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

         We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

GENERAL

         Isolagen is a Houston, Texas based biotechnology company which has developed a patented process for the propagation of autologous cells to be used to stimulate a patient's own collagen and elastin production. Autologous cells are a patient's own cells taken from a small skin sample. From such sample millions of cells can be grown and then injected into the patient to correct and reduce the normal effects of aging like wrinkles, laugh lines, smokers lines, fine lines and all types of depressed scars. The procedure is minimally invasive and non-surgical. Currently, there are multiple competitive alternatives to reduce the signs of aging, but they offer short term and often painful solutions. Their solutions often involve substitute products or fillers, such as human cadaver or animal collagen or synthetic chemicals. A well known example is Botox, which uses diluted, liquid toxin to attain a correction through muscle paralysis.

         In contrast, the Isolagen Process (as described in more detail below) is a self healing protein repair system that uses only the patient's own (autologous) cells. Since these cells belong only to the patient and house his or her own DNA, there is a reduced chance for rejection or allergic reaction. It is important to note that the cells are grown individually. There is no batch manufacturing and the Company's LIMS keeps the cells self contained and separate.

         The Isolagen Process is designed to replenish deficiencies caused through the loss of fibroblast cells as the body ages. The body losses approximately 1% of the body's fibroblast cells per year. The fibroblast cell is the cell responsible for producing collagen, "the structural matrix", that supports the skin and also produces elastin. By the time a person is 40 years old, their body has depleted approximately 40% of its fibroblast cells, thus causing dermal depressions and wrinkles. The Isolagen Process reduces dermal depressions and wrinkles by replenishing the area of deficiency with millions of the patient's own new living fibroblast cells. Within weeks after the injection, the millions of new fibroblast cells will produce new collagen and elastin and will help diminish wrinkles.

         Isolagen reported a net loss of $5,033,055 for the year ended December 31, 2002 compared to a net loss of $1,496,448 for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

         The following discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts, revenue recognition and certain accrued liabilities. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Revenue Recognition: The Company recognizes revenue from product sales when goods are shipped and the risk of loss transfers to the customer. Revenue from licenses and other upfront fees are recognized on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Any amounts received in advance of performance are recorded as deferred revenue. The Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and
(4) collectibility is reasonably assured. The Company believes, relative to sales of the Isolagen Process, that all of these conditions are met at the time of shipment.

         Research and development expenses: Research and development include direct costs, research-related overhead, and costs associated with improved process science, manufacturing and cost reduction are charged to operations as incurred.

         Stock-based compensation: The Company accounts for its stock-based compensation under the provisions of SFAS No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB NO. 25"), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following the provisions of APB No. 25.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of Statement 123, requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results. While Isolagen continues to utilize the disclosure-only provisions of Statement 123, the Company has modified its disclosures to comply with the new statement.

RESULTS OF OPERATIONS

Comparison of fiscal years ending December 31, 2002 and 2001

         REVENUES. Revenues decreased 14% or $14,491, to $90,991 for the year ended December 31, 2002 ("Fiscal 2002") compared to $105,482 for the year ended December 31, 2001 ("Fiscal 2001"). The decrease in revenues is primarily attributable a decrease of $40,000 in license fees recognized in Fiscal 2002, partially offset by an increase of $48,473 relating to Isolagen Process revenue in the UK.

         COST OF SALES. Costs of sales increased 96%, or $17,242, to $35,133 in Fiscal 2002, compared to $17,891 in Fiscal 2001. The increase in cost of sales is primarily related to the increase in revenues generated from the commencement of operations in the UK.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 257%, or $3,836,207, to $5,330,026 in Fiscal 2002, compared to $1,493,819 in Fiscal 2001. The major components of the $5.3 million selling, general and administrative expense were as follows: a) various consultants of approximately $1.6 million; b) salaries of approximately $1.2 million; c) travel expense of approximately $0.4 million ; d) legal expense of approximately $0.3 million; and e) promotional expense of approximately $0.2 million. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries; b) increased travel expenses related to the Company's expansion into the UK and Australia; c) the construction of laboratory facilities in Houston, TX, London, England and Sydney, Australia; d) higher legal fees related to patent and business development issues; e) increased consulting fees resulting from the Company's expansion into new geographic locations; f) increased activity related to the FDA process; and g) increased marketing and promotion efforts related to the commencement of operations in the UK. We had significant expense in Fiscal 2002 relating to consultants relating to our FDA process, setting up our Laboratory Information Management System, and the rolling out of various labs in London, Houston and Sydney. We plan to reduce these expenses in 2003.

         INTEREST EXPENSE. Interest expense decreased $82,015, to $0 in Fiscal 2002, compared to $82,015 in Fiscal 2001. The decrease results from conversion of all of our convertible debt to equity in Fiscal 2001.

         INTEREST INCOME. Interest income increased $208,675 to $208,692 in Fiscal 2002, compared to $17 in Fiscal 2001. The increase is primarily due to an increase in the amount of investable assets representing the net proceeds from the issuance of Series A Preferred Stock.

         NET LOSS. Net loss in Fiscal 2002, was $5,033,055, as compared to a net loss of $1,496,448 in Fiscal 2001. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, promotional expenses, and bonuses paid to key personnel.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

         Cash used in operating activities during the year ended December 31, 2002, amounted to $3,968,013, as compared to the $664,203 of cash used in operating activities during fiscal 2001. The increase is attributed primarily to salaries, travel, consulting, legal, promotional expenses, bonuses paid to key personnel, write-off of deferred revenue, and increase in accounts payable.

Investing Activities

         Cash used by investing activities during Fiscal 2002, amounted to $2,252,368, as compared to cash provided by investing activities of $1,000 in Fiscal 2001. This increase in cash used is due to the purchase in Fiscal 2002 of property and equipment for the Houston, Texas, London, England, and Sydney, Australia laboratories.

Financing Activities

         Cash provided by financing activities increased to $9,070,322 in Fiscal 2002 from $2,041,453 in Fiscal 2001. During Fiscal 2002, the Company received net proceeds of $9,012,722 from the issuance of Series A Preferred Stock and $57,600 from sales of common stock. During Fiscal 2001, the Company received $2,060,000 from sales of common stock.

Equity Transactions

         In July 2002, the Company completed a private offering of 2,895,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at an offering price of $3.50 per share. Each share of Series A Preferred Stock is convertible into two shares of common stock at any time after issuance and accrues dividends at 8% per annum payable in cash or additional shares of Series A Preferred Stock. In conjunction with the private offering, the Company issued to the placement agent warrants to purchase 1,158,000 shares of common stock with an exercise price of $1.93 per share. The warrants are exercisable immediately after grant and expire five years thereafter.

         During the year ended December 31, 2002, the Company issued an additional 143,507 shares of Series A Preferred Stock in lieu of cash for payment of dividends on the Series A Preferred Stock totaling $502,661.

Working Capital

         As of December 31, 2002, the Company had a cash balance of $4,244,640. As of March 25, 2003, the Company had a cash balance of approximately $1.4 million. The Company does not have any credit facilities with which to fund ongoing working capital needs. As of March 25, 2003, the Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2003. The Company needs to raise additional capital within the next three months in order to have sufficient working capital to continue as a going concern. The short-term and long-term viability of the Company are dependent upon successful operation of its business and its ability to raise substantial additional debt and equity within the near future.

         The Company has adopted a plan of financing in order to raise additional capital.

         Inflation did not have a significant impact on the Company's results during the year ended December 31, 2002.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Company incorporates herein by reference information regarding directors and executive officers from the Company's definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

         The Company incorporates herein by reference information regarding executive compensation from the Company's definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates herein by reference information regarding security ownership of certain beneficial owners and management from the Company's definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates herein by reference information regarding certain relationships and related transactions from the Company's definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

         EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
         -----------                -------------------------
         3.1               Certificate of Incorporation (incorporated by
                           reference to Exhibit 3.1 of the Registrant's From
                           10-K for the fiscal year ended December 31, 1991)

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the fiscal year ended
                           December 31, 1991)

         4.1 Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.4 of the Registrant's Form
                           10-KSB for the fiscal year ended December 31, 2001)

         10.1*             2001 Stock Option and Stock Appreciation Rights Plan

         10.2*             Employment Agreement dated August 10, 2001 between
                           Isolagen, Inc. and Olga Marko

         10.3*             Employment Agreement dated August 10, 2001 between
                           Isolagen, Inc. and William K. Boss, as amended on
                           February 28, 2002

         10.4*             2003 Stock Option and Stock Appreciation Rights Plan

         21.1              List of Subsidiaries

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

         *Indicated management compensatory plan, contract or arrangement.

(b) REPORTS ON FORM 8-K. During the quarter ended December 31, 2002, the Company filed no reports on Form 8-K:

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

         Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Isolagen, Inc.
-------------

By:      /s/ Jeffrey W. Tomz
   ---------------------------------------
Jeffrey W. Tomz, Chief Financial Officer
and Principal Accounting Officer

Date: March 27, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                              Title                           Date
---------                              -----                           ----
/s/ Frank DeLape               Chairman of the Board                   March 27, 2003
---------------------------
Frank DeLape

/s/ William K. Boss, Jr.       Vice Chairman of the Board              March 27, 2003
---------------------------
William K. Boss, Jr.

/s/ Michael Macaluso           Chief Executive Officer and Director    March 27, 2003
---------------------------
Michael Macaluso

/s/ Michael Avignon            Director                                March 27, 2003
---------------------------
Michael Avignon

/s/ Jeffrey W. Tomz            Chief Financial Officer                 March 27, 2003
---------------------------
Jeffrey W. Tomz

/s/ Steven Morrell             Director                                March 27, 2003
---------------------------
Steven Morrell

/s/ Ashley Smith               Director                                March 27, 2003
---------------------------
Ashley Smith

/s/ Ralph De Martino           Director                                March 27, 2003
---------------------------
Ralph De Martino

                                 CERTIFICATIONS

I, Michael Macaluso, certify that:

1. I have reviewed this annual report on Form 10-KSB of Isolagen, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

By: /s/ Michael Macaluso
Chief Executive Officer
(Principal Executive Officer)

I, Jeffrey W. Tomz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Isolagen, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

By:/s/ Jeffrey W. Tomz
Chief Financial Officer
(Principal Financial Officer)

                                 Isolagen, Inc.
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                                                    PAGE
                                                                                                    ----
Report of Independent Public Accountants.............................................................F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001.........................................F-3
Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001...........................................................................F-4
Consolidated Statements of Shareholders' Equity
From inception to December 31, 2002................................................................F-5-8
Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001...........................................................................F-9
Notes to Consolidated Financial Statements.......................................................F-10-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Isolagen, Inc.

We have audited the accompanying consolidated balance sheets of Isolagen, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isolagen, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





March 12, 2003
Pannell Kerr Forster of Texas, P.C.
Houston, Texas

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                             December 31,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
                                        ASSETS

Current assets
   Cash and cash equivalents                                         $  4,244,640      $  1,380,824
   Inventory                                                              138,910              --
   Accounts receivable, net of allowance for doubtful accounts             40,204             1,067
   Other receivables                                                      153,583              --
   Prepaid expenses                                                       284,557              --
                                                                     ------------      ------------
         Total current assets                                           4,861,894         1,381,891
                                                                     ------------      ------------

Property and equipment, net                                             2,159,913             7,357

Other assets                                                              235,857           174,666
                                                                     ------------      ------------

Total assets                                                         $  7,257,664      $  1,563,914
                                                                     ------------      ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                  $  1,881,236      $    208,196
   Accrued expenses                                                       112,224            23,318
   Deferred revenue                                                        57,274           280,000
                                                                     ------------      ------------
         Total current liabilities                                      2,050,734           511,514
                                                                     ------------      ------------

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 5,000,000
     shares authorized                                                      3,039              --
   Common stock, $.001 par value; 50,000,000
     shares authorized                                                     15,228            15,190
   Additional paid-in capital                                          14,839,499         5,166,205
   Other comprehensive income                                              13,875              --
   Accumulated deficit during development stage                        (9,664,711)       (4,128,995)
                                                                     ------------      ------------
         Total shareholders' equity (deficit)                           5,206,930         1,052,400
                                                                     ------------      ------------
Total liabilities and shareholder's equity                           $  7,257,664      $  1,563,914
                                                                     ------------      ------------


The accompanying notes are an integral part of these statements

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                             Cumulative
                                                                                             Period from
                                                                                             December 28,
                                                            For the Year Ended              1995 (date of
                                                               December 31,                 inception) to
                                                      -------------------------------       December 31,
                                                          2002               2001               2002
                                                      ------------       ------------       ------------
Revenues
   Sales                                              $     50,991       $     25,482       $  1,441,105
   License fees                                             40,000             80,000            260,000
                                                      ------------       ------------       ------------
       Total revenues                                       90,991            105,482          1,701,105

Cost of sales                                               35,133             17,891            437,592
                                                      ------------       ------------       ------------

       Gross profit                                         55,858             87,591          1,263,513

Selling, general and administrative expenses             5,330,026          1,493,819         10,375,223
                                                      ------------       ------------       ------------

       Operating loss                                   (5,274,168)        (1,409,228)        (9,111,710)

Other income (expense)
   Interest income                                         208,692                 17            237,089
   Other income                                             32,421               --               32,421
   Loss on disposal of asset                                  --               (8,222)            (8,222)
   Interest expense                                           --              (82,015)          (311,628)
                                                      ------------       ------------       ------------
       Net loss                                       $ (5,033,055)      $ (1,496,448)      $ (9,162,050)
                                                      ------------       ------------       ------------

Per share information
   Net loss per common share - basic and diluted      $       (.33)      $       (.20)      $      (1.81)
                                                      ------------       ------------       ------------

Weighted average number of basic and diluted
   common shares outstanding                            15,205,554          7,618,947          5,071,594
                                                      ------------       ------------       ------------



      The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Shareholders' Equity

                              Series A Preferred Stock         Common Stock
                             -------------------------    ------------------------
                               Number                       Number                     Additional
                                 of                           of                        Paid-In
                               Shares        Amount         Shares         Amount       Capital
                             -----------    --------      ----------      --------    -----------

Issuance of common stock
   for cash on 12/28/95           -         $   -             82,000      $   820     $     -

Issuance of common stock
   for cash on 11/7/96            -             -                400            4        49,996

Issuance of common stock
   for ash on 11/29/96            -             -                 80            1         9,999

Issuance of common stock
   for ash on 12/19/96            -             -                240            2        29,998

Issuance of common stock
   for cash on 12/26/96           -             -                400            4        49,996

Net loss                          -             -                -            -              -
                               --------     -------         --------      -------     ---------

Balance, 12/31/96                 -         $   -             83,120      $   831     $ 139,989

Issuance of common stock
  for cash on 12/27/97            -             -                760            8        94,992

Issuance of common stock
  for Services on 9/1/97          -             -                400            4        36,256

Issuance of common stock
  for Services on 12/28/97        -             -             10,305          103        10,152

Net loss                          -             -                -            -             -
                               --------     -------         --------      -------     ---------

Balance, 12/31/97                 -         $   -             94,585      $   946     $ 281,389


                             Accumulated                         Treasury Stock
                               Deficit                        ----------------------       Total
                               During            Other         Number                   Shareholders'
                             Development     Comprehensive       of                        Equity
                                Stage           Income         Shares       Amount        (Deficit)
                             -----------    --------------    ---------    ---------    -------------
Issuance of common stock
   for cash on 12/28/95       $     -        $    -                -       $   -        $       820

Issuance of common stock
   for cash on 11/7/96              -             -                -           -             50,000

Issuance of common stock
   for ash on 11/29/96              -             -                -           -             10,000

Issuance of common stock
   for ash on 12/19/96              -             -                -           -             30,000

Issuance of common stock
   for cash on 12/26/96             -             -                -           -             50,000

Net loss                       (270,468)          -                -           -           (270,468)
                              ---------      --------         --------     --------     -----------

Balance, 12/31/96             $(270,468)     $    -                -       $   -        $  (129,648)

Issuance of common stock
  for cash on 12/27/97              -             -                -           -             95,000

Issuance of common stock
  for Services on 9/1/97            -             -                -           -             36,260

Issuance of common stock
  for Services on 12/28/97          -             -                -           -             10,255

Net loss                        (52,550)          -                -           -            (52,550)
                              ---------      --------         --------     --------     -----------

Balance, 12/31/97             $(323,018)     $    -                -       $   -        $   (40,683)

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                              Series A Preferred Stock         Common Stock
                             -------------------------    ------------------------
                               Number                       Number                     Additional
                                 of                           of                        Paid-In
                               Shares        Amount         Shares         Amount       Capital
                             -----------    --------      ---------       --------    -----------

Issuance of common stock
  for cash on 8/23/98            -         $   -                160      $     2     $  20,065

Repurchase of common             -             -                -           -              -
stock on 9/29/98                 -             -

Net loss                         -             -                -           -              -
                            ----------     -------       ----------      -------     ---------

Balance, 12/31/98                -         $   -             94,745      $   948     $ 301,454

Issuance of common stock
  for cash on 9/10/99            -             -              1,884           19       149,981

Net loss                         -             -                -           -              -
                            ----------     -------       ----------      -------     ---------


Balance, 12/31/99                -         $   -             96,629      $   967     $ 451,435

Issuance of common stock
   for cash on 1/18/00           -             -              1,923           19         1,904

Issuance of common
   stock for Services
   on 3/1/00                     -             -              2,465           25           -

Issuance of common
   stock for Services
   on 4/4/00                     -             -                996           10           -

Net loss                         -             -                -           -              -
                            ----------     -------       ----------      -------     ---------


Balance, 12/31/00                -         $   -            102,013      $1,021      $ 453,339


                             Accumulated                         Treasury Stock
                               Deficit                        ----------------------       Total
                               During            Other         Number                   Shareholders'
                             Development     Comprehensive       of                        Equity
                                Stage           Income         Shares       Amount        (Deficit)
                             -----------    --------------    ---------    ---------    -------------

Issuance of common stock
  for cash on 8/23/98       $      -       $     -                -       $   -        $    20,067

Repurchase of common
  stock on 9/29/98                 -             -              2,400      (50,280)        (50,280)

Net loss                       (195,675)         -                -           -           (195,675)
                            -----------    ---------         --------     --------     -----------

Balance, 12/31/98           $  (518,693)   $     -              2,400     $(50,280)    $  (266,571)

Issuance of common stock
  for cash on 9/10/99              -             -                -           -            150,000

Net loss                     (1,306,778)         -                -           -         (1,306,778)
                            -----------    ---------         --------     --------     -----------


Balance, 12/31/99           $(1,825,471)   $     -              2,400     $(50,280)    $(1,423,349)

Issuance of common stock
   for cash on 1/18/00             -             -                -           -              1,923

Issuance of common
   stock for Services              -             -                -           -                 25
   on 3/1/00

Issuance of common
   stock for Services              -             -                -           -                 10
   on 4/4/00

Net loss                       (807,076)         -                -           -           (807,076)
                            -----------    ---------         --------     --------     -----------


Balance, 12/31/00           $(2,632,547)   $     -              2,400     $(50,280)    $(2,228,467)


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)


                              Series A Preferred Stock            Common Stock
                             -------------------------       ------------------------
                               Number                          Number                     Additional
                                 of                              of                        Paid-In
                               Shares         Amount           Shares         Amount       Capital
                             ---------      ----------       ---------       --------    -----------
Issuance of common stock
  for services on 7/1/01         -           $   -            5,632           $    56     $     -

Issuance of common stock
  for services on 7/1/01         -               -            4,485                45           -

Issuance of common stock
  for capitalization of
  accrued salaries
   on 8/10/01                    -               -            2,512                25        328,100

Issuance of common stock
  for conversion of
  convertible debt
   on 8/10/01                    -               -           62,791               628      1,610,718

Issuance of common stock
  for conversion of
  convertible shareholder
  notes payable
   on 8/10/01                    -               -            7,498                75        135,592

Issuance of common stock
  for bridge financing
   on 8/10/01                    -               -           10,776               108           -

Reverse acquisition and
  recapitalization effective
   8/10/01                       -               -       13,100,217            11,339      (110,166)

Issuance of common stock
  for cash on 8/10/01            -               -        1,346,669             1,347      2,018,653

Issuance of common stock
  for services on 8/10/01        -               -           60,000                60           -

Issuance of common stock for
   cash on 8/28/01               -               -           26,667                26         39,974

Issuance of common stock
  for services on 9/30/01        -               -          314,370               314        471,241


                             Accumulated                         Treasury Stock
                               Deficit                        ----------------------       Total
                               During            Other         Number                   Shareholders'
                             Development     Comprehensive       of                        Equity
                                Stage           Income         Shares       Amount        (Deficit)
                             -----------    --------------    ---------    ---------    -------------
Issuance of common stock
  for services on 7/1/01     $      -       $     -                -       $   -        $        56

Issuance of common stock
  for services on 7/1/01            -             -                -           -                 45

Issuance of common stock
  for capitalization of
  accrued salaries
   on 8/10/01                       -             -                -           -            328,125

Issuance of common stock
  for conversion of
  convertible debt
   on 8/10/01                       -             -                -           -          1,611,346

Issuance of common stock for
  for conversion of
  convertible shareholder
notes payable
   on 8/10/01                       -             -                -           -            135,667

Issuance of common stock
  for bridge financing
   on 8/10/01                       -             -                -           -                108

Reverse acquisition and
  recapitalization effective
   8/10/01                          -             -             (2,400)      50,280         (48,547)

Issuance of common stock
  for cash on 8/10/01               -             -                -           -          2,020,000

Issuance of common stock
  for services on 8/10/01           -             -                -           -                 60

Issuance of common stock for
   cash on 8/28/01                  -             -                -           -             40,000

Issuance of common stock
  for services on 9/30/01           -             -                -           -            471,555

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                              Series A Preferred Stock         Common Stock
                             -------------------------    ------------------------
                               Number                       Number                     Additional
                                 of                           of                        Paid-In
                               Shares        Amount         Shares         Amount       Capital
                             ----------     --------      ---------       --------    -----------
Issuance of common stock
  for services on 11/1/01          -         $   -            145,933    $    146     $  218,754

        Net loss                   -             -                -         -               -
                              ---------      -------       ----------    --------     ----------

Balance, 12/31/01                  -         $   -         15,189,563    $ 15,190     $5,166,205

Issuance of preferred stock
  for cash on 4/26/02            905,000         905              -         -          2,817,331

Issuance of preferred stock
  for cash on 5/16./02           890,250         890              -         -          2,772,239

Issuance of preferred stock
  for cash on 5/31/02            795,000         795              -         -          2,473,380

Issuance of preferred stock
  for cash on 6/28/02            229,642         230              -         -            712,991

Issuance of preferred stock
  for cash on 7/15/02             75,108          75              -         -            233,886

Issuance of common stock
  for cash on 8/1/02               -             -             38,400          38         57,562

Issuance of warrants
  for services on 9/06/02          -             -                -         -            103,388

Issuance of preferred stock
  for dividends                  143,507         144              -         -            502,517

Comprehensive income:

  Net loss                         -             -                -         -               -

Other comprehensive income,
  foreign currency
  translation adjustment           -             -                -         -               -


  Comprehensive loss               -             -                -         -               -
                              ---------      -------       ----------    --------     -----------

Balance, 12/31/02             3,038,507      $ 3,039       15,227,963    $ 15,228     $14,839,499
                              ----------     -------       ----------    --------     -----------

                             Accumulated                         Treasury Stock
                               Deficit                        ----------------------       Total
                               During            Other         Number                   Shareholders'
                             Development     Comprehensive       of                        Equity
                                Stage           Income         Shares       Amount        (Deficit)
                             -----------    --------------    ---------    ---------    -------------
Issuance of common stock
  for services on 11/1/01    $      -        $     -               -       $   -        $   218,900

        Net loss              (1,496,448)          -               -           -         (1,496,448)
                             -----------     ---------        --------     --------     -----------

Balance, 12/31/01            $(4,128,995)    $     -               -       $   -        $ 1,052,400

Issuance of preferred stock
  for cash on 4/26/02               -              -               -           -          2,818,236

Issuance of preferred stock
  for cash on 5/16./02              -              -               -           -          2,773,129

Issuance of preferred stock
  for cash on 5/31/02               -              -               -           -          2,474,175

Issuance of preferred stock
  for cash on 6/28/02               -              -               -           -            713,221

Issuance of preferred stock
  for cash on 7/15/02               -              -               -           -            233,961

Issuance of common stock
  for cash on 8/1/02                -              -               -           -             57,600

Issuance of warrants
  for services on 9/06/02           -              -               -           -            103,388

Issuance of preferred stock
  for dividends                 (502,661)          -               -           -               -

Comprehensive income:

  Net loss                    (5,033,055)          -               -           -         (5,033,055)

Other comprehensive income,
  foreign currency
  translation adjustment            -           13,875             -           -             13,875
                                                                                        -----------

  Comprehensive loss                -              -               -           -         (5,019,180)
                             -----------     ---------        --------     --------     -----------

Balance, 12/31/02            $(9,664,711)    $  13,875             -       $   -        $(5,206,930)
                             -----------     ---------        --------     --------     -----------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                         Cumulative
                                                                                                         Period from
                                                                                                        December 28,
                                                                       For the Year Ended               1995 (date of
                                                                          December 31,                  inception) to
                                                             --------------------------------------     December 31,
                                                                  2002                 2001                 2002
                                                             -------------         ------------         ------------
Cash flows from operating activities
   Net loss                                                  $  (5,033,055)        $ (1,496,448)        $ (9,162,050)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                            157,704              788,970            1,209,783
       Depreciation                                                 99,812               15,368              167,529
       Loss on sale of property and equipment                        -                    8,222                8,222
       Change in operating assets and liabilities:
         Decrease (increase) in accounts receivable                (39,137)               1,288              (40,204)
         Increase in other receivables                            (153,583)                                 (153,583)
         Increase in inventory                                    (138,910)                -                (138,910)
         Increase in prepaid expenses                             (284,557)                -                (284,557)
         Decrease (increase) in other assets                      (115,507)              25,420             (115,507)
         Increase in accounts payable                            1,673,040               59,932            1,881,236
         Increase in accrued expenses                               88,906               13,045              112,224
         Increase (decrease) in deferred revenue                  (222,726)             (80,000)              57,274
                                                             -------------         ------------         ------------

           Net cash used in operating activities                (3,968,013)            (664,203)          (6,458,543)
                                                             -------------        -------------        -------------

Cash flows from investing activities
   Purchase of property and equipment                           (2,252,368)                -              (2,336,664)
   Proceeds from the sale of property
     and equipment                                                   -                    1,000                1,000
                                                             -------------        -------------        -------------

           Net cash provided by (used in)                       (2,252,368)               1,000           (2,335,664)
                                                             -------------        -------------        -------------
              operating activities

Cash flows from financing activities
   Proceeds from convertible debt                                    -                     -               1,450,000
   Proceeds from notes payable to shareholders                       -                   30,000              135,667
   Proceeds from the issuance of preferred stock                 9,012,722                 -               9,012,722
   Proceeds from the issuance of common stock                       57,600            2,060,000            2,525,410
   Merger and acquisition expenses                                   -                  (48,547)             (48,547)
   Repurchase of common stock                                        -                     -                 (50,280)
                                                             -------------        -------------        -------------

           Net cash provided by financing activities             9,070,322            2,041,453           13,024,972
                                                             -------------        -------------        -------------

Effect of exchange rate changes on cash balances                    13,875                 -                  13,875

Net increase in cash and cash equivalents                        2,863,816            1,378,250            4,244,640

Cash and cash equivalents, beginning of period                   1,380,824                2,574                 -
                                                             -------------        -------------         ------------

Cash and cash equivalents, end of period                     $   4,244,640         $  1,380,824         $  4,244,640
                                                             -------------         ------------         ------------

Supplemental cash flow information:
   Cash paid for interest                                    $       -             $      1,020         $    150,283
                                                             -------------         ------------         ------------




The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION

         Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation ("Isolagen" or the "Company") is the parent company of Isolagen Technologies, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Isolagen Technologies"). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Europe"). Isolagen Technologies is the parent company of Isolagen Australia Pty Limited, a company organized under the laws of the Australia and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Australia"). The common stock, par value $0.001 per share, of the Company ("Common Stock") is traded on the American Stock Exchange ("AMEX") under the symbol "ILE."

         Isolagen is a Houston, Texas based biotechnology company which has developed a patented process for the propagation of autologous cells to be used to stimulate a patient's own collagen and elastin production (the "Isolagen Process"). Autologous cells are a patient's own cells taken from a small skin sample. From such sample millions of cells are grown and then injected into the patient to correct and reduce the normal effects of aging like wrinkles, laugh lines, smokers lines, fine lines and all types of depressed scars. The procedure is minimally invasive and non-surgical.

         In 1995, Isolagen Technologies began treating a small percentage of patients with the Isolagen Process to correct defects (e.g., wrinkles, depressions and scarring) in the patient's face. Between 1995 and 1999, approximately 200 doctors utilized the Isolagen Process on approximately 963 patients with positive results. In 1997, the FDA began regulating the science of biologics. Biologics, in contrast to drugs that are chemically synthesized, are derived from living sources (such as humans, animals, and microorganisms) like the Isolagen Process. In 1995, when Isolagen Technologies began operations, the FDA had no regulations governing this area of biologics. After reviewing the new regulations and seeking the advice of consultants, Isolagen concluded that the use of the Isolagen Process in cosmetic applications did not require the approval of the FDA. In 1999, Isolagen Technologies filed a request for authorization from the FDA to administer an investigational drug or biological product to humans (referred to herein as an "IND"). Such authorization must be secured prior to commercialization of any new drug or biological product. The FDA placed the IND on clinical hold until Isolagen Technologies' manufacturing processes and procedures were changed to meet these new biologics standards, and FDA approval is obtained. In April 2002, the FDA released Isolagen's IND and clinical trial negotiations are underway.

         As a result, a 397 patient retrospective study has been completed. The results demonstrated both safety and efficacy as Phase II data. Using Isolagen Technologies recently completed cGMP laboratory facility in Houston, Texas, several studies are taking place. These include: dosage management, dental application relating to gum and bone, cosmetic correction and scarring. They are operational under currently active INDs with the FDA. The Company anticipates that these INDs are scheduled for License Application (approval) by the FDA in 2003, although there can be no assurance that such approval will be obtained or obtained on a timely basis.

         The Company's goal is to become the industry leader in the research, development and commercialization of the Isolagen Process and the use of autologous cellular systems ("ACS") which stimulate a patient's own collagen production. The Company is also pursuing, through Isolagen Europe, commercial operations in the UK and is pursuing commercial operations through subsidiaries, joint ventures or license arrangements in Australia, South Korea, Hong Kong, Brazil, Mexico and elsewhere. The Company is investigating regulatory and other requirements in these countries and evaluating markets and potential joint venture partners and licensees.

         Through December 31, 2002, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its UK operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2003. The Company will finance its operations primarily through its existing cash, future financing and revenues.

         The Company's ability to operate profitably under its current business plan is largely contingent upon its success in obtaining further sources of debt and equity capital, prompt regulatory approval to sell its products and upon its continued expansion. The Company will require additional capital in the future to expand its operations. No assurance can be given that the Company will be able to obtain any such additional capital, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company's ultimate capital needs and to support the Company's growth. If adequate capital cannot be obtained on satisfactory terms, the Company's operations could be negatively impacted.

         If the Company achieves growth in its operations in the next few years, such growth could place a strain on its management, administrative, operational and financial infrastructure. The Company's ability to manage its operations and growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures. In addition, the Company may find it necessary to hire additional management, financial and sales and marketing personnel to manage the Company's expanding operations. If the Company is unable to manage this growth effectively and successfully, the Company's business, operating results and financial condition may be materially adversely affected.

         As of December 31, 2002, the Company had a cash balance of $4,244,640. As of March 25, 2003, the Company had a cash balance of approximately $1.4 million. The Company does not have any credit facilities with which to fund ongoing working capital needs. As of March 25, 2003, the Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2003 The Company needs to close a financing transaction within the next three months to have sufficient working capital until December 31, 2003. In the event such a financing transaction is not successful, the Company may need to pursue alternative funding sources such as temporary bridge financing to meet its cash flow needs or curtail its plan of operations to preserve its available cash for fiscal 2003. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

Acquisition and Merger

         On August 10, 2001, Isolagen Technologies consummated a merger with American Financial Holdings, Inc. ("AFH") and Gemini IX, Inc. ("Gemini"). Pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among the Company, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), Isolagen Technologies, a Delaware corporation, Gemini, a Delaware corporation, and William J Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen (the "Merger Agreement"), the Company acquired in a privately negotiated transaction 100% of the issued and outstanding capital stock of Isolagen Technologies. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the "Merger"), and Isolagen Technologies was the surviving corporation of the Merger. AFH was a non-operating, public shell company with limited assets. Consequently, the substance of the merger transaction was a capital transaction rather than a business combination. The transaction was equivalent to the issuance of stock by AFH for the net assets of the Company and Gemini, accompanied by a recapitalization and private placement of common stock of AFH. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded. The Company issued an aggregate of 9,756,372 shares of restricted common stock, par value $0.001 per share, of the Company ("Common Stock") as consideration for the Merger, to retire certain debts of Isolagen Technologies and in connection with certain bridge loans of Isolagen Technologies.

         Prior to the Merger, Isolagen had no active business and was seeking funding to begin U.S. Food and Drug Administration ("FDA") trials of the Isolagen Process.

         Simultaneous with the Merger, the Company sold 1,346,669 shares of restricted common stock to certain accredited investors in a private placement transaction. The consideration paid by such investors for the shares of Common Stock aggregated $2,020,000 in transactions exempt from the registration requirements of the Securities Act. The net cash proceeds of this private placement were used to fund Isolagen's research and development projects and the initial FDA trials of the Isolagen Process, to explore the viability of entering foreign markets, to provide working capital and for general corporate purposes. Additionally, $1,450,000 principal of Company debt and approximately $625,000 of accrued liabilities were converted to equity. On November 13, 2001 the Company changed its name to Isolagen, Inc.

Basis of Presentation

         The financial statements presented include the consolidated balance sheet of Isolagen, Inc. and its wholly-owned subsidiaries at December 31, 2002 and 2001 and the consolidated statements of operations and cash flows for Isolagen, Inc. and its wholly-owned subsidiaries for the year ended December 31, 2002. The consolidated statements of operations and cash flows for the year ended December 31, 2001 include Isolagen Technologies, Inc. for this period and Isolagen, Inc. for the period from August 10, 2001 through December 31, 2001.

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

         The products developed by the Company require approvals from the United States FDA or other international regulatory agencies prior to commercial sales. There can be no assurance that all of the Company's products will receive the necessary approvals. If the Company was denied such approvals or such approvals were delayed, it may have a material adverse impact on the Company.

Inventory

         Inventory primarily consists of raw materials used in the Isolagen Process. Inventory is stated at the lower of cost or market and cost is determined by the weighted average method.

Property and equipment

         Property and equipment, consisting primarily of lab equipment, computer equipment, leasehold improvements, and office furniture and fixtures is carried at cost less accumulated depreciation. Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of three to five years subject to half year convention. Leasehold improvements are amortized using the straight-line method over the remaining life of the lease. The cost of repairs and maintenance is charged against income as incurred.

Earnings per share data

         Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share for years in which it incurred net losses as the effect of potentially dilutive shares from convertible debt is antidilutive.

         Shares of Isolagen common stock outstanding prior to the Merger were deemed converted to its equivalent shares of the Company's common stock using a conversion factor as defined in the Merger Agreement.

Stock-based compensation

         The Company accounts for its stock-based compensation under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25"), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following the provisions of APB No. 25.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of Statement 123, requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results. While Isolagen continues to utilize the disclosure-only provisions of SFAS No. 123, the Company has modified its disclosures to comply with the new statement. See Note 6.

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

Revenue recognition

         The Company recognizes revenue from product sales when goods are shipped and the risk of loss transfers to the customer. Revenue from licenses and other upfront fees are recognized on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Any amounts received in advance of performance are recorded as deferred revenue. The Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. The Company believes, relative to sales of the Isolagen Process, that all of these conditions are met at the time of shipment.

Foreign Currency Translation

         The financial position and results of operations of the Company's foreign subsidiaries are generally determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in earnings and have not been material in any one year.

Comprehensive Income

         Comprehensive income encompasses all changes in equity other than those with stockholders and consists of net earnings and foreign currency translation adjustments. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Research and development expenses

         Research and development include direct costs, research-related overhead, and costs associated with improved process science, manufacturing and cost reduction are charged to operations as incurred.

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

Recent accounting pronouncements

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of Statement 123, requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results. While Isolagen continues to utilize the disclosure-only provisions of SFAS No. 123, the Company has modified its disclosures to comply with the new statement. See Note 6.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is comprised of:

                                                                      December 31,
                                                             -----------------------------
                                                                2002               2001
                                                             ----------         ----------
           Lab Equipment                                     $  682,640         $   52,454
           Computer Equipment                                   333,826              6,326
           Office furniture and fixtures                         20,536
           Leasehold Improvements                             1,274,146               -
                                                             ----------         ----------
                                                              2,311,148             58,780

           Less: Accumulated depreciation                      (151,235)           (51,423)
                                                             ----------         ----------
           Property and equipment, net                       $2,159,913         $    7,357
                                                             ----------         ----------

NOTE 4 - FEDERAL INCOME TAXES

         The components of the Company's deferred tax assets at December 31, 2002 and 2001 are as follows:

                                                                     December 31,
                                                            ----------------------------
                                                                2002             2001
                                                            -----------      -----------
           Deferred tax assets:
              Loss carryforwards                            $ 4,467,456      $ 3,007,506

           Deferred tax liabilities:
              Deferred revenue                                  (19,473)         (95,200)
                                                            -----------      -----------

                                                              4,447,983        2,912,306

           Less: Valuation allowance                         (4,447,983)      (2,912,306)
                                                            -----------      -----------
                                                            $      -         $     -
                                                            -----------      -----------

         As of December 31, 2002, the Company had generated NOLs of approximately $13,100,000 available to reduce future income taxes. These carryforwards begin to expire in 2003. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Additionally, because federal tax laws limit the time during which the NOLs may be applied against future taxes, the Company may not be able to take full advantage of the NOLs to reduce future income taxes if it fails to generate taxable income prior to expiration of the NOLs. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2002 and 2001. The valuation allowance increased $1,535,677 during 2002 due to the Company's current period net loss.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

         The Company leases office, warehouse and laboratory facilities in London, England and Sydney, Australia under third party non-cancelable operating leases through 2010. Future minimum lease commitments at December 31, 2002 are as follows:

      YEAR ENDED
     DECEMBER 31
     -----------
         2003                                                $   226,150
         2004                                                    219,778
         2005                                                    149,684
         2006                                                    149,684
         2007                                                    149,684
         Thereafter                                              636,154
                                                             -----------
         Total                                               $ 1,531,134
                                                             -----------

For the year ended December 31, 2002, rental expense totaled $105, 206.

         Certain officers of the Company provide office space and laboratory facilities at no charge until August 2003. Beginning September 2003, the lease rate will be approximately $1.80 per month per square foot.

License agreement

         Effective July 1, 2000, the Company granted exclusive rights to develop and market its technologies and products within Japan. Should the development efforts result in a marketable product, the Company will receive royalties based on product sales. Upon execution of the license agreement, the Company received an initial up-front fee of $400,000 which was deferred and will be recognized on a ratable basis over the five year term of the agreement. For the years ended December 31, 2002 and 2001, the Company recognized $40,000 and $80,000, respectively, of contract revenues pursuant to this agreement.

         During 2002, the Company began negotiations to revoke the license agreement. As a result, the Company reclassified to a payable the remaining deferred revenue totaling $240,000 and accrued an additional $160,000 in anticipation of a settlement totaling approximately $400,000.

Employment Agreements

         The Company has entered into employment agreements with Olga Marko, William K. Boss, Jr., Brian Whitley, Robert E. Tompkins and Vaughan Clift.

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

         Mr. Whitley entered into an employment agreement with the Company, dated September 1, 2001, for a term of sixty (60) months at an annual base salary as follows: (a) $4,000 per month for September 2001 through December 2001; and (b) $10,000 per month for months subsequent to December 31, 2001. Mr. Whitley is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated by the Company without cause, Mr. Whitley will be entitled to a three month severance payment. Mr. Whitley left the employment of the Company in March 2003.

         Mr. Tompkins entered into an employment agreement with the Company, dated September 17, 2001, for a term of thirty-six (36) months at an annual base salary of $90,000. Mr. Tompkins is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated by the Company without cause, Mr. Tompkins will be entitled to a two month severance payment. Mr. Tompkins left the employment of the Company in September 2002. All amounts related to his separation of employment are reflected in the 2002 statement of operations.

         Mr. Clift entered into an employment agreement with the Company, dated May 28, 2002, for a term of thirty-six (36) months at an annual base salary of $175,500. Mr. Clift is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated by the Company without cause, Mr. Clift will be entitled to a two (2) month severance payment.

Consulting agreement

         Effective August 20, 2001, the Company entered into an agreement with Cato Research Ltd. to provide drug development, regulatory advisory and other services. Pursuant to the terms of the agreement, the Company issued 133,333 shares of restricted common stock with an assigned value of $200,000 as a retainer fee, which was capitalized as a prepaid expense. As services are rendered, 80% of the invoiced amount is payable in cash with the remaining 20% payable through a reduction in the retainer fee. At December 31, 2002 and 2001, $120,350 and $174,666, respectively, was capitalized as other assets related to this agreement.

         In addition, the agreement includes a special incentive performance arrangement. In the event the Company receives FDA approval on or before August 20, 2003 as a result of the consulting services, the Company will issue 250,000 restricted common shares as an incentive bonus. If the regulatory approval is received after August 20, 2003, but before February 20, 2004, the Company will issue 100,000 restricted shares as an incentive bonus. On August 19, 2002, the agreement was amended to revoke the special incentive performance arrangement.

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

NOTE 6 -   EQUITY, STOCK PLAN AND WARRANTS

Series A Convertible Preferred Stock

         In July 2002, the Company completed a private offering of 2,895,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at an offering price of $3.50 per share. Each share of Series A Preferred Stock is convertible into two shares of common stock at any time after issuance and accrues dividends at 8% per annum payable in cash or additional shares of Series A Preferred Stock. In conjunction with the private offering, the Company issued to the placement agent warrants to purchase 1,158,000 shares of common stock with an exercise price of $1.93 per share. The warrants are exercisable immediately after grant and expire five years thereafter.

         During the year ended December 31, 2002, the Company issued an additional 143,507 shares of Series A Preferred Stock in lieu of cash for payment of dividends on the Series A Preferred Stock totaling $502,661.

2001 Stock Option and Stock Appreciation Rights Plan

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

         As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Stock Plan. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the terms are fixed and the exercise price equals or exceeds the fair market value of the underlying stock on the grant date.

         Information regarding the options and warrants granted in 2002 and 2001 is as follows:

                                              YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                      OPTIONS                        WARRANTS
                                              ------------------------        -----------------------
                                                 2002          2001             2002            2001
                                              ---------      ---------        ---------       -------
     Outstanding, beginning of year           3,792,500           -             450,000          -
     Granted                                    698,000      3,792,500        1,533,000       450,000
     Exercised                                  (38,400)          -                -             -
     Expired or cancelled                      (200,000)          -            (450,000)         -
                                              ---------      ---------        ---------       -------

     Outstanding, end of year                 4,252,100      3,792,500        1,533,000       450,000
                                              ---------      ---------        ---------       -------
     Exercisable, end of year                   458,017          4,167        1,243,000          -
                                              ---------      ---------        ---------       -------
     Available for grant, end of year           509,500      1,207,500
                                              ---------      ---------

         The weighted average and warrant exercise price information for 2002 and 2001 is as follows:

                                                   YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                                           OPTIONS                              WARRANTS
                                                -----------------------------        -----------------------------
                                                   2002               2001              2002               2001
                                                ----------         ----------        ----------         ----------
     Outstanding, beginning of year               $ 2.70            $   -              $ 1.50            $   -
     Granted during the year                      $ 6.07            $ 2.70             $ 1.93            $ 1.50
     Exercised during the year                    $ 1.50            $   -              $   -             $   -
     Expired or cancelled during the year         $ 1.50            $   -              $ 1.50            $   -
     Outstanding at end of year                   $ 5.08            $ 2.70             $ 2.05            $ 1.50
     Exercisable at end of year                   $ 2.08            $    -             $ 1.94            $ 1.50

         Significant option and warrant groups outstanding at December 31, 2002, and related weighted average exercise price and life information is as follows:

                                                                                     WEIGHTED
                                 OPTIONS           WARRANTS                          EXERCISE        REMAINING
  GRANT DATE                   OUTSTANDING        OUTSTANDING       EXERCISABLE        PRICE       LIFE (YEARS)
----------------------------------------------------------------------------------------------------------------
September 2001                  2,975,000                -             124,750        $ 5.47            8.67
September 2001                     61,600                -              61,600        $ 1.50            8.71
October 2001                      340,000                -             140,000        $ 1.50            8.75
November 2001                     117,500                -              71,667        $ 2.40            8.83
December 2001                      60,000                -              60,000        $ 3.57            8.92
May 2002                          100,000                -                 -          $ 6.00            9.42
May 2002                          112,000                -                 -          $ 6.00            9.42
May 2002                          150,000                -                 -          $ 6.00            9.42
June 2002                          20,000                -                 -          $ 6.00            9.50
June 2002                          96,000                -                 -          $ 6.50            9.50
July 2002                            -              1,158,000        1,158,000        $ 1.93            4.50
September 2002                       -                375,000           75,000        $ 2.43           10.75
November 2002                     100,000              -                   -          $ 6.00            9.83
December 2002                     100,000              -                   -          $ 6.00            9.92
December 2002                      20,000              -                   -          $ 6.00            9.92

         The weighted average fair value at date of grant for options and warrants granted during 2002 and 2001 was $3.96 and $1.12, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                   YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2002                  2001
                                                              ----------            ----------
     Expected life (years)                                       6 years              6 years
     Interest rate                                                   4%                   4%
     Dividend yield                                                -                    -
     Forfeiture rate                                                 5%                   5%
     Volatility                                                    129%                  98%

         Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant date in 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                   YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                                2002                 2001
                                                           ---------------      ---------------
     Net loss - as reported                                 $ (5,033,055)        $ (1,496,448)
     Net loss - pro forma                                   $ (6,041,617)        $ (1,646,012)
     Net loss per share - as reported
       Basic and diluted                                    $       (.33)        $       (.20)
     Net loss per share - pro forma
       Basic and diluted                                    $       (.40)        $       (.22)

NOTE 7 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 22, 2001, the Company, then known as American Financial Holding, Inc. entered into a purchase agreement (the "Purchase Agreement") with Alyda Macaluso, Laura Avignon, and Lighthouse Capital Insurance Co. whereby the Company issued 15,000,000 shares of common stock (pre-split) and issued $150,000 of promissory notes to the purchasers for $300,000 in cash. Under the terms of the Purchase Agreement, the Company obtained shareholder approval for a 21:4 reverse stock split, which resulted in the 4,279,449 shares of common stock outstanding at December 31, 2000 being consolidated into 199,974 post-split shares. In addition, the 15,000,000 pre-split shares of common stock issued to the purchasers were consolidated into 700,935 post split shares and the $150,000 promissory notes were automatically converted into 2,299,065 post-split shares of common stock; thus bringing the total interest in the Company held by the purchasers to 3,000,000 post-split shares of common stock. Accordingly, the Purchase Agreement resulted in a change in control of the Company.

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

NOTE 8 - SUBSEQUENT EVENTS

Additional Financing

         The Company has adopted a plan of financing in order to raise additional capital.

2003 Stock Option and Appreciation Rights Plan

         On January 29, 2003, the Company's Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the "2003 Stock Plan"). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,500,000 shares of the Company's common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company's Board of Directors which has exclusion discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. The 2003 Stock Plan is subject to approval by a vote of the Company's stockholders at their next annual meeting.

Stock Options

         On February 25, 2003, the Company issued to certain officers options to purchase 920,000 shares of the of the Company's common stock at an exercise price of $4.50 per share. The options vest equally over a two year period from the grant date.

Intellectual Property Purchase Agreement

         Subsequent to December 31, 2002, the Company entered into an Intellectual Property Purchase Agreement to acquire two pending patent applications. As consideration, the Company issued the seller 100,000 shares of its Common Stock and royalty equal to (a) 5% of all revenues recognized by the Company or its Affiliates from commercial application of the Intellectual Property made, provided, distributed, sold or manufactured directly by the Company or its Affiliates, or (b) 25% of all revenues recognized by the Company or its Affiliates from licensing, sublicensing, transferring or selling the Intellectual Property to a third party, without offset or deduction for general and administrative or operating costs, subject to a total maximum royalty of $2 million.

                                 EXHIBIT INDEX


         EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
         -----------                -------------------------
         3.1               Certificate of Incorporation (incorporated by
                           reference to Exhibit 3.1 of the Registrant's From
                           10-K for the fiscal year ended December 31, 1991)

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the fiscal year ended
                           December 31, 1991)

         4.1 Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.4 of the Registrant's Form
                           10-KSB for the fiscal year ended December 31, 2001)

         10.1*             2001 Stock Option and Stock Appreciation Rights Plan

         10.2*             Employment Agreement dated August 10, 2001 between
                           Isolagen, Inc. and Olga Marko

         10.3*             Employment Agreement dated August 10, 2001 between
                           Isolagen, Inc. and William K. Boss, as amended on
                           February 28, 2002

         10.4*             2003 Stock Option and Stock Appreciation Rights Plan

         21.1              List of Subsidiaries

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

         *Indicated management compensatory plan, contract or arrangement.