Form 10-Q
period 2003-03-31
ISOLAGEN INC
filed 2003-05-15
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) [ ] Yes [X] No

As of May 14, 2003, issuer had 15,310,181 shares of issued and outstanding common stock, par value $0.001.

                                TABLE OF CONTENTS

                                                                                                                            PAGE
Part I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                           March 31, 2003 (unaudited) and December 31, 2002..........................................         1

                  Consolidated Statements of Operations
                           Three months ended March 31, 2003 (unaudited)
                           and March 31, 2002 (unaudited)............................................................         2

                  Consolidated Statements of Cash Flows
                           Three months ended March 31, 2003 (unaudited) and
                           March 31, 2002 (unaudited)................................................................         3

                  Notes to Unaudited Consolidated Financial Statements...............................................         4

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................................................         9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.........................................        13

Item 4.           Controls and Procedures............................................................................        13

Part II.          Other Information

Item 2.           Changes in Securities and Use of Proceeds..........................................................        13

Item 5.           Other Information..................................................................................        14

Item 6.           Exhibits and Reports...............................................................................        14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                   March 31,     December 31,
                                                                                     2003            2002
                                                                                 ------------    ------------
                                                                                 (unaudited)

                             ASSETS

Current assets
   Cash and cash equivalents                                                     $  1,352,584    $  4,244,640
   Accounts receivable, net of allowance for doubtful accounts                         77,381          40,204
   Inventory                                                                          250,807         138,910
   Other receivables                                                                  108,972         153,583
   Prepaid expenses                                                                   277,399         284,557
                                                                                 ------------    ------------

         Total current assets                                                       2,067,143       4,861,894
                                                                                 ------------    ------------

Property and equipment, net                                                         2,788,648       2,159,913

Intangible assets                                                                     540,000               -

Other assets                                                                           99,085         235,857
                                                                                 ------------    ------------

Total assets                                                                     $  5,494,876    $  7,257,664
                                                                                 ------------    ------------

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

   Accounts payable                                                              $  1,489,249    $  1,881,236
   Accrued expenses                                                                   398,245         112,224
   Deferred revenue                                                                   164,589          57,274
                                                                                 ------------    ------------

         Total current liabilities                                                  2,052,083       2,050,734

         Total liabilities                                                          2,052,083       2,050,734
                                                                                 ------------    ------------

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 5,000,000
     shares authorized                                                                  3,039           3,039
   Common stock, $.001 par value; 50,000,000
     shares authorized                                                                 15,311          15,228
   Additional paid-in capital                                                      15,352,357      14,839,499
   Other comprehensive income                                                          35,679          13,875
   Accumulated deficit during development stage                                   (11,963,593)     (9,664,711)
                                                                                 ------------    ------------

         Total shareholders' equity (deficit)                                       3,442,793       5,206,930
                                                                                 ------------    ------------

Total liabilities and shareholder's equity                                       $  5,494,876    $  7,257,664
                                                                                 ------------    ------------

The accompanying notes are an integral part of these statements.               1

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                     Cumulative
                                                                                    Period from
                                                                                    December 28,
                                                      Three Months Ended           1995 (date of
                                                           March 31,               inception) to
                                                   ----------------------------      March 31,
                                                       2003            2002            2003
                                                   ------------    ------------    ------------
Revenues
Sales                                              $        371    $      2,518    $  1,441,476
License fees                                                  -          20,000         260,000
                                                   ------------    ------------    ------------

       Total revenues                                       371          22,518       1,701,476

Cost of sales                                               994               -         438,586
                                                   ------------    ------------    ------------

       Gross profit                                        (623)         22,518       1,262,890

Selling, general and administrative expenses          2,151,571         673,594      12,526,794
                                                   ------------    ------------    ------------

       Operating loss                                (2,152,194)       (651,076)    (11,263,904)

Other income (expense)
   Interest income                                        7,430           4,538         244,519
   Other income                                          55,663               -          88,084
   Loss on disposal of asset                                  -               -          (8,222)
   Interest expense                                           -               -        (311,628)
                                                   ------------    ------------    ------------

       Net loss                                    $ (2,089,101)   $   (646,538)   $(11,251,151)
                                                   ------------    ------------    ------------

Per share information
   Net loss per common share - basic and diluted   $      (0.14)   $      (0.04)   $      (2.08)
                                                   ------------    ------------    ------------

Weighted average number of basic and diluted
   common shares outstanding                         15,355,855      15,189,563       5,415,223
                                                   ------------    ------------    ------------

The accompanying notes are an integral part of these statements.               2

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                          Cumulative
                                                                                         Period from
                                                                                         December 28,
                                                              Three Months Ended         1995 (date of
                                                                  March 31,              inception) to
                                                         ----------------------------      March 31,
                                                            2003             2002            2003
                                                         ------------    ------------    ------------
Cash flows from operating activities
   Net loss                                              $ (2,089,101)   $   (646,538)   $(11,251,151)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                             -          18,031       1,209,783
       Depreciation                                           143,388           4,069         310,917
       Loss on sale of property and equipment                       -               -           8,222
       Change in operating assets and liabilities:
         Increase in accounts receivable                      (37,177)           (161)        (77,381)
         Increase (decrease) in other receivables              44,611               -        (108,972)
         Increase in inventory                               (111,897)              -        (250,807)
         Increase (decrease) in prepaid expenses                7,158               -        (277,399)
         Increase (decrease) in other assets                   17,313               -         (98,194)
         Increase (decrease) in accounts payable             (391,987)         49,540       1,489,249
         Increase in accrued expenses                          76,239          46,207         188,463
         Increase (decrease) in deferred revenue              107,315         (20,000)        164,589
                                                         ------------    ------------    ------------

           Net cash used in operating activities           (2,234,138)       (548,852)     (8,692,681)
                                                         ------------    ------------    ------------

Cash flows from investing activities
   Purchase of property and equipment                        (772,123)         (4,201)     (3,108,787)
   Proceeds from the sale of property and equipment                 -               -           1,000
                                                         ------------    ------------    ------------

           Net cash used in investing activities             (772,123)         (4,201)     (3,107,787)
                                                         ------------    ------------    ------------

Cash flows from financing activities
   Proceeds from the issuance of preferred stock                    -               -       9,012,722
   Proceeds from convertible debt                                   -               -       1,450,000
   Proceeds from notes payable to shareholders                      -               -         135,667
   Proceeds from the issuance of common stock                  92,400               -       2,617,810
   Merger and acquisition expenses                                  -               -         (48,547)
   Repurchase of common stock                                       -               -         (50,280)
                                                         ------------    ------------    ------------

           Net cash provided by financing activities           92,400               -      13,117,372
                                                         ------------    ------------    ------------

Effect of exchange rate changes on cash balance                21,805               -          35,680

Net increase (decrease) in cash and cash equivalents       (2,892,056)       (553,053)      1,352,584

Cash and cash equivalents, beginning of period              4,244,640       1,380,824               -
                                                         ------------    ------------    ------------

Cash and cash equivalents, end of period                 $  1,352,584    $    827,771    $  1,352,584
                                                         ------------    ------------    ------------

Supplemental cash flow information:
   Cash paid for interest                                $          -    $          -    $    150,283
                                                         ------------    ------------    ------------

The accompanying notes are an integral part of these statements.               3

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

         Isolagen is a Houston, Texas based specialty pharmaceutical bioscience company which has developed a patented process for the propagation of autologous cells to be used to stimulate a patient's own collagen and elastin production (the "Isolagen Process"). Autologous cells are a patient's own cells taken from a small skin sample. From such sample millions of cells are grown and then injected into the patient to correct and reduce the normal effects of aging like wrinkles, laugh lines, smokers lines, fine lines and all types of depressed scars. The procedure is minimally invasive and non-surgical.

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

         The Company's goal is to become the industry leader in the research, development and commercialization of the Isolagen Process and the use of autologous cellular systems ("ACS") which stimulate a patient's own collagen production. The Company is also pursuing, through Isolagen Europe, commercial operations in the United Kingdom and is pursuing commercial operations through subsidiaries, joint ventures or license arrangements in Australia, South Korea, Hong Kong, Brazil, Mexico and elsewhere. The Company is investigating regulatory and other requirements in these countries and evaluating markets and potential joint venture partners and licensees.

         Through March 31 2003, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its United Kingdom operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the balance of 2003. The Company will finance its operations primarily through its existing cash, future financing and revenues.

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

         As of March 31, 2003, the Company had a cash balance of $1,352,584. As of May 5, 2003, the Company had a cash balance of approximately $0.6 million. The Company does not have any credit facilities with which to fund ongoing working capital needs. On May 9, 2003, the Company sold 110,250 shares of Series B Convertible Preferred Stock for a gross amount of approximately $3.1 million. After deducting the costs and expenses associated with the sale, the Company received approximately $2.8 million. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

Acquisition and Merger

         On August 10, 2001, Isolagen Technologies consummated a merger with American Financial Holdings, Inc. ("AFH") and Gemini IX, Inc. ("Gemini"). Pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among the Company, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), Isolagen Technologies, a Delaware corporation, Gemini, a Delaware corporation, and William J Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen (the "Merger Agreement"), the Company acquired in a privately negotiated transaction 100% of the issued and outstanding capital stock of Isolagen Technologies. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the "Merger"), and Isolagen Technologies was the surviving corporation of the Merger. AFH was a non-operating, public shell company with limited assets. Consequently, the substance of the merger transaction was a capital transaction rather than a business combination. The transaction was equivalent to the issuance of stock by AFH for the net assets of the Isolagen Technologies and Gemini, accompanied by a recapitalization and private placement of common stock of AFH. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded. AFH issued an aggregate of 9,756,372 shares of restricted common stock, par value $0.001 per share, as consideration for the Merger, to retire certain debts of Isolagen Technologies and in connection with certain bridge loans of Isolagen Technologies.

         Prior to the Merger, Isolagen had no active business and was seeking funding to begin U.S. Food and Drug Administration ("FDA") trials of the Isolagen Process.

         Simultaneous with the Merger, AFH sold 1,346,669 shares of restricted common stock to certain accredited investors in a private placement transaction. The consideration paid by such investors for the shares of Common Stock aggregated $2,020,000 in transactions exempt from the registration requirements of the Securities Act. The net cash proceeds of this private placement were used to fund Isolagen Technologies' research and development projects and the initial FDA trials of the Isolagen Process, to explore the viability of entering foreign markets, to provide working capital and for general corporate purposes. Additionally, $1,450,000 principal of Isolagen Technologies' debt and approximately $625,000 of accrued liabilities were converted to equity. On November 13, 2001, AFH changed its name to Isolagen, Inc.

Basis of Presentation

         The financial statements presented include the consolidated balance sheet of Isolagen, Inc. and its wholly-owned subsidiaries, Isolagen Technologies, Inc., Isolagen Europe Limited and Isolagen Australia Pty Limited, at March 31, 2003 and December 31, 2002. The consolidated statements of operations and cash flows for three-month periods ended March 31, 2003 and March 31, 2002 include Isolagen, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading, These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's current report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

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

Intangible Assets

         In the first quarter of 2003, the Company entered into an Intellectual Property Purchase Agreement to acquire two pending patent applications. As consideration, the Company issued the seller 100,000 shares of its Common Stock and royalty equal to (a) 5% of all revenues recognized by the Company or its Affiliates from commercial application of the Intellectual Property made, provided, distributed, sold or manufactured directly by the Company or its Affiliates, or (b) 25% of all revenues recognized by the Company or its Affiliates from licensing, sublicensing, transferring or selling the Intellectual Property to a third party, without offset or deduction for general and administrative or operating costs, subject to a total maximum royalty of $2 million. The pending patent applications are recorded as intangible assets at their acquisition cost and will be amortized over their estimated useful lives on a straight-line basis.

Earnings per share data

         Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

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

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of SFAS No, 123, requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results. While Isolagen continues to utilize the disclosure-only provisions of SFAS No. 123, it has modified its disclosures to comply with the new statement.

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

Research and development expenses

         Research and development expenses include direct costs, research-related overhead, and costs associated with improved process science, manufacturing and cost reduction are charged to operations as incurred.

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

Recent accounting pronouncements

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of Statement 123, requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results. While Isolagen continues to utilize the disclosure-only provisions of SFAS No. 123, it has modified its disclosures to comply with the new statement.

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

NOTE 4 -   SUBSEQUENT EVENTS

Additional Financing

         On May 9, 2003, the Company sold 110,250 shares of Series B Convertible Preferred Stock for a gross amount of approximately $3.1 million. After deducting the costs and expenses associated with the sale, the Company received approximately $2.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussions of Isolagen`s results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q.

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

         Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

         -        our ability to finance our business;

         -        our ability to maintain our current pricing model;

         -        our ability to decrease our Cost of Goods Sold;

         - a stable interest rate market in the world, and specifically the countries we are doing business in or plan to do business in;

         - management's best estimate on the patient data including patients started and patients completed;

         - a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;

         - no adverse regulatory developments in the United States, European Community, Australia, South Korea, Hong Kong, Mexico or any other country we plan to do business in;

         -        continued availability of supplies at the current prices;

         -        no new entrance of competitive products in our markets;

         - no adverse publicity related to our products or the Company itself;

         -        no adverse claims relating to our Intellectual Property;

         -        the adoption of new, or changes in, accounting principles;
                  legal proceedings;

         - our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;

         - the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

         - our ability to efficiently integrate future acquisitions, if any;

         - other new lines of business that the Company may enter in the future; and

         - other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

         We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

GENERAL

         Isolagen is a Houston, Texas based specialty pharmaceutical bioscience company which has developed a patented process for the propagation of autologous cells to be used to stimulate a patient's own collagen and elastin production. Autologous cells are a patient's own cells taken from a small skin sample. From such sample millions of cells can be grown and then injected into the patient to correct and reduce the normal effects of aging like wrinkles, laugh lines, smokers lines, fine lines and all types of depressed scars. The procedure is minimally invasive and non-surgical. Currently, there are multiple competitive alternatives to reduce the signs of aging, but they offer short term and often painful solutions. Their solutions often involve substitute products or fillers, such as human cadaver or animal collagen or synthetic chemicals. A well known example is Botox, which uses diluted, liquid toxin to attain a correction through muscle paralysis.

         In contrast, the Isolagen Process (as described in more detail below) is a self healing protein repair system that uses only the patient's own (autologous) cells. Since these cells belong only to the patient and house his or her own DNA, there is a reduced chance for rejection or allergic reaction. It is important to note that the cells are grown individually. There is no batch manufacturing and the Company's Laboratory Information Management System keeps the cells self contained and separate.

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

         While there can be no assurance, the Company forecasts that it will begin serving a total of approximately 6,400 patients in 2003, 44,800 patients in 2004, and 157,500 patients in 2005. The Company's forecasts are based upon assumptions that the Company will have adequate capital to fund the expanded operations, and the Company will be authorized to market its products in United Kingdom, Australia, and South Korea in 2003 and the United States, Italy, Mexico, Brazil, France and Germany in 2004.

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

         Research and development expenses: Research and development expenses include direct costs, research-related overhead, and costs associated with improved process science, manufacturing and cost reduction are charged to operations as incurred.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of SFAS No. 123, requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results. While Isolagen continues to utilize the disclosure-only provisions of SFAS No. 123, it has modified its disclosures to comply with the new statement.

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2003 and 2002

         REVENUES. Revenues decreased $22,147, to $371 for the three months ended March 31, 2003 compared to $22,518 for the three months ended March 31, 2002. The decrease in revenues is primarily attributable to $20,000 in license fees recognized in the three months ended March 31, 2002 which did not recur in the three months ended March 31, 2003.

         While the Company commenced partial operations in the United Kingdom during the first three months of 2003, the Company does not expect to begin to recognize revenues from such operations until the second quarter of 2003 because of the method in which the Company recognizes its revenues. In particular, the Isolagen Process involves a patient's doctor obtaining a 3 mm punch skin sample from the patient. The skin sample is packed in a container provided by the Company and shipped overnight to the Company's laboratory. The specimen is then cultured utilizing the Company's patented Isolagen Process. This process separates the cell, called a fibroblast, from the rest of the tissue then multiplies these fibroblasts. Approximately six (6) weeks later, 1 ml is returned to the patient's doctor for an intradermal test in the patient. Two (2) weeks later, 1 to 1.5 ml of the patient's cells are also sent to the doctor for treatment. Additional amounts of 1 to 1.5 ml are available for re-injection every two (2) to three (3) weeks. The Company recognizes one-third of the revenue associated with each treatment upon the shipment of the first injection to the patient's doctor, an additional one-third of revenue associated with each treatment is recognized upon shipment of the second injection to the patient's doctor, and the remaining one-third is recognized upon the shipment of the last injection to the patient's doctor.

         In addition, those revenues which the Company did recognize during the first three months of 2003 from its United Kingdom operations were in part reduced by promotional incentives provided by the Company to doctors utilizing the Isolagen Process. The Company expects to continue providing such promotional incentives to doctor's during the introduction phase of the Isolagen Process in the United Kingdom.

         COST OF SALES. Costs of sales increased to $994 for the three months ended March 31, 2003 compared to $0 for the three months ended March 31, 2002. The increase in cost of sales is primarily related to the commencement of operations in the United Kingdom.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 219%, or $1,477,977, to $2,151,571 for the three months ended March 31, 2003 compared to $673,594 for the three months ended March 31, 2002. The major components of the $2.2 million selling, general and administrative expense were as follows: a) various consultants of approximately $0.5 million; b) salaries of approximately $0.4 million; c) travel expense of approximately $0.3 million; d) legal expense of approximately $0.2 million; and e) promotional expense of approximately $0.1 million. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries due to an increase in the number of employees of the Company; b) increased travel expenses related to the Company's expansion into the United Kingom and Australia; c) the payment by the Company of certain soft costs associated with the construction of laboratory facilities in Houston, TX, London, England and Sydney, Australia; d) higher legal fees related to patent and business development issues; e) increased consulting fees resulting from the Company's expansion into new geographic locations; f) increased activity related to the FDA process; and g) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom.

         INTEREST INCOME. Interest income increased 64%, or $2,892, to $7,430 for the three months ended March 31, 2003 compared to $4,538 for the three months ended March 31, 2002. The increase in interest income may be attributed to, among other things, an increase in the amount of cash on hand by the Company, and an increase in interest rates paid on the Company's deposits.

         OTHER INCOME. Other income of $55,663 for the three months ended March 31, 2003 represents gains realized on the sale of certain interest bearing securities denominated in Australian dollars and British pounds held to mitigate a portion of the foreign currency exposure related to the Company's international activity. As of March 31, 2003, the Company holds no such securities.

         NET LOSS. Net loss for the three months ended March 31, 2003 was $2,089,101, as compared to a net loss of $646,538 for the three months ended March 31, 2002. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, and promotional expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

         Cash used in operating activities during the three months ended March 31, 2003, amounted to $2,234,138, as compared to the $548,852 of cash used in operating activities during the three months ended March 31, 2002. The increase is attributed primarily to salaries, travel, consulting, legal, and promotional expenses.

Investing Activities

         Cash used by investing activities during the three months ended March 31, 2003, amounted to $772,123 as compared to cash used by investing activities of $4,201 during the three months ended March 31, 2002. This increase in cash used is due to the purchase of property and equipment for the Houston, Texas, London, England, and Sydney, Australia laboratories.

Financing Activities

         Cash provided by financing activities during the three months ended March 31, 2003, amounted to $92,400 raised from the issuance of common stock as compared to cash provided by financing activities of $0 during the three months ended March 31, 2002.

Working Capital

         As of March 31, 2003, the Company had a cash balance of $1,352,584. As of May 5, 2003, the Company had a cash balance of approximately $0.6 million. The Company does not have any credit facilities with which to fund ongoing working capital needs. On May 9, 2003, the Company sold 110,250 shares of Series B Convertible Preferred Stock for a gross amount of approximately $3.1 million. After deducting the costs and expenses associated with the sale, the Company received approximately $2.8 million. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

         Inflation did not have a significant impact on the Company's results during the three months ended March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risk as it relates to foreign currency transactions is described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-Q.

         As of the date of this Quarterly Report on Form 10-Q, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the first quarter of 2003, the Company issued 100,000 shares of its Common Stock to Pacgen Partners, a California general partnership. No broker or underwriter was involved in the issuance of the shares of Common Stock to Pacgen. These shares were issued to Pacgen in connection with the Company's purchase of two patent-pending in accordance with that certain Intellectual Property Purchase Agreement dated as of January 31, 2003 among the Company, Gregory M. Keller, M.D. and Pacgen Partners. The two patent-pending purchased by the

Company are unrelated to the Isolagen Process currently being exploited by the Company, but rather, in the Company's belief, are related to future potential applications for the Isolagen Process. The Company estimated that the two patent-pending which it purchased had, at the time of the purchase and sale was consummated, an aggregate value of approximately $540,000. Pacgen represented to the Company that it was, at the time the shares were issued, an "accredited investor" within the meaning of the rules issued under the Securities Act of 1933, as amended, and therefore the Company issued the shares of Common Stock in reliance on Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

         On May 9, 2003, the Company sold 110,250 shares of Series B Convertible Preferred Stock at $28.00 per share for a gross amount of approximately $3.1 million. Each share of Series Be Convertible Preferred Stock in convertible into eight shares of the Company's common stock, at any time at the option of the holder of such shares. The Series B Convertible Preferred Stock accrues dividends at 6% per annum payable in cash or additional shares of Series B Convertible Preferred Stock. Fordham Financial Management, Inc. acted as the Company's placement agent in connection with the offer and sale of the Series B Convertible Preferred Stock. After deducting the aggregate costs and expenses associated with the offer and sale of the shares of the Series Be Convertible Preferred Stock, the Company actually received approximately $2.8 million. The Company also issued to Fordham Financial Management, Inc. a warrant to purchase 88,200 shares of the Company's common stock for a purchase price of $3.50 per share (subject to adjustment from time to time in accordance with the terms of the warrant).

ITEM 6. EXHIBITS AND REPORTS

(A)      EXHIBITS

EXHIBIT NO.                  IDENTIFICATION OF EXHIBIT
-----------                  -------------------------
   4.3           Certificate of Designation of Series B Convertible
                 Preferred Stock filed with the Delaware Secretary
                 of State on May 8, 2003

   4.4           Form of Warrant issued to Fordham Financial
                 Management, Inc.

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

                                            ISOLAGEN, INC.

Date: May 14, 2003                  By: /s/ Jeffrey W. Tomz
                                            -----------------------------------
                                             Jeffrey W. Tomz, CFO and Secretary
                                             (Principal Executive and
                                             Financial Officer)

                                 CERTIFICATIONS

I, Michael Macaluso, certify that:

1. I have reviewed this annual report on Form 10-Q of Isolagen, Inc.

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

May 14, 2003

By: /s/ Michael Macaluso
Chief Executive Officer
(Principal Executive Officer)

I, Jeffrey W. Tomz, certify that:

1. I have reviewed this annual report on Form 10-Q of Isolagen, Inc.

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

May 14, 2003

By: /s/ Jeffrey W. Tomz
Chief Financial Officer
(Principal Financial Officer)

                            EXHIBIT INDEX

EXHIBIT NO.                  IDENTIFICATION OF EXHIBIT
-----------                  -------------------------
   4.3           Certificate of Designation of Series B Convertible
                 Preferred Stock filed with the Delaware Secretary
                 of State on May 8, 2003

   4.4           Form of Warrant issued to Fordham Financial
                 Management, Inc.

   99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.