Form 10-Q
period 2003-06-30
ISOLAGEN INC
filed 2003-08-14
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10 - Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 7, 2003, issuer had 15,916,769 shares of issued and outstanding common stock, par value $0.001.

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
Part I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                           June 30, 2003 (unaudited) and December 31, 2002............................................  1

                  Consolidated Statements of Operations
                           Six months ended June 30, 2003 (unaudited)
                           and June 30, 2002 (unaudited)..............................................................  2

                           Three months ended June 30, 2003 (unaudited)
                           and June 30, 2002 (unaudited)..............................................................  3

                  Consolidated Statements of Cash Flows
                           Six months ended June 30, 2003 (unaudited) and
                           June 30, 2002 (unaudited)..................................................................  4

                  Notes to Unaudited Consolidated Financial Statements................................................  5

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................................................  11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.........................................  16

Item 4.           Controls and Procedures............................................................................  16

Part II.          Other Information

Item 2.           Changes in Securities and Use of Proceeds..........................................................  16

Item 4.           Submission of Matters to a Vote of Security Holders................................................  16

Item 6.           Exhibits and Reports...............................................................................  17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                      June 30,            December 31,
                                                                                        2003                  2002
                                                                                    ------------          ------------
                                                                                    (unaudited)

                                     ASSETS
Current assets
   Cash and cash equivalents                                                        $  3,292,242          $  4,244,640
   Accounts receivable, net of allowance for doubtful accounts                            59,177                40,204
   Inventory                                                                             264,288               138,910
   Other receivables                                                                      99,011               153,583
   Prepaid expenses                                                                      256,902               284,557
                                                                                    ------------          ------------

         Total current assets                                                          3,971,620             4,861,894
                                                                                    ------------          ------------

Property and equipment, net                                                            2,848,007             2,159,913

Intangible assets                                                                        540,000                    --

Other assets                                                                             143,063               235,857
                                                                                    ------------          ------------

Total assets                                                                        $  7,502,690          $  7,257,664
                                                                                    ------------          ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                 $  1,538,004          $  1,881,236
   Accrued expenses                                                                      743,975               112,224
   Deferred revenue                                                                      271,531                57,274
                                                                                    ------------          ------------

         Total current liabilities                                                     2,553,510             2,050,734

         Total liabilities                                                             2,553,510             2,050,734
                                                                                    ------------          ------------

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized:
     Preferred Stock - Series A $.001 par value; 3,500,000 shares
             authorized; 2,967,553 shares issued and outstanding                           2,967                 3,039
     Preferred Stock - Series B $.001 par value; 200,000 shares
             authorized; 155,750 shares issued and outstanding                               156                    --
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 15,571,841 shares issued and outstanding                                 15,572                15,228
   Additional paid-in capital                                                         19,311,791            14,839,499
   Other comprehensive income                                                            124,970                13,875
   Accumulated deficit during development stage                                      (14,506,276)           (9,664,711)
                                                                                    ------------          ------------

         Total shareholders' equity (deficit)                                          4,949,180             5,206,930
                                                                                    ------------          ------------

Total liabilities and shareholder's equity                                          $  7,502,690          $  7,257,664
                                                                                    ------------          ------------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                      Cumulative
                                                                                                      Period from
                                                                                                     December 28,
                                                                  Six Months Ended                   1995 (date of
                                                                      June 30,                       inception) to
                                                         ----------------------------------            June 30,
                                                             2003                  2002                  2003
                                                         ------------          ------------          -------------

Revenues
Sales                                                    $     79,796          $      2,518          $  1,520,901
License fees                                                       --                40,000               260,000
                                                         ------------          ------------          ------------

       Total revenues                                          79,796                42,518             1,780,901

Cost of sales                                                  48,861                    --               486,453
                                                         ------------          ------------          ------------

       Gross profit                                            30,935                42,518             1,294,448

Selling, general and administrative expenses                4,527,594             1,921,463            14,902,817
                                                         ------------          ------------          ------------

       Operating loss                                      (4,496,659)           (1,878,945)          (13,608,369)

Other income (expense)
   Interest income                                             10,620                19,063               247,709
   Other income                                                55,663                32,421                88,084
   Loss on disposal of asset                                       --                    --                (8,222)
   Interest expense                                                --                    --              (311,628)
                                                         ------------          ------------          ------------

       Net loss                                          $ (4,430,376)         $ (1,827,461)         $(13,592,426)
                                                         ------------          ------------          ------------

Per share information
   Net loss per common share - basic and diluted         $      (0.29)         $      (0.12)         $      (2.37)
                                                         ------------          ------------          ------------

Weighted average number of basic and diluted
   common shares outstanding                               15,348,709            15,189,563             5,739,727
                                                         ------------          ------------          ------------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                            Three Months Ended June 30,
                                                         ----------------------------------
                                                             2003                  2002
                                                         ------------          ------------

Revenues
  Sales                                                  $     79,425          $         --
  License fees                                                     --                20,000
                                                         ------------          ------------

       Total revenues                                          79,425                20,000

Cost of sales                                                  47,867                    --
                                                         ------------          ------------

       Gross profit                                            31,558                20,000

Selling, general and administrative expenses                2,376,023             1,247,869
                                                         ------------          ------------

       Operating loss                                      (2,344,465)           (1,227,869)

Other income (expense)
   Interest income                                              3,190                14,525
   Other income                                                    --                32,421
   Interest expense                                                --                    --
                                                         ------------          ------------


       Net loss                                          $ (2,341,275)         $ (1,180,923)
                                                         ------------          ------------

Per share information
   Net loss per common share - basic and diluted         $      (0.15)         $      (0.08)
                                                         ------------          ------------

Weighted average number of basic and diluted
   common shares outstanding                               15,343,047            15,189,563
                                                         ------------          ------------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                          Cumulative
                                                                                                          Period from
                                                                                                         December 28,
                                                                      Six Months Ended                   1995 (date of
                                                                          June 30,                       inception) to
                                                             ----------------------------------            June 30,
                                                                 2003                  2002                  2003
                                                             ------------          ------------          -------------

Cash flows from operating activities
   Net loss                                                  $ (4,430,376)         $ (1,827,461)         $(13,592,426)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                                --                43,573             1,209,783
       Depreciation                                               357,077                 8,918               524,606
       Loss on sale of property and equipment                          --                    --                 8,222
       Change in operating assets and liabilities:
         (Increase) in accounts receivable                        (18,973)              (32,392)              (59,177)
         (Increase) decrease in other receivables                  54,572                    --               (99,011)
         (Increase) in inventory                                 (125,378)                   --              (264,288)
         (Increase) decrease in prepaid expenses                   27,655                    --              (256,902)
         Increase (decrease) in other assets                       92,794               (18,443)              (22,713)
         Increase (decrease) in accounts payable                 (343,232)               94,681             1,538,004
         Increase in accrued expenses                             220,519               134,880               332,743
         Increase (decrease) in deferred revenue                  214,257               (40,000)              271,531
                                                             ------------          ------------          ------------

           Net cash used in operating activities               (3,951,085)           (1,636,244)          (10,409,628)
                                                             ------------          ------------          ------------

Cash flows from investing activities
   Purchase of property and equipment                          (1,045,170)              (86,327)           (3,381,834)
   Proceeds from the sale of property and equipment                    --                    --                 1,000
                                                             ------------          ------------          ------------

           Net cash used in investing activities               (1,045,170)              (86,327)           (3,380,834)
                                                             ------------          ------------          ------------

Cash flows from financing activities
   Proceeds from the issuance of preferred stock                3,919,078             8,778,762            12,931,800
   Proceeds from convertible debt                                      --                    --             1,450,000
   Proceeds from notes payable to shareholders                         --                    --               135,667
   Proceeds from the issuance of common stock                      92,400                    --             2,617,810
   Merger and acquisition expenses                                     --                    --               (48,547)
   Repurchase of common stock                                          --                    --               (50,280)
                                                             ------------          ------------          ------------

           Net cash provided by financing activities            4,011,478             8,778,762            17,036,450
                                                             ------------          ------------          ------------

Effect of exchange rate changes on cash balance                    32,379                   477                46,254

Net increase (decrease) in cash and cash equivalents             (952,398)            7,056,668             3,292,242

Cash and cash equivalents, beginning of period                  4,244,640             1,380,824                    --
                                                             ------------          ------------          ------------

Cash and cash equivalents, end of period                     $  3,292,242          $  8,437,492          $  3,292,242
                                                             ------------          ------------          ------------

Supplemental cash flow information:
   Cash paid for interest                                    $         --          $         --          $    150,283
                                                             ------------          ------------          ------------


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

NOTE 1-   BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION

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

         Isolagen is an emerging pharmaceutical bioscience company specializing in the development and commercialization of autologous cellular therapy for hard and soft tissue regeneration and other therapies. Isolagen currently holds five patents. Autologous cellular therapy is a process whereby a patient's own cells are extracted, reproduced and then reintroduced to the patient for specific cosmetic and medical applications. Unlike other applications for the treatment of dermal defects, Isolagen utilizes only the patient's unique, living cells to produce the patient's own collagen. There is no foreign substance utilized in this treatment protocol. Isolagen's goal is to become an industry leader in the research, development and commercialization of autologous cellular therapy which stimulate a patient's own collagen production.

         In 1995, Isolagen Technologies began treating a small percentage of patients to correct defects (e.g., wrinkles, depressions and scarring) in the patient's face. Between 1995 and 1999, approximately 200 doctors utilized the Isolagen Process on approximately 963 patients with positive results. In 1997, the FDA began regulating the science of biologics. Biologics, in contrast to drugs that are chemically synthesized, are derived from living sources (such as humans, animals, and microorganisms) like the Isolagen Process. In 1995, when Isolagen Technologies began operations, the FDA had no regulations governing this area of biologics. After reviewing the new regulations and seeking the advice of consultants, Isolagen concluded that the use of the Isolagen Process in cosmetic applications did not require the approval of the FDA. In 1999, Isolagen Technologies filed a request for authorization from the FDA to administer an investigational drug or biological product to humans. Such authorization must be secured prior to commercialization of any new drug or biological product. The FDA placed the authorization on clinical hold until Isolagen Technologies' manufacturing processes and procedures were changed to meet these new biologics standards, and FDA approval is obtained. In April 2002, the FDA approved Isolagen's Investigational New Drug Application ("IND") for the treatment of wrinkles and scars and clinical trial are underway. The Company's Phase III trial for dermal defects has commenced, is being conducted in ten sites, and involves physicians who are either plastic surgeons or dermatologists with practices that emphasize aesthetic procedures. The patients' enrollment has been completed and totals one hundred fifty-two patients. To date, over 90% of the patients have had their first consultation. The first patients are scheduled to begin their injections in August 2003 with the final patient injection scheduled for the end of September 2003. This Phase III trial is a double-blind study with 75% of the patients receiving the therapeutic dosage and the remaining 25% receiving a placebo. In addition, in January of 2003, Isolagen commenced a double-blind Phase II trial under the IND, which is a two-site dose ranging study of forty patients. Isolagen expects to complete its analysis of the data from the Phase II trial during the fourth quarter of 2003. Finally, Isolagen also has a Phase I clinical trial of twenty-one patients in progress for dental applications addressing gingival recession. Isolagen expects to complete this study in the first quarter of 2004.

         The Company's goal is to become an industry leader in the research, development and commercialization of autologous cellular therapy which stimulate a patient's own collagen production. The Company, through Isolagen Europe, has commenced commercial operations in the United Kingdom and is pursuing commercial operations through subsidiaries, joint ventures or license arrangements in Australia, South Korea, Hong Kong, Brazil, Mexico and elsewhere. The Company is investigating regulatory and other requirements in these countries and evaluating markets and potential joint venture partners and licensees. In July 2003, the Company received License No. 174347 from the Therapeutic Goods Administration ("TGA"), in Australia, to begin the manufacture of autologous fibroblasts including the initiation of primary cultures of fibroblasts, the propagation of fibroblasts, the harvesting of cultured fibroblasts, the storage of cultured fibroblasts and release for supply of cultured fibroblasts. The Company is not in a position to predict, when or if licenses will be granted in any jurisdiction.

         Through June 30, 2003, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its United Kingdom operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through 2004. The Company will finance its operations primarily through its existing cash, future financing and revenues.

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

         As of June 30, 2003, the Company had a cash balance of $3,292,242. As of August 7, 2003, the Company had a cash balance of approximately $2.2 million. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

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

Basis of Presentation

         The financial statements presented include the consolidated balance sheet of Isolagen, Inc. and its wholly-owned subsidiaries, Isolagen Technologies, Inc., Isolagen Europe Limited and Isolagen Australia Pty Limited, at June 30, 2003 and December 31, 2002. The consolidated statements of operations and cash flows for six and three month periods ended June 30, 2003 and June 30, 2002 include Isolagen, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's current report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

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

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003 must be consolidated effective July 1, 2003. Isolagen adopted FIN 46 in the quarter ended June 30, 2003, and it did not have a material impact on our financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Isolagen will adopt SFAS 149 effective July 1, 2003, and does not expect that the provisions of SFAS 149 will have a material impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and it did not have an impact of the Company's financial positions or results of operations.

NOTE 3-   CONTINGENCIES

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

NOTE 4 -   EQUITY

         During the six months ended June 30, 2003, the Company issued 61,600 shares of common stock for cash totaling $92,400 in connection with the exercise of stock options and issued 114,598 shares of common stock in exchange for cashless exercise of warrants.

         In May 2003, the Company sold in a private offering 155,750 shares of Series B Convertible Preferred Stock, par value $0.001 per share, at an offering price of $28 per share. Each share of Series B preferred stock is convertible into 8 shares of common stock at any time after issuance and accrues dividends at 6% per annum payable in cash or additional shares of Series B Preferred Stock. After deducting the costs and expenses associated with the sale, the Company received cash totaling $3,919,078. In conjunction with the private offering, the Company issued to the placement agent warrants to purchase 124,600 shares of common stock with an exercise price of $3.50 per share. The warrants are exercisable immediately after grant and expire five years thereafter.

         In April 2003, the Company issued 150,000 warrants to purchase its common stock with an exercise price of $3.50 per share in conjunction with a distribution agreement. The warrants vest over a three year period, subject to certain acceleration clauses. The Company recognized consulting expenses totaling $22,391 during the three months ended June 30, 2002 based on the fair value of the warrants granted on the grant date.

         In May 2003, the Company issued 150,000 options to purchase its common stock with an exercise price of $3.50 per share under the 2001 Stock Option Plan ("Stock Option Plan"). The options vest over a three year period from the date of grant. The Company recognized compensation expense totaling $8,750 during the three months ended June 30, 2002 based on the options intrinsic value on the grant date. Had compensation costs for all options issued under the Stock Option Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                         Three Months Ended June 30,                Six Months Ended June 30,
                                                      --------------------------------          --------------------------------
                                                         2003                 2002                 2003                 2002
                                                      -----------          -----------          -----------          -----------

Net loss - as reported                                $(2,341,275)         $(1,180,923)         $(4,430,376)         $(1,827,461)
Less: total stock-based employee compensation
  expense determined under fair value based
  method for all awards granted to employees,
  net of related tax effect                              (316,955)            (191,134)            (605,322)            (382,268)
                                                      -----------          -----------          -----------          -----------
Net loss - pro forma                                  $(2,658,680)         $(1,372,057)         $(5,035,698)         $(2,209,729)
                                                      -----------          -----------          -----------          -----------

Net loss per share - as reported
  Basic and diluted                                   $     (0.15)         $     (0.08)         $     (0.29)         $     (0.12)
Net loss per share - pro forma
  Basic and diluted                                   $     (0.17)         $     (0.09)         $     (0.33)         $     (0.15)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

         This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to Isolagen that is based on management's exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words "anticipate," "believe," "estimate," "expect," and "intend" and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The discovery and development of applications for autologous cellular therapy are subject to substantial risks and uncertainties. There can be no assurance that Isolagen's trials relating to autologous cellular therapy applications for the treatment of dermal defects or gingival recession can be conducted within the timeframe that Isolagen expects, that such trials will yield positive results, or that additional applications for the commercialization of autologous cellular therapy can be identified and advanced into human clinical trials. These and other factors, some of which are described below, could cause future results to differ materially from the expectations expressed in this report. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

         o our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry and other health-related markets;

         o whether our clinical human trials relating to autologous cellular therapy applications for the treatment of dermal defects or gingival recession can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials;

         o our ability to provide and deliver any autologous cellular therapies that we may develop, on a basis is that is cost competitive with other therapies, drugs and treatments that may be provided by our competitors;

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

         o our ability to receive requisite regulatory approvals in the United States, European Community, Australia, South Korea, Hong Kong, Mexico, and our ability to retain the licenses that we have obtained and may obtain; and the absence of adverse regulatory developments in the United States, European Community, Australia, South Korea, Hong Kong, Mexico or any other country we plan to do business in;

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

         o other new lines of business that the Company may enter in the future; and

         o other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

         We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

GENERAL

         Isolagen is a Houston, Texas based emerging pharmaceutical bioscience company which has focused its efforts in the development and commercialization of autologous cellular technology that has specific applications in cosmetic dermatology and is exploring applications for periodontal disease, reconstructive dentistry and other health-related markets. Autologous cellular therapy is a process whereby a patient's own cells are extracted, reproduced and then reintroduced to the patient for specific cosmetic and medical applications. Unlike other applications for the treatment of dermal defects, Isolagen utilizes only the patient's unique, living cells to produce the patient's own collagen. There is no foreign substance utilized in this treatment protocol. Isolagen's goal is to become the industry leader in the research, development and commercialization of autologous cellular therapy which stimulate a patient's own collagen production.

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2003 and 2002

         REVENUES. Revenues increased $37,278, to $79,796 for the six months ended June 30, 2003 compared to $42,518 for the six months ended June 30, 2002. The increase in revenues is primarily attributable to the commencement of operations in the United Kingdom. Included in the six months ended June 30, 2002 was $40,000 in license fees recognized which did not recur in the six months ended June 30, 2003.

         The Isolagen Process involves a patient's doctor obtaining an approximately 3 mm punch skin sample from the patient. The skin sample is packed in a container provided by the Company and shipped overnight to the Company's laboratory. The specimen is then cultured utilizing the Company's patented Isolagen Process. This process separates the cell, called a fibroblast, from the rest of the tissue then multiplies these fibroblasts. Approximately six (6) weeks later, approximately 1 ml of the patient's cells is also sent to the doctor for treatment. Additional amounts of approximately 1 ml are available for re-injection every two (2) to three (3) weeks. The Company recognizes one-third of the revenue associated with each treatment upon the shipment of the first injection to the patient's doctor, an additional one-third of revenue associated with each treatment is recognized upon shipment of the second injection to the patient's doctor, and the remaining one-third is recognized upon the shipment of the last injection to the patient's doctor.

         In addition, those revenues which the Company did recognize during the first six months of 2003 from its United Kingdom operations were in part reduced by promotional incentives provided by the Company to doctors utilizing the Isolagen Process. The Company expects to continue providing such promotional incentives to doctor's during the introduction phase of the Isolagen Process in the United Kingdom.

         COST OF SALES. Costs of sales increased to $48,861 for the six months ended June 30, 2003 compared to $0 for the six months ended June 30, 2002. The increase in cost of sales is primarily related to the commencement of operations in the United Kingdom.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 136%, or $2,606,131, to $4,527,594 for the six months ended June 30, 2003 compared to $1,921,463 for the six months ended June 30, 2002. The major components of the $4.5 million selling, general and administrative expense were as follows: a) various consultants of approximately $0.9 million; b) salaries of approximately $1.0 million; c) travel expense of approximately $0.4 million; d) legal expense of approximately $0.3 million; e) promotional expense of approximately $0.3 million; and f) laboratory expense of approximately $0.5 million which includes general consumables used in the Isolagen Process and various supplies used in our clinical trials. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries due to an increase in the number of employees of the Company; b) increased travel expenses related to the Company's expansion into the United Kingdom and Australia; c) higher legal fees related to patent and business development issues; d) increased consulting fees resulting from the Company's expansion into new geographic locations; e) increased activity related to the FDA process; and f) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom.

         INTEREST INCOME. Interest income decreased 44%, or $8,443, to $10,620 for the six months ended June 30, 2003 compared to $19,063 for the six months ended June 30, 2002. The decrease in interest income resulted from, among other things, a decrease in the amount of cash on hand by the Company, and a decrease in interest rates paid on the Company's deposits.

         OTHER INCOME. Other income of $55,663 for the six months ended June 30, 2003 represents gains realized on the sale of certain interest bearing securities denominated in Australian dollars and British pounds held to mitigate a portion of the foreign currency exposure related to the Company's international activity. As of June 30, 2003, the Company holds no such securities.

         NET LOSS. Net loss for the six months ended June 30, 2003 was $4,430,376, as compared to a net loss of $1,827,461 for the six months ended June 30, 2002. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, and promotional expenses.

Comparison of the three months ending June 30, 2003 and 2002

         REVENUES. Revenues increased $59,425, to $79,425 for the three months ended June 30, 2003 compared to $20,000 for the three months ended June 30, 2002. The increase in revenues is primarily attributable to the commencement of operations in the United Kingdom. Included in the three months ended June 30, 2002 was $20,000 in license fees recognized which did not recur in the three months ended June 30, 2003.

         Those revenues which the Company did recognize during the three months ended June 30, 2003 from its United Kingdom operations were in part reduced by promotional incentives provided by the Company to doctors utilizing the Isolagen Process. The Company expects to continue providing such promotional incentives to doctor's during the introduction phase of the Isolagen Process in the United Kingdom.

         COST OF SALES. Costs of sales increased to $47,867 for the three months ended June 30, 2003 compared to $0 for the three months ended June 30, 2002. The increase in cost of sales is primarily related to the commencement of operations in the United Kingdom.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 90%, or $1,128,154, to $2,376,023 for the three months ended June 30, 2003 compared to $1,247,869 for the three months ended June 30, 2002. The major components of the $2.4 million selling, general and administrative expense were as follows: a) various consultants of approximately $0.4 million; b) salaries of approximately $0.5 million; c) travel expense of approximately $0.2 million; d) legal expense of approximately $0.1 million; e) promotional expense of approximately $0.1 million; and f) laboratory expense of approximately $0.2 million which includes general consumables used in the Isolagen Process and various supplies used in our clinical trials. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries due to an increase in the number of employees of the Company; b) increased travel expenses related to the Company's expansion into the United Kingdom and Australia; c) the payment by the Company of certain soft costs associated with the construction of laboratory facilities in Houston, TX, London, England and Sydney, Australia; d) higher legal fees related to patent and business development issues; e) increased consulting fees resulting from the Company's expansion into new geographic locations; f) increased activity related to the FDA process; and g) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom.

         INTEREST INCOME. Interest income decreased 78%, or $11,335, to $3,190 for the three months ended June 30, 2003 compared to $14,525 for the three months ended June 30, 2002. The decrease in interest income may be attributed to, among other things, a decrease in the amount of cash on hand by the Company, and a decrease in interest rates paid on the Company's deposits.

         OTHER INCOME. Other income of $32,421 for the three months ended June 30, 2002 represents gains realized on the sale of certain interest bearing securities denominated in Australian dollars and British pounds held to mitigate a portion of the foreign currency exposure related to the Company's international activity. As of June 30, 2003, the Company holds no such securities.

         NET LOSS. Net loss for the three months ended June 30, 2003 was $2,341,275, as compared to a net loss of $1,180,923 for the three months ended June 30, 2002. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, and promotional expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

         Cash used in operating activities during the six months ended June 30, 2003, amounted to $3,951,085, as compared to the $1,636,244 of cash used in operating activities during the six months ended June 30, 2002. The increase is attributed primarily to salaries, travel, consulting, legal, and promotional expenses.

Investing Activities

         Cash used by investing activities during the six months ended June 30, 2003, amounted to $1,045,170 as compared to cash used by investing activities of $86,327 during the six months ended June 30, 2002. This increase in cash used is due to the purchase of property and equipment for the Houston, Texas, London, England, and Sydney, Australia laboratories.

Financing Activities

         Cash provided by financing activities during the six months ended June 30, 2003, amounted to $4,011,478 consisting of $3,919,078 raised from the issuance of preferred stock and $92,400 raised from the issuance of common stock as compared to cash provided by financing activities of $8,778,762 during the six months ended June 30, 2002 which consisted entirely of proceeds from the issuance of preferred stock.

Working Capital

         As of June 30, 2003, the Company had a cash balance of $3,292,242. As of August 7, 2003, the Company had a cash balance of approximately $2.2 million. The Company does not have any credit facilities with which to fund ongoing working capital needs. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

         Inflation did not have a significant impact on the Company's results during the six months ended June 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risk as it relates to foreign currency transactions is described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of the Company's most recent fiscal quarter.

         During the Company's most recent fiscal quarter, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2003, the Company sold 155,750 shares of Series B Convertible Preferred Stock at $28.00 per share for a gross amount of approximately $4.4 million in a private placement to a total of 81 accredited investors pursuant to the exemption from registration under the Securities Act of 1933 provided by Rule 506 of Regulation D. The Company complied with the applicable requirements of Regulation D and filed appropriates Forms D. Each share of Series B Convertible Preferred Stock is convertible into eight shares of the Company's common stock, at any time at the option of the holder of such shares. The Series B Convertible Preferred Stock accrues dividends at 6% per annum payable in cash or additional shares of Series B Convertible Preferred Stock. Fordham Financial Management, Inc. acted as the Company's placement agent in connection with the offer and sale of the Series B Convertible Preferred Stock. After deducting the aggregate costs and expenses associated with the offer and sale of the shares of the Series B Convertible Preferred Stock, the Company actually received approximately $3.9 million. The Company also issued to Fordham Financial Management, Inc. a warrant to purchase 124,600 shares of the Company's common stock for a purchase price of $3.50 per share (subject to adjustment from time to time in accordance with the terms of the warrant).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the Company's stockholders was held on June 18, 2003. At that meeting, four proposals were submitted to a vote of the Company's stockholders: (1) To approve the adoption of the Isolagen, Inc. 2003 Stock Option and Appreciation Rights Plan; (2) To ratify the appointment of Pannell Kerr Forster of Texas, P.C. as the Company's auditors for the year ending December 31, 2003; (3) To amend the Company's Certificate of Incorporation to provide for the classification of the Board of Directors into three classes of directors with staggered terms of office; and (4) To elect seven directors to hold office until his or her successor is duly elected and qualified.

         At the close of business on the record date for the meeting (which was May 1, 2003), there were 15,310,181 shares of Common Stock outstanding and entitled to be voted at the meeting and 3,038,506 shares of Series A Convertible Preferred Stock entitled to be voted at the meeting. Each share of Common Stock is entitled to one vote per share, and each share of Series A Convertible Preferred Stock is entitled to two votes per share.

Holders of 16,225,113 shares of voting stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:


                                                                               FOR              AGAINST            ABSTAIN
                                                                            ----------         ----------         ----------

1. To approve the adoption of the Isolagen, Inc. 2003 Stock Option          16,011,804            145,813             68,271
and Appreciation Rights Plan
                                                                            ----------         ----------         ----------
2. To ratify the appointment of Pannell Kerr Forster of Texas, P.C.         16,219,128              1,157              5,603
as the Company's auditors for the year ending December 31, 2003
                                                                            ----------         ----------         ----------
3. To amend the Company's Certificate of Incorporation to provide           16,173,054             35,219             17,611
for the classification of the Board of Directors into three classes of directors with staggered terms of office
                                                                            ----------         ----------         ----------


                                                                       FOR              WITHHELD
                                                                    ----------         ----------
4.  To elect seven directors to hold office until his or
her successor is duly elected and qualified:

Class I Directors:
     William K. Boss, Jr                                            16,225,113                775
                                                                    ----------         ----------
     Steven Morrell                                                 16,225,113                775
                                                                    ----------         ----------
Class II Directors:
     Ashley Smith                                                   16,225,113                775
                                                                    ----------         ----------
     Ralph DeMartino                                                16,225,113                775
                                                                    ----------         ----------
Class III Directors:
     Michael Macaluso                                               16,225,113                775
                                                                    ----------         ----------
     Michael Avignon                                                16,225,113                775
                                                                    ----------         ----------
     Frank DeLape                                                   16,225,113                775
                                                                    ----------         ----------

         With respect to Proposal 1, 2 & 3, these proposals were duly and validly approved by the stockholders. With respect to Proposal 4, each nominee received the favorable votes and each such nominee was duly and validly elected by the stockholders.

ITEM 6. EXHIBITS AND REPORTS

(a)      EXHIBITS

         EXHIBIT NO.    IDENTIFICATION OF EXHIBIT
         -----------    -------------------------

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ISOLAGEN, INC.


Date: August 12, 2003                    By:  /s/ Jeffrey W. Tomz
                                         --------------------------------------
                                         Jeffrey W. Tomz, CFO and Secretary
                                        (Principal Executive and
                                         Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NO.           DESCRIPTION
---           -----------
31.1          Certification of Chief Executive Officer pursuant to Rule
              13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2          Certification of Chief Financial Officer pursuant to Rule
              13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.