Form 10KSB/A
period 2002-12-31
ISOLAGEN INC
filed 2003-11-12
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

Issuer's revenues for its most recent fiscal year were $90,991.

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

Transitional Small Business Issuer Format: Yes [ ] No [X]

                                EXPLANATORY NOTE

      THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 6 AND 7 OF PART 1 SOLELY TO THE EXTENT NECESSARY
(I) TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 2002 AND 2001, AS DESCRIBED IN NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS, (II) TO MAKE REVISIONS TO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AS WARRANTED BY THE RESTATEMENT, (III) TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002 AND (IV) TO UPDATE THE EXHIBITS AND REPORTS ON FORM 8-K IN ACCORDANCE WITH THE AMENDMENT. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-KSB/A. ALL INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB/A IS AS OF DECEMBER 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE REFLECTED IN THE RESTATEMENT.

      Isolagen, Inc. has not amended its Annual Report on Form 10-KSB for the period ended December 31, 2001 or Quarterly Reports on Form 10-QSB for the periods affected by the restatement during the year ended December 31, 2001, therefore, the consolidated financial statements and related financial information contained therein should no longer be relied upon. The restated consolidated financial statements for the year ended December 31, 2001 are included as part of the consolidated financial statements included in this Annual Report on Form 10-KSB/A.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.............................................1
ITEM 2.    DESCRIPTION OF PROPERTY............................................16
ITEM 3.    LEGAL PROCEEDINGS..................................................16
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................17

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS ...........................................17
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATIONS.............................................18
ITEM 7.    FINANCIAL STATEMENTS...............................................22
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................23

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS,
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
               ACT............................................................23
ITEM 10.   EXECUTIVE COMPENSATION.............................................23
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................23
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS...............23
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................23
ITEM 14.   CONTROLS AND PROCEDURES............................................24

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

      Although Isolagen, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither Isolagen, Inc. nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Isolagen, Inc. is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results. Isolagen Inc.'s actual results could differ materially from its historical operating results and from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under "Risk Factors" of this Form 10-KSB/A and those set forth under "Management's Discussion and Analysis or Plan of Operation."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

      Isolagen, Inc. ("Isolagen" or the "Company") is the parent company of Isolagen Technologies, Inc., a Delaware corporation ("Isolagen Technologies"). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Europe"). Isolagen Technologies is also the parent company of Isolagen Australia Pty Limited, a company organized under the laws of the Australia and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Australia"). The common stock, par value $0.001 per share, of the Company ("Common Stock") is traded on the American Stock Exchange ("AMEX") under the ticker symbol "ILE."

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

STRATEGY AND VISION

      The Company's goal is to become the industry leader in the research, development and commercialization of the Isolagen Process and the use of ACS, although there can be no assurance in that regard. The Company is pursuing, through Isolagen Europe, commercial operations in the United Kingdom and is pursuing commercial operations through subsidiaries, joint ventures or license arrangements in Australia, South Korea, Hong Kong, Brazil, and Mexico.. The Company is investigating regulatory and other requirements in these countries and evaluating markets and potential joint venture partners and licensees. In the future, the Company believes that it can increase and strengthen its market position in the following ways:

      - Expanding and solidifying its relationship with the approximately 200 physicians who have used the Isolagen Process with their patients, as well as marketing the Company's processes and products to other doctors (i.e., plastic surgeons, facial plastic surgeons, dermatologists and aestheticians).

      -     Continuing its current research into the science of ACS.

      - Working with regulatory agencies, country by country, to obtain the approval of the Isolagen Process and future products of the Company.

      - Investigating foreign markets for the Isolagen Process and future products.

      - Developing new applications for the Isolagen Process beyond cosmetic facial rejuvenation, such as dental applications.

      -     Designing and developing new laboratory facilities.

            The Company's business plan is focused on the following major steps:

      - ESTABLISHING AND FORMALIZING STRATEGIC PARTNERING RELATIONSHIPS. The Company is conducting discussions with identified industry leaders in the pharmaceutical and medical device industries for application-specific sales and distribution of the Company's techniques and products. The Company's aim is to establish relationships with industry leaders, both domestic and international, which represent the broadest market appeal for specific Company products and techniques.

      - ACCELERATING CURRENT RESEARCH EFFORTS. The Company is working on capturing the full benefit of the Isolagen Process and ACS technology in applications in the cosmetic field. The research capability that has produced the Isolagen Process could be applicable to other processes stimulated by ACS technology such as gum rejuvenation and other dental applications, urology, bone marrow and other pigment-related maladies.

      - EXPANDING PRODUCTION FACILITY CAPACITY. Isolagen Technologies operates a laboratory facility in Houston, Texas which is equipped with state-of-the-art tissue culture equipment, instrumentation and storage systems.

      - EXPANDING SALES, PRODUCTION AND ADMINISTRATIVE RESOURCES. Increased sales, research, and foreign affiliations will require more resources of the Company. These will be supplied through third party relationships and increases to staff as necessary.

      - SUPPLEMENTING AND LEVERAGING EXISTING ADVISORY RELATIONSHIPS. Physicians are a primary channel for introducing and distributing new products. To facilitate the marketing strategies outlined above, existing physician and corporate relationships of the Company will be supplemented and leveraged. Their support is a key building block in the future growth of the Company.

MARKET SIZE AND CHARACTERISTICS

      The Isolagen Process of tissue regeneration is directed primarily at the dermatological and plastic surgery markets. According to the American Society of Plastic Surgeons ("ASPS") and the Plastic Surgery Educational Foundation ("PSEF"):

      -     6.6 million people had cosmetic plastic surgery in 2002;

      -     Approximately 1.1 million Botox injections were performed in 2002;

      - More than 4.9 million people had non-surgical cosmetic procedures in 2002;

      - In 2002, 37% of all cosmetic plastic surgery patients were repeat patients.

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

FACIAL REJUVENATION

      The first application of the Isolagen Process is for facial rejuvenation, which the Company intends to market as a "Natural Collagen Supplementation System." The primary benefits of the Natural Collagen Supplementation System are three-fold:

      - Since this is an autologous system (exclusively using a patient's own cells), the Company believes there is a reduced possibility of allergic reaction as compared to bovine collagen and non-natural fillers.

      - The therapeutic correction received is lasting because the patient's immune system recognizes the injected cells as the patient's own and does not reabsorb or reject them as it does with foreign materials and proteins.

      - Patients experience gradual and continued improvement as a result of the natural activity of the re-introduced cells.

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

      Fibroblasts stimulate collagen production. Fibroblasts have a finite lifespan and finite ability to repair damage. "Younger" fibroblasts are more effective than "older" fibroblasts from older or more photodamaged patients. The amount of correction a patient would see depends on a variety of factors, including the type of facial line, type of scar, age of the patient and the intrinsic ability of each patient's fibroblasts to create more collagen. Our product is the only product on the market that utilizes a patient's own cells or is autologous. There is no foreign substance utilized in our treatment. We are currently charging physicians approximately $1,800 for three injections. Alternative products include Zyderm/Zyplast, Hlyaform, Fibrel, Autologen, Demolagen Lypocytic Dermal Augmentation, Alloderm, Artecoll, Softform, Silicon Droplets, Botox, Ablative Lasers, Non-Ablative Lasers, Microdermabrasion and Chemical Peels. These products will cost in the range of $400 to $1,250 per procedure, and last in the range of three months to one year.

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

COMPETITION

      Tissue regeneration companies compete in the dermatology and plastic surgery markets with substantially different treatments. These include silicone injections, laser procedures, facial surgical procedures (e.g., facelifts and eyelid surgeries), fat injections, dermabrasion, collagen injections, and botulism toxin injections. Indirect competition comes from facial care treatment products. Items catering to the growing demand for therapeutic skin care products are facial scrubs, anti-aging treatments, tonics, astringents and skin-restoration formulas. Patients who might consider using the Isolagen Process could also consider the following products (information included under Key Points is provided by Company management):

PRODUCT               DESCRIPTION             PRODUCT TYPE         KEY POINTS
-------               -----------             ------------         ----------
Zyderm/Zyplast        Collagen from           Collagen implant     Reabsorbs in 3 to 6 months in 95+ % of patients.
                      cowhides of a closed                         Allergic reaction in approx. 3% of patients.
(Inamed Aesthetics)   herd                                         Immediate esthetic effect.

PRODUCT               DESCRIPTION             PRODUCT TYPE         KEY POINTS
-------               -----------             ------------         ----------
                                                                   $400-$500 per treatment.
                                                                   FDA approved.

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

Autologen             Skin from patient       Collagen Implant     Requires large piece of skin 3"x3" to make 3cc for each
(Collagenesis Corp)                                                treatment.
                                                                   Reabsorbs in 6 to 12 months.
                                                                   $650-$850 treatment.

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

Lypocytic Dermal      Fat from patient        Fat implant          Reabsorbs in 6 to 12 months; not a viable correction.
Augmentation                                                       Requires harvesting of fat, preparation, and
                                                                   reintroduction into treatment areas.
(manufactured by                                                   Subcutaneous atrophy requires microlipoinjection overlaid
 physician)                                                        with lypocytic dermal augmentation.
                                                                   Autologous nature avoids allergic reaction.
                                                                   $550 to $1,250 per treatment.

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

Softform              Expanded                Artificial implant   Requires surgery to implant.
(Collagen Corp)       polytetra-                                   Potential for complications: infection, rejection, and
                      flouroetheylene                              malpositioning.
                                                                   Used only for subcutaneous tissue augmentation.

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

Ablative Lasers       Mechanical device       Tissue               Long healing period; open sores for 5 to 14 days;
e.g. CO2  & Erbium                            vaporization         redness up to six months.
                                              causing new tissue   Requires surgery and anesthesia.
(Coherent or                                  to form              Potential for complications: hypopigmentation, scars,
   Luminesse)                                                      non-healing wounds.
                                                                   $1,500 to $7,500

Non-Ablative Lasers   Mechanical device       Stimulated dermis    Multiple treatments 4 to 6.
e.g. Nd 1032, Q                               to form collagen     Takes up to six months to realize improvements.
switched 1064 YAG                                                  Up to $5,000.
(Coherent or
   Luminesse)

Microdermabrasion     Mechanical device       Tissue abridement    Minimal efficacy on scars and wrinkles.
(Microdermex,                                 causing new tissue   Good epidermal effect.
Parisian Peel or                              to form              Requires 6 to 10 treatments.
Dermaglow)                                                         Up to $2,000.

Chemical peels        Carbolic acid, TCA,     Chemical tissue      Long healing period; open sores for 5 to 14 days;
(TCA, Phenol          alpha hydroxy acids     removal causing      redness up to six months.
chemicals                                     new tissue to form   Laser applications are replacing this technology.
 are formulated by a                                               $500 to $5,000.
 pharmacist)

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

      In the 1st quarter of 2003, Isolagen Technologies entered into an Intellectual Property Purchase Agreement with Gregory M. Keller, M.D. and Pacgen Partners to acquire two patent applications: a) to repair vocal cord tissue defects and b) to promote healing of wounds and fistulas. As consideration, the Company issued the seller 100,000 shares of the Company's Common Stock and a royalty equal to (a) 5% of all revenues recognized by Purchaser or its Affiliates from commercial application of the Intellectual Property made, provided, distributed, sold or manufactured directly by Purchaser or its Affiliates, or (b) 25% of all revenues recognized by Purchaser or its Affiliates from licensing, sublicensing, transferring or selling the Intellectual Property to a third party, without offset or deduction for general and administrative or operating costs, subject to a total maximum royalty of $2 million.

      The Company is working on several other patent applications. The Company continues to seek ways to protect its proprietary technology and trade secrets, including entering into confidentiality or license agreements with its employees, consultants and corporate partners, and controlling access to and distribution of its technologies and other proprietary information.

RESEARCH AND DEVELOPMENT

      The Company's research and development focus is not principally on new product development, but on improved process science, manufacturing and cost reduction. Though the Company's research and development focuses on improved process and manufacturing, the Company continues to explore applications for the Isolagen Process like therapies to regrow hair, repair damaged nerves, and heal burned skin. For the years ending December 31, 2002, 2001 and 2000, we incurred research and development expenses of $1.7 million, $0.9 million, and $0.5 million, respectively.

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

RISK FACTORS

      WE WILL NEED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL TO FUND OUR OPERATIONS OVER THE COURSE OF THE NEXT TWO YEARS. NO ASSURANCE CAN BE GIVEN THAT ANY SUCH FINANCING, IF OBTAINED, WILL BE ADEQUATE TO MEET OUR ULTIMATE CAPITAL NEEDS AND TO SUPPORT OUR GROWTH. Although we believe our current cash resources will be sufficient to fund our planned operations for the next 12 months, we will require substantial additional capital to meet our long-term needs. Subsequent to 12 months, we will require approximately $20 million of additional capital to bring our product to market in the United States and expand operations in the United Kingdom and Australia. This estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. We recently commenced operations, are suffering losses from operations, have limited capital resources, do not have access to a line of credit or other debt facility, and will be unable to sustain operations absent substantial infusions of capital. We are actively assessing various financing opportunities. There can be no assurance that we will be successful in raising the necessary capital; or that we will be able to raise capital on acceptable terms. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be materially and adversely impacted.

      THE NEED TO RAISE ADDITIONAL CAPITAL WILL EXPOSE EXISTING SHAREHOLDERS TO THE RISK OF SUBSTANTIAL DILUTION. The need to raise additional capital will expose existing shareholders to the risk of substantial dilution.

      ISOLAGEN HAS NOT DEMONSTRATED AN ABILITY TO GENERATE SIGNIFICANT REVENUE, AND THERE IS NO ASSURANCE THAT WE WILL PRODUCE ANY MATERIAL REVENUES. Isolagen is a development stage company with a limited operating history and no significant revenues to date. Isolagen has not yet demonstrated its ability to generate significant revenue, and there is no assurance that we will produce any material revenues, or that we will ever operate on a profitable basis.

      AS A RESULT OF OUR LIMITED OPERATING HISTORY AND BECAUSE OF THE EMERGING NATURE OF THE MARKETS IN WHICH WE WILL COMPETE, OUR FINANCIAL DATA IS OF LIMITED VALUE IN PLANNING FUTURE OPERATING EXPENSES. OUR OPERATING EXPENSES ARE DIFFICULT TO FORECAST ACCURATELY. TO THE EXTENT THAT SUCH EXPENSES PRECEDE OR ARE NOT RAPIDLY FOLLOWED BY INCREASED REVENUE, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE MATERIALLY ADVERSELY AFFECTED. As a result of our limited operating history and because of the emerging nature of the markets in which we will compete, our financial data is of limited value in planning future operating expenses. Our expense levels will be based in part on our expectations concerning future revenues. A significant portion of our revenue is anticipated to be derived from the Isolagen Process; however, the size and extent of such revenues are wholly dependent upon the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for the Isolagen Process could have an immediate and material adverse effect on our business, results of operations and financial condition. Further, business development and marketing expenses may increase significantly as we expand our operations. To the extent that such expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

      OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE AS A RESULT OF A VARIETY OF FACTORS, MANY OF WHICH ARE OUTSIDE OF OUR CONTROL. OUR OPERATING RESULTS MAY FALL BELOW THE EXPECTATIONS OF SECURITIES ANALYSTS, STOCKHOLDERS AND INVESTORS IN ANY FUTURE PERIOD. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include: the level of demand for the Isolagen Process and other services and products that we may develop; our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;

the amount and timing of expenditures by customers; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; government regulation and legal developments regarding the use of the Isolagen Process; and general economic conditions. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our quarterly results. Due to all of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future period.

      WE ANTICIPATE THAT LOSSES WILL CONTINUE TO INCREASE FROM CURRENT LEVELS AND THAT WE WILL EXPERIENCE NEGATIVE CASH FLOW, WHICH MAY LIMIT OR DELAY ABILITY TO BECOME PROFITABLE. The Company expects to expend significant resources on consultants, technology, advertising, hiring of personnel and startup costs. As a result, the Company has incurred losses since its inception and expects to experience operating losses and negative cash flow for the foreseeable future. The Company anticipates its losses will continue to increase from current levels because it expects to incur additional costs and expenses related to brand development, consulting costs, laboratory development costs, FDA clinical trials, marketing and other promotional activities, the addition of customer service personnel, the continued development of its website, its computer network, and development of relationships with strategic business partners, including but not limited to doctors who might use the Isolagen Process. For the years ending December 31, 2002, 2001 and 2000, we incurred losses of $5.4 million, $1.7 million and $0.8 million, respectively.

      OUR INABILITY TO REDUCE COSTS MAY LIMIT OR OUR DELAY ABILITY TO BECOME PROFITABLE. The Company anticipates that improved manufacturing practices will allow the Company's laboratories to have significantly greater through-put and reduce many of the Company's variable costs. The Company also expects to incur additional costs and expenses related to brand development, consulting costs, laboratory development costs, FDA clinical trials, marketing and other promotional activities, the addition of customer service personnel, the continued development of its website, its computer network, and development of relationships with strategic business partners, including but not limited to doctors who might use the Isolagen Process. If the Company cannot reduce its costs and expenses, then the Company may continue to experience operating losses and negative cash flow. Moreover, the costs to obtain regulatory approvals could be considerable and the failure to obtain or delays in obtaining such approvals could materially adversely affect the Company's business performance and financial results. We have spent approximately $200,000 for regulatory approvals in the United Kingdom and Australia. Research and development costs are composed primarily of costs related to the Company's efforts to gain FDA approval for the Isolagen Process in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The total cost of research and development as of December 31, 2002 is $3.8 million. As of December 31, 2002, we believe at a minimum it will cost $4.2 million to complete this project. That estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. Failure to substantially reduce the cost per patient will have a material adverse effect on the results of Isolagen's operations and financial condition.

      THERE IS A LIMITED PUBLIC TRADING MARKET FOR THE COMMON STOCK THAT MAY LIMIT OR PRECLUDE YOUR ABILITY TO SELL SHARES OF COMMON STOCK. There is a limited public trading market for the Common Stock, and there is no assurance that any established public trading market will develop for any of the Company's securities. Without such an active or public trading market, there can be no assurance of any liquidity or resale value of the Common Stock. The Common Stock may be illiquid for indefinite periods of time.

      OUR STOCK PRICE IS HIGHLY VOLATILE, AND REPRESENTS SIGNIFICANT MARKET RISK TO AN INVESTMENT IN OUR COMMON STOCK. The market price of the Common Stock is likely to be highly volatile due to risks and uncertainties described in this Prospectus, as well as other factors, including sales of substantial amounts of our stock by existing stockholders and price and volume fluctuations in the stock market which do not relate to our operating performance. During 2001, our common stock traded from $0.05 to $7.00. During 2002, our common stock traded from $2.20 to $7.25.

      OUR COMMON STOCK IS VULNERABLE TO PRICING AND PURCHASING ACTIONS THAT ARE BEYOND OUR CONTROL AND, THEREFORE, PERSONS ACQUIRING OUR SHARES MAY BE UNABLE TO RESELL THEIR SHARES AT A PROFIT AS A RESULT OF THIS VOLATILITY. The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our testing, development or regulatory approval schedules, technological innovations or new products developed by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, economic and other external factors, all affect the market price of our securities. In addition, the realization of any of the risks described in these "Risk Factors" could have a significant and adverse impact on such market prices.

      FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE. THEREFORE, PRESENT STOCK PRICES MAY NOT BE INDICATIVE OF THE PRICES AT WHICH YOU WILL BE ABLE TO SELL SHARES OF COMMON STOCK. Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of December 31, 2002, approximately 14.2 million shares of Common Stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144 promulgated under the Securities Act, or another exemption from registration under the Securities Act. Substantially all of the restricted shares of our common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline.

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

      OBTAINING FDA AND OTHER REGULATORY APPROVALS IS TIME CONSUMING AND EXPENSIVE, AND THE RESPECTIVE OUTCOMES ARE UNCERTAIN. The process of obtaining FDA and other regulatory approvals is time consuming and expensive. Clinical trials are required and the marketing and manufacturing of Company's products and services are subject to rigorous testing procedures. The Company may not be able to obtain FDA approval or other regulatory approval to conduct clinical trials or to manufacture and market any of the products it develops, acquires or licenses. Moreover, the costs to obtain approvals could be considerable and the failure to obtain or delays in obtaining an approval could significantly harm the Company's business performance and financial results. Even if pre-marketing approval from the FDA is received, the FDA is authorized to impose post-marketing requirements such as: (i) testing and surveillance to monitor a product and its continued compliance with regulatory requirements; (ii) submitting products for inspection and, if any inspection reveals that the product is not in compliance, prohibiting the sale of all products; (iii) suspending manufacturing; and (iv) withdrawing marketing clearance. In their regulation of advertising, the FDA and Federal Trade Commission (the "FTC") from time to time issue correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices could result in the following: (i) incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA's requirements; (ii) changes in the methods of marketing and selling products; (iii) taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians, rescinding previous advertisements or promotions; and (iv) disruption in the distribution of products and loss of sales until compliance with the FDA's position is obtained.

      WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION THAT MAY SIGNIFICANTLY AFFECT OUR OPERATING RESULTS. Human healthcare products and services companies are subject to significant regulation by a number of national, foreign, state and local agencies. The FDA has jurisdiction covering testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Failure to comply with applicable regulatory requirements could, among other things, result in: (i) fines; (ii) changes to advertising; (iii) suspensions of regulatory approvals of products;
(iv) delays in product distribution, marketing and sale; and (iv) civil or criminal sanctions. The Company's products receive FDA review regarding their safety and effectiveness. However, the FDA is permitted to revisit and change its prior determinations. The Company cannot be sure that the FDA will not change its position with regard to the safety or effectiveness of its products. If the FDA's position changes, the Company may be required to change its labeling or cease to manufacture and market the challenged products. Even prior to any formal regulatory action, the Company could voluntarily decide to cease distribution and sale or recall any of its products if concerns about the safety or effectiveness develop.

      WE ARE ALSO SUBJECT TO A VARIETY OF OTHER REGULATIONS IN VARIOUS FOREIGN MARKETS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS IN A PARTICULAR MARKET OR IN GENERAL. The Company is also subject to a variety of other regulations in various foreign markets. The Company's failure to comply, or assertions that the Company fails to comply, with these regulations could have a material adverse effect on the Company's business in a particular market or in general. To the extent the Company decides to commence or expand operations in additional countries, government regulations in those countries may prevent or delay entry into or expansion of operations in those markets. In addition, the Company may introduce additional products into the foreign markets. However, government regulations in both the Company's domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of the Company's products.

      OUR FOREIGN OPERATIONS ARE EXPOSED TO RISKS ASSOCIATED WITH FOREIGN REGULATIONS, EXCHANGE RATE FLUCTUATIONS, TRADE RESTRICTIONS AND POLITICAL, ECONOMIC AND SOCIAL INSTABILITY. A foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. We are also exposed to risks associated with foreign currency fluctuations. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase. We are also subject to the risks of doing business abroad, including unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, limits on our ability to enforce our intellectual property rights, , limits on repatriation of funds and political risks that may limit or disrupt international sales. Such limitations and interruptions could have a material adverse effect on our business, financial condition and results of operations. In addition, operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge our foreign currency transactions and is therefore subject to the risk of changes in exchange rates.

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

      OUR COMPETITORS IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY HAVE SUPERIOR PRODUCTS, MANUFACTURING CAPABILITIES OR MARKETING POSITION. The human healthcare products and services industry is extremely competitive. The Company's competitors include major pharmaceutical companies and other biotechnology companies. Most of these competitors have more extensive research and development, marketing and production capabilities and greater financial resources than the Company. The Company's future success will depend on its ability to develop and market effectively its processes and products against those of its competitors. If the Company's processes and products receive marketing approval but cannot compete effectively in the marketplace, the Company's profitability and financial position will suffer.

      DIFFICULTIES MANAGING GROWTH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. If the Company achieves growth in its operations in the next few years, such growth could place a strain on its management, administrative, operational and financial infrastructure. The Company's ability to manage its operations and growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures. In addition, the Company may find it necessary to hire additional management, financial and sales and marketing personnel to manage the Company's operations. If the Company is unable to manage this growth effectively and successfully, the Company's business, operating results and financial condition may be materially adversely affected.

      WE ARE DEPENDENT ON OUR KEY OFFICERS AND EMPLOYEES. The Company is dependent on the efforts of Frank DeLape (Chairman of the Board of Directors), William K. Boss, Jr. (Vice Chairman of the Board of Directors), Michael Macaluso, (Chief Executive Officer, President and Director), Jeffrey Tomz, (Chief Financial Officer and Secretary), Olga Marko (Senior Vice President and Director of Research), and Vaughan Clift, (Vice President of Operations). The loss of any of these officers or employees or our inability to recruit and train additional key service personnel in a timely manner, could materially and adversely affect our business and our future prospects. While no assurances can be given that the Company's current management resources will enable it to succeed as planned, a loss of one or more of its current officers or key employees could severely and negatively impact its operations. No assurances can be given that the Company will not suffer the loss of key human resources for one reason or another. The Company has employment agreements with certain of its officers, but some of its key management personnel are employed "at-will" and may elect to pursue other opportunities at any time. Specifically, the loss of Michael Macaluso, the Chief Executive Officer of the Company, or Frank DeLape, Chairman of the Board, neither of which has an employment agreement with the Company, could significantly harm the Company's business. The Company has no present intention of obtaining key man life insurance on any of the executive officers or management. We have had no difficulty hiring and retaining the necessary management and personnel in the recent past. To the best of our knowledge, none of our key officers or employees plan to leave or retire in the near future.

      WE WILL NEED TO ATTRACT, TRAIN OR RETAIN ADDITIONAL HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL IN THE FUTURE. OUR INABILITY TO DO SO COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. There can be no assurance that we will be able to attract, train or retain additional highly qualified technical and managerial personnel in the future, which could have a material adverse effect on the our business, financial condition and results of operations.

      OUR OFFICERS AND DIRECTORS HAVE EFFECTIVE VOTING CONTROL OF THE COMMON STOCK. THEREFORE, OUR OTHER STOCKHOLDERS WILL HAVE LIMITED PARTICIPATION IN OUR AFFAIRS. As of December 31, 2002, our present executive officers, directors and controlling stockholders directly and beneficially hold 57.9% of the outstanding shares of Common Stock. Our officers, directors and controlling stockholders currently are, and in the foreseeable future will continue to be, in a position to control Isolagen by being able to nominate and elect a majority of our Board of Directors. The Board of Directors establishes corporate policies and has the sole authority to nominate and elect our officers to carry out those policies. Other stockholders therefore will have limited participation in our affairs.

      WE HAVE NOT DECLARED ANY DIVIDENDS ON OUR COMMON STOCK TO DATE AND WE HAVE NO INTENTION OF DECLARING DIVIDENDS IN THE FORESEEABLE FUTURE. INVESTORS IN OUR COMMON STOCK CANNOT RELY ON DIVIDEND INCOME. The future payment by the Company of cash dividends on the Common Stock rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its "unencumbered cash," its capital requirements and its financial condition, as well as other relevant factors. The Company does not anticipate making any cash distributions on the Common Stock in the foreseeable future. Investors in our common stock cannot rely on dividend income.

      IF WE ARE UNABLE TO EFFECTIVELY PROMOTE OUR BRAND AND ESTABLISH A LEADING POSITION IN THE BIOTECHNOLOGY MARKETPLACE, RESULTS OF OPERATION AND FINANCIAL CONDITION WILL SUFFER. The Company's brand name is new and unproven. If the Company is unable to effectively promote its brand and establish a leading position in the biotechnology marketplace, results of operation and financial condition will suffer. Company management believes that the importance of brand recognition will increase over time. In order to gain brand recognition, the Company may increase its marketing and advertising budgets to create and maintain brand loyalty.

      WE MAY FAIL TO PROTECT ADEQUATELY ITS PROPRIETARY TECHNOLOGY, WHICH WOULD ALLOW COMPETITORS TO TAKE ADVANTAGE OF ITS RESEARCH AND DEVELOPMENT EFFORTS. The Company's long-term success largely depends on its ability to market technologically competitive processes and products. If the Company fails to obtain or maintain these protections it may not be able to prevent third parties from using its proprietary rights. The Company's currently pending or future patent applications may not result in issued patents. In the United States, patent applications are confidential until patents issue, and because third parties may have filed patent applications for technology covered by its pending patent applications without the Company being aware of those applications, the Company's patent applications may not have priority over any patent applications of others. In addition, the Company's issued patents may not contain claims sufficiently broad to protect the Company against third parties with similar technologies or products or provide the Company with any competitive advantage. If a third party initiates litigation regarding the Company's patents, and is successful, a court could revoke the Company's patents or limit the scope of coverage for those patents.

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

      WE MAY INCUR SUBSTANTIAL COSTS AS A RESULT OF LITIGATION OR OTHER PROCEEDINGS RELATING TO PATENT AND OTHER INTELLECTUAL PROPERTY RIGHTS. A third party may sue us, one of its subsidiaries or one of our strategic collaborators for infringing a third-party's patent rights. Likewise, we may need to resort to litigation to enforce our patent rights or to determine the scope and validity of third-party proprietary rights.

      The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in the our favor, could be substantial, and the litigation would divert management's efforts. Some of the our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we or its strategic collaborators may be required to: pay monetary damages; stop commercial activities relating to the affected products or services; obtain a license in order to continue manufacturing or marketing the affected products or services; or compete in the market with a substantially similar product.

      Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages and litigation could disrupt the Company's commercial activities.

      WE MAY BE LIABLE FOR PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE. Doctors who use the Company's processes and products, including but not limited to the Isolagen Process, and patients who have been treated by the Isolagen Process or any other process or products of the Company may bring product liability claims against the Company or its subsidiaries. While the Company has taken, and continue to take, what the Company believes are appropriate precautions, the Company may be unable to avoid significant liability exposure. The Company intends to obtain and keep in force product liability insurance sufficient to protect it from claims; however, the Company may be unable to obtain insurance in the future, or the Company may be unable to do so on acceptable terms. Any additional insurance the Company obtains may not provide adequate coverage against any asserted claims. In addition, regardless of merit or eventual outcome, product liability claims may result in: diversion of management's time and attention; expenditure of large amounts of cash on legal fees, expenses and payment of damages; decreased demand for the Company's products and services; and injury to the Company's reputation. At present, we believe we carry reasonably adequate insurance coverage against product liability claims.

      IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, OUR PROCESSES, PRODUCTS OR SERVICES MAY BECOME OBSOLETE AND UNMARKETABLE. The field of biotechnology is characterized by significant and rapid technological change. Although we attempt to expand its technological capabilities in order to remain competitive, research and discoveries by others may make our processes, products or services obsolete. If we cannot compete effectively in the marketplace, our potential for profitability and financial position will suffer.

      OUR ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS IN BUSINESS AND DIVERSION OF MANAGEMENT ATTENTION, ADVERSELY IMPACTING OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. In the near future, the Company may make acquisitions of complementary companies, products or technologies. Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Management may be unable to maintain and improve upon the uniform standards, controls, procedures and policies of the Company if it fails in this integration. Acquisitions may cause disruptions in operations and divert management's attention from day-to-day operations, which could impair the Company's relationships with current employees, customers and strategic partners. The Company may also have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to the Company's stockholders' holdings. In addition, profitability of the Company may suffer because of such acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired businesses, products, technologies or personnel with existing operations, the Company may not receive the intended benefits of such acquisitions. We are not party to any agreements, written or oral, for the acquisition of any company, product or technology.

      PROVISIONS IN OUR BYLAWS PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS, WHICH COULD REQUIRE US TO DIRECT FUNDS AWAY FROM OUR BUSINESS AND PRODUCTS. Our Bylaws provide for indemnification of officers and directors. We may be required to pay judgments, fines, and expenses incurred by an officer or director, including reasonable attorneys' fees, as a result of actions or proceedings in which such officers and directors are involved by reason of being or having been an officer or director. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business and the development of our products, thereby affecting our ability to attain profitability. This could cause our stock price to drop.

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

              ADMINISTRATIVE      WAREHOUSE         LABORATORY         TOTAL
              --------------      ---------         ----------         -----
Houston            4,900 (1)           --             3,900 (2)        8,797
London             1,300            2,900             5,200            9,400  (3)
Sydney             1,100            1,100             4,900            7,100  (4)
                   -----            -----             -----            -----

                   7,300            4,000            14,000           25,297



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


                                       Fiscal Years Ended
                        --------------------------------------------------
                          December 31, 2002             December 31, 2001
                        --------------------          --------------------
                        High            Low           High            Low
                        ----            ---           ----            ---
First Quarter           $7.25          $5.00          $0.11          $0.05
Second Quarter          $6.95          $2.90          $1.50          $0.43
Third Quarter           $3.75          $2.20          $2.75          $0.92
Fourth Quarter          $5.75          $3.00          $7.00          $1.05

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

                                            Number of Securities to be Issued      Weighted-Average            Number of Securities
                                              Upon Exercise of Outstanding           Exercise Price          Remaining Available for
        Plan Category                                    Options                 of Outstanding Options           Future Issuance
Equity compensation plans
  approved by security holders                         4,252,100                            $5.08                     509,500

Recent Sales of Unregistered Securities

      The following information relates to securities of the Company issued or sold during the three months ended December 31, 2002 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

      None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussions of the Company's results of operations and financial condition should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB/A.

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

      Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, in addition to those contained in "Risk Factors," without limitation:

      - our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry and other health-related markets;

      - whether our clinical human trials relating to autologous cellular therapy applications for the treatment of dermal defects or gingival recession can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials;

      - our ability to provide and deliver any autologous cellular therapies that we may develop, on a basis is that is cost competitive with other therapies, drugs and treatments that may be provided by our competitors;

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

      - our ability to receive requisite regulatory approvals in the United States, European Community, Australia, South Korea, Hong Kong, Mexico and other countries, and our ability to retain the licenses that we may obtain in such jurisdictions; and the absence of adverse regulatory developments in the United States, European Community, Australia, South Korea, Hong Kong, Mexico or any other country, in which we plan to conduct commercial operations;

      -     continued availability of supplies at the current prices;

      -     no new entrance of competitive products in our markets;

      -     no adverse publicity related to our products or the Company itself;

      -     no adverse claims relating to our Intellectual Property;

      - the adoption of new, or changes in, accounting principles; and/or legal proceedings;

      - our ability to maintain compliance with the AMEX requirements for continued listing of our common stock;

      - the costs inherent in complying with new laws and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

      -     our ability to efficiently integrate future acquisitions, if any;

      - other new lines of business that the company may enter in the future; and

      - other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

      These factors are not necessarily all of the important factors that could cause actual results of operations to differ materially from those expressed in these forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. We cannot assure you that projected results will be achieved.

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

      Isolagen reported a net loss of $5,433,055 for the year ended December 31, 2002 compared to a net loss of $1,652,004 for the year ended December 31, 2001.

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

      Revenue Recognition: We recognize revenue from product sales when goods are shipped and the risk of loss transfers to the customer. Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Any amounts received in advance of performance are recorded as deferred revenue. We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. We believe that all of these conditions are met at the time of shipment. Currently, three injections are recommended, although the decision to utilize one, two or three injections is between the attending physician and his/her patient. The amount invoiced is fixed and determinable and only varies among customers depending upon the number of injections requested. There is no performance provision under any arrangement with any doctor and there is no right to refund, or returns for unused injections.

      Currently the Isologen Process is delivered through an attending physician to each patient in the Company's recommended regimen of up to three injections. Each injection has stand alone value to the patient. The Company invoices the attending physician upon that physician submitting his/her patient's tissue sample to the Company; thus the contractual arrangement is between the Company and the medical professional. The amount invoiced varies directly with the number of injections requested. All orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The amount of the revenue deferral represents the fair value of the remaining undelivered injections defined in accordance with EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

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

RESULTS OF OPERATIONS, AS RESTATED

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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 458%, or $3,279,314 to $3,994,782 in Fiscal 2002, compared to $715,468 in Fiscal 2001. The major components of the approximately $3.3 million increase in selling, general and administrative expense are as follows: a) salaries increased by approximately $0.6 million to $0.7 million in Fiscal 2002 compared to $0.1 million in Fiscal 2001 (these amounts include an imputed expense of $400,000 in Fiscal 2002 and $155,556 in Fiscal 2001 relating to the fair market value of services provided by certain officers by which they were not compensated); b) consulting expense increased by approximately $0.6 million to $0.7 million in Fiscal 2002 compared to $0.1 million in Fiscal 2001; c) travel expense increased by approximately $0.3 million to $0.4 million in Fiscal 2002 compared to $0.1 million in Fiscal 2001; d) legal expense increased by approximately $0.2 million to $0.3 million in Fiscal 2002 compared to $0.1 million in Fiscal 2001; e) promotional expense increased by approximately $0.2 million to $0.2 million in Fiscal 2002 compared to $0.0 million in Fiscal 2001; and f) various other expenses, including rent, insurance and other office expense increased by approximately $1.0 million to $1.3 million in Fiscal 2002 compared to $0.3 million in Fiscal 2001. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries due to an increase in the number of employees; b) increased travel expenses related to our expansion into the UK and Australia; c) higher legal fees related to patent and business development issues; d) increased marketing and promotion efforts related to the commencement of operations in the UK; and e) increase in office locations due to expansion into the United Kingdom and Australia.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased by $0.8 million during the twelve months ended December 31, 2002 to $1.7 million as compared to $0.9 million for the same period of 2001. Research and development costs are composed primarily of costs related to the Company's efforts to gain FDA approval for the Isolagen Process in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The total cost of research and development as of December 31, 2002 is $3.8 million. As of December 31, 2002, we believe at a minimum it will cost $4.2 million to complete this project. That estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. The Company has other research projects currently underway, including those related to repairing damaged nerves and therapies to regrow hair and to heal burned skin. However, research and development costs related to these projects were not material during the 2002 or 2001 periods. The major components of the approximately $0.8 million increase in research and development expense are as follows: a) consulting expense increased by approximately $0.1 million to $0.7 million in Fiscal 2002 compared to $0.6 million in Fiscal 2001. In Fiscal 2001, the Company incurred a non-cash consulting expense of $450,000 which represents the issuance of 300,000 common shares as payment for consulting services relating to a potential development of a dental product; b) salaries increased by approximately $0.5 million to $0.9 million in Fiscal 2002 compared to $0.4 million in Fiscal 2001; and c) laboratory expense increased by approximately $0.2 million to $0.2 million in Fiscal 2002 compared to $0.0 million in Fiscal 2001.

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

      NET LOSS. Net loss in Fiscal 2002, was $5,433,055, as compared to a net loss of $1,652,004 in Fiscal 2001. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, promotional expenses, and bonuses paid to key personnel. Net loss attributable to common stockholders in Fiscal 2002 was $16,114,660, as compared to a net loss of $1,652,004 in Fiscal 2001. These amounts include $10.2 million and $0.0 million of deemed dividend associated with beneficial conversion of preferred stock in Fiscal 2002 and Fiscal 2001, respectively. These amounts include $0.5 million and $0.0 million of preferred stock dividends in Fiscal 2002 and Fiscal 2001, respectively.

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

Equity Transactions, as restated

      In July 2002, the Company completed a private offering of 2,895,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at an offering price of $3.50 per share. Each share of Series A Preferred Stock is convertible into two shares of common stock at any time after issuance and accrues dividends at 8% per annum payable in cash or additional shares of Series A Preferred Stock. In conjunction with the private offering, the Company issued to the placement agent warrants to purchase 1,158,000 shares of common stock with an exercise price of $1.93 per share. The warrants are exercisable immediately after grant and expire five years thereafter. The fair market of the warrants granted to the placement agent, based on the Black-Scholes valuation model, is estimated to be $1.57 per warrant, assuming the following: no dividend yield, a risk-free interest rate of 4%, an expanded term of the warrants of 2 years, and an expected volatility of 129%. The value of the warrants granted has been offset against the proceeds received from the sale of the Series A Preferred Stock.

      During the year ended December 31, 2002, the Company issued an additional 143,507 shares of Series A Preferred Stock in lieu of cash for payment of dividends on the Series A Preferred Stock totaling $502,661.

      The price of the preferred stock sold was $3.50 per share. The market value of the Company's common stock sold on the dates that the preferred stock sold or was issued as a dividend had a range of $2.30 - $5.40 per common share. In accordance with EITF 00-27 this created a beneficial conversion to the holders of the preferred stock and a deemed dividend to the preferred stockholders totaling $10,178,944 was recorded by the Company with a corresponding amount recorded as additional paid-in capital. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series A Preferred Stock limited to the value of the proceeds received.

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

10.3* Employment Agreement dated August 10, 2001 between Isolagen, Inc. and William K. Boss, as amended on February 28, 2002

10.4*                   2003 Stock Option and Stock Appreciation Rights Plan

21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Isolagen, Inc.
--------------
By:         /s/ Jeffrey W. Tomz
--------------------------------
Jeffrey W. Tomz, Chief Financial Officer and
Principal Accounting Officer

Date: November 10, 2003

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

Signature                                                 Title                                         Date
---------                                                 -----                                         ----

/s/ Frank DeLape                                Chairman of the Board                           November 10, 2003
------------------------
Frank DeLape

/s/ William K. Boss, Jr.                        Vice Chairman of the Board                      November 10, 2003
------------------------
William K. Boss, Jr.

/s/ Michael Macaluso                            Chief Executive Officer and Director            November 10, 2003
 -----------------------
Michael Macaluso

/s/ Michael Avignon                             Director                                        November 10, 2003
------------------------
Michael Avignon

/s/ Jeffrey W. Tomz                             Chief Financial Officer                         November 10, 2003
------------------------
Jeffrey W. Tomz

/s/ Steven Morrell                              Director                                        November 10, 2003
------------------------
Steven Morrell

/s/ Ashley Smith                                Director                                        November 10, 2003
------------------------
Ashley Smith

/s/ Ralph De Martino                            Director                                        November 10, 2003
------------------------
Ralph De Martino


                                 Isolagen, Inc.
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                          PAGE
     Report of Independent Public Accountants..............................F-2
     Consolidated Balance Sheets as of December 31, 2002 and 2001..........F-3
     Consolidated Statements of Operations for the years ended
     December 31, 2002 and 2001............................................F-4
     Consolidated Statements of Shareholders' Equity
     From inception to December 31, 2002.................................F-5-8
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2002 and 2001............................................F-9
     Notes to Consolidated Financial Statements........................F-10-22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Isolagen, Inc.

We have audited the accompanying consolidated balance sheets of Isolagen, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2002 (as restated) and 2001 (as restated), and the related consolidated statements of operations (as restated), shareholders' equity (as restated) and cash flows (as restated) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2, the Company restated its financial statements for the years ended December 31, 2002 and 2001.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.
Houston, TX

March 12, 2003
(except for Restatement of Financial Statements described in Note 2 for which the date is October 17, 2003)

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                                December 31,
                                                                                          2002               2001
                                                                                      ------------       ------------
                                                                                      (as restated)      (as restated)
                                     ASSETS

Current assets

   Cash and cash equivalents                                                          $  4,244,640       $  1,380,824
   Inventory                                                                               138,910                 --
   Accounts receivable, net of allowance for doubtful accounts                              40,204              1,067
   Other receivables                                                                       153,583                 --
   Prepaid expenses                                                                        284,557                 --
                                                                                      ------------       ------------

         Total current assets                                                            4,861,894          1,381,891
                                                                                      ------------       ------------

Property and equipment, net                                                              2,159,913              7,357

Other assets                                                                               235,857            174,666
                                                                                      ------------       ------------

Total assets                                                                          $  7,257,664       $  1,563,914
                                                                                      ------------       ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

   Accounts payable                                                                   $  1,881,236       $    208,196
   Accrued expenses                                                                        112,224             23,318
   Deferred revenue                                                                         57,274            280,000
                                                                                      ------------       ------------

         Total current liabilities                                                       2,050,734            511,514
                                                                                      ------------       ------------

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 5,000,000
     shares authorized                                                                       3,039                 --
   Common stock, $.001 par value; 50,000,000
     shares authorized                                                                      15,228             15,190
   Additional paid-in capital                                                           25,573,999          5,321,761
   Other comprehensive income                                                               13,875                 --
   Accumulated deficit during development stage                                        (20,399,211)        (4,284,551)
                                                                                      ------------       ------------

         Total shareholders' equity (deficit)                                            5,206,930          1,052,400
                                                                                      ------------       ------------

Total liabilities and shareholder's equity                                            $  7,257,664       $  1,563,914
                                                                                      ------------       ------------


The accompanying notes are an integral part of these statements

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                      Cumulative
                                                                                                     Period from
                                                                                                     December 28,
                                                                      For the Year Ended             1995 (date of
                                                                         December 31,                inception) to
                                                               -------------------------------       December 31,
                                                                   2002               2001               2002
                                                               ------------       ------------       ------------
                                                               (as restated)      (as restated)      (as restated)
Revenues
   Sales                                                       $     50,991       $     25,482       $  1,441,105
   License fees                                                      40,000             80,000            260,000
                                                               ------------       ------------       ------------

       Total revenues                                                90,991            105,482          1,701,105

Cost of sales                                                        35,133             17,891            437,592
                                                               ------------       ------------       ------------

       Gross profit                                                  55,858             87,591          1,263,513

Selling, general and administrative expenses                      3,994,782            715,468          7,160,659
Research and development                                          1,735,244            933,907          3,770,120
                                                               ------------       ------------       ------------

       Operating loss                                            (5,674,168)        (1,561,784)        (9,667,266)

Other income (expense)
   Interest income                                                  208,692                 17            237,089
   Other income                                                      32,421                 --             32,421
   Loss on disposal of asset                                             --             (8,222)            (8,222)
   Interest expense                                                      --            (82,015)          (311,628)
                                                               ------------       ------------       ------------

       Net loss                                                $ (5,433,055)      $ (1,652,004)      $ (9,717,606)
                                                               ------------       ------------       ------------

Deemed dividend associated with beneficial
    conversion of preferred stock                               (10,178,944)                --        (10,178,944)
Preferred stock dividends                                          (502,661)                --           (502,661)
                                                               ------------       ------------       ------------
Net loss attributable to common shareholders                   $(16,114,660)      $ (1,652,004)      $(20,399,211)
                                                               ------------       ------------       ------------
Per share information

   Net loss  - basic and diluted                               $       (.36)      $       (.14)      $       (.87)
Deemed dividend associated with beneficial
   conversion of preferred stock                                       (.67)                --               (.92)
Preferred stock dividends                                              (.03)                --               (.04)
                                                               ------------       ------------       ------------
Net loss per common share - basic and diluted                  $      (1.06)      $       (.14)      $      (1.83)

Weighted average number of basic and diluted
   common shares outstanding                                     15,205,554         12,206,106         11,116,938
                                                               ------------       ------------       ------------


The accompanying notes are an integral part of these statements

                                 Isolagen, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Shareholders' Equity
                                  (as restated)

                                     Series A Preferred Stock            Common Stock
                                     ------------------------      ------------------------                     Accumulated
                                                                                                                  Deficit
                                       Number                        Number                      Additional       During
                                         of                            of                         Paid-In       Development
                                       Shares         Amount         Shares         Amount        Capital          Stage
                                     ---------      ---------      ---------      ---------      ---------      -----------
  Issuance of common stock
    for cash on 12/28/95                    --      $      --      2,285,291      $  22,853      $ (22,033)      $      --

  Issuance of common stock
    for cash on 11/7/96                     --             --         11,149            111         49,889              --

  Issuance of common stock
    for cash on 11/29/96                    --             --          2,230             22          9,978              --

  Issuance of common stock
    for cash on 12/19/96                    --             --          6,690             67         29,933              --

  Issuance of common stock
    for cash on 12/26/96                    --             --         11,148            111         49,889              --

  Net loss                                  --             --             --             --             --        (270,468)
                                     ---------      ---------      ---------      ---------      ---------       ---------
Balance, 12/31/96                           --      $      --      2,316,508      $  23,164      $ 117,656       $(270,468)

  Issuance of common stock
    for cash on 12/27/97                    --             --         21,182            212         94,788              --

  Issuance of common stock
       for Services on 9/1/97               --             --         11,148            111         36,149              --

  Issuance of common stock
       for Services on 12/28/97             --             --        287,193          2,872          7,383              --

  Net loss                                  --             --             --             --             --         (52,550)
                                     ---------      ---------      ---------      ---------      ---------       ---------
  Balance, 12/31/97                         --      $      --      2,636,031      $  26,359      $ 255,976       $(323,018)

                                                             Treasury Stock
                                                        ------------------------
                                                                                        Total
                                            Other         Number                    Shareholders'
                                        Comprehensive       of                         Equity
                                           Income         Shares         Amount       (Deficit)
                                        -------------   ---------      ---------    -------------
  Issuance of common stock
    for cash on 12/28/95                 $      --             --      $      --      $     820

  Issuance of common stock
    for cash on 11/7/96                         --             --             --         50,000

  Issuance of common stock
    for cash on 11/29/96                        --             --             --         10,000

  Issuance of common stock
    for cash on 12/19/96                        --             --             --         30,000

  Issuance of common stock
    for cash on 12/26/96                        --             --             --         50,000

  Net loss                                      --             --             --       (270,468)
                                         ---------      ---------      ---------      ---------
Balance, 12/31/96                        $      --             --      $      --      $(129,648)

  Issuance of common stock
    for cash on 12/27/97                        --             --             --         95,000

  Issuance of common stock
       for Services on 9/1/97                   --             --             --         36,260

  Issuance of common stock
       for Services on 12/28/97                 --             --             --         10,255

  Net loss                                      --             --             --        (52,550)
                                         ---------      ---------      ---------      ---------
  Balance, 12/31/97                      $      --             --      $      --      $ (40,683)

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)
                                  (as restated)


                                    Series A Preferred Stock               Common Stock
                                 ----------------------------      ----------------------------                       Accumulated
                                                                                                                         Deficit
                                   Number                             Number                          Additional          During
                                     of                                 of                             Paid-In         Development
                                   Shares            Amount           Share            Amount          Capital            Stage
                                 -----------      -----------      -----------      -----------      -----------       -----------
  Issuance of common stock
     for cash on 8/23/98                  --      $        --            4,459      $        45      $    20,022       $        --
  Repurchase of common
     stock on 9/29/98                     --               --               --               --               --                --
     Net loss                             --               --               --               --               --          (195,675)
                                 -----------      -----------      -----------      -----------      -----------       -----------
Balance, 12/31/98                         --      $        --        2,640,490      $    26,404      $   275,998       $  (518,693)
  Issuance of common stock
     for cash on 9/10/99                  --               --           52,506              525          149,475                --
  Net loss                                --               --               --               --               --        (1,306,778)
                                 -----------      -----------      -----------      -----------      -----------       -----------
Balance, 12/31/99                         --      $        --        2,692,996      $    26,929      $   425,473       $(1,825,471)
  Issuance of common stock
     for cash on 1/18/00                  --               --           53,593              536            1,387                --
  Issuance of common stock
     for Services on 3/1/00               --               --           68,698              687             (662)               --
  Issuance of common stock
     for Services on 4/4/00               --               --           27,758              278             (268)               --
  Net loss                                --               --               --               --               --          (807,076)
                                 -----------      -----------      -----------      -----------      -----------       -----------
Balance, 12/31/00                         --      $        --        2,843,045      $    28,430      $   425,930       $(2,632,547)

                                                          Treasury Stock
                                                   ----------------------------
                                                                                         Total
                                     Other           Number                           Shareholders'
                                 Comprehensive         of                                Equity
                                     Income          Shares           Amount           (Deficit)
                                 -------------     -----------      -----------       -----------
  Issuance of common stock
     for cash on 8/23/98          $        --               --      $        --       $    20,067
  Repurchase of common
     stock on 9/29/98                      --            2,400          (50,280)          (50,280)
     Net loss                              --               --               --          (195,675)
                                  -----------      -----------      -----------       -----------
Balance, 12/31/98                 $        --            2,400      $   (50,280)      $  (266,571)
  Issuance of common stock
     for cash on 9/10/99                   --               --               --           150,000
  Net loss                                 --               --               --        (1,306,778)
                                  -----------      -----------      -----------       -----------
Balance, 12/31/99                 $        --            2,400      $   (50,280)      $(1,423,349)
  Issuance of common stock
     for cash on 1/18/00                   --               --               --             1,923
  Issuance of common stock
     for Services on 3/1/00                --               --               --                25
  Issuance of common stock
     for Services on 4/4/00                --               --               --                10
  Net loss                                 --               --               --          (807,076)
                                  -----------      -----------      -----------       -----------
Balance, 12/31/00                 $        --            2,400      $   (50,280)      $(2,228,467)

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)
                                  (as restated)


                                    Series A Preferred Stock               Common Stock
                                 ----------------------------      ----------------------------

                                   Number                             Number                           Additional
                                     of                                 of                              Paid-In
                                   Shares            Amount           Share            Amount           Capital
                                 -----------      -----------      -----------      -----------      -------------
Issuance of common stock
  for services on 7/1/01                  --      $        --          156,960      $     1,570       $    (1,514)
Issuance of common stock
  for services on 7/1/01                  --               --          125,000            1,250            (1,205)
Issuance of common stock
  for capitalization of
  accrued salaries
  on 8/10/01                              --               --           70,000              700           327,425
Issuance of common stock
  for conversion of
  convertible debt
  on 8/10/01                              --               --        1,750,000           17,500         1,593,846
Issuance of common stock
  for conversion of
  convertible shareholder
  notes payable                           --               --          208,972            2,090           133,577
  on 8/10/01
Issuance of common stock
  for bridge financing
  on 8/10/01                              --               --          300,000            3,000            (2,892)
Change in par value in
  Recapitalization of
  Isolagen Technologies
  effective 8/10/01                       --               --               --          (49,085)           (1,195)
Issuance of common stock
  for net assets of Gemini
  on 8/10/01                              --               --        3,942,400            3,942            (3,942)
Issuance of common stock
  for net assets of AFH
  on 8/10/01                              --               --        3,899,547            3,900            (3,900)
Issuance of common stock
  for cash on 8/10/01                     --               --        1,346,669            1,347         2,018,653
Transaction and fund
  raising expenses
  on 8/10/01                              --               --               --               --           (48,547)
Issuance of common stock
  for services on 8/10/01                 --               --           60,000               60                --
Issuance of common stock
  for cash on 8/28/01                     --               --           26,667               26            39,974
Issuance of common stock
  for services on 9/30/01                 --               --          314,370              314           471,241

                                                                               Treasury Stock
                                     Accumulated                        ----------------------------
                                       Deficit                                                                Total
                                        During            Other           Number                           Shareholders'
                                     Development      Comprehensive         of                                Equity
                                        Stage             Income          Shares           Amount           (Deficit)
                                     -----------      -------------     -----------      -----------      -------------
Issuance of common stock
  for services on 7/1/01             $        --      $        --               --       $        --      $        56
Issuance of common stock
  for services on 7/1/01                      --               --               --                --               45
Issuance of common stock
  for capitalization of
  accrued salaries
  on 8/10/01                                  --               --               --                --          328,125
Issuance of common stock
  for conversion of
  convertible debt
  on 8/10/01                                  --               --               --                --        1,611,346
Issuance of common stock
  for conversion of
  convertible shareholder
  notes payable                               --               --               --                --          135,667
  on 8/10/01
Issuance of common stock
  for bridge financing
  on 8/10/01                                  --               --               --                --              108
Change in par value in
  Recapitalization of
  Isolagen Technologies
  effective 8/10/01                           --               --           (2,400)           50,280               --
Issuance of common stock
  for net assets of Gemini
  on 8/10/01                                  --               --               --                --               --
Issuance of common stock
  for net assets of AFH
  on 8/10/01                                  --               --               --                --               --
Issuance of common stock
  for cash on 8/10/01                         --               --               --                --        2,020,000
Transaction and fund
  raising expenses
  on 8/10/01                                  --               --               --                --          (48,547)
Issuance of common stock
  for services on 8/10/01                     --               --               --                --               60
Issuance of common stock
  for cash on 8/28/01                         --               --               --                --           40,000
Issuance of common stock
  for services on 9/30/01                     --               --               --                --          471,555

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)
                                  (as restated)

                                             Series A Preferred Stock                  Common Stock
                                          -----------------------------      -------------------------------

                                            Number                                Number                           Additional
                                              of                                    of                              Paid-In
                                            Shares            Amount              Share            Amount           Capital
                                          ------------      ------------      ------------      ------------      ------------
Uncompensated contribution of
  services - 3rd Qtr. (as restated)                 --      $         --                --      $         --      $     55,556
Issuance of common stock
  for services on 11/1/01                           --                --           145,933               146      $    218,754
Uncompensated contribution of
  services - 4th Qtr. (as restated)                 --                --                --                --           100,000
      Net loss (as restated)                        --                --                --                --                --
                                          ------------      ------------      ------------      ------------      ------------
Balance, 12/31/01 (as restated)                     --      $         --        15,189,563      $     15,190      $  5,321,761
Uncompensated contribution of
  services - 1st  Qtr. (as restated)                --                --                --                --           100,000
Issuance of preferred stock
  for cash on 4/26/02                          905,000               905                --                --         2,817,331
Issuance of preferred stock
  for cash on 5/16/02                          890,250               890                --                --         2,772,239
Issuance of preferred stock
  for cash on 5/31/02                          795,000               795                --                --         2,473,380
Issuance of preferred stock
  for cash on 6/28/02                          229,642               230                --                --           712,991
Uncompensated contribution of
  services - 2nd Qtr. (as restated)                 --                --                --                --           100,000
Issuance of preferred stock
  for cash on 7/15/02                           75,108                75                --                --           233,886
Issuance of common stock
  for cash on 8/1/02                                --                --            38,400                38            57,562
Issuance of warrants
  for services on 9/06/02                           --                --                --                --           103,388
Uncompensated contribution of
  services - 3rd Qtr. (as restated)                 --                --                --                --           100,000
Uncompensated contribution of
  services - 4th Qtr. (as restated)                 --                --                --                --           100,000
Issuance of preferred stock
  for dividends                                143,507               144                --                --           502,517
Deemed dividend associated with
  beneficial conversion
  of preferred stock (as restated)                  --                --                --                --        10,178,944
Comprehensive income:
  Net loss (as restated)                            --                --                --                --                --
Other comprehensive income,
  foreign currency
  translation adjustment                            --                --                --                --                --

Comprehensive loss (as restated)                    --                --                --                --                --
                                          ------------      ------------      ------------      ------------      ------------
Balance, 12/31/02 (as restated)              3,038,507      $      3,039        15,227,963      $     15,228      $ 25,573,999
                                          ------------      ------------      ------------      ------------      ------------

                                                                                         Treasury Stock
                                            Accumulated                          ------------------------------
                                              Deficit                                                                    Total
                                               During             Other             Number                           Shareholders'
                                            Development       Comprehensive           of                                Equity
                                               Stage              Income            Shares            Amount           (Deficit)
                                            ------------      -------------      ------------      ------------      -------------
Uncompensated contribution of
  services - 3rd Qtr. (as restated)         $         --       $         --                --      $         --      $     55,556
Issuance of common stock
  for services on 11/1/01                             --                 --                --                --           218,900
Uncompensated contribution of
  services - 4th Qtr. (as restated)                   --                 --                --                --           100,000
      Net loss (as restated)                  (1,652,004)                --                --                --        (1,652,004)
                                            ------------       ------------      ------------      ------------      ------------
Balance, 12/31/01 (as restated)             $ (4,284,551)      $         --                --      $         --      $  1,052,400
Uncompensated contribution of
  services - 1st  Qtr. (as restated)                  --                 --                --                --           100,000
Issuance of preferred stock
  for cash on 4/26/02                                 --                 --                --                --         2,818,236
Issuance of preferred stock
  for cash on 5/16/02                                 --                 --                --                --         2,773,129
Issuance of preferred stock
  for cash on 5/31/02                                 --                 --                --                --         2,474,175
Issuance of preferred stock
  for cash on 6/28/02                                 --                 --                --                --           713,221
Uncompensated contribution of
  services - 2nd Qtr. (as restated)                   --                 --                --                --           100,000
Issuance of preferred stock
  for cash on 7/15/02                                 --                 --                --                --           233,961
Issuance of common stock
  for cash on 8/1/02                                  --                 --                --                --            57,600
Issuance of warrants
  for services on 9/06/02                             --                 --                --                --           103,388
Uncompensated contribution of
  services - 3rd Qtr. (as restated)                   --                 --                --                --           100,000
Uncompensated contribution of
  services - 4th Qtr. (as restated)                   --                 --                --                --           100,000
Issuance of preferred stock
  for dividends                                 (502,661)                --                --                --                --
Deemed dividend associated with
  beneficial conversion
  of preferred stock (as restated)           (10,178,944)                --                --                --                --
Comprehensive income:
  Net loss (as restated)                      (5,433,055)                --                --                --        (5,433,055)
Other comprehensive income,
  foreign currency
  translation adjustment                              --             13,875                --                --            13,875
                                                                                                                     ------------
Comprehensive loss (as restated)                      --                 --                --                --        (5,419,180)
                                            ------------       ------------      ------------      ------------      ------------
Balance, 12/31/02 (as restated)             $(20,399,211)      $     13,875                --      $         --      $  5,206,930
                                            ------------       ------------      ------------      ------------      ------------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                  Cumulative
                                                                                                 Period from
                                                                                                December 28,
                                                                 For the Year Ended             1995 (date of
                                                                     December 31,               inception) to
                                                          -------------------------------       December 31,
                                                              2002                2001               2002
                                                          ------------       ------------       ------------
                                                          (as restated)      (as restated)      (as restated)
Cash flows from operating activities
   Net loss                                               $ (5,433,055)      $ (1,652,004)      $ (9,717,606)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                        157,704            788,970          1,209,783
           Uncompensated contribution of services              400,000            155,556            555,556
       Depreciation                                             99,812             15,368            167,529
       Loss on sale of property and equipment                       --              8,222              8,222
       Change in operating assets and liabilities:
         Decrease (increase) in accounts receivable            (39,137)             1,288            (40,204)
         Increase in other receivables                        (153,583)          (153,583)
         Increase in inventory                                (138,910)                --           (138,910)
         Increase in prepaid expenses                         (284,557)                --           (284,557)
         Decrease (increase) in other assets                  (115,507)            25,420           (115,507)
         Increase in accounts payable                        1,673,040             59,932          1,881,236
         Increase in accrued expenses                           88,906             13,045            112,224
         Increase (decrease) in deferred revenue              (222,726)           (80,000)            57,274
                                                          ------------       ------------       ------------
           Net cash used in operating activities            (3,968,013)          (664,203)        (6,458,543)
                                                          ------------       ------------       ------------

Cash flows from investing activities
   Purchase of property and equipment                       (2,252,368)                --         (2,336,664)
   Proceeds from the sale of property
     and equipment                                                  --              1,000              1,000
                                                          ------------       ------------       ------------
           Net cash provided by (used in)                   (2,252,368)             1,000         (2,335,664)
              operating activities                        ------------       ------------       ------------


Cash flows from financing activities
   Proceeds from convertible debt                                   --                 --          1,450,000
   Proceeds from notes payable to shareholders                      --             30,000            135,667
   Proceeds from the issuance of preferred stock             9,012,722                 --          9,012,722
   Proceeds from the issuance of common stock                   57,600          2,060,000          2,525,410
   Merger and acquisition expenses                                  --            (48,547)           (48,547)
   Repurchase of common stock                                       --                 --            (50,280)
                                                          ------------       ------------       ------------
           Net cash provided by financing activities         9,070,322          2,041,453         13,024,972
                                                          ------------       ------------       ------------

Effect of exchange rate changes on cash balances                13,875                 --             13,875
Net increase in cash and cash equivalents                    2,863,816          1,378,250          4,244,640
Cash and cash equivalents, beginning of period               1,380,824              2,574                 --
                                                          ------------       ------------       ------------
Cash and cash equivalents, end of period                  $  4,244,640       $  1,380,824       $  4,244,640
                                                          ------------       ------------       ------------

Supplemental cash flow information:

   Cash paid for interest                                 $         --       $      1,020       $    150,283
                                                          ------------       ------------       ------------
   Deemed dividend associated with beneficial
       conversion of preferred stock                        10,178,944                 --         10,178,944
                                                          ------------       ------------       ------------
   Preferred stock dividend                                    502,661                 --            502,661
                                                          ------------       ------------       ------------
   Common stock issued for services                            157,704            788,970          1,209,783
                                                          ------------       ------------       ------------
   Uncompensated contribution of services                      400,000            155,556            555,556
                                                          ------------       ------------       ------------


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION

      Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation ("Isolagen" or the "Company") is the parent company of Isolagen Technologies, Inc., a Delaware corporation ("Isolagen Technologies"). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Europe"). Isolagen Technologies is the parent company of Isolagen Australia Pty Limited, a company organized under the laws of the Australia and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Australia"). The common stock, par value $0.001 per share, of the Company ("Common Stock") is traded on the American Stock Exchange ("AMEX") under the symbol "ILE."

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

Acquisition and merger and basis of presentation

      On August 10, 2001, Isolagen Technologies consummated a merger with American Financial Holdings, Inc. ("AFH") and Gemini IX, Inc. ("Gemini"). Pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among AFH, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of AFH ("Merger Sub"), Isolagen Technologies, Gemini, a Delaware corporation, and William J Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen Technologies (the "Merger Agreement"), AFH (i) issued 5,453,977 shares of its common stock, par value $0.001 to acquire, in a privately negotiated transaction, 100% of the issued and outstanding common stock (195,707 shares, par value $0.01, including the shares issued immediately prior to the Merger for the conversion of certain liabilities, as discussed below) of Isolagen Technologies, and (ii) issued 3,942,000 shares of its common stock to acquire 100% of the issued and outstanding common stock of Gemini. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the "Merger"), and AFH was the surviving corporation. AFH subsequently changed its name to Isolagen, Inc. on November 13, 2001.

      Prior to the Merger, Isolagen Technologies had no active business and was seeking funding to begin U.S. Food and Drug Administration ("FDA") trials of the Isolagen Process. AFH was a non-operating, public shell company with limited assets. Gemini was a non-operating private company with limited assets and was unaffiliated with AFH.

      Since AFH and Gemini had no operations and limited assets at the time of the Merger, the merger has been accounted for as a recapitalization of Isolagen Technologies and an issuance of common stock by Isolagen Technologies for the net assets of AFH and Gemini. In the recapitalization, Isolagen Technologies is treated as having affected (i) a 27.8694 for 1 stock split, whereby the 195,707 shares of its common stock outstanding immediately prior the merger are converted into the 5,453,977 shares of common stock received and held by the Isolagen Technologies stockholders immediately after the merger, and (ii) a change in the par value of its common stock, from $0.01 per share to $0.001 per share. The stock split has been reflected in the accompanying consolidated financial statements by retroactively restating all shares and per share amounts. The change in par value is reflected by a transfer between the common stock and additional paid-in capital accounts at the date of the Merger. The stock issuances are accounted for as the issuance of (i) 3,942,400 shares for the net assets of Gemini, recorded at their book value, and (ii) the issuance of 3,899,547 shares (the number of shares AFH had outstanding immediately prior to the Merger) for the net assets of AFH, recorded at their book value.

      Immediately prior to and as a condition of the Merger, Isolagen Technologies issued an aggregate of 2,328,972 shares (post split) of its common stock to convert to equity an aggregate of $2,075,246 of liabilities, comprised of (i) accrued salaries of $328,125, (ii) convertible debt and related accrued interest of $1,611,346, (iii) convertible shareholder notes and related accrued interest of $135,667 and (iv) bridge financing costs of $108. Simultaneous with the Merger, the Company sold 1,346,669 shares of restricted common stock to certain accredited investors in a private placement transaction. The consideration paid by such investors for the shares of common stock aggregated $2,020,000 in transactions exempt from the registration requirements of the Securities Act. The net cash proceeds of this private placement were used to fund Isolagen's research and development projects and the initial FDA trials of the Isolagen Process, to explore the viability of entering foreign markets, to provide working capital and for general corporate purposes.

      The financial statements presented include Isolagen, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Isolagen Technologies was, for accounting purposes, the continuing entity of the Merger, and accordingly for the periods prior to the Merger, the financial statements reflect the financial position, results of operations and cash flows of Isolagen Technologies. The assets, liabilities, operations and cash flows of AFH and Gemini are included in the consolidated financial statements from August 10, 2001 onward.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of financial statements

      Subsequent to the issuance of the Company's financial statements as of December 31, 2002 and for the year then ended, the Company identified several errors that were required to be corrected in the previously reported financial statements. The principal reasons and effects of the adjustments are summarized below:

      Beneficial Conversion Feature: During 2002, the Company completed a private placement of Series A Convertible Preferred Stock. Imbedded within the instruments was a beneficial conversion feature that was not recorded. Accordingly, the Company revised its financial statements as of December 31, 2002 and for the year then ended to record a deemed dividend to the holders of the preferred stock totaling $10,178,944. The Company's financial statements reflect an increase in the retained deficit and a corresponding increase in paid-in capital for this amount. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series A Preferred Stock limited to the value of the proceeds received. Also, the Company has included preferred dividends accrued in 2002 totaling $502,661 in the computation of net loss attributable to common shareholders. (see Note 6)

      Contributed Services: During 2002 and 2001, the certain officers and directors of the Company were not compensated for a portion of their services provided to Company. The financial statements are to reflect the total cost of conducting its business which includes the value of contributed services. Accordingly, the Company has recorded contribution services from officers totaling $400,000 and $155,556 for the years ended December 31, 2002 and 2001, respectively. We estimated the value of the contributed services based upon our estimate of their fair market value. This contribution of services was recorded as an increase in compensation expense and an increase in additional paid in capital. (see Note 6)

      Weighted Average Shares Utilized in the Calculation Percentage Loss Per
Share: Similar to a reverse merger, the weighted average shares outstanding utilized in the computation of earnings per share are to be adjusted to give effect as if the Merger transaction had occurred as of the beginning of the earliest year presented, similar to a stock split. For all years presented prior to the Merger, the weighted average shares outstanding were not adjusted to reflect the recapitalization as of the earliest period presented. Accordingly, the Company has retroactively restated its financial statements to the earliest period presented for the purposes of computing weighted average shares outstanding and loss per share data.

      Together these restatements changed the net loss per share from $0.33 to $1.06 for the year ended December 31, 2002, $0.20 to $0.14 for the year ended December 31, 2001, and the cumulative from inception net loss per share has increased from $1.19 to $1.83.

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

      Shares of Isolagen common stock outstanding prior to the Merger were deemed converted to its equivalent shares of the Company's common stock using a conversion factor as defined in the Merger Agreement. Shares issued in conjunction with the Merger have been retroactively restated to the earliest period presented for the purpose of computing weighted average shares outstanding.

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

Revenue recognition

      The Company recognizes revenue from product sales when goods are shipped and the risk of loss transfers to the customer. Revenue from licenses and other upfront fees are recognized on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Any amounts received in advance of performance are recorded as deferred revenue. The Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. We believe that all of these conditions are met at the time of shipment. Currently, three injections are recommended, although the decision to utilize one, two or three injections is between the attending physician and his/her patient. The amount invoiced is fixed and determinable and only varies among customers depending upon the number of injections requested. There is no performance provision under any arrangement with any doctor and there is no right to refund, or returns for unused injections.

      Currently the Isologen Process is delivered through an attending physician to each patient in the Company's recommended regimen of up to three injections. Each injection has stand alone value to the patient. The Company invoices the attending physician upon that physician submitting his/her patient's tissue sample to the Company; thus the contractual arrangement is between the Company and the medical professional. The amount invoiced varies directly with the number of injections requested. All orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The amount of the revenue deferral represents the fair value of the remaining undelivered injections defined in accordance with EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

Promotional incentives

      The Company periodically offers promotional incentives to physicians on a case-by-case basis. Promotional incentives are provided to physicians in the form of 'at no charge' Isolagen Treatments and Isolagen Treatments offered at a discount to the suggested price list. The Company does not receive any identifiable benefit from the physicians in exchange for any promotional incentives granted.

      The Company does not record any revenue related to 'at no charge' Isolagen Treatments and the cost to provide such treatments is expensed as incurred. The Company records any discounts granted as a reduction in revenue (i.e.net revenue after discount) from that specific transaction. The Company believes this accounting treatment complies with Emerging Issues Task Force ("EITF")-01-09:
"Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

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

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment is comprised of:

                                                          December 31,
                                                          ------------
                                                     2002               2001
                                                 -----------        -----------
      Lab Equipment                              $   682,640        $    52,454
      Computer Equipment                             333,826              6,326
      Office furniture and fixtures                   20,536
      Leasehold Improvements                       1,274,146                 --
                                                 -----------        -----------
                                                   2,311,148             58,780
      Less: Accumulated depreciation                (151,235)           (51,423)
                                                 -----------        -----------
      Property and equipment, net                $ 2,159,913        $     7,357
                                                 -----------        -----------

NOTE 4 - FEDERAL INCOME TAXES

      The components of the Company's deferred tax assets at December 31, 2002 and 2001 are as follows:

                                                          December 31,
                                                          ------------
                                                    2002                2001
                                                -----------         -----------
     Deferred tax assets:
        Loss carryforwards                      $ 4,467,456         $ 3,007,506

     Deferred tax liabilities:
        Deferred revenue                            (19,473)            (95,200)
                                                -----------         -----------
                                                  4,447,983           2,912,306
     Less: Valuation allowance                   (4,447,983)         (2,912,306)
                                                -----------         -----------
                                                $        --         $        --
                                                -----------         -----------

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office, warehouse and laboratory facilities in London, England and Sydney, Australia under third party non-cancelable operating leases through 2010. Future minimum lease commitments at December 31, 2002 are as follows:

      YEAR ENDED
     DECEMBER 31
     -----------
         2003                                                $    226,150

         2004                                                     219,778
         2005                                                     149,684
         2006                                                     149,684
         2007                                                     149,684
         Thereafter                                               636,154
                                                             ------------
         Total                                               $  1,531,134
                                                             ------------

For the year ended December 31, 2002, rental expense totaled $105,206.

      Certain officers of the Company provide office space and laboratory facilities at no charge until August 2003. Beginning September 2003, the lease rate will be approximately $1.80 per month per square foot.

License agreement

      Effective July 1, 2000, the Company granted exclusive rights to develop and market its technologies and products within Japan. Should the development efforts result in a marketable product, the Company will receive royalties based on product sales. Upon execution of the license agreement, the Company received an initial up-front fee of $400,000 which was deferred and will be recognized on a ratable basis over the five year term of the agreement in accordance with the terms of the agreement. For the years ended December 31, 2002 and 2001, the Company recognized $40,000 and $80,000, respectively, of contract revenues pursuant to this agreement.

      During 2002, the Company began negotiations to revoke the license agreement. As a result, the Company reclassified to a payable the remaining deferred revenue totaling $240,000 and accrued an additional $160,000 in anticipation of a settlement totaling approximately $400,000. Thus, the entire amount of the initial up-front fee of $400,000 has been accrued as management's estimate of the amount necessary to satisfy the Company's obligation under the Agreement.

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

NOTE 6 - EQUITY, STOCK PLAN AND WARRANTS

Uncompensated contributed services

      From the date of the Merger through December 31, 2002, the Company has not paid compensation to certain officers and directors. Accordingly, the Company has capitalized the estimated fair value of these services. The uncompensated contributed services totaled $400,000 and $155,556 for the years ended December 31, 2002 and 2001, respectively. We estimated the value of the contributed services based upon our estimate of their fair market value. This contribution of services was recorded as an increase to compensation expense and increase in additional paid in capital.

Equity instruments issued to non-employees

      From time to time, in order to preserve cash and to fund operating activities of the Company, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

      As referred to in Note 1, the Company became a publicly traded enterprise as a result of the Merger. Noncash transactions involving the issuance of equity instruments prior to the Merger were recorded at the fair value of the goods or services received, while transactions occurring after the Merger were recorded at the fair value of the equity instruments issued, which were determined based on quoted market prices.

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

      The fair market of the warrants granted to the placement agent, based on the Black-Scholes valuation model, is estimated to be $1.57 per warrant, assuming the following: no dividend yield, a risk-free interest rate of 4%, an expanded term of the warrants of 2 years, and an expected volatility of 129%. The value of the warrants granted has been offset against the proceeds received from the sale of the Series A Preferred Stock.

      During the year ended December 31, 2002, the Company issued an additional 143,507 shares of Series A Preferred Stock in lieu of cash for payment of dividends on the Series A Preferred Stock totaling $502,661.

      The price of the preferred stock sold was $3.50 per share. The market value of the Company's common stock sold on the dates that the preferred stock sold or was issued as a dividend had a range of $2.30 - $5.40 per common share. In accordance with EITF 00-27 this created a beneficial conversion to the holders of the preferred stock and a deemed dividend to the preferred stockholders totaling $10,178,944 was recorded by the Company with a corresponding amount recorded as additional paid-in capital. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series A Preferred Stock limited to the value of the proceeds received.

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

      Information regarding the options and warrants granted in 2002 and 2001 is as follows:

                                             YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                     OPTIONS                         WARRANTS
                                                     -------                         --------
                                              2002             2001            2002             2001
                                           ----------       ----------      ----------       ----------
     Outstanding, beginning of year         3,792,500               --         450,000               --
     Granted                                  698,000        3,792,500       1,533,000          450,000

     Exercised                                (38,400)              --              --               --
     Expired or cancelled                    (200,000)              --        (450,000)              --
                                           ----------       ----------      ----------       ----------
     Outstanding, end of year               4,252,100        3,792,500       1,533,000          450,000
                                           ----------       ----------      ----------       ----------
     Exercisable, end of year                 458,017            4,167       1,243,000               --
                                           ----------       ----------      ----------       ----------
     Available for grant, end of year         509,500        1,207,500
                                           ----------       ----------

      The weighted average and warrant exercise price information for 2002 and 2001 is as follows:

                                               YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                                      OPTIONS                     WARRANTS
                                                      -------                     --------
                                                 2002          2001          2002          2001
                                               --------      --------      --------      --------
     Outstanding, beginning of year            $   2.70      $     --      $   1.50      $     --
     Granted during the year                   $   6.07      $   2.70      $   1.93      $   1.50
     Exercised during the year                 $   1.50      $     --      $     --      $     --
     Expired or cancelled during the year      $   1.50      $     --      $   1.50      $     --
     Outstanding at end of year                $   5.08      $   2.70      $   2.05      $   1.50
     Exercisable at end of year                $   2.08      $     --      $   1.94      $   1.50

      Significant option and warrant groups outstanding at December 31, 2002, and related weighted average exercise price and life information is as follows:

                                                                 WEIGHTED
                     OPTIONS       WARRANTS                      EXERCISE       REMAINING
  GRANT DATE       OUTSTANDING    OUTSTANDING    EXERCISABLE       PRICE       LIFE (YEARS)
  ----------       -----------    -----------    -----------       -----       ------------
September 2001      2,975,000             --        124,750      $    5.47           8.67
September 2001         61,600             --         61,600      $    1.50           8.71
October 2001          340,000             --        140,000      $    1.50           8.75
November 2001         117,500             --         71,667      $    2.40           8.83
December 2001          60,000             --         60,000      $    3.57           8.92
May 2002              100,000             --             --      $    6.00           9.42
May 2002              112,000             --             --      $    6.00           9.42
May 2002              150,000             --             --      $    6.00           9.42
June 2002              20,000             --             --      $    6.00           9.50
June 2002              96,000             --             --      $    6.50           9.50
July 2002                  --      1,158,000      1,158,000      $    1.93           4.50
September 2002             --        375,000         75,000      $    2.43          10.75
November 2002         100,000             --             --      $    6.00           9.83
December 2002         100,000             --             --      $    6.00           9.92
December 2002          20,000             --             --      $    6.00           9.92

      The weighted average fair value at date of grant for options and warrants granted during 2002 and 2001 was $3.96 and $1.12, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
     Expected life (years)                               6 years        6 years
     Interest rate                                             4%             4%
     Dividend yield                                           --             --

     Forfeiture rate                                           5%             5%
     Volatility                                              129%            98%

      Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant date in 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                   2002                2001
                                              -------------       -------------
     Net loss - as reported                   $  (5,433,055)      $  (1,652,004)
     Net loss - pro forma                     $  (6,441,617)      $  (1,801,568)
     Net loss per share - as reported
       Basic and diluted                      $        (.36)      $        (.14)
     Net loss per share - pro forma
       Basic and diluted                      $        (.42)      $        (.15)

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

            10.3* Employment Agreement dated August 10, 2001 between Isolagen, Inc. and William K. Boss, as amended on February 28, 2002

            10.4*       2003 Stock Option and Stock Appreciation Rights Plan

            21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002)

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            * Indicated management compensatory plan, contract or arrangement.