Form 10-Q/A
period 2003-03-31
ISOLAGEN INC
filed 2003-11-12
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q/A

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

                                EXPLANATORY NOTE

      THIS QUARTERLY REPORT ON FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1 AND 2 OF PART 1 SOLELY TO THE EXTENT NECESSARY
(I) TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31 2002 AS DESCRIBED IN NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS, (II) TO MAKE REVISIONS TO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AS WARRANTED BY THE RESTATEMENT, (III) TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002 AND (IV) TO UPDATE THE EXHIBITS AND REPORTS ON FORM 8-K IN ACCORDANCE WITH THE AMENDMENT. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q. ALL INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q/A IS AS OF MARCH 31, 2003 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE REFLECTED IN THE RESTATEMENT.

      Isolagen, Inc. has not amended its Annual Report on Form 10-KSB for the period ended December 31, 2001 or Quarterly Reports on Form 10-QSB for the periods affected by the restatement during the year ended December 31, 2001, therefore, the consolidated financial statements and related financial information contained therein should no longer be relied upon. The consolidated balance sheet for the year ended December 31, 2002 and the consolidated statement of operations and cash flows for the period ended March 31, 2002 are included as part of the consolidated financial statements included in this Quarterly Report on Form 10-Q/A. See Isolagen's Annual Report on Form 10-KSB/A for the period ended December 31, 2002 for more information on the effects of the restatement on prior periods.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets
                   March 31, 2003 (unaudited) and December 31, 2002............1

          Consolidated Statements of Operations
                   Three months ended March 31, 2003 (unaudited)
                   and March 31, 2002 (unaudited)..............................2

          Consolidated Statements of Cash Flows
                   Three months ended March 31, 2003 (unaudited) and
                   March 31, 2002 (unaudited)..................................3

          Notes to Unaudited Consolidated Financial Statements.................4

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........16

Item 4.   Controls and Procedures.............................................16

Part II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds...........................17

Item 5.   Other Information...................................................17

Item 6.   Exhibits and Reports................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                     March 31,         December 31,
                                                                        2003               2002
                                                                    ------------       ------------
                                                                     (unaudited)
                                                                    ------------       ------------
                                                                    (as restated)      (as restated)
                                     ASSETS

Current assets
   Cash and cash equivalents                                        $  1,352,584       $  4,244,640
   Accounts receivable, net of allowance for doubtful accounts            77,381             40,204
   Inventory                                                             250,807            138,910
   Other receivables                                                     108,972            153,583
   Prepaid expenses                                                      277,399            284,557
                                                                    ------------       ------------
         Total current assets                                          2,067,143          4,861,894
                                                                    ------------       ------------
Property and equipment, net                                            2,788,648          2,159,913
Intangible assets                                                        540,000                 --
Other assets                                                              99,085            235,857
                                                                    ------------       ------------
Total assets                                                        $  5,494,876       $  7,257,664
                                                                    ------------       ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                 $  1,489,249       $  1,881,236
   Accrued expenses                                                      398,245            112,224
   Deferred revenue                                                      164,589             57,274
                                                                    ------------       ------------
         Total current liabilities                                     2,052,083          2,050,734
         Total liabilities                                             2,052,083          2,050,734
                                                                    ------------       ------------
Commitments and contingencies
Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 5,000,000
     shares authorized                                                     3,039              3,039
   Common stock, $.001 par value; 50,000,000
     shares authorized                                                    15,311             15,228
   Additional paid-in capital                                         26,186,857         25,573,999
   Other comprehensive income                                             35,680             13,875
   Accumulated deficit during development stage                      (22,798,094)       (20,399,211)
                                                                    ------------       ------------
         Total shareholders' equity (deficit)                          3,442,793          5,206,930
                                                                    ------------       ------------
Total liabilities and shareholder's equity                          $  5,494,876       $  7,257,664
                                                                    ------------       ------------


The accompanying notes are an integral part of these statements.               1

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)




                                                                                       Cumulative Period
                                                                                       from December 28,
                                                        Three Months Ended              1995 (date of
                                                             March 31,                  inception) to
                                                   -------------------------------         March 31,
                                                       2003               2002               2003
                                                   ------------       ------------       ------------
                                                   (as restated)      (as restated)      (as restated)
Revenues
Sales                                              $        371       $      2,518       $  1,441,476
License fees                                                 --             20,000            260,000
                                                   ------------       ------------       ------------
       Total revenues                                       371             22,518          1,701,476
Cost of sales                                               994                 --            438,586
                                                   ------------       ------------       ------------
       Gross profit                                        (623)            22,518          1,262,890
Selling, general and administrative expenses          1,660,490            548,512          8,821,149
Research and development                                591,081            225,082          4,361,201
                                                   ------------       ------------       ------------
       Operating loss                                (2,252,194)          (751,076)       (11,919,460)
Other income (expense)
   Interest income                                        7,430              4,538            244,519
   Other income                                          55,663                 --             88,084
   Loss on disposal of asset                                 --                 --             (8,222)
   Interest expense                                          --                 --           (311,628)
                                                   ------------       ------------       ------------
       Net loss                                    $ (2,189,101)      $   (746,538)      $(11,906,707)
                                                   ------------       ------------       ------------
Deemed dividend associated with beneficial
   conversion of preferred stock                   $         --       $         --       $(10,178,944)
Preferred stock dividends                              (209,782)                --           (712,443)
Net loss attributable to common stockholders       $ (2,398,883)      $   (746,538)      $(22,798,094)
Per shares information
   Net loss - basic and diluted                    $      (0.14)      $      (0.05)      $      (1.06)
   Deemed dividend associated with beneficial
      conversion of preferred stock
                                                             --                 --              (0.90)
   Preferred stock dividends                              (0.01)                --              (0.06)
Net loss common share - basic and diluted          $      (0.15)      $      (0.05)      $      (2.02)
Weighted average number of basic and diluted
   common shares outstanding                         15,355,855         15,189,563         11,263,055
                                                   ------------       ------------       ------------


The accompanying notes are an integral part of these statements.               2

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                 Cumulative
                                                                                                Period from
                                                                                                December 28,
                                                                Three Months Ended             1995 (date of
                                                                      March 31,                 inception) to
                                                            -----------------------------         March 31,
                                                                2003              2002              2003
                                                            -----------       -----------       ------------
                                                           (as restated)     (as restated)     (as restated)
Cash flows from operating activities
   Net loss                                                 $(2,189,101)      $  (746,538)      $(11,906,707)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                              --            18,031          1,209,783
          Uncompensated contribution of services                100,000           100,000            655,556
       Depreciation                                             143,388             4,069            310,917
       Loss on sale of property and equipment                        --                --              8,222
       Change in operating assets and liabilities:
         Increase in accounts receivable                        (37,177)             (161)           (77,381)
         Increase (decrease) in other receivables                44,611                --           (108,972)
         Increase in inventory                                 (111,897)               --           (250,807)
         Increase (decrease) in prepaid expenses                  7,158                --           (277,399)
         Increase (decrease) in other assets                     17,313                --            (98,194)
         Increase (decrease) in accounts payable               (391,987)           49,540          1,489,249
         Increase in accrued expenses                            76,239            46,207            188,463
         Increase (decrease) in deferred revenue                107,315           (20,000)           164,589
                                                            -----------       -----------       ------------
           Net cash used in operating activities             (2,234,138)         (548,852)        (8,692,681)
                                                            -----------       -----------       ------------
Cash flows from investing activities
   Purchase of property and equipment                          (772,123)           (4,201)        (3,108,787)
   Proceeds from the sale of property and equipment                  --                --              1,000
                                                            -----------       -----------       ------------
           Net cash used in investing activities               (772,123)           (4,201)        (3,107,787)
                                                            -----------       -----------       ------------
Cash flows from financing activities
   Proceeds from the issuance of preferred stock                     --                --          9,012,722
   Proceeds from convertible debt                                    --                --          1,450,000
   Proceeds from notes payable to shareholders                       --                --            135,667
   Proceeds from the issuance of common stock                    92,400                --          2,617,810
   Merger and acquisition expenses                                   --                --            (48,547)
   Repurchase of common stock                                        --                --            (50,280)
                                                            -----------       -----------       ------------
           Net cash provided by financing activities             92,400                --         13,117,372
                                                            -----------       -----------       ------------

Effect of exchange rate changes on cash balance                  21,805                --             35,680
Net increase (decrease) in cash and cash equivalents         (2,892,056)         (553,053)         1,352,584
Cash and cash equivalents, beginning of period                4,244,640         1,380,824                 --
                                                            -----------       -----------       ------------
Cash and cash equivalents, end of period                    $ 1,352,584       $   827,771       $  1,352,584
                                                            -----------       -----------       ------------
Supplemental cash flow information:
   Cash paid for interest                                   $        --       $        --       $    150,283
                                                            -----------       -----------       ------------
    Deemed dividend associated with beneficial
       conversion of preferred stock                                 --                --         10,178,944
                                                            -----------       -----------       ------------
    Preferred stock dividend                                    209,782                --            712,443
                                                            -----------       -----------       ------------
    Common stock issued for services                                 --            18,031          1,209,783
                                                            -----------       -----------       ------------
    Uncompensated contribution of services                      100,000           100,000            655,556
                                                            -----------       -----------       ------------


The accompanying notes are an integral part of these statements.               3

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

Restatement of financial statements

      Subsequent to the issuance of the Company's financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002, the Company identified several errors that were required to be corrected in the previously reported financial statements. The principal reasons and effects of the adjustments are summarized below:

      Beneficial Conversion Feature: During 2002, the Company completed private placements of Series A Convertible Preferred Stock. Imbedded within the instruments was a beneficial conversion feature that was not recorded. Accordingly, the Company revised its financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 to record deemed dividends to the holders of the preferred stock totaling $0 and $0 for the three month periods ended March 31, 2003 and 2002, respectively. The Company's financial statements reflect an increase in the retained deficit and a corresponding increase in paid-in capital for this amount. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series A Preferred Stock limited to the value of the proceeds received. Also, the Company has included preferred dividends accrued for the three months ended March 31, 2003 and 2002 of $209,782 and $0, respectively, in the computation of net loss attributable to common shareholders.

      Contributed Services: During 2003, 2002 and 2001, certain officers and directors of the Company were not compensated for a portion of their services provided to Company. The financial statements are to reflect the total cost of conducting its business which includes the value of contributed services. Accordingly, the Company has recorded contribution services from officers totaling $100,000 for each of the three month periods ended March 31, 2003 and 2002, respectively. We estimated the value of the contributed services based upon our estimate of their fair market value. This contribution of services was recorded as an increase in compensation expense and an increase in additional paid in capital.

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

      Together these restatements changed the net loss per share attributable to common shareholders from $0.14 to $0.15 for the three months ended March 31, 2003, from $0.04 to $0.05 for the three months ended March 31, 2002, and the cumulative from inception net loss per share has decreased from $2.08 to $2.02.

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

      Currently the Isolagen Process is delivered through an attending physician to each patient in the Company's recommended regimen of up to three injections. Each injection has stand alone value to the patient. The Company invoices the attending physician upon that physician submitting his/her patient's tissue sample to the Company; thus the contractual arrangement is between the Company and the medical professional. The amount invoiced varies directly with the number of injections requested. All orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The amount of the revenue deferral represents the fair value of the remaining undelivered injections defined in accordance with EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

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

      The Company does not record any revenue related to 'at no charge' Isolagen Treatments and the cost to provide such treatments is expensed as incurred. The Company records any discounts granted as a reduction in revenue (i.e.net revenue after discount) from that specific transaction. The Company believes this accounting treatment complies with Emerging Issues Task Force ("EITF")-01-09:
Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

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

Recent accounting pronouncements

         In December 2002, the Emerging Issues Task Force, ("EITF"), issued EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires that revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires that revenue or any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that implementation of EITF 00-21 will have a material impact on its results of operations or financial position.

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

NOTE 4 -   EQUITY

         From the date of the Merger through March 31, 2003, the Company has not paid compensation to certain officers and directors. Accordingly, the Company has capitalized the estimated fair value of these services. The uncompensated contributed services totaled $100,000 for each of the three month periods ended March 31, 2002 and 2003. We estimated the value of the contributed services based upon our estimate of their fair market value. This contribution of services was recorded as an increase to compensation expense and increase in additional paid in capital.

         During the three months ended March 31, 2003, the Company issued 61,600 shares of common stock for cash totaling $92,400 in connection with the exercise of stock options.

         During the three months ended March 31, 2003, the Company issued 1,565,000 options to purchase its common stock with exercise prices ranging from $4.50 to $6.00 per share under the 2001 and 2003 Stock Options

Plans ("Stock Option Plans"). The options vest over a three year period from the date of grant. The weighted average fair value of the options grant, based on the Black-Sholes valuation model, is estimated to be $3.58 per option. Had compensation costs for all options issued under the Stock Option Plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                      Three Months Ended March 31,
                                                     -----------------------------
                                                         2003              2002
                                                     -----------       -----------

  Net loss - as reported                             $(2,189,101)      $  (746,538)
  Less: total stock-based employee compensation
    expense determined under fair value based
    method for all awards granted to employees,
    net of related tax effect                           (373,817)         (191,134)
                                                     -----------       -----------
  Net loss - pro forma                               $(2,562,918)      $  (937,673)
                                                     ===========       ===========

  Net loss per share - as reported
    Basic and diluted                                $     (0.14)      $     (0.05)
  Net loss per share - pro forma
    Basic and diluted                                $     (0.17)      $     (0.06)

NOTE 5 -   SUBSEQUENT EVENTS

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

         - our ability to receive requisite regulatory approvals in the United States, European Community, Australia, South Korea, Hong Kong, Mexico, and our ability to retain the licenses that we have obtained and may obtain; and the absence of adverse regulatory developments in the United States, European Community, Australia, South Korea, Hong Kong, Mexico or any other country we plan to do conduct commercial operations;

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

         Currently the Isolagen Process is delivered through an attending physician to each patient in the Company's recommended regimen of up to three injections. Each injection has stand alone value to the patient. The Company invoices the attending physician upon that physician submitting his/her patient's tissue sample to the Company; thus the contractual arrangement is between the Company and the medical professional. The amount invoiced varies directly with the number of injections requested. All orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The amount of the revenue deferral represents the fair value of the remaining undelivered injections defined in accordance with Emerging Issues Task Force ("EITF") 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 203%, or $1,111,978, to $1,660,490 for the three months ended March 31, 2003 compared to $548,512 for the three months ended March 31, 2002. The major components of the approximately $1.1 million increase in selling, general and administrative expense are as follows: a) consulting expense increased by approximately $0.2 million to $0.3 million for the three months ended March 31, 2003 compared to $0.1 million for the three months ended March 31, 2002; b) salaries increased by approximately $0.1 million to $0.2 million for the three months ended March 31, 2003 compared to $0.1 million for the three months ended March 31, 2002 (these amounts include an imputed expense of $100,000 in each period relating to the fair market value of services provided by certain officers for which they will not be compensated); c) travel expense increased by approximately $0.2 million to $0.3 million for the three months ended March 31, 2003 compared to $0.1 million for the three months ended March 31, 2002; d) legal expense increased by approximately $0.1 million to $0.2 million for the three months ended March 31, 2003 compared to $0.1 million for the three months ended March 31, 2002; e) promotional expense increased by approximately $0.1 million to $0.1 million for the three months ended March 31, 2003 compared to $0.0 million for the three months ended March 31, 2002; and f) depreciation and amortization increased by approximately $0.1 million to $0.1 million for the three months ended March 31, 2003 compared to $0.0 million for the three months ended March 31, 2002. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries expense due to an increase in the number of employees; b) increased travel expenses related to our expansion into the United Kingdom and Australia; c) higher legal fees related to patent and business development issues; d) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom; and e) depreciation and amortization of assets placed into service during 2003 with the commencement of operations in the United Kingdom and the completion of the U.S laboratory.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.4 million during the three months ended March 31 2003 to $0.6 million as compared to $0.2 million for the same period of 2002. Research and development costs are composed primarily of costs related to the Company's efforts to gain FDA approval for the Isolagen Process in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The total cost of research and development as of March 31, 2003 is $4.4 million. As of March 31, 2003, we believe at a minimum it will cost $3.6 million to complete this project. That estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. The Company has other research projects currently underway, including those related to repairing damaged nerves and therapies to regrow hair and to heal burned skin. However, research and development costs related to these projects were not material during the 2003 or 2002 periods. The major components of the approximately $0.4 million increase in research and development expense are as follows: a) salaries increased by approximately $0.2 million to $0.3 million for the three months ended March 31, 2003 compared to $0.1 million for the three months ended March, 2002; and b) laboratory expense increased by approximately $0.1 million to $0.1 million for the three months ended March 31, 2003 compared to $0.0 million for the three months ended March 31, 2002.

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

         NET LOSS. Net loss for the three months ended March 31, 2003 was $2,189,101, as compared to a net loss of $746,538 for the three months ended March 31, 2002. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, and promotional expenses. Net loss attributable to common stockholders for the three months ended March 31, 2003 was $2,398,883, as compared to a net loss of $746,538 for the three months ended March 31, 2002. These amounts include $0.2 million and $0.0 million of preferred stock dividends for the three months ended March 31, 2003 and March 31, 2002, respectively.

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

ITEM 5. OTHER INFORMATION

         On May 9, 2003, the Company sold 110,250 shares of Series B Convertible Preferred Stock at $28.00 per share for a gross amount of approximately $3.1 million. Each share of Series B Convertible Preferred Stock is convertible into eight shares of the Company's common stock, at any time at the option of the holder of such shares. The Series B Convertible Preferred Stock accrues dividends at 6% per annum payable in cash or additional shares of Series B Convertible Preferred Stock. Fordham Financial Management, Inc. acted as the Company's placement agent in connection with the offer and sale of the Series B Convertible Preferred Stock. After deducting the aggregate costs and expenses associated with the offer and sale of the shares of the Series B Convertible Preferred Stock, the Company actually received approximately $2.8 million. The Company also issued to Fordham Financial Management, Inc. a warrant to purchase 88,200 shares of the Company's common stock for a purchase price of $3.50 per share (subject to adjustment from time to time in accordance with the terms of the warrant).

ITEM 6. EXHIBITS AND REPORTS

(A)      EXHIBITS

         EXHIBIT NO.     IDENTIFICATION OF EXHIBIT
         -----------     -------------------------
         4.3             Certificate of Designation of Series B Convertible
                         Preferred Stock filed with the Delaware Secretary of
                         State on May 8, 2003 (incorporated by reference to
                         Exhibit 4.3 of the Registrant's Form 10-Q for the
                         quarter ended March 31, 2003)

         4.4             Form of Warrant issued to Fordham Financial Management,
                         Inc. (incorporated by reference to Exhibit 4.4 of the
                         Registrant's Form 10-Q for the quarter ended March 31,
                         2003)

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

                               ISOLAGEN, INC.


Date: November 10, 2003        By:  /s/ Jeffrey W. Tomz
                               --------------------------------------
                               Jeffrey W. Tomz, CFO and Secretary
                               (Principal Executive and
                               Financial Officer)

                                 Exhibit Index



         EXHIBIT NO.     IDENTIFICATION OF EXHIBIT
         -----------     -------------------------
         4.3             Certificate of Designation of Series B Convertible
                         Preferred Stock filed with the Delaware Secretary of
                         State on May 8, 2003 (incorporated by reference to
                         Exhibit 4.3 of the Registrant's Form 10-Q for the
                         quarter ended March 31, 2003)

         4.4             Form of Warrant issued to Fordham Financial Management,
                         Inc. (incorporated by reference to Exhibit 4.4 of the
                         Registrant's Form 10-Q for the quarter ended March 31,
                         2003)

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