Form 10-Q/A
period 2003-06-30
ISOLAGEN INC
filed 2003-11-12
CIK 357097

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

                               EXPLANATORY NOTE

      THIS QUARTERLY REPORT ON FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1 AND 2 OF PART 1 SOLELY TO THE EXTENT NECESSARY
(I) TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002 AND FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002, AS DESCRIBED IN NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS, (II) TO MAKE REVISIONS TO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AS WARRANTED BY THE RESTATEMENT, (III) TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002 AND (IV) TO UPDATE THE EXHIBITS AND REPORTS ON FORM 8-K IN ACCORDANCE WITH THE AMENDMENT. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q. ALL INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q/A IS AS OF JUNE 30, 2003 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE REFLECTED IN THE RESTATEMENT.

      Isolagen, Inc. has not amended its Annual Report on Form 10-KSB for the period ended December 31, 2001 or Quarterly Reports on Form 10-QSB for the periods affected by the restatement during the year ended December 31, 2001, therefore, the consolidated financial statements and related financial information contained therein should no longer be relied upon. The consolidated balance sheet for the year ended December 31, 2002 and the consolidated statement of operations and cash flows for the period ended June 30, 2002 are included as part of the consolidated financial statements included in this Quarterly Report on Form 10-Q/A. See Isolagen's Annual Report on Form 10-KSB/A for the period ended December 31, 2002 for more information on the effects of the restatement on prior periods.

TABLE OF CONTENTS

                                                                            PAGE

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets
               June 30, 2003 (unaudited) and December 31, 2002...............1

         Consolidated Statements of Operations
               Six months ended June 30, 2003 (unaudited)
               and June 30, 2002 (unaudited).................................2

               Three months ended June 30, 2003 (unaudited)
               and June 30, 2002 (unaudited).................................3

         Consolidated Statements of Cash Flows
               Six months ended June 30, 2003 (unaudited) and
               June 30, 2002 (unaudited).....................................4

         Notes to Unaudited Consolidated Financial Statements................5

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........19

Item 4.  Controls and Procedures............................................20

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds..........................20

Item 4.  Submission of Matters to a Vote of Security Holders................20

Item 6.  Exhibits and Reports...............................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Isolagen, Inc.
                        (A Development Stage Company)
                          Consolidated Balance Sheets

                                                                                        June 30,         December 31,
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

Commitments and contingencies

Shareholders' equity (deficit)
  Preferred stock, $.001 par value; 5,000,000 shares authorized:
    Preferred Stock - Series A $.001 par value; 3,500,000 shares
      authorized; 2,967,553 shares issued and outstanding                                    2,967              3,039
    Preferred Stock - Series B $.001 par value; 200,000 shares
      authorized; 155,750 shares issued and outstanding                                        156                 --
  Common stock, $.001 par value; 50,000,000 shares
    authorized; 15,571,841 shares issued and outstanding                                    15,572             15,228

  Additional paid-in capital                                                            31,491,171         25,573,999
  Other comprehensive income                                                               124,970             13,875
  Accumulated deficit during development stage                                         (26,685,656)       (20,399,211)
                                                                                      ------------       ------------

      Total shareholders' equity (deficit)                                               4,949,180          5,206,930
                                                                                      ------------       ------------

Total liabilities and shareholder's equity                                            $  7,502,690       $  7,257,664
                                                                                      ------------       ------------


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                                          Cumulative
                                                                                                          Period from
                                                                                                         December 28,
                                                                         Six Months Ended               1995 (date of
                                                                             June 30,                   inception) to
                                                                  -------------------------------         June 30,
                                                                      2003               2002               2003
                                                                  ------------       ------------       ------------
                                                                  (as restated)      (as restated)      (as restated)
Revenues
Sales                                                             $     79,796       $      2,518       $  1,520,901
License fees                                                                --             40,000            260,000
                                                                  ------------       ------------       ------------

       Total revenues                                                   79,796             42,518          1,780,901

Cost of sales                                                           48,861                 --            486,453
                                                                  ------------       ------------       ------------

       Gross profit                                                     30,935             42,518          1,294,448

Selling, general and administrative expenses                         3,523,056          1,474,109         10,683,715
Research and development                                             1,204,538            647,354          4,974,658
                                                                  ------------       ------------       ------------

       Operating loss                                               (4,696,659)        (2,078,945)       (14,363,925)

Other income (expense)
   Interest income                                                      10,620             19,063            247,709
   Other income                                                         55,663             32,421             88,084
   Loss on disposal of asset                                                --                 --             (8,222)
   Interest expense                                                         --                 --           (311,628)
                                                                  ------------       ------------       ------------

       Net loss                                                   $ (4,630,376)      $ (2,027,461)      $(14,347,982)
                                                                  ------------       ------------       ------------

Deemed dividend associated with beneficial
   conversion of preferred stock                                    (1,244,880)        (9,594,052)       (11,423,824)
Preferred stock dividends                                             (411,189)           (94,906)          (913,850)
                                                                  ------------       ------------       ------------
Net loss attributable to common stockholders                      $ (6,286,445)      $(11,716,419)      $(26,685,656)
                                                                  ------------       ------------       ------------

Per shares information

   Net loss - basic and diluted                                   $      (0.30)      $      (0.13)      $      (1.26)
   Deemed dividend associated with beneficial
      conversion of preferred stock                                      (0.08)             (0.63)             (1.00)
   Preferred stock dividends                                             (0.03)             (0.01)             (0.08)
                                                                  ------------       ------------       ------------
Net loss common share - basic and diluted                         $      (0.41)      $      (0.77)      $      (2.34)
                                                                  ------------       ------------       ------------

Weighted average number of basic and diluted
   common shares outstanding                                        15,348,709         15,189,563         11,385,871
                                                                  ------------       ------------       ------------


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                  Three Months Ended June 30,
                                                     2003             2002
                                                 ------------     ------------
                                                 (as restated)    (as restated)
Revenues
  Sales                                          $     79,425     $         --
  License fees                                             --           20,000
                                                 ------------     ------------
       Total revenues                                  79,425           20,000

Cost of sales                                          47,867               --
                                                 ------------     ------------
       Gross profit                                    31,558           20,000

Selling, general and administrative expenses        1,862,566          925,597
Research and development                              613,457          422,272
                                                 ------------     ------------
       Operating loss                              (2,444,465)      (1,327,869)

Other income (expense)
   Interest income                                      3,190           14,525
   Other income                                            --           32,421
   Interest expense                                        --               --
                                                 ------------     ------------
       Net loss                                  $ (2,441,275)    $ (1,280,923)
                                                 ------------     ------------

Deemed dividend associated with beneficial
   conversion of preferred stock                   (1,244,880)      (9,594,052)
Preferred stock dividends                            (201,450)         (94,506)
                                                 ------------     ------------
Net loss attributable to common stockholders     $ (3,887,605)    $(10,869,481)
                                                 ------------     ------------

Per shares information
   Net loss - basic and diluted                  $      (0.16)    $      (0.08)
   Deemed dividend associated with beneficial
      conversion of preferred stock                     (0.08)           (0.63)
   Preferred stock dividends                            (0.01)           (0.01)
                                                 ------------     ------------
Net loss common share - basic and diluted        $      (0.25)    $      (0.72)
                                                 ------------     ------------
Weighted average number of basic and diluted
   common shares outstanding                       15,343,047       15,189,563
                                                 ------------     ------------


The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                         Cumulative
                                                                                                         Period from
                                                                                                        December 28,
                                                                        Six Months Ended                1995 (date of
                                                                            June 30,                    inception) to
                                                                  -------------------------------         June 30,
                                                                     2003               2002                2003
                                                                  ------------       ------------       ------------
                                                                  (as restated)      (as restated)      (as restated)
Cash flows from operating activities
   Net loss                                                       $ (4,630,376)      $ (2,027,461)      $(14,347,982)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                                     --             43,573          1,209,783
       Uncompensated contribution of services                          200,000            200,000            755,556
       Depreciation                                                    357,077              8,918            524,606
       Loss on sale of property and equipment                               --                 --              8,222
       Change in operating assets and liabilities:
         (Increase) in accounts receivable                             (18,973)           (32,392)           (59,177)
         (Increase) decrease in other receivables                       54,572                 --            (99,011)
         (Increase) in inventory                                      (125,378)                --           (264,288)
         (Increase) decrease in prepaid expenses                        27,655                 --           (256,902)
         Increase (decrease) in other assets                            92,794            (18,443)           (22,713)
         Increase (decrease) in accounts payable                      (343,232)            94,681          1,538,004
         Increase in accrued expenses                                  220,519            134,880            332,743
         Increase (decrease) in deferred revenue                       214,257            (40,000)           271,531
                                                                  ------------       ------------       ------------
           Net cash used in operating activities                    (3,951,085)        (1,636,244)       (10,409,628)
                                                                  ------------       ------------       ------------

Cash flows from investing activities
   Purchase of property and equipment                               (1,045,170)           (86,327)        (3,381,834)
   Proceeds from the sale of property and equipment                         --                 --              1,000
                                                                  ------------       ------------       ------------
           Net cash used in investing activities                    (1,045,170)           (86,327)        (3,380,834)
                                                                  ------------       ------------       ------------

Cash flows from financing activities
   Proceeds from the issuance of preferred stock                     3,919,078          8,778,762         12,931,800
   Proceeds from convertible debt                                           --                 --          1,450,000
   Proceeds from notes payable to shareholders                              --                 --            135,667
   Proceeds from the issuance of common stock                           92,400                 --          2,617,810
   Merger and acquisition expenses                                          --                 --            (48,547)
   Repurchase of common stock                                               --                 --            (50,280)
                                                                  ------------       ------------       ------------
           Net cash provided by financing activities                 4,011,478          8,778,762         17,036,450
                                                                  ------------       ------------       ------------

Effect of exchange rate changes on cash balance                         32,379                477             46,254
Net increase (decrease) in cash and cash equivalents                  (952,398)         7,056,668          3,292,242
Cash and cash equivalents, beginning of period                       4,244,640          1,380,824                 --
                                                                  ------------       ------------       ------------
Cash and cash equivalents, end of period                          $  3,292,242       $  8,437,492       $  3,292,242
                                                                  ------------       ------------       ------------

Supplemental disclosures of cash flow information:

    Cash paid for interest                                        $         --       $         --       $    150,283
                                                                  ------------       ------------       ------------
    Deemed dividend associated with beneficial
       conversion of preferred stock                                 1,244,880          9,594,052         11,423,824
                                                                  ------------       ------------       ------------
    Preferred stock dividend                                           411,189             94,906            913,850
                                                                  ------------       ------------       ------------
    Common stock issued for services                                        --             43,573          1,209,783
                                                                  ------------       ------------       ------------
    Uncompensated contribution of services                             200,000            200,000            755,556
                                                                  ------------       ------------       ------------


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

      In 1995, Isolagen Technologies began treating a small percentage of patients to correct defects (e.g., wrinkles, depressions and scarring) in the patient's face. Between 1995 and 1999, approximately 200 doctors utilized the Isolagen Process on approximately 963 patients with positive results. In 1997, the FDA began regulating the science of biologics. Biologics, in contrast to drugs that are chemically synthesized, are derived from living sources (such as humans, animals, and microorganisms) like the Isolagen Process. In 1995, when Isolagen Technologies began operations, the FDA had no regulations governing this area of biologics. After reviewing the new regulations and seeking the advice of consultants, Isolagen concluded that the use of the Isolagen Process in cosmetic applications did not require the approval of the FDA. In 1999, Isolagen Technologies filed a request for authorization from the FDA to administer an investigational drug or biological product to humans. Such authorization must be secured prior to commercialization of any new drug or biological product. The FDA placed the authorization on clinical hold until Isolagen Technologies' manufacturing processes and procedures were changed to meet these new biologics standards, and FDA approval is obtained. In April 2002, the FDA approved Isolagen's Investigational New Drug Application ("IND") for the treatment of wrinkles and scars and clinical trial are underway. The Company's Phase III/Exploratory trial for dermal defects has commenced, is being conducted in ten sites, and involves physicians who are either plastic surgeons or dermatologists with practices that emphasize aesthetic procedures. The patients' enrollment has been completed and totals one hundred fifty-two patients. To date, 100% of the patients have had their first consultation. The final patient injection are scheduled for November 2003. This Phase III/Exploratory trial is a double-blind study with 75% of the patients receiving the therapeutic dosage and the remaining 25% receiving a placebo. In addition, in January of 2003, Isolagen commenced a double-blind Phase II trial under the IND, which is a two-site dose ranging study of forty patients. Isolagen is completing its analysis of the data from the Phase II trial. Finally, Isolagen also has a Phase I clinical trial of twenty-one patients for dental applications addressing gingival recession. Isolagen expects to complete this study in the first quarter of 2004.

      The Company received a letter from the FDA dated October 28, 2003, from the Office of Cellular, Tissue, and Gene Therapies. The letter is in response to our request for clarification of study design comments that the FDA alluded to previously. The Company believes that they will be able to respond to all comments in the letter and will be doing so in a face to face meeting with the FDA at the end of 2003. The majority of issues relate to comments that have already been addressed and are the subject of submissions which we will make in preparation for our upcoming meeting with the FDA. At that time, the Company will attempt to resolve any remaining study design issues. Successful resolution of these issues with the FDA may permit the Company to use the study data from the Phase III/Exploratory study for license application or to supplement this data with well controlled additional studies. However, there can be no assurance that we will be able to satisfy the study design issues presented by the FDA.

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

RESTATEMENT OF FINANCIAL STATEMENTS

      Subsequent to the issuance of the Company's financial statements as of June 30, 2003 and for the six month and three month periods ended June 30, 2003 and 2002, the Company identified several errors that were required to be corrected in the previously reported financial statements. The principal reasons and effects of the adjustments are summarized below:

      Beneficial Conversion Feature: During 2003 and 2002, the Company completed private placements of Series A and Series B Convertible Preferred Stock. Imbedded within the instruments was a beneficial conversion feature that was not recorded. Accordingly, the Company revised its financial statements as of June 30, 2003 and for the six month and three month periods ended June 30, 2003 and 2002 to record deemed dividends to the holders of the preferred stock totaling $1,244,880 and $9,594,052 for the six and three month periods ended June 30, 2003 and 2002, respectively. The Company's financial statements reflect an increase in the retained deficit and a corresponding increase in paid-in capital for this amount. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series A Preferred Stock and the Series B Preferred Stock limited to the value of the proceeds received. Also, the Company has included preferred dividends accrued for the six months ended June 30,

2003 and 2002 of $411,189 and $94,906, respectively, and for the three months ended June 30, 2003 and 2002 of $201,450 and $94,906, respectively, in the computation of net loss attributable to common shareholders. (see Note 4)

      Contributed Services: During 2002 and 2001, certain officers and directors of the Company were not compensated for a portion of their services provided to Company. The financial statements are to reflect the total cost of conducting its business which includes the value of contributed services. Accordingly, the Company has recorded contribution services from officers totaling $200,000 for each of the six month periods ended June 30, 2003 and 2002 and $100,000 for each of the three month periods ended June 30, 2003 and 2002, respectively. We estimated the value of the contributed services based upon our estimate of their fair market value. This contribution of services was recorded as an increase in compensation expense and an increase in additional paid in capital. (see Note 4)

      Weighted Average Shares Utilized in the Calculation Percentage Loss Per
Share: Similar to a reverse merger, the weighted average shares outstanding utilized in the computation of earnings per share are to be adjusted to give effect as if the Merger transaction had occurred as of the beginning of the earliest year presented, similar to a stock split. For all years presented prior to the Merger, the weighted average shares outstanding were not adjusted to reflect the recapitalization as of the earliest period presented. Accordingly, the Company has retroactively restated its financial statements to the earliest period presented for the purposes of computing weighted average shares outstanding and loss per share data.

      Together these restatements changed the net loss per share attributable to common shareholders from $0.29 to $0.41 for the six months ended June 30, 2003, from $0.12 to $0.77 for the six months ended June 30, 2002, from $0.15 to $0.25 for the three months ended June 30, 2003, from $0.08 to $0.72 for the three months ended June 30, 2002, and the cumulative from inception net loss per share has decreased from $2.37 to $2.34.

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Isolagen will adopt SFAS 149 effective July 1, 2003, and does not expect that the provisions of SFAS 149 will have a material impact on the Company's financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and it did not have an impact of the Company's financial positions or results of operations.

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

NOTE 4 - EQUITY

      From the date of the Merger through June 30, 2003, the Company has not paid compensation to certain officers and directors. Accordingly, the Company has capitalized the estimated fair value of these services. The uncompensated contributed services totaled $200,000 for each of the six month periods ended June 30, 2002 and 2003. We estimated the value of the contributed services based upon our estimate of their fair market value. This contribution of services was recorded as an increase to compensation expense and increase in additional paid in capital.

      During the six months ended June 30, 2003, the Company issued 61,600 shares of common stock for cash totaling $92,400 in connection with the exercise of stock options and issued 114,598 shares of common stock in exchange for cashless exercise of warrants.

      In May 2003, the Company sold in a private offering 155,750 shares of Series B Convertible Preferred Stock, par value $0.001 per share, at an offering price of $28 per share. Each share of Series B preferred stock is convertible into 8 shares of common stock at any time after issuance and accrues dividends at 6% per annum payable in cash or additional shares of Series B Preferred Stock. After deducting the costs and expenses associated with the sale, the Company received cash totaling $3,919,078. In conjunction with the private offering, the Company issued to the placement agent warrants to purchase 124,600 shares of common stock with an exercise price of $3.50 per share. The warrants are exercisable immediately after grant and expire five years thereafter. The fair value of the warrants granted to the placement agent, based on the Black-Scholes valuation model is estimated to be $2.77 per warrant. The value of the warrants granted has been offset from the proceeds received from the sale of the Series B Preferred Stock and recorded as additional paid in capital.

      The price of the preferred stock sold was $28 per share. The market value of the Company's common stock sold on the dates that the preferred stock was sold had a range of $4.40 - $4.54 per common share. In accordance with EITF 00-27 this created a beneficial conversion to the holders of the preferred stock and a deemed dividend to the preferred stockholders totaling $1,244,880 was recorded by the Company with a corresponding amount recorded as additional paid-in capital. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series B Preferred Stock limited to the value of the proceeds received.

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

                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                   -----------------------------       -----------------------------
                                                      2003              2002              2003              2002
                                                   -----------       -----------       -----------       -----------
Net loss - as reported                             $(2,441,275)      $(1,280,923)      $(4,630,376)      $(2,027,461)
Less: total stock-based employee compensation
  expense determined under fair value based
  method for all awards granted to employees,
  net of related tax effect                           (316,955)         (191,134)         (605,322)         (382,268)
                                                   -----------       -----------       -----------       -----------
Net loss - pro forma                               $(2,758,680)      $(1,472,057)      $(5,235,698)      $(2,409,729)
                                                   -----------       -----------       -----------       -----------

Net loss per share - as reported
  Basic and diluted                                $     (0.16)      $     (0.08)      $     (0.30)      $     (0.13)
Net loss per share - pro forma
  Basic and diluted                                $     (0.18)      $     (0.10)      $     (0.34)      $     (0.16)


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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 139%, or $2,048,947, to $3,523,056 for the six months ended June 30, 2003 compared to $1,474,109 for the six months ended June 30, 2002. The major components of the approximately $2.0 million increase in selling, general and administrative expense are as follows: a) consulting expense increased by approximately $0.1 million to $0.6 million for the six months ended June 30, 2003 compared to $0.5 million for the six months ended June 30, 2002; b) salaries increased by approximately $0.3 million to $0.5 million for the six months ended June 30, 2003 compared to $0.2 million for the six months ended June 30, 2002 (these amounts include an imputed expense of $200,000 in each period relating to the fair market value of services provided by certain officers for which they will not be compensated); c) travel expense increased by approximately $0.3 million to $0.4 million for the six months ended June 30, 2003 compared to $0.1 million for the six months ended June 30, 2002;
d) legal expense increased by approximately $0.1 million to $0.3 million for the six months ended June 30, 2003 compared to $0.2 million for the six months ended June 30, 2002; e) promotional expense increased by approximately $0.2 million to $0.3 million for the six months ended June 30, 2003 compared to $0.1 million for the six months ended June 30, 2002; and f) depreciation and amortization increased by approximately $0.4 million to $0.4 million for the six months ended June 30, 2003 compared to $0.0 million for the six months ended June 30, 2002. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries expense due to an increase in the number of employees; b) increased travel expenses related to our expansion into the United Kingdom and Australia; c) higher legal fees related to patent and business development issues; d) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom; and e) depreciation and amortization of assets placed into service during 2003 with the commencement of operations in the United Kingdom and the completion of the U.S laboratory.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.6 million during the six months ended June 30, 2003 to $1.2 million as compared to $0.6 million for the same period of 2002. Research and development costs are composed primarily of costs related to the Company's efforts to gain FDA approval for the Isolagen Process in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The total cost of research and development as of June 30, 2003 is $5.0 million. As of June 30, 2003, we believe at a minimum it will cost $3 million to complete this project. That estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. The Company has other research projects currently underway, including those related to repairing damaged nerves and therapies to regrow hair and to heal burned skin. However, research and development costs related to these projects were not material during the 2003 or 2002 periods. The major components of the approximately $0.6 million increase in research and development expense are as follows: a) salaries increased by approximately $0.4 million to $0.7 million for the six months ended June 30, 2003 compared to $0.3 million for the six months ended June 30, 2002; and b) laboratory expense increased by approximately $0.1 million to $0.2 million for the six months ended June 30, 2003 compared to $0.1 million for the six months ended June 30, 2002.

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

      NET LOSS. Net loss for the six months ended June 30, 2003 was $4,630,376, as compared to a net loss of $2,027,461 for the six months ended June 30, 2002. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, and promotional expenses. Net loss attributable to common stockholders for the six months ended June 30, 2003 was $6,286,445, as compared to a net loss of $11,716,419 for the six months ended June 30, 2002. These amounts include $1.2 million and $9.6 million of deemed dividend associated with beneficial conversion of preferred stock for the six months ended June 30, 2003 and June 30, 2002, respectively. These amounts include $0.4 million and $0.1 million of preferred stock dividends for the six months ended June 30, 2003 and June 30, 2002, respectively.

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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 101%, or $936,969, to $1,862,566 for the three months ended June 30, 2003 compared to $925,597 for the three months ended June 30, 2002. The major components of the approximately $1.0 million increase in selling, general and administrative expense are as follows: a) consulting expense decreased by approximately $0.1 million to $0.3 million for the three months ended June 30, 2003 compared to $0.4 million for the three months ended June 30, 2002; b) salaries increased by approximately $0.2 million to $0.3 million for the three months ended June 30, 2003 compared to $0.1 million for the three months ended June 30, 2002 (these amounts include an imputed expense of $100,000 in each period relating to the fair market value of services provided by certain officers for which they will not be compensated); c) travel expense increased by approximately $0.1 million to $0.2 million for the three months ended June 30, 2003 compared to $0.1 million for the three months ended June 30, 2002; d) legal expense increased by approximately $0.1 million to $0.2 million for the three months ended

June 30, 2003 compared to $0.1 million for the three months ended June 30, 2002;
e) promotional expense increased by approximately $0.1 million to $0.1 million for the three months ended June 30, 2003 compared to $0.0 million for the three months ended June 30, 2002; and f) depreciation and amortization increased by approximately $0.2 million to $0.2 million for the three months ended June 30, 2003 compared to $0.0 million for the three months ended June 30, 2002. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries expense due to an increase in the number of employees; b) increased travel expenses related to our expansion into the United Kingdom and Australia; c) higher legal fees related to patent and business development issues; d) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom; and e) depreciation and amortization of assets placed into service during 2003 with the commencement of operations in the United Kingdom and the completion of the U.S laboratory.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.2 million during the three months ended June 30, 2003 to $0.6 million as compared to $0.4 million for the same period of 2002. Research and development costs are composed primarily of costs related to the Company's efforts to gain FDA approval for the Isolagen Process in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The total cost of research and development as of June 30, 2003 is $5.0 million. As of June 30, 2003, we believe at a minimum it will cost $3 million to complete this project. That estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. The Company has other research projects currently underway, including those related to repairing damaged nerves and therapies to regrow hair and to heal burned skin. However, research and development costs related to these projects were not material during the 2003 or 2002 periods. The major components of the approximately $0.2 million increase in research and development expense are as follows: a) salaries increased by approximately $0.1 million to $0.4 million for the three months ended June 30, 2003 compared to $0.3 million for the three months ended June 30, 2002; and b) laboratory expense increased by approximately $0.1 million to $0.1 million for the three months ended June 30, 2003 compared to $0.0 million for the three months ended June 30, 2002.

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

      NET LOSS. Net loss for the three months ended June 30, 2003 was $2,441,275, as compared to a net loss of $1,280,923 for the three months ended June 30, 2002. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, and promotional expenses. Net loss attributable to common stockholders for the three months ended June 30, 2003 was $3,887,605, as compared to a net loss of $10,869,481 for the three months ended June 30, 2002. These amounts include $1.2 million and $9.6 million of deemed dividend associated with beneficial conversion of preferred stock for the three months ended June 30, 2003 and June 30, 2002, respectively. These amounts include $0.2 million and $0.1 million of preferred stock dividends for the three months ended June 30, 2003 and June 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES, AS RESTATED

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

Financing Activities

      Cash provided by financing activities during the six months ended June 30, 2003, amounted to $4,011,478 consisting of $3,919,078 raised from the issuance of preferred stock and $92,400 raised from the issuance of common stock as compared to cash provided by financing activities of $8,778,762 during the six months ended June 30, 2002 which consisted entirely of proceeds from the issuance of preferred stock. In May 2003, the Company sold in a private offering 155,750 shares of Series B Convertible Preferred Stock, par value $0.001 per share, at an offering price of $28 per share. Each share of Series B preferred stock was convertible into 8 shares of common stock at any time after issuance and accrues dividends at 6% per annum payable in cash or additional shares of Series B Preferred Stock. After deducting the costs and expenses associated with the sale, the Company received cash totaling $3,919,078. In conjunction with the private offering, the Company issued to the placement agent warrants to purchase 124,600 shares of common stock with an exercise price of $3.50 per share. The warrants are exercisable immediately after grant and expire five years thereafter. The fair value of the warrants granted to the placement agent, based on the Black-Scholes valuation model is estimated to be $2.77 per warrant. The value of the warrants granted has been offset from the proceeds received from the sale of the Series B Preferred Stock and recorded as additional paid in capital.

      The price of the Series B Preferred Stock sold was $28 per share. The market value of the Company's common stock sold on the dates that the preferred stock was sold had a range of $4.40 - $4.54 per common share. In accordance with EITF 00-27 this created a beneficial conversion to the holders of the preferred stock and a deemed dividend to the preferred stockholders totaling $1,244,880 was recorded by the Company with a corresponding amount recorded as additional paid-in capital. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series B Preferred Stock limited to the value of the proceeds received.

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

                                                                                     FOR           AGAINST      ABSTAIN
                                                                                     ---           -------      -------
1. To approve the adoption of the Isolagen, Inc. 2003 Stock Option and             16,011,804      145,813      68,271
Appreciation Rights Plan

2. To ratify the appointment of Pannell Kerr Forster of Texas, P.C. as the         16,219,128        1,157       5,603
Company's auditors for the year ending December 31, 2003

3. To amend the Company's Certificate of Incorporation to provide for the          16,173,054       35,219      17,611
classification of the Board of Directors into three classes of directors with staggered terms of office

                                                                      FOR      WITHHELD
                                                                  ----------   --------
4.  To elect seven directors to hold office until his or her successor is duly elected and qualified:

Class I Directors:
     William K. Boss, Jr                                          16,225,113      775
     Steven Morrell                                               16,225,113      775

Class II Directors:
     Ashley Smith                                                 16,225,113      775
     Ralph DeMartino                                              16,225,113      775

Class III Directors:
     Michael Macaluso                                             16,225,113      775
     Michael Avignon                                              16,225,113      775
     Frank DeLape                                                 16,225,113      775

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

                                     ISOLAGEN, INC.

Date: November 10, 2003              By:  /s/ Jeffrey W. Tomz
                                          ---------------------------------
                                          Jeffrey W. Tomz, CFO and Secretary
                                          (Principal Executive and
                                          Financial Officer)

                                 EXHIBIT INDEX

  Exhibit
  Number                          Description
  -------                         -----------

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