Form 10KSB/A
period 2002-12-31
ISOLAGEN INC
filed 2003-11-18
CIK 357097

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

Transitional Small Business Issuer Format: Yes [ ] No [X]

                                EXPLANATORY NOTE

                  THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND REVISING THE (i) NUMBER OF SHARES ISSUED AND OUTSTANDING PRIOR TO THE AUGUST 10, 2001 TRANSACTION (DESCRIBED IN NOTE 1 TO THE FINANCIAL STATEMENTS) TO RETROACTIVELY REFLECT THE PAR VALUE AND ADDITIONAL PAID IN CAPITAL FOR THE NUMBER OF SHARES RECEIVED BY THE ISOLAGEN TECHNOLOGIES STOCKHOLDERS IN THE TRANSACTION, AFTER GIVING EFFECT TO THE DIFFERENCE IN PAR VALUE AND (ii) THE WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING USED IN PRESENTING NET LOSS PER COMMON SHARE AFTER GIVING EFFECT TO THE REVISION IN ITEM (i) ABOVE. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-KSB/A FILED WITH THE SEC ON NOVEMBER 12, 2003. THE ABOVE DESCRIBED CHANGES HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, EXCEPT FOR THE EFFECTS ON THE NET LOSS PER SHARE FROM THE CHANGE IN THE NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING. ALL INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB/A IS AS OF DECEMBER 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE REFLECTED IN THE AMENDMENT.

         Isolagen, Inc. has not amended its Annual Report on Form 10-KSB for the period ended December 31, 2001 or Quarterly Reports on Form 10-QSB for the periods affected by the revision during the year ended December 31, 2001.

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
                                                        PART I

ITEM 1.           DESCRIPTION OF BUSINESS.....................................................................     1
ITEM 2.           DESCRIPTION OF PROPERTY.....................................................................    16
ITEM 3.           LEGAL PROCEEDINGS...........................................................................    16
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    17

                                                       PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...................................    17
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS..................................    18
ITEM 7.           FINANCIAL STATEMENTS........................................................................    22
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........    23

                                                       PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE
                      EXCHANGE ACT............................................................................    23
ITEM 10.          EXECUTIVE COMPENSATION......................................................................    23
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................    23
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS........................................    23
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............................................................    23
ITEM 14.          CONTROLS AND PROCEDURES.....................................................................    24

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

  PRODUCT                 DESCRIPTION                  PRODUCT TYPE                            KEY POINTS
---------------------------------------------------------------------------------------------------------------------------------
Zyderm/Zyplast        Collagen from cowhides       Collagen implant     Reabsorbs in 3 to 6 months in 95+ % of patients.
                       of a closed herd                                 Allergic reaction in approx. 3% of patients.
(Inamed Aesthetics)                                                     Immediate esthetic effect.
                                                                        $400-$500 per treatment.
                                                                        FDA approved.
---------------------------------------------------------------------------------------------------------------------------------
Hylaform              Crosslinked                  Hyaluronan implant   Reabsorbs in approx. 1 year.
(Biomatrix)           derivative of                                     $550 per injection, approx.
                       hyaluronan                                       Not FDA approved; clinical trials planned.
---------------------------------------------------------------------------------------------------------------------------------
Fibrel                Collagen from pigs           Collagen implant     Difficult for physician to use; requires mixing with
(Mentor)                                                                patients blood and special equipment.
                                                                        Reabsorbs in 4 to 6 months.
                                                                        $400 per treatment.
                                                                        No significant market demand for product
                                                                        FDA approved
---------------------------------------------------------------------------------------------------------------------------------
Autologen             Skin from patient            Collagen Implant     Requires large piece of skin 3"X3" to make 3cc for each
(Collagenesis Corp)                                                     treatment.
                                                                        Reabsorbs in 6 to 12 months.
                                                                        $650-$850 treatment.
---------------------------------------------------------------------------------------------------------------------------------
Dermolagen            Skin from cadavers           Collagen Implant     Source of product limits market appeal significantly.
(Collagenesis Corp)                                                     Requires large piece of skin 3"x3" to make 3cc for each
                                                                        treatment.
                                                                        Reabsorbs in 6 to 12 months.
                                                                        $1,000 for three treatments.
---------------------------------------------------------------------------------------------------------------------------------
Lypocytic Dermal      Fat from patient             Fat implant          Reabsorbs in 6 to 12 months; not a viable correction.
Augmentation                                                            Requires harvesting of fat, preparation, and
                                                                        reintroduction into treatment areas.
(manufactured by                                                        Subcutaneous atrophy requires microlipoinjection overlaid
 physician)                                                             with lypocytic dermal augmentation.
                                                                        Autologous nature avoids allergic reaction.
                                                                        $550 to $1,250 per treatment.
---------------------------------------------------------------------------------------------------------------------------------
Alloderm              Acellular human              Allograft            Treats only deep depressions (subcutaneous tissue).
(Lifecell Corp)       dermal graft                                      Dissolves in 1 to 3 years.
                                                                        Requires surgery to implant.
                                                                        Potential for complications higher: infection, migration,
                                                                        scarring.
                                                                        $2,500 per treatment.
---------------------------------------------------------------------------------------------------------------------------------
Artecoll              Polymethylmethacrylate       Artificial implat    Treats only deep depressions (subcutaneous tissue).
(Rofil Medical)       suspension with                                   Non reversible; implant technique errors are long lasting.
                      collagen                                          Potential for complications higher: infection, beading.
                                                                        Not FDA approved.
---------------------------------------------------------------------------------------------------------------------------------
Softform              Expanded                     Artificial implant   Requires surgery to implant.
(Collagen Corp)       polytetra-flouroetheylene                         Potential for complications: infection, rejection, and
                                                                        malpositioning.
                                                                        Used only for subcutaneous tissue augmentation.
---------------------------------------------------------------------------------------------------------------------------------
Silicone Droplets     Synthetic oil                Artificial implant   Controversy over safety of human use of silicone.
(Dow Corning)                                                           Potential for adulterated product is high due to
                                                                        availability of non-medical grades of silicone.
                                                                        Not FDA approved.
---------------------------------------------------------------------------------------------------------------------------------
Botox                 Botulinum A exotoxin         Muscle paralysis     Effect reverses in 3 to 6 months.
(Allergan)                                                              Physician technique very important.
                                                                        2% to 3% of patients experience drooping eyelid.
                                                                        $450 to $750 per injection.
                                                                        Not FDA approved.
---------------------------------------------------------------------------------------------------------------------------------
Ablative Lasers       Mechanical device            Tissue               Long healing period; open sores for 5 to 14 days;
e.g. CO(2) & Erbium                                vaporization         redness up to six months.
                                                   causing new tissue   Requires surgery and anesthesia.
(Coherent or                                       to form              Potential for complications: hypopigmentation, scars,
   Luminesse)                                                           non-healing wounds.
                                                                        $1,500 to $7,500
---------------------------------------------------------------------------------------------------------------------------------
Non- Ablative Lasers  Mechanical device            Stimulated dermis    Multiple treatments 4 to 6.
e.g. Nd 1032, Q                                    to form collagen     Takes up to six months to realize improvements.
switched 1064 YAG                                                       Up to $5,000.
(Coherent or
   Luminesse)
---------------------------------------------------------------------------------------------------------------------------------
Microdermabrasion     Mechanical device            Tissue abridement    Minimal efficacy on scars and wrinkles.
(Microdermex,                                      causing new tissue   Good epidermal effect.
Parisian Peel or                                   to form              Requires 6 to 10 treatments.
Dermaglow)                                                              Up to $2,000.
---------------------------------------------------------------------------------------------------------------------------------
Chemical peels        Carbolic acid, TCA,          Chemical tissue      Long healing period; open sores for 5 to 14 days;
(TCA, Phenol           alpha hydroxy acids         removal causing      redness up to six months.
chemicals                                          new tissue           Laser applications are replacing this technology.
 are formulated by a                               to form              $500 to $5,000.
 pharmacist)
---------------------------------------------------------------------------------------------------------------------------------

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

INTELLECTUAL PROPERTY

         Protecting the proprietary technology of the Company is vitally important to the Company's competitive position. Isolagen Technologies currently holds the following patents:

  Number      Business Line                      Title                  Filing Date     Patent Date       Term
-----------------------------------------------------------------------------------------------------------------
5,665,372        Cosmetic       Autologous dermal fibroblasts for the   June 6, 1996   Sept. 9, 1997    20 Years
United States                   repair of skin and soft tissue
                                defects
-----------------------------------------------------------------------------------------------------------------
5,660,850        Cosmetic       Use of autologous dermal fibroblasts    June 6, 1996   Aug. 26, 1997    20 Years
United States                   for the repair of skin and soft tissue
                                defects
-----------------------------------------------------------------------------------------------------------------
5,858,390        Cosmetic       Use of autologous undifferentiated      Sept. 8, 1997  Jan. 12, 1999    20 Years
United States                   mesenchylmal cells for the repair of
                                skin and soft tissue defects
-----------------------------------------------------------------------------------------------------------------
5,591,444        Cosmetic       Use of autologous dermal fibroblasts    July 28, 1995  Jan. 7, 1997     20 Years
United States                   for the repair of skin and soft tissue
                                defects
-----------------------------------------------------------------------------------------------------------------
312548           Cosmetic       Use of autologous dermal fibroblasts    July 3, 1996   March 9, 2000    20 Years
New Zealand                     for the repair of skin and soft tissue
                                defects
-----------------------------------------------------------------------------------------------------------------
698440           Cosmetic       Use of autologous dermal fibroblasts    July 28, 1995  Feb. 11, 1999    20 Years
Australia                       for the repair of skin and soft tissue
                                defects
-----------------------------------------------------------------------------------------------------------------
9,083,618        Dental         Compositions for regenerating tissue    May 2, 1998    Aug. 13, 2002    20 Years
United States                   that has deteriorated and methods for
                                using such compositions
-----------------------------------------------------------------------------------------------------------------

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

               ADMINISTRATIVE      WAREHOUSE      LABORATORY             TOTAL
               --------------      ---------      ----------             -----
Houston            4,900 (1)             -          3,900 (2)            8,797
London             1,300             2,900          5,200                9,400 (3)
Sydney             1,100             1,100          4,900                7,100 (4)
                   -----             -----         ------               ------
                   7,300             4,000         14,000               25,297

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

                              Fiscal Years Ended
                 ---------------------------------------------
                   December 31, 2002       December 31, 2001
                 ---------------------   ---------------------
                   High         Low        High         Low
                 ---------   ---------   ---------   ---------
First Quarter    $    7.25   $    5.00   $    0.11   $    0.05
Second Quarter   $    6.95   $    2.90   $    1.50   $    0.43
Third Quarter    $    3.75   $    2.20   $    2.75   $    0.92
Fourth Quarter   $    5.75   $    3.00   $    7.00   $    1.05

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

                                        Number of Securities to
                                            be Issued Upon         Weighted-Average     Number of Securities
                                              Exercise of          Exercise Price of    Remaining Available
           Plan Category                  Outstanding Options     Outstanding Options   for Future Issuance
------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by          4,252,100                $ 5.08                509,500
security holders

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

(a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

         EXHIBIT NO.                    IDENTIFICATION OF EXHIBIT
            3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the fiscal year ended December 31, 1991)

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

Isolagen, Inc.

By: /s/ Jeffrey W. Tomz
    ------------------------
Jeffrey W. Tomz, Chief Financial Officer and
Principal Accounting Officer

Date:    November 17, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                              Title                           Date
       ---------                              -----                           ----
/s/ Frank DeLape               Chairman of the Board                    November 17, 2003
-------------------------
Frank DeLape

/s/ William K. Boss, Jr.       Vice Chairman of the Board               November 17, 2003
-------------------------
William K. Boss, Jr.

/s/ Michael Macaluso           Chief Executive Officer and Director     November 17, 2003
-------------------------
Michael Macaluso

/s/ Michael Avignon            Director                                 November 17, 2003
-------------------------
Michael Avignon

/s/ Jeffrey W. Tomz            Chief Financial Officer                  November 17, 2003
-------------------------
Jeffrey W. Tomz

/s/ Steven Morrell             Director                                 November 17, 2003
-------------------------
Steven Morrell

/s/ Ashley Smith               Director                                 November 17, 2003
-------------------------
Ashley Smith

/s/ Ralph De Martino           Director                                 November 17, 2003
-------------------------
Ralph De Martino

                                 EXHIBIT INDEX

EXHIBIT NO.                    IDENTIFICATION OF EXHIBIT

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

                                 Isolagen, Inc.
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                                     PAGE
                                                                                     ----
Report of Independent Public Accountants......................................         F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001..................         F-3
Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001....................................................         F-4
Consolidated Statements of Shareholders' Equity
From inception to December 31, 2002...........................................       F-5-8
Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001....................................................         F-9
Notes to Consolidated Financial Statements....................................     F-10-22

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

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.
Houston, TX

March 12, 2003
(except for Restatement of Financial Statements described in Note 2 for which the date is October 17, 2003)

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                              December 31,
                                                                                         2002              2001
                                                                                     ------------      ------------
                                       ASSETS

Current assets
   Cash and cash equivalents                                                         $  4,244,640      $  1,380,824
   Inventory                                                                              138,910                 -
   Accounts receivable, net of allowance for doubtful accounts                             40,204             1,067
   Other receivables                                                                      153,583                 -
   Prepaid expenses                                                                       284,557                 -
                                                                                     ------------      ------------

            Total current assets                                                        4,861,894         1,381,891
                                                                                     ------------      ------------

Property and equipment, net                                                             2,159,913             7,357

Other assets                                                                              235,857           174,666
                                                                                     ------------      ------------

Total assets                                                                         $  7,257,664      $  1,563,914
                                                                                     ------------      ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                  $  1,881,236      $    208,196
   Accrued expenses                                                                       112,224            23,318
   Deferred revenue                                                                        57,274           280,000
                                                                                     ------------      ------------

            Total current liabilities                                                   2,050,734           511,514
                                                                                     ------------      ------------

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 5,000,000
      shares authorized                                                                     3,039                 -
   Common stock, $.001 par value; 50,000,000
      shares authorized                                                                    15,228            15,190
   Additional paid-in capital                                                          25,573,999         5,321,761
   Other comprehensive income                                                              13,875                 -
   Accumulated deficit during development stage                                       (20,399,211)       (4,284,551)
                                                                                     ------------      ------------

            Total shareholders' equity (deficit)                                        5,206,930         1,052,400
                                                                                     ------------      ------------

Total liabilities and shareholder's equity                                           $  7,257,664      $  1,563,914
                                                                                     ------------      ------------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                            Cumulative
                                                                                            Period from
                                                                                           December 28,
                                                             For the Year Ended            1995 (date of
                                                                 December 31,              inception) to
                                                       -------------------------------     December 31,
                                                           2002               2001             2002
                                                       -------------     -------------     ------------
Revenues
   Sales                                               $     50,991      $     25,482      $  1,441,105
   License fees                                              40,000            80,000           260,000
                                                       ------------      ------------      ------------

         Total revenues                                      90,991           105,482         1,701,105

Cost of sales                                                35,133            17,891           437,592
                                                       ------------      ------------      ------------

         Gross profit                                        55,858            87,591         1,263,513

Selling, general and administrative expenses              3,994,782           715,468         7,160,659
Research and development                                  1,735,244           933,907         3,770,120
                                                       ------------      ------------      ------------

         Operating loss                                  (5,674,168)       (1,561,784)       (9,667,266)

Other income (expense)
   Interest income                                          208,692                17           237,089
   Other income                                              32,421                 -            32,421
   Loss on disposal of asset                                      -            (8,222)           (8,222)
   Interest expense                                               -           (82,015)         (311,628)
                                                       ------------      ------------      ------------

         Net loss                                      $ (5,433,055)     $ (1,652,004)     $ (9,717,606)
                                                       ------------      ------------      ------------

Deemed dividend associated with beneficial
    conversion of preferred stock                       (10,178,944)                -       (10,178,944)
Preferred stock dividends                                  (502,661)                -          (502,661)
                                                       ------------      ------------      ------------
Net loss attributable to common shareholders           $(16,114,660)     $ (1,652,004)     $(20,399,211)
                                                       ------------      ------------      ------------
Per share information

   Net loss  - basic and diluted                       $       (.36)     $       (.22)     $      (1.91)
Deemed dividend associated with beneficial
   conversion of preferred stock                               (.67)                -             (2.01)
Preferred stock dividends                                      (.03)                -              (.10)
                                                       ------------      ------------      ------------
Net loss per common share - basic and diluted          $      (1.06)     $       (.22)     $      (4.02)

Weighted average number of basic and diluted
   common shares outstanding                             15,205,554         7,618,947         5,071,594
                                                       ------------      ------------      ------------

The accompanying notes are an integral part of these statements

                                 Isolagen, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Shareholders' Equity


                               Series A Preferred Stock       Common Stock
                               ------------------------    -----------------
                               Number                        Number           Additional
                                of                             of              Paid-In
                               Shares            Amount      Shares   Amount   Capital
                               ------            ------    ---------  ------  ----------
  Issuance of common stock
     for cash on 12/28/95        --              $   --    2,285,291  $2,285  $   (1,465)
  Issuance of common stock
     for cash on 11/7/96         --                  --       11,149      11      49,989
  Issuance of common stock
     for cash on 11/29/96        --                  --        2,230       2       9,998
  Issuance of common stock
     for cash on 12/19/96        --                  --        6,690       7      29,993
  Issuance of common stock
     for cash on 12/26/96        --                  --       11,148      11      49,989
  Net loss                       --                  --           --      --          --
                               ------            ------    ---------  ------  ----------
Balance, 12/31/96                --              $   --    2,316,508  $2,316  $  138,504
  Issuance of common stock
     for cash on 12/27/97        --                  --       21,182      21      94,979
  Issuance of common stock
     for Services on 9/1/97      --                  --       11,148      11      36,249
  Issuance of common stock
     for Services on 12/28/97    --                  --      287,193     287       9,968
  Net loss                       --                  --           --      --          --
                               ------            ------    ---------  ------  ----------
  Balance, 12/31/97              --              $   --    2,636,031  $2,635  $  279,700


                                                            Treasury Stock
                                                            --------------
                               Accumulated
                                  Deficit                                       Total
                                  During         Other      Number          Shareholders'
                               Development   Comprehensive    of               Equity
                                  Stage          Income     Shares  Amount    (Deficit)
                               -----------   -------------  ------  ------  -------------
  Issuance of common stock
     for cash on 12/28/95      $        --        $--         --      $--   $         820
  Issuance of common stock
     for cash on 11/7/96                --         --         --       --          50,000
  Issuance of common stock
     for cash on 11/29/96               --         --         --       --          10,000
  Issuance of common stock
     for cash on 12/19/96               --         --         --       --          30,000
  Issuance of common stock
     for cash on 12/26/96               --         --         --       --          50,000
  Net loss                        (270,468)        --         --       --        (270,468)
                               -----------   -------------  ------  ------  -------------
Balance, 12/31/96              $  (270,468)       $--         --      $--   $    (129,648)
  Issuance of common stock
     for cash on 12/27/97               --         --         --       --          95,000
  Issuance of common stock
     for Services on 9/1/97             --         --         --       --          36,260
  Issuance of common stock
     for Services on 12/28/97           --         --         --       --          10,255
  Net loss                         (52,550)        --         --       --         (52,550)
                               -----------   -------------  ------  ------  -------------
  Balance, 12/31/97            $  (323,018)       $--         --      $--   $     (40,683)

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                             Series A Preferred Stock    Common Stock
                             ------------------------  -----------------
                             Number                      Number           Additional
                               of                          of              Paid-In
                             Shares            Amount    Share    Amount   Capital
                             ------            ------  ---------  ------  ----------
  Issuance of common stock
     for cash on 8/23/98       --              $   --      4,459  $    4  $   20,063
  Repurchase of common
     stock on 9/29/98          --                  --         --      --          --
     Net loss                  --                  --         --      --          --
                             ----              ------  ---------  ------  ----------
Balance, 12/31/98              --              $   --  2,640,490  $2,639  $  299,763
  Issuance of common stock
     for cash on 9/10/99       --                  --     52,506      53     149,947
  Net loss                     --                  --         --      --          --
                             ----              ------  ---------  ------  ----------
Balance, 12/31/99              --              $   --  2,692,996  $2,692  $  449,710
  Issuance of common stock
     for cash on 1/18/00       --                  --     53,593      54       1,869
  Issuance of common stock
     for Services on 3/1/00    --                  --     68,698      69         (44)
  Issuance of common stock
     for Services on 4/4/00    --                  --     27,758      28         (18)
  Net loss                     --                  --         --      --          --
                             ----              ------  ---------  ------  ----------
Balance, 12/31/00              --              $   --  2,843,045  $2,843  $  451,517


                                                                   Treasury Stock
                                                               -----------------------
                                Accumulated
                                  Deficit                                                   Total
                                  During          Other        Number                    Shareholders'
                                Development    Comprehensive     of                         Equity
                                   Stage          Income       Shares    Amount            (Deficit)
                               -------------   -------------   ------    -------------   -------------
  Issuance of common stock
     for cash on 8/23/98       $          --   $   --              --    $          --   $      20,067
  Repurchase of common
     stock on 9/29/98                     --       --           2,400          (50,280)        (50,280)
     Net loss                       (195,675)      --              --               --        (195,675)
                               -------------   ------          ------    -------------   -------------
Balance, 12/31/98              $    (518,693)  $   --           2,400    $     (50,280)  $    (266,571)
  Issuance of common stock
     for cash on 9/10/99                  --       --              --               --         150,000
  Net loss                        (1,306,778)      --              --               --      (1,306,778)
                               -------------   ------          ------    -------------   -------------
Balance, 12/31/99              $  (1,825,471)  $   --           2,400    $     (50,280)  $  (1,423,349)
  Issuance of common stock
     for cash on 1/18/00                  --       --              --               --           1,923
  Issuance of common stock
     for Services on 3/1/00               --       --              --               --              25
  Issuance of common stock
     for Services on 4/4/00               --       --              --               --              10
  Net loss                          (807,076)      --              --               --        (807,076)
                               -------------   ------          ------    -------------   -------------
Balance, 12/31/00              $  (2,632,547)  $   --           2,400    $     (50,280)  $  (2,228,467)

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                               Series A Preferred Stock    Common Stock
                               ------------------------  -----------------


                               Number                      Number           Additional
                                 of                          of              Paid-In
                               Shares            Amount    Shares   Amount   Capital
                               --------          -----------------  ------  -----------
Issuance of common stock
  for services on 7/1/01         --                $--     156,960  $  157  $     (101)
Issuance of common stock
  for services on 7/1/01         --                 --     125,000     125         (80)
Issuance of common stock
  for capitalization of
  accrued salaries
  on 8/10/01                     --                 --      70,000      70     328,055
Issuance of common stock
  for conversion of
  convertible debt
  on 8/10/01                     --                 --   1,750,000   1,750   1,609,596
Issuance of common stock
  for conversion of
  convertible shareholder
  notes payable on 8/10/01       --                 --     208,972     209     135,458
Issuance of common stock
  for bridge financing
  on 8/10/01                     --                 --     300,000     300        (192)
Retirement of treasury
  stock on 8/10/01               --                 --          --      --     (50,280)
Issuance of common stock
   for net assets of Gemini
   on 8/10/01                    --                 --   3,942,400   3,942      (3,942)
Issuance of common stock
   for net assets of AFH
   on 8/10/01                    --                 --   3,899,547   3,900      (3,900)
Issuance of common stock
  for cash on 8/10/01            --                 --   1,346,669   1,347   2,018,653
Transaction and fund
   raising expenses
   on 8/10/01                    --                 --          --      --     (48,547)
Issuance of common stock
  for services on 8/10/01        --                 --      60,000      60          --
Issuance of common stock
  for cash on 8/28/01            --                 --      26,667      27      39,973
Issuance of common stock
  for services on 9/30/01        --                 --     314,370     314     471,241

                                                            Treasury Stock
                                                            --------------
                               Accumulated
                                 Deficit                                           Total
                                 During          Other      Number             Shareholders'
                               Development   Comprehensive    of                  Equity
                                 Stage          Income      Shares    Amount    (Deficit)
                               -----------   -------------  -------   ------   -------------
Issuance of common stock
  for services on 7/1/01           $--          $--              --  $    --   $          56
Issuance of common stock
  for services on 7/1/01            --           --              --       --              45
Issuance of common stock
  for capitalization of
  accrued salaries
  on 8/10/01                        --           --              --       --         328,125
Issuance of common stock
  for conversion of
  convertible debt
  on 8/10/01                        --           --              --       --       1,611,346
Issuance of common stock
  for conversion of
  convertible shareholder
  notes payable on 8/10/01          --           --              --       --         135,667
Issuance of common stock
  for bridge financing
  on 8/10/01                        --           --              --       --             108
Retirement of treasury
  stock on 8/10/01                  --           --          (2,400)  50,280              --
Issuance of common stock
   for net assets of Gemini
   on 8/10/01                       --           --              --       --              --
Issuance of common stock
   for net assets of AFH
   on 8/10/01                       --           --              --       --              --
Issuance of common stock
  for cash on 8/10/01               --           --              --       --       2,020,000
Transaction and fund
   raising expenses
   on 8/10/01                       --           --              --       --         (48,547)
Issuance of common stock
  for services on 8/10/01           --           --              --       --              60
Issuance of common stock
  for cash on 8/28/01               --           --              --       --          40,000
Issuance of common stock
  for services on 9/30/01           --           --              --       --         471,555

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                  Series A Preferred Stock                Common Stock
                                  ------------------------        ---------------------------
                                   Number                           Number                         Additional
                                     of                               of                            Paid-In
                                   Shares            Amount         Shares             Amount       Capital
                                 ---------          -------       ----------          -------     ------------
Uncompensated contribution of
   services - 3rd Qtr.                  --          $    --               --          $    --     $     55,556
Issuance of common stock for
   services on 11/1/01                  --               --          145,933              146     $    218,754
Uncompensated contribution of
   services - 4th Qtr.                  --               --               --               --          100,000
        Net loss                        --               --               --               --               --
                                 ---------          -------       ----------          -------     ------------
Balance, 12/31/01                       --          $    --       15,189,563          $15,190     $  5,321,761
Uncompensated contribution of
   services - 1st  Qtr.                 --               --               --               --          100,000
Issuance of preferred
   stock for cash on 4/26/02       905,000              905               --               --        2,817,331
Issuance of preferred
   stock for cash on 5/16/02       890,250              890               --               --        2,772,239
Issuance of preferred
   stock for cash on 5/31/02       795,000              795               --               --        2,473,380
Issuance of preferred
   stock for cash on 6/28/02       229,642              230               --               --          712,991
Uncompensated contribution of
   services - 2nd Qtr.                  --               --               --               --          100,000
Issuance of preferred
   stock for cash on 7/15/02        75,108               75               --               --          233,886
Issuance of common
   stock for cash on 8/1/02             --               --           38,400               38           57,562
Issuance of warrants
   for services on 9/06/02              --               --               --               --          103,388
Uncompensated contribution of
   services - 3rd Qtr.                  --               --               --               --          100,000
Uncompensated contribution of
   services - 4th Qtr.                  --               --               --               --          100,000
Issuance of preferred
   stock for dividends             143,507              144               --               --          502,517
Deemed dividend associated with
   beneficial conversion of
   preferred stock                      --               --               --               --       10,178,944
Comprehensive income:
   Net loss                             --               --               --               --               --
Other comprehensive income,
   foreign currency translation
   adjustment                           --               --               --               --               --
Comprehensive loss                      --               --               --               --               --
                                 ---------          -------       ----------          -------     ------------
Balance, 12/31/02                3,038,507          $ 3,039       15,227,963          $15,228     $ 25,573,999
                                 ---------          -------       ----------          -------     ------------

                                    Accumulated                            Treasury Stock
                                      Deficit                              --------------         Total
                                      During               Other         Number               Shareholders'
                                    Development        Comprehensive       of                    Equity
                                      Stage                Income        Shares    Amount       (Deficit)
                                   ------------        -------------     ------   -------     -------------
Uncompensated contribution of
   services - 3rd Qtr.             $         --           $    --          --     $    --     $     55,556
Issuance of common stock for
   services on 11/1/01                       --                --          --          --          218,900
Uncompensated contribution of
   services - 4th Qtr.                       --                --          --          --          100,000
        Net loss                     (1,652,004)               --          --          --       (1,652,004)
                                   ------------           -------        ----     -------     ------------
Balance, 12/31/01                  $ (4,284,551)          $    --          --     $    --     $  1,052,400
Uncompensated contribution of
   services - 1st  Qtr.                      --                --          --          --          100,000
Issuance of preferred
   stock for cash on 4/26/02                 --                --          --          --        2,818,236
Issuance of preferred
   stock for cash on 5/16/02                 --                --          --          --        2,773,129
Issuance of preferred
   stock for cash on 5/31/02                 --                --          --          --        2,474,175
Issuance of preferred
   stock for cash on 6/28/02                 --                --          --          --          713,221
Uncompensated contribution of
   services - 2nd Qtr.                       --                --          --          --          100,000
Issuance of preferred
   stock for cash on 7/15/02                 --                --          --          --          233,961
Issuance of common
   stock for cash on 8/1/02                  --                --          --          --           57,600
Issuance of warrants
   for services on 9/06/02                   --                --          --          --          103,388
Uncompensated contribution of
   services - 3rd Qtr.                       --                --          --          --          100,000
Uncompensated contribution of
   services - 4th Qtr.                       --                --          --          --          100,000
Issuance of preferred
   stock for dividends                 (502,661)               --          --          --               --
Deemed dividend associated with
   beneficial conversion of
   preferred stock                  (10,178,944)               --          --          --               --
Comprehensive income:
   Net loss                          (5,433,055)               --          --          --       (5,433,055)
Other comprehensive income,
   foreign currency translation
   adjustment                                --            13,875          --          --           13,875

                                                                                              ------------
Comprehensive loss                           --                --          --          --       (5,419,180)
                                   ------------           -------        ----     -------     ------------
Balance, 12/31/02                  $(20,399,211)          $13,875          --     $    --     $  5,206,930
                                   ------------           -------        ----     -------     ------------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                           Cumulative
                                                                                          Period from
                                                                                          December 28,
                                                              For the Year Ended          1995 (date of
                                                                  December 31,            inception) to
                                                        -----------------------------     December 31,
                                                            2002             2001             2002
                                                        ------------     ------------     ------------
Cash flows from operating activities
   Net loss                                             $ (5,433,055)    $ (1,652,004)    $ (9,717,606)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                      157,704          788,970        1,209,783
       Uncompensated contribution of services                400,000          155,556          555,556
       Depreciation                                           99,812           15,368          167,529
       Loss on sale of property and equipment                      -            8,222            8,222
       Change in operating assets and liabilities:
         Decrease (increase) in accounts receivable          (39,137)           1,288          (40,204)
         Increase in other receivables                      (153,583)                         (153,583)
         Increase in inventory                              (138,910)               -         (138,910)
         Increase in prepaid expenses                       (284,557)               -         (284,557)
         Decrease (increase) in other assets                (115,507)          25,420         (115,507)
         Increase in accounts payable                      1,673,040           59,932        1,881,236
         Increase in accrued expenses                         88,906           13,045          112,224
         Increase (decrease) in deferred revenue            (222,726)         (80,000)          57,274
                                                        ------------     ------------     ------------
           Net cash used in operating activities          (3,968,013)        (664,203)      (6,458,543)
                                                        ------------     ------------     ------------
Cash flows from investing activities
   Purchase of property and equipment                     (2,252,368)               -       (2,336,664)
   Proceeds from the sale of property
     and equipment                                                 -            1,000            1,000
                                                        ------------     ------------     ------------
           Net cash provided by (used in) operating
             activities                                   (2,252,368)           1,000       (2,335,664)
                                                        ------------     ------------     ------------

Cash flows from financing activities
   Proceeds from convertible debt                                  -                -        1,450,000
   Proceeds from notes payable to shareholders                     -           30,000          135,667
   Proceeds from the issuance of preferred stock           9,012,722                -        9,012,722
   Proceeds from the issuance of common stock                 57,600        2,060,000        2,525,410
   Merger and acquisition expenses                                 -          (48,547)         (48,547)
   Repurchase of common stock                                      -                -          (50,280)
                                                        ------------     ------------     ------------
           Net cash provided by financing activities       9,070,322        2,041,453       13,024,972
                                                        ------------     ------------     ------------
Effect of exchange rate changes on cash balances              13,875                -           13,875
Net increase in cash and cash equivalents                  2,863,816        1,378,250        4,244,640
Cash and cash equivalents, beginning of period             1,380,824            2,574                -
                                                        ------------     ------------     ------------
Cash and cash equivalents, end of period                $  4,244,640     $  1,380,824     $  4,244,640
                                                        ------------     ------------     ------------
Supplemental cash flow information:
   Cash paid for interest                               $          -     $      1,020     $    150,283
                                                        ------------     ------------     ------------
   Deemed dividend associated with beneficial
       conversion of preferred stock                      10,178,944                -       10,178,944
                                                        ------------     ------------     ------------
   Preferred stock dividend                                  502,661                -          502,661
                                                        ------------     ------------     ------------
   Common stock issued for services                          157,704          788,970        1,209,783
                                                        ------------     ------------     ------------
   Uncompensated contribution of services                    400,000          155,556          555,556
                                                        ------------     ------------     ------------

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

         Since AFH and Gemini had no operations and limited assets at the time of the Merger, the merger has been accounted for as a recapitalization of Isolagen Technologies and an issuance of common stock by Isolagen Technologies for the net assets of AFH and Gemini. In the recapitalization, Isolagen Technologies is treated as having affected (i) a 27.8694 for 1 stock split, whereby the 195,707 shares of its common stock outstanding immediately prior the merger are converted into the 5,453,977 shares of common stock received and held by the Isolagen Technologies stockholders immediately after the merger, and (ii) a change in the par value of its common stock, from $0.01 per share to $0.001 per share. The stock split and change in par value have been reflected in the accompanying consolidated financial statements by retroactively restating all share and per share amounts. The stock issuances are accounted for as the issuance of (i) 3,942,400 shares for the net assets of Gemini, recorded at their book value, and (ii) the issuance of 3,899,547 shares (the number of shares AFH had outstanding immediately prior to the Merger) for the net assets of AFH, recorded at their book value.

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

         Beneficial Conversion Feature: During 2002, the Company completed a private placement of Series A Convertible Preferred Stock. Imbedded within the instruments was a beneficial conversion feature that was not recorded. Accordingly, the Company revised its financial statements as of December 31, 2002 and for the year then ended to record a deemed dividend to the holders of the preferred stock totaling $10,178,944. The Company's financial statements reflect an increase in the retained deficit and a corresponding increase in paid-in capital for this amount. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series A Preferred Stock limited to the value of the proceeds received. Also, the Company has included preferred dividends accrued in 2002 totaling $502,661 in the computation of net loss attributable to common shareholders. (see Note 6)

         Contributed Services: During 2002 and 2001, the certain officers and directors of the Company were not compensated for a portion of their services provided to Company. The financial statements are to reflect the total cost of conducting its business which includes the value of contributed services. Accordingly, the Company has recorded contribution services from officers totaling $400,000 and $155,556 for the years ended December 31, 2002 and 2001, respectively. We estimated the value of the contributed services based upon our estimate of their fair market value. This contribution of services was recorded as an increase in compensation expense and an increase in additional paid in capital. (see Note 6)

         Weighted Average Shares Utilized in the Calculation Percentage Loss Per
Share: As described in Note 1, the Merger was accounted for as a recapitalization of Isolagen Technologies and the issuance of shares of common stock for the net assets of AFH and Gemini. The number of weighted average shares outstanding computed for the purposed of computing basic and diluted loss per share were revised to correctly reflect this accounting treatment.

         Together these restatements changed the net loss per share from $0.33 to $1.06 for the year ended December 31, 2002, $0.20 to $0.22 for the year ended December 31, 2001, and the cumulative from inception net loss per share has increased from $1.19 to $4.02.

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

Earnings per share data

         Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share for years in which it incurred net losses as the effect of potentially dilutive shares from convertible debt is antidilutive.

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is comprised of:

                                           December 31,
                                    -------------------------
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

NOTE 4 - FEDERAL INCOME TAXES

         The components of the Company's deferred tax assets at December 31, 2002 and 2001 are as follows:

                                           December 31,
                                    -------------------------
                                       2002           2001
                                    ----------     ----------
Deferred tax assets:
   Loss carryforwards               $4,467,456     $3,007,506

Deferred tax liabilities:
   Deferred revenue                    (19,473)       (95,200)
                                    ----------     ----------

                                     4,447,983      2,912,306

Less: Valuation allowance           (4,447,983)    (2,912,306)
                                    ----------     ----------

                                    $        -     $        -
                                    ----------     ----------

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

         Information regarding the options and warrants granted in 2002 and 2001 is as follows:

                                            YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                                   OPTIONS                             WARRANTS
                                        -----------------------------        -----------------------------
                                           2002               2001              2002               2001
                                        ----------         ----------        ----------         ----------
Outstanding, beginning of year           3,792,500                  -           450,000                  -
Granted                                    698,000          3,792,500         1,533,000            450,000
Exercised                                  (38,400)                 -                 -                  -
Expired or cancelled                      (200,000)                 -          (450,000)                 -
                                        ----------         ----------        ----------         ----------

Outstanding, end of year                 4,252,100          3,792,500         1,533,000            450,000
                                        ----------         ----------        ----------         ----------
Exercisable, end of year                   458,017              4,167         1,243,000                  -
                                        ----------         ----------        ----------         ----------
Available for grant, end of year           509,500          1,207,500
                                        ----------         ----------

         The weighted average and warrant exercise price information for 2002 and 2001 is as follows:

                                            YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                                    OPTIONS                        WARRANTS
                                            -----------------------        -----------------------
                                             2002             2001          2002             2001
                                            ------           ------        ------           ------
Outstanding, beginning of year              $ 2.70           $    -        $ 1.50           $    -
Granted during the year                     $ 6.07           $ 2.70        $ 1.93           $ 1.50
Exercised during the year                   $ 1.50           $    -        $    -           $    -
Expired or cancelled during the year        $ 1.50           $    -        $ 1.50           $    -
Outstanding at end of year                  $ 5.08           $ 2.70        $ 2.05           $ 1.50
Exercisable at end of year                  $ 2.08           $    -        $ 1.94           $ 1.50

         Significant option and warrant groups outstanding at December 31, 2002, and related weighted average exercise price and life information is as follows:

                                                                          WEIGHTED
                      OPTIONS           WARRANTS                          EXERCISE        REMAINING
  GRANT DATE        OUTSTANDING        OUTSTANDING       EXERCISABLE       PRICE         LIFE (YEARS)
--------------      -----------        -----------       -----------      --------       ------------
September 2001       2,975,000                  -           124,750        $  5.47          8.67
September 2001          61,600                  -            61,600        $  1.50          8.71
October 2001           340,000                  -           140,000        $  1.50          8.75
November 2001          117,500                  -            71,667        $  2.40          8.83
December 2001           60,000                  -            60,000        $  3.57          8.92
May 2002               100,000                  -                 -        $  6.00          9.42
May 2002               112,000                  -                 -        $  6.00          9.42
May 2002               150,000                  -                 -        $  6.00          9.42
June 2002               20,000                  -                 -        $  6.00          9.50
June 2002               96,000                  -                 -        $  6.50          9.50
July 2002                    -          1,158,000         1,158,000        $  1.93          4.50
September 2002               -            375,000            75,000        $  2.43         10.75
November 2002          100,000                  -                 -        $  6.00          9.83
December 2002          100,000                  -                 -        $  6.00          9.92
December 2002           20,000                  -                 -        $  6.00          9.92

         The weighted average fair value at date of grant for options and warrants granted during 2002 and 2001 was $3.96 and $1.12, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                           YEAR ENDED DECEMBER 31,
                                        -----------------------------
                                         2002                  2001
                                        -------               -------
Expected life (years)                   6 years               6 years
Interest rate                                 4%                    4%
Dividend yield                                -                     -
Forfeiture rate                               5%                    5%
Volatility                                  129%                   98%

         Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant date in 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                               YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                            2002                    2001
                                                       ---------------        ---------------
Net loss - as reported                                 $   (5,433,055)        $   (1,652,004)
Net loss - pro forma                                   $   (6,441,617)        $   (1,801,568)
Net loss per share - as reported
  Basic and diluted                                    $         (.36)        $         (.14)
Net loss per share - pro forma
  Basic and diluted                                    $         (.42)        $         (.15)

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