Form 10-Q/A
period 2003-03-31
ISOLAGEN INC
filed 2003-11-18
CIK 357097

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

                                EXPLANATORY NOTE

         THIS QUARTERLY REPORT ON FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND/OR REVISING (i) THE NUMBER OF SHARES ISSUED AND OUTSTANDING PRIOR TO THE AUGUST 10, 2001 TRANSACTION (DESCRIBED IN NOTE 1 TO THE FINANCIAL STATEMENTS) TO RETROACTIVELY REFLECT THE PAR VALUE AND ADDITIONAL PAID IN CAPITAL FOR THE NUMBER OF SHARES RECEIVED BY THE ISOLAGEN TECHNOLOGIES STOCKHOLDERS IN THE TRANSACTION, AFTER GIVING EFFECT TO THE DIFFERENCE IN PAR VALUE AND (ii) THE WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING USED IN PRESENTING NET LOSS PER COMMON SHARE AFTER GIVING EFFECT TO THE REVISION IN ITEM (i) ABOVE, AND (iii) TO INCLUDE A STATEMENT OF STOCKHOLDER'S EQUITY DETAILING ALL EQUITY ACTIVITY DURING THE DEVELOPMENT STAGE. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q/A FILED WITH THE SEC ON NOVEMBER 12, 2003. THE ABOVE DESCRIBED CHANGES HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, EXCEPT FOR THE EFFECT ON THE NET LOSS PER SHARE FROM THE CHANGE IN THE NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING. ALL INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q/A IS AS OF MARCH 31, 2003 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE REFLECTED IN THE AMENDMENT.

         Isolagen, Inc. has not amended its Annual Report on Form 10-KSB for the period ended December 31, 2001 or Quarterly Reports on Form 10-QSB for the periods during the year ended December 31, 2001.

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets
                    March 31, 2003 (unaudited) and December 31, 2002.............       1

           Consolidated Statements of Operations
                    Three months ended March 31, 2003 (unaudited)
                    and March 31, 2002 (unaudited)...............................       2

           Consolidated Statements of Shareholders' Equity
                    From inception to March 31, 2003 (unaudited).................       3

           Consolidated Statements of Cash Flows
                    Three months ended March 31, 2003 (unaudited) and
                    March 31, 2002 (unaudited)...................................       8

           Notes to Unaudited Consolidated Financial Statements..................       9

Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................      16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............      21

Item 4.    Controls and Procedures...............................................      21

Part II.   Other Information

Item 2.    Changes in Securities and Use of Proceeds.............................      22

Item 5.    Other Information.....................................................      22

Item 6.    Exhibits and Reports..................................................      22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                   March 31,     December 31,
                                                                                     2003            2002
                                                                                 ------------    ------------
                                                                                  (unaudited)
                                                                                 ------------    ------------
                                  ASSETS

Current assets
   Cash and cash equivalents                                                     $  1,352,584    $  4,244,640
   Accounts receivable, net of allowance for doubtful accounts                         77,381          40,204
   Inventory                                                                          250,807         138,910
   Other receivables                                                                  108,972         153,583
   Prepaid expenses                                                                   277,399         284,557
                                                                                 ------------    ------------

         Total current assets                                                       2,067,143       4,861,894
                                                                                 ------------    ------------

Property and equipment, net                                                         2,788,648       2,159,913

Intangible assets                                                                     540,000               -

Other assets                                                                           99,085         235,857
                                                                                 ------------    ------------

Total assets                                                                     $  5,494,876    $  7,257,664
                                                                                 ------------    ------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                              $  1,489,249    $  1,881,236
   Accrued expenses                                                                   398,245         112,224
   Deferred revenue                                                                   164,589          57,274
                                                                                 ------------    ------------

         Total current liabilities                                                  2,052,083       2,050,734

         Total liabilities                                                          2,052,083       2,050,734
                                                                                 ------------    ------------

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 5,000,000
     shares authorized                                                                  3,039           3,039
   Common stock, $.001 par value; 50,000,000
     shares authorized                                                                 15,311          15,228
   Additional paid-in capital                                                      26,186,857      25,573,999
   Other comprehensive income                                                          35,680          13,875
   Accumulated deficit during development stage                                   (22,798,094)    (20,399,211)
                                                                                 ------------    ------------

         Total shareholders' equity (deficit)                                       3,442,793       5,206,930
                                                                                 ------------    ------------

Total liabilities and shareholder's equity                                       $  5,494,876    $  7,257,664
                                                                                 ------------    ------------

The accompanying notes are an integral part of these statements.               1

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                  Cumulative
                                                                                 Period from
                                                                                 December 28,
                                                     Three Months Ended         1995 (date of
                                                         March 31,              inception) to
                                                ----------------------------      March 31,
                                                    2003            2002            2003
                                                ------------    ------------    -------------
Revenues
Sales                                           $        371    $      2,518    $  1,441,476
License fees                                               -          20,000         260,000
                                                ------------    ------------    ------------

       Total revenues                                    371          22,518       1,701,476

Cost of sales                                            994               -         438,586
                                                ------------    ------------    ------------

       Gross profit                                     (623)         22,518       1,262,890

Selling, general and administrative expenses       1,660,490         548,512       8,821,149
Research and development                             591,081         225,082       4,361,201
                                                ------------    ------------    ------------

       Operating loss                             (2,252,194)       (751,076)    (11,919,460)

Other income (expense)
   Interest income                                     7,430           4,538         244,519
   Other income                                       55,663               -          88,084
   Loss on disposal of asset                               -               -          (8,222)
   Interest expense                                        -               -        (311,628)
                                                ------------    ------------    ------------

       Net loss                                 $ (2,189,101)   $   (746,538)   $(11,906,707)
                                                ------------    ------------    ------------

Deemed dividend associated with beneficial
   conversion of preferred stock                $          -    $          -    $(10,178,944)
Preferred stock dividends                           (209,782)              -        (712,443)
                                                ------------    ------------    ------------
Net loss attributable to common stockholders    $ (2,398,883)   $   (746,538)   $(22,798,094)

Per shares information
   Net loss - basic and diluted                 $      (0.14)   $      (0.05)   $      (2.19)
   Deemed dividend associated with beneficial
      conversion of preferred stock                        -               -           (1.88)
   Preferred stock dividends                           (0.01)              -           (0.13)
Net loss common share - basic and diluted       $      (0.15)   $      (0.05)   $      (4.20)

Weighted average number of basic and diluted
   common shares outstanding                      15,355,855      15,189,563       5,423,025
                                                ------------    ------------    ------------

The accompanying notes are an integral part of these statements.               2

                                 Isolagen, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Shareholders' Equity

                                   Series A Preferred Stock        Common Stock
                                   ------------------------    ----------------------                  Accumulated
                                                                                                         Deficit
                                       Number                   Number                   Additional       During
                                         of                       of                      Paid-In      Development
                                       Shares      Amount       Shares        Amount      Capital         Stage
                                     ---------     ------      ---------    ---------    ----------    -----------
  Issuance of common stock
       for cash on 12/28/95                 --      $  --      2,285,291    $   2,285     $ (1,465)     $      --
  Issuance of common stock
       for cash on 11/7/96                  --         --         11,149           11       49,989             --
  Issuance of common stock
       for cash on 11/29/96                 --         --          2,230            2        9,998             --
  Issuance of common stock
       for cash on 12/19/96                 --         --          6,690            7       29,993             --
  Issuance of common stock
       for cash on 12/26/96                 --         --         11,148           11       49,989             --
  Net loss                                  --         --             --           --           --       (270,468)
                                     ---------      -----      ---------    ---------     --------      ---------
Balance, 12/31/96                           --      $  --      2,316,508    $   2,316     $138,504      $(270,468)
  Issuance of common stock
       for cash on 12/27/97                 --         --         21,182           21       94,979             --
  Issuance of common stock
       for Services on 9/1/97               --         --         11,148           11       36,249             --
  Issuance of common stock
       for Services on 12/28/97             --         --        287,193          287        9,968             --
  Net loss                                  --         --             --           --           --        (52,550)
                                     ---------      -----      ---------    ---------     --------      ---------
  Balance, 12/31/97                         --      $  --      2,636,031    $   2,635     $279,700      $(323,018)

                                                  Treasury Stock
                                                 ----------------      Total
                                      Other      Number             Shareholders'
                                  Comprehensive    of                  Equity
                                     Income      Shares    Amount     (Deficit)
                                  -------------  ------    ------   -------------
  Issuance of common stock
       for cash on 12/28/95         $      --        --    $   --    $     820
  Issuance of common stock
       for cash on 11/7/96                 --        --        --       50,000
  Issuance of common stock
       for cash on 11/29/96                --        --        --       10,000
  Issuance of common stock
       for cash on 12/19/96                --        --        --       30,000
  Issuance of common stock
       for cash on 12/26/96                --        --        --       50,000
  Net loss                                 --        --        --     (270,468)
                                    ---------    ------    ------    ---------
Balance, 12/31/96                   $      --        --    $   --    $(129,648)
  Issuance of common stock
       for cash on 12/27/97                --        --        --       95,000
  Issuance of common stock
       for Services on 9/1/97              --        --        --       36,260
  Issuance of common stock
       for Services on 12/28/97            --        --        --       10,255
  Net loss                                 --        --        --      (52,550)
                                    ---------    ------    ------    ---------
  Balance, 12/31/97                 $      --        --    $   --    $ (40,683)

The accompanying notes are an integral part of these statements.    5

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)


                           Series A Preferred Stock      Common Stock                    Accumulated
                           ------------------------  --------------------                  Deficit
                              Number                   Number               Additional      During          Other
                                of                       of                  Paid-In      Development   Comprehensive
                              Shares       Amount       Share     Amount     Capital         Stage         Income
                             --------     --------   ----------  --------  ------------  -------------  -------------
Issuance of common stock
   for cash on 8/23/98          --        $  --          4,459   $      4  $    20,063   $         --     $      --
Repurchase of common
   stock on 9/29/98             --           --             --         --           --             --            --
   Net loss                     --           --             --         --           --       (195,675)           --
                               ---        -----      ---------   --------  -----------   ------------     ---------
Balance, 12/31/98               --        $  --      2,640,490   $  2,639  $   299,763   $   (518,693)    $      --
 Issuance of common stock
   for cash on 9/10/99          --           --         52,506         53      149,947             --            --
   Net loss                     --           --             --         --           --     (1,306,778)           --
                               ---        -----      ---------   --------  -----------   ------------     ---------
Balance, 12/31/99               --        $  --      2,692,996   $  2,692  $   449,710   $ (1,825,471)    $      --
 Issuance of common stock
   for cash on 1/18/00          --           --         53,593         54        1,869             --            --
 Issuance of common stock
   for Services on 3/1/00       --           --         68,698         69          (44)            --            --
 Issuance of common stock
   for Services on 4/4/00       --           --         27,758         28          (18)            --            --
   Net loss                     --           --             --         --           --       (807,076)           --
                               ---        -----      ---------   --------  -----------   ------------     ---------
Balance, 12/31/00               --        $  --      2,843,045   $  2,843  $   451,517   $ (2,632,547)    $      --


                             Treasury Stock
                           ------------------      Total
                           Number              Shareholders'
                             of                   Equity
                           Shares    Amount      (Deficit)
                           ------  ---------   -------------
Issuance of common stock
   for cash on 8/23/98         --  $      --    $     20,067
Repurchase of common
   stock on 9/29/98         2,400    (50,280)        (50,280)
   Net loss                    --         --        (195,675)
                            -----  ---------    ------------
Balance, 12/31/98           2,400  $ (50,280)   $   (266,571)
 Issuance of common stock
   for cash on 9/10/99         --         --         150,000
   Net loss                    --         --      (1,306,778)
                            -----  ---------    ------------
Balance, 12/31/99           2,400  $ (50,280)   $ (1,423,349)
 Issuance of common stock
   for cash on 1/18/00         --         --           1,923
 Issuance of common stock
   for Services on 3/1/00      --         --              25
 Issuance of common stock
   for Services on 4/4/00      --         --              10
   Net loss                    --         --        (807,076)
                            -----  ---------    ------------
Balance, 12/31/00           2,400  $ (50,280)   $ (2,228,467)

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                Series A Preferred Stock       Common Stock                    Accumulated
                              ----------------------------  -------------------                  Deficit
                                Number                       Number               Additional     During         Other
                                  of                           of                  Paid-In     Development  Comprehensive
                                Shares            Amount     Shares     Amount     Capital        Stage         Income
                                ------            ------    ---------  --------  ------------  -----------  -------------
Issuance of common stock
 for services on 7/1/01           --               $ --       156,960  $    157  $      (101)    $     --     $     --
Issuance of common stock
 for services on 7/1/01           --                 --       125,000       125          (80)          --           --
Issuance of common stock
 for capitalization of
 accrued salaries on 8/10/01      --                 --        70,000        70      328,055           --           --
Issuance of common stock
 for conversion of
 convertible debt on 8/10/01      --                 --     1,750,000     1,750    1,609,596           --           --
Issuance of common stock
 for conversion of
 convertible shareholder
 notes payable on 8/10/01         --                 --       208,972       209      135,458           --           --
Issuance of common stock
 for bridge financing
 on 8/10/01                       --                 --       300,000       300         (192)          --           --
Retirement of treasury
 stock on 8/10/01                 --                 --            --        --      (50,280)          --           --
Issuance of common stock
 for net assets of
 Gemini on 8/10/01                --                 --     3,942,400     3,942       (3,942)          --           --
Issuance of common stock
 for net assets of AFH
 on 8/10/01                       --                 --     3,899,547     3,900       (3,900)          --           --
Issuance of common stock
 for cash on 8/10/01              --                 --     1,346,669     1,347    2,018,653           --           --
Transaction and fund
 raising expenses
 on 8/10/01                       --                 --            --        --      (48,547)          --           --
Issuance of common stock
 for services on 8/10/01          --                 --        60,000        60           --           --           --
Issuance of common stock
 for cash on 8/28/01              --                 --        26,667        27       39,973           --           --
Issuance of common stock
 for services on 9/30/01          --                 --       314,370       314      471,241           --           --

                                Treasury Stock
                              ------------------     Total
                               Number             Shareholders'
                                 of                  Equity
                               Shares    Amount     (Deficit)
                              --------  --------  ------------
Issuance of common stock
 for services on 7/1/01            --   $     --  $        56
Issuance of common stock
 for services on 7/1/01            --         --           45
Issuance of common stock
 for capitalization of
 accrued salaries on 8/10/01       --         --      328,125
Issuance of common stock
 for conversion of
 convertible debt on 8/10/01       --         --    1,611,346
Issuance of common stock
 for conversion of
 convertible shareholder
 notes payable on 8/10/01          --         --      135,667
Issuance of common stock
 for bridge financing
 on 8/10/01                        --         --          108
Retirement of treasury
 stock on 8/10/01              (2,400)    50,280           --
Issuance of common stock
 for net assets of
 Gemini on 8/10/01                 --         --           --
Issuance of common stock
 for net assets of AFH
 on 8/10/01                        --         --           --
Issuance of common stock
 for cash on 8/10/01               --         --    2,020,000
Transaction and fund
 raising expenses
 on 8/10/01                        --         --      (48,547)
Issuance of common stock
 for services on 8/10/01           --         --           60
Issuance of common stock
 for cash on 8/28/01               --         --       40,000
Issuance of common stock
 for services on 9/30/01           --         --      471,555

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                 Series A Preferred Stock          Common Stock                     Accumulated
                               -----------------------------  ---------------------                   Deficit
                                   Number                        Number               Additional      During
                                     of                            of                   Paid-In     Development
                                   Shares          Amount        Shares     Amount      Capital        Stage
                                 ----------       --------    -----------  --------  ------------  -------------
Uncompensated contribution of
 services  - 3rd Qtr.                   --        $    --              --  $     --  $     55,556  $         --
Issuance of common stock
 for services on 11/1/01                --             --         145,933       146  $    218,754            --
Uncompensated contribution of
 services - 4th Qtr.                    --             --              --        --       100,000            --
    Net loss                            --             --              --        --            --    (1,652,004)
                                 ---------        -------      ----------  --------  ------------  ------------
Balance, 12/31/01                       --        $    --      15,189,563  $ 15,190  $  5,321,761  $ (4,284,551)
Uncompensated contribution of
 services - 1st Qtr.                    --             --              --        --       100,000            --
Issuance of preferred stock
 for cash on 4/26/02               905,000            905              --        --     2,817,331            --
Issuance of preferred stock
 for cash on 5/16/02               890,250            890              --        --     2,772,239            --
Issuance of preferred stock
 for cash on 5/31/02               795,000            795              --        --     2,473,380            --
Issuance of preferred stock
 for cash on 6/28/02               229,642            230              --        --       712,991            --
Uncompensated contribution of
 services - 2nd Qtr.                    --             --              --        --       100,000            --
Issuance of preferred stock
 for cash on 7/15/02                75,108             75              --        --       233,886            --
Issuance of common stock
 for cash on 8/1/02                     --             --          38,400        38        57,562            --
Issuance of warrants
 for services on 9/06/02                --             --              --        --       103,388            --
Uncompensated contribution of
 services - 3rd Qtr.                    --             --              --        --       100,000            --
Uncompensated contribution of
 services - 4th Qtr.                    --             --              --        --       100,000            --
Issuance of preferred stock
 for dividends                     143,507            144              --        --       502,517      (502,661)
Deemed dividend associated
 with beneficial conversion
 of preferred stock                     --             --              --        --    10,178,944   (10,178,944)
Comprehensive income:
    Net loss                            --             --              --        --            --    (5,433,055)
Other comprehensive income,
 foreign currency
 translation adjustment                 --             --              --        --            --            --
Comprehensive loss                      --             --              --        --            --            --
                                 ---------        -------      ----------  --------  ------------  ------------
Balance, 12/31/02                3,038,507        $ 3,039      15,227,963  $ 15,228  $ 25,573,999  $(20,399,211)
                                 ---------        -------      ----------  --------  ------------  ------------

                                              Treasury Stock
                                              ---------------      Total
                                   Other      Number           Shareholders'
                               Comprehensive    of                Equity
                                   Income     Shares   Amount    (Deficit)
                               -------------  ------  -------  -------------
Uncompensated contribution of
 services  - 3rd Qtr.            $      --      --    $   --    $    55,556
Issuance of common stock
 for services on 11/1/01                --      --        --        218,900
Uncompensated contribution of
 services - 4th Qtr.                    --      --        --        100,000
    Net loss                            --      --        --     (1,652,004)
                                 ---------     ---    ------    -----------
Balance, 12/31/01                $      --      --    $   --    $ 1,052,400
Uncompensated contribution of
 services - 1st Qtr.                    --      --        --        100,000
Issuance of preferred stock
 for cash on 4/26/02                    --      --        --      2,818,236
Issuance of preferred stock
 for cash on 5/16/02                    --      --        --      2,773,129
Issuance of preferred stock
 for cash on 5/31/02                    --      --        --      2,474,175
Issuance of preferred stock
 for cash on 6/28/02                    --      --        --        713,221
Uncompensated contribution of
 services - 2nd Qtr.                    --      --        --        100,000
Issuance of preferred stock
 for cash on 7/15/02                    --      --        --        233,961
Issuance of common stock
 for cash on 8/1/02                     --      --        --         57,600
Issuance of warrants
 for services on 9/06/02                --      --        --        103,388
Uncompensated contribution of
 services - 3rd Qtr.                    --      --        --        100,000
Uncompensated contribution of
 services - 4th Qtr.                    --      --        --        100,000
Issuance of preferred stock
 for dividends                          --      --        --             --
Deemed dividend associated
 with beneficial conversion
 of preferred stock                     --      --        --             --
Comprehensive income:
    Net loss                            --      --        --     (5,433,055)
Other comprehensive income,
 foreign currency
 translation adjustment             13,875      --        --         13,875
                                                                -----------
Comprehensive loss                      --      --        --     (5,419,180)
                                 ---------     ---    ------    -----------
Balance, 12/31/02                $  13,875      --    $   --    $ 5,206,930
                                 ---------     ---    ------    -----------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                 Series A Preferred Stock         Common Stock                      Accumulated
                               -----------------------------  ---------------------                    Deficit
                                   Number                       Number                Additional       During
                                     of                           of                    Paid-In     Development
                                   Shares          Amount       Shares      Amount      Capital         Stage
                                 ---------        --------    -----------  --------  ------------  -------------
Issuance of common stock
   for cash on 1-7-03                   --         $   --         61,600   $    62   $    92,338   $         --
Issuance of common stock for
   patent pending acquisition
   on 3/31/03                           --             --        100,000       100       539,900             --
Cancellation of common stock
   on 3/31/01                           --             --        (79,382)      (79)     (119,380)            --
Uncompensated contribution of
   services - 1st quarter               --             --             --        --       100,000             --
Issuance of preferred stock
   for dividends                        --             --             --        --            --       (209,782)
Comprehensive income:
      Net loss                          --             --             --        --            --     (2,189,101)
Other comprehensive income,
   foreign currency
   translation adjustment               --             --             --        --            --             --

Comprehensive loss                      --             --             --        --            --             --
                                 ---------         ------     ----------   -------   -----------   ------------
Balance, 3/31/03                 3,038,507         $3,039     15,310,181   $15,311   $26,186,857   $(22,798,094)
                                 ---------         ------     ----------   -------   -----------   ------------

                                              Treasury Stock
                                              --------------     Total
                                   Other      Number          Shareholders'
                               Comprehensive    of               Equity
                                   Income     Shares  Amount    (Deficit)
                               -------------  ------  ------  -------------
Issuance of common stock
   for cash on 1-7-03            $      --       --   $   --   $    92,400
Issuance of common stock for
   patent pending acquisition
   on 3/31/03                           --       --       --       540,000
Cancellation of common stock
   on 3/31/01                           --       --       --      (119,459)
Uncompensated contribution of
   services - 1st quarter               --       --       --       100,000
Issuance of preferred stock
   for dividends                        --       --       --      (209,782)
Comprehensive income:
      Net loss                          --       --       --    (2,189,101)
Other comprehensive income,
   foreign currency
   translation adjustment           21,805       --       --        21,805
                                                               -----------
Comprehensive loss                      --       --       --    (2,167,296)
                                 ---------      ---   ------   -----------
Balance, 3/31/03                 $  35,680       --   $   --   $ 3,442,793
                                 ---------      ---   ------   -----------

The accompanying notes are an integral part of these statements.

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                  Cumulative
                                                                                                  Period from
                                                                                                  December 28,
                                                                   Three Months Ended            1995 (date of
                                                                        March 31,                inception) to
                                                             -------------------------------       March 31,
                                                                 2003              2002              2003
                                                             -------------     -------------     -------------
Cash flows from operating activities
   Net loss                                                  $ (2,189,101)     $   (746,538)     $(11,906,707)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Common stock issued for services                               -            18,031         1,209,783
         Uncompensated contribution of services                   100,000           100,000           655,556
         Depreciation                                             143,388             4,069           310,917
         Loss on sale of property and equipment                         -                 -             8,222
         Change in operating assets and liabilities:
            Increase in accounts receivable                       (37,177)             (161)          (77,381)
            Increase (decrease) in other receivables               44,611                 -          (108,972)
            Increase in inventory                                (111,897)                -          (250,807)
            Increase (decrease) in prepaid expenses                 7,158                 -          (277,399)
            Increase (decrease) in other assets                    17,313                 -           (98,194)
            Increase (decrease) in accounts payable              (391,987)           49,540         1,489,249
            Increase in accrued expenses                           76,239            46,207           188,463
            Increase (decrease) in deferred revenue               107,315           (20,000)          164,589
                                                             ------------      ------------      ------------
               Net cash used in operating activities           (2,234,138)         (548,852)       (8,692,681)
                                                             ------------      ------------      ------------

Cash flows from investing activities
   Purchase of property and equipment                            (772,123)           (4,201)       (3,108,787)
   Proceeds from the sale of property and equipment                     -                 -             1,000
                                                             ------------      ------------      ------------
               Net cash used in investing activities             (772,123)           (4,201)       (3,107,787)
                                                             ------------      ------------      ------------
Cash flows from financing activities
   Proceeds from the issuance of preferred stock                        -                 -         9,012,722
   Proceeds from convertible debt                                       -                 -         1,450,000
   Proceeds from notes payable to shareholders                          -                 -           135,667
   Proceeds from the issuance of common stock                      92,400                 -         2,617,810
   Merger and acquisition expenses                                      -                 -           (48,547)
   Repurchase of common stock                                           -                 -           (50,280)
                                                             ------------      ------------      ------------
               Net cash provided by financing activities           92,400                 -        13,117,372
                                                             ------------      ------------      ------------
Effect of exchange rate changes on cash balance                    21,805                 -            35,680
Net increase (decrease) in cash and cash equivalents           (2,892,056)         (553,053)        1,352,584
Cash and cash equivalents, beginning of period                  4,244,640         1,380,824                 -
                                                             ------------      ------------      ------------
Cash and cash equivalents, end of period                     $  1,352,584      $    827,771      $  1,352,584
                                                             ------------      ------------      ------------
Supplemental cash flow information:
   Cash paid for interest                                    $          -      $          -      $    150,283
                                                             ------------      ------------      ------------
   Deemed dividend associated with beneficial
       conversion of preferred stock                                    -                 -        10,178,944
                                                             ------------      ------------      ------------
   Preferred stock dividend                                       209,782                 -           712,443
                                                             ------------      ------------      ------------
   Common stock issued for services                                     -            18,031         1,209,783
                                                             ------------      ------------      ------------
   Uncompensated contribution of services                         100,000           100,000           655,556
                                                             ------------      ------------      ------------

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

         Together these restatements changed the net loss per share attributable to common shareholders from $0.14 to $0.15 for the three months ended March 31, 2003, from $0.04 to $0.05 for the three months ended March 31, 2002, and the cumulative from inception net loss per share has increased from $2.08 to $4.20.

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

                                                      Three Months Ended March 31,
                                                     -----------------------------
                                                         2003              2002
                                                     -------------     -----------
Net loss - as reported                               $ (2,189,101)     $  (746,538)
Less: total stock-based employee compensation
  expense determined under fair value based
  method for all awards granted to employees,
  net of related tax effect                              (373,817)        (191,134)
                                                     ------------      -----------
Net loss - pro forma                                 $ (2,562,918)     $  (937,673)
                                                     ------------      -----------

Net loss per share - as reported
  Basic and diluted                                  $      (0.14)     $     (0.05)
Net loss per share - pro forma
  Basic and diluted                                  $      (0.17)     $     (0.06)

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

                                    ISOLAGEN, INC.

Date: November 17, 2003             By: /s/ Jeffrey W. Tomz
                                        ----------------------------------
                                        Jeffrey W. Tomz, CFO and Secretary
                                        (Principal Executive and
                                        Financial Officer)

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