Form 10-Q/A
period 2003-06-30
ISOLAGEN INC
filed 2003-11-18
CIK 357097

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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets
                   June 30, 2003 (unaudited) and December 31, 2002............1

          Consolidated Statements of Operations
                   Six months ended June 30, 2003 (unaudited)
                   and June 30, 2002 (unaudited)..............................2

                   Three months ended June 30, 2003 (unaudited)
                   and June 30, 2002 (unaudited)..............................3

          Consolidated Statements of Shareholders' Equity
                   From inception to June 30, 2003 (unaudited)................4

          Consolidated Statements of Cash Flows
                   Six months ended June 30, 2003 (unaudited) and
                   June 30, 2002 (unaudited)..................................9

          Notes to Unaudited Consolidated Financial Statements...............10

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........25

Item 4.   Controls and Procedures............................................25

Part II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds..........................25

Item 4.   Submission of Matters to a Vote of Security Holders................25

Item 6.   Exhibits and Reports...............................................26

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

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                               Cumulative Period
                                                                               from December 28,
                                                      Six Months Ended           1995 (date of
                                                         June 30,               inception) to
                                                ------------    ------------       June 30,
                                                    2003            2002              2003
                                                ------------    ------------   -----------------

Revenues
Sales                                           $     79,796    $      2,518      $  1,520,901
License fees                                              --          40,000           260,000
                                                ------------    ------------      ------------

       Total revenues                                 79,796          42,518         1,780,901

Cost of sales                                         48,861              --           486,453
                                                ------------    ------------      ------------

       Gross profit                                   30,935          42,518         1,294,448

Selling, general and administrative expenses       3,523,056       1,474,109        10,683,715
Research and development                           1,204,538         647,354         4,974,658
                                                ------------    ------------      ------------

       Operating loss                             (4,696,659)     (2,078,945)      (14,363,925)

Other income (expense)
   Interest income                                    10,620          19,063           247,709
   Other income                                       55,663          32,421            88,084
   Loss on disposal of asset                              --              --            (8,222)
   Interest expense                                       --              --          (311,628)
                                                ------------    ------------      ------------

       Net loss                                 $ (4,630,376)   $ (2,027,461)     $(14,347,982)
                                                ------------    ------------      ------------

Deemed dividend associated with beneficial
   conversion of preferred stock                  (1,244,880)     (9,594,052)      (11,423,824)
Preferred stock dividends                           (411,189)        (94,906)         (913,850)
                                                ------------    ------------      ------------
Net loss attributable to common stockholders    $ (6,286,445)   $(11,716,419)     $(26,685,656)
                                                ------------    ------------      ------------

Per shares information
   Net loss - basic and diluted                 $      (0.30)   $      (0.13)     $      (2.50)
   Deemed dividend associated with beneficial
      conversion of preferred stock                    (0.08)          (0.63)            (1.99)
                                                       (0.03)          (0.01)            (0.16)
                                                ------------    ------------      ------------
Net loss common share - basic and diluted       $      (0.41)   $      (0.77)     $      (4.65)
                                                ------------    ------------      ------------
Weighted average number of basic and diluted
   common shares outstanding                      15,348,709      15,189,563         5,739,727
                                                ------------    ------------      ------------


  The accompanying notes are an integral part of these statements.
                                                                               2

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                 Three Months Ended June 30,
                                                ----------------------------
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


  The accompanying notes are an integral part of these statements.
                                                                               3

                                 Isolagen, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Shareholders' Equity


                                     Series A              Series B
                                 Preferred Stock       Preferred Stock          Common Stock                      Accumulated
                               -------------------   -------------------   ---------------------                    Deficit
                                Number                Number                 Number                Additional       During
                                  of                    of                     of                    Paid-In      Development
                                Shares     Amount     Shares     Amount      Shares      Amount      Capital         Stage
                               --------   --------   --------   --------   ----------   --------   -----------    -----------
  Issuance of common stock
    for cash on 12/28/95             --   $     --         --   $     --    2,285,291   $  2,285   $    (1,465)   $        --
  Issuance of common stock
    for cash on 11/7/96              --         --         --         --       11,149         11        49,989             --
  Issuance of common stock
    for cash on 11/29/96             --         --         --         --        2,230          2         9,998             --
  Issuance of common stock
    for cash on 12/19/96             --         --         --         --        6,690          7        29,993             --
  Issuance of common stock
    for cash on 12/26/96             --         --         --         --       11,148         11        49,989             --
  Net loss                           --         --         --         --           --         --            --       (270,468)
                               --------   --------   --------   --------   ----------   --------   -----------    -----------
Balance, 12/31/96                    --   $     --         --   $     --    2,316,508   $  2,316   $   138,504    $  (270,468)
  Issuance of common stock
    for cash on 12/27/97             --         --         --         --       21,182         21        94,979             --
  Issuance of common stock
    for Services on 9/1/97           --         --         --         --       11,148         11        36,249             --
  Issuance of common stock
    for Services on 12/28/97         --         --         --         --      287,193        287         9,968             --
  Net loss                           --         --         --         --           --         --            --        (52,550)
                               --------   --------   --------   --------   ----------   --------   -----------    -----------
Balance, 12/31/97                    --   $     --         --   $     --    2,636,031   $  2,635   $   279,700    $  (323,018)


                                                  Treasury Stock
                                                -------------------       Total
                                    Other        Number               Shareholders'
                                Comprehensive      of                    Equity
                                    Income       Shares     Amount      (Deficit)
                               --------------   --------   --------   -------------
  Issuance of common stock
    for cash on 12/28/95       $           --         --   $     --   $         820
  Issuance of common stock
    for cash on 11/7/96                    --         --         --          50,000
  Issuance of common stock
    for cash on 11/29/96                   --         --         --          10,000
  Issuance of common stock
    for cash on 12/19/96                   --         --         --          30,000
  Issuance of common stock
    for cash on 12/26/96                   --         --         --          50,000
  Net loss                                 --         --         --        (270,468)
                               --------------   --------   --------   -------------
Balance, 12/31/96              $           --         --   $     --   $    (129,648)
  Issuance of common stock
    for cash on 12/27/97                   --         --         --          95,000
  Issuance of common stock
    for Services on 9/1/97                 --         --         --          36,260
  Issuance of common stock
    for Services on 12/28/97               --         --         --          10,255
  Net loss                                 --         --         --         (52,550)
                               --------------   --------   --------   -------------
Balance, 12/31/97              $           --         --   $     --   $     (40,683)


  The accompanying notes are an integral part of these statements.
                                                                               4

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)


                                  Series A               Series B
                               Preferred Stock        Preferred Stock        Common Stock                      Accumulated
                             -------------------    ------------------   ---------------------                    Deficit
                              Number                Number                 Number                Additional        During
                                of                    of                     of                    Paid-In      Development
                              Shares     Amount     Shares     Amount      Shares      Amount      Capital         Stage
                             --------   --------   --------   --------   ----------   --------   ----------    ------------
  Issuance of common stock
    for cash on 8/23/98            --   $     --         --   $     --        4,459   $      4   $   20,063    $         --
  Repurchase of common
    stock on 9/29/98               --         --         --         --           --         --           --              --
  Net loss                         --         --         --         --           --         --           --        (195,675)
                             --------   --------   --------   --------   ----------   --------   ----------    ------------
Balance, 12/31/98                  --   $     --         --   $     --    2,640,490   $  2,639   $  299,763    $   (518,693)
  Issuance of common stock
    for cash on 9/10/99            --         --         --         --       52,506         53      149,947              --
    Net loss                       --         --         --         --           --         --           --      (1,306,778)
                             --------   --------   --------   --------   ----------   --------   ----------    ------------
Balance, 12/31/99                  --   $     --         --   $     --    2,692,996   $  2,692   $  449,710    $ (1,825,471)
  Issuance of common stock
    for cash on 1/18/00            --         --         --         --       53,583         54        1,869              --
  Issuance of common stock
    for Services on 3/1/00         --         --         --         --       68,698         69          (44)             --
  Issuance of common stock
    for Services on 4/4/00         --         --         --         --       27,758         28          (18)             --
  Net loss                         --         --         --         --           --         --           --        (807,076)
                             --------   --------   --------   --------   ----------   --------   ----------    ------------
Balance, 12/31/00                  --   $     --         --   $     --    2,843,045   $  2,843   $  451,517    $ (2,632,547)


                                                Treasury Stock
                                             -------------------       Total
                                 Other        Number               Shareholders'
                             Comprehensive      of                     Equity
                                Income        Shares     Amount       (Deficit)
                             -------------   --------   --------   -------------
  Issuance of common stock
    for cash on 8/23/98       $         --         --   $     --    $     20,067
  Repurchase of common
    stock on 9/29/98                    --      2,400    (50,280)        (50,280)
  Net loss                              --         --         --        (195,675)
                              ------------   --------   --------    ------------
Balance, 12/31/98             $         --      2,400   $(50,280    $   (266,571)
  Issuance of common stock
    for cash on 9/10/99                 --         --         --         150,000
    Net loss                            --         --         --      (1,306,778)
                              ------------   --------   --------    ------------
Balance, 12/31/99             $         --      2,400   $(50,280    $ (1,423,349)
  Issuance of common stock
    for cash on 1/18/00                 --         --         --           1,923
  Issuance of common stock
    for Services on 3/1/00              --         --         --              25
  Issuance of common stock
    for Services on 4/4/00              --         --         --              10
  Net loss                              --         --         --        (807,076)
                              ------------   --------   --------    ------------
Balance, 12/31/00             $         --      2,400   $(50,280    $ (2,228,467)

   The accompanying notes are an integral part of these statements.
                                                                               5

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                   Series A               Series B
                                Preferred Stock        Preferred Stock        Common Stock                      Accumulated
                              -------------------    ------------------   ---------------------                    Deficit
                               Number                Number                 Number                Additional        During
                                 of                    of                     of                    Paid-In      Development
                               Shares     Amount     Shares     Amount      Shares      Amount      Capital         Stage
                              --------   --------   --------   --------   ----------   --------   ----------    ------------
Issuance of common stock
  for services on 7/1/01            --   $     --         --   $     --      156,960   $    157   $     (101)   $         --
Issuance of common stock
  for services on 7/1/01            --         --         --         --      125,000        125          (80)             --
Issuance of common stock
  for capitalization of
  accrued salaries
  on 8/10/01                        --         --         --         --       70,000         70      328,055              --
Issuance of common stock
  for conversion of
  convertible debt
  on 8/10/01                        --         --         --         --    1,750,000      1,750    1,609,596              --
Issuance of common stock
  for conversion of
  convertible shareholder
  notes payable on 8/10/01          --         --         --         --      208,972        209      135,458              --
Issuance of common stock
  for bridge financing
  on 8/10/01                        --         --         --         --      300,000        300         (192)             --
Retirement of treasury
  stock on 8/10/01                  --         --         --         --           --         --      (50,280)             --
Issuance of common stock
   for net assets of Gemini
   on 8/10/01                       --         --         --         --    3,942,400      3,942       (3,942)             --
Issuance of common stock
   for net assets of AFH
   on 8/10/01                       --         --         --         --    3,899,547      3,900       (3,900)             --
Issuance of common stock
  for cash on 8/10/01               --         --         --         --    1,346,669      1,347    2,018,653              --
Transaction and fund
   raising expenses
   on 8/10/01                       --         --         --         --           --         --      (48,547)             --
Issuance  of  common stock
  for services on 8/10/01           --         --         --         --       60,000         60           --              --
Issuance of common stock
  for cash on 8/28/01               --         --         --         --       26,667         27       39,973              --
Issuance of common stock
  for services on 9/30/01           --         --         --         --      314,370        314      471,241              --



                                                 Treasury Stock
                                              -------------------       Total
                                  Other        Number               Shareholders'
                              Comprehensive      of                     Equity
                                 Income        Shares     Amount       (Deficit)
                              -------------   --------   --------   -------------
Issuance of common stock
  for services on 7/1/01      $         --         --    $     --   $         56
Issuance of common stock
  for services on 7/1/01                --         --          --             45
Issuance of common stock
  for capitalization of
  accrued salaries
  on 8/10/01                            --         --          --        328,125
Issuance of common stock
  for conversion of
  convertible debt
  on 8/10/01                            --         --          --      1,611,346
Issuance of common stock
  for conversion of
  convertible shareholder
  notes payable on 8/10/01              --         --          --        135,667
Issuance of common stock
  for bridge financing
  on 8/10/01                            --         --          --            108
Retirement of treasury
  stock on 8/10/01                      --     (2,400)     50,280             --
Issuance of common stock
   for net assets of Gemini
   on 8/10/01                           --         --          --             --
Issuance of common stock
   for net assets of AFH
   on 8/10/01                           --         --          --             --
Issuance of common stock
  for cash on 8/10/01                   --         --          --      2,020,000
Transaction and fund
   raising expenses
   on 8/10/01                           --         --          --        (48,547)
Issuance  of  common stock
  for services on 8/10/01               --         --          --             60
Issuance of common stock
  for cash on 8/28/01                   --         --          --         40,000
Issuance of common stock
  for services on 9/30/01               --         --          --        471,555


    The accompanying notes are an integral part of these statements.
                                                                               6

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                       Series A               Series B
                                    Preferred Stock        Preferred Stock        Common Stock                      Accumulated
                                  -------------------    ------------------   ---------------------                   Deficit
                                   Number                Number                 Number                Additional       During
                                     of                    of                     of                    Paid-In     Development
                                   Shares     Amount     Shares     Amount      Shares      Amount      Capital        Stage
                                  --------   --------   --------   --------   ----------   --------   ----------   ------------

Uncompensated contribution of
   services - 3rd quarter               --   $     --         --   $     --           --   $     --   $   55,556   $         --
Issuance of common stock
  for services on 11/1/01               --         --         --         --      145,933        146      218,754             --
Uncompensated contribution of
   services - 4th quarter               --         --         --         --           --         --      100,000             --
        Net loss                        --         --         --         --           --         --           --     (1,652,004)
                                  --------   --------   --------   --------   ----------   --------   ----------   ------------
Balance, 12/31/01                       --   $     --         --   $     --   15,189,563   $ 15,190   $5,321,761   $ (4,284,551)
Uncompensated contribution of
   services - 1st quarter               --         --         --         --           --         --      100,000             --
Issuance of preferred stock
  for cash on 4/26/02              905,000        905         --         --           --         --    2,817,331             --
Issuance of preferred stock
  for cash on 5/16/02              890,250        890         --         --           --         --    2,772,239             --
Issuance of preferred stock
  for cash on 5/31/02              795,000        795         --         --           --         --    2,473,380             --
Issuance of preferred stock
  for cash on 6/28/02              229,642        230         --         --           --         --      712,991             --
Uncompensated contribution of
   services - 2nd  quarter              --         --         --         --           --         --      100,000             --
Issuance of preferred stock
  for cash on 7/15/02               75,108         75         --         --           --         --      233,886             --
Issuance of common stock
  for cash on 8/1/02                    --         --         --         --       38,400         38       57,562             --
Issuance of warrants
  for services on 9/06/02               --         --         --         --           --         --      103,388             --
Uncompensated contribution of
   services - 3rd quarter               --         --         --         --           --         --      100,000             --
Uncompensated contribution of
   services - 4th quarter               --         --         --         --           --         --      100,000             --
Issuance of preferred stock
  for dividends                    143,507        144         --         --           --         --      502,517       (502,661)
Deemed dividend associated
  with beneficial conversion of
  preferred stock                       --         --         --         --           --         --   10,178,944    (10,178,944)
Comprehensive income:
  Net loss                              --         --         --         --           --         --           --     (5,433,055)
Other comprehensive income,
  foreign currency
  translation adjustment                --         --         --         --           --         --           --             --

  Comprehensive loss                    --         --         --         --           --         --           --             --
                                  --------   --------   --------   --------   ----------   --------   ----------   ------------
Balance, 12/31/02                 3,038,507  $  3,039         --   $     --   15,227,963   $ 15,228   $25,573,999  $(20,399,211)



                                                     Treasury Stock
                                                 -------------------       Total
                                      Other       Number               Shareholders'
                                  Comprehensive     of                     Equity
                                     Income       Shares     Amount       (Deficit)
                                  -------------  --------   --------   -------------

Uncompensated contribution of
   services - 3rd quarter         $         --         --   $     --   $     55,556
Issuance of common stock
  for services on 11/1/01                   --         --         --        218,900
Uncompensated contribution of
   services - 4th quarter                   --         --         --        100,000
        Net loss                            --         --         --     (1,652,004)
                                  ------------   --------   --------   ------------
Balance, 12/31/01                 $         --         --   $     --   $  1,052,400
Uncompensated contribution of
   services - 1st quarter                   --         --         --        100,000
Issuance of preferred stock
  for cash on 4/26/02                       --         --         --      2,818,236
Issuance of preferred stock
  for cash on 5/16/02                       --         --         --      2,773,129
Issuance of preferred stock
  for cash on 5/31/02                       --         --         --      2,474,175
Issuance of preferred stock
  for cash on 6/28/02                       --         --         --        713,221
Uncompensated contribution of
   services - 2nd  quarter                  --         --         --        100,000
Issuance of preferred stock
  for cash on 7/15/02                       --         --         --        233,961
Issuance of common stock
  for cash on 8/1/02                        --         --         --         57,600
Issuance of warrants
  for services on 9/06/02                   --         --         --        103,388
Uncompensated contribution of
   services - 3rd quarter                   --         --         --        100,000
Uncompensated contribution of
   services - 4th quarter                   --         --         --        100,000
Issuance of preferred stock
  for dividends                             --         --         --             --
Deemed dividend associated
  with beneficial conversion of
  preferred stock                           --         --         --             --
Comprehensive income:
  Net loss                                  --         --         --     (5,433,055)
Other comprehensive income,
  foreign currency
  translation adjustment                13,875         --         --         13,875
                                                                       ------------
  Comprehensive loss                        --         --         --     (5,419,180)
                                  ------------   --------   --------   ------------
Balance, 12/31/02                 $     13,875         --   $     --   $  5,206,930


    The accompanying notes are an integral part of these statements.
                                                                               7

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                             Series A               Series B
                                          Preferred Stock         Preferred Stock         Common Stock
                                      ----------------------    -------------------   ----------------------
                                       Number                     Number                 Number                 Additional
                                         of                         of                     of                     Paid-In
                                       Shares         Amount      Shares     Amount      Shares       Amount      Capital
                                      --------      --------    --------   --------   ----------    --------    ----------
Issuance of common stock
  for cash on 1-7-03                          --          --          --         --       61,600          62        92,338
Issuance of common stock for
  patent pending acquisition on
  3/31/03                                     --          --          --         --      100,000         100       539,900
Cancellation of common stock
   on 3/31/03                                 --          --          --         --      (79,382)        (79)     (119,380)
Uncompensated contribution of
   services - 1st quarter                     --          --          --         --           --          --       100,000
Issuance of preferred
  stock for cash on 5/9/03                    --          --     110,250        110           --          --     2,773,218
Issuance of preferred stock
  for cash on 5/16/02                         --          --      45,500         46           --          --     1,145,704
Conversion of preferred stock
   into common stock- 2nd qtr            (70,954)        (72)         --         --      147,062         147        40,626
Conversion of warrants
   into common stock- 2nd qtr                 --          --          --         --      114,598         114          (114)
Uncompensated contribution of
   services - 2nd quarter                     --          --          --         --           --          --       100,000
Issuance of preferred stock
  for dividends                               --          --          --         --           --          --            --
Deemed dividend associated
  with beneficial conversion of
  preferred stock                             --          --          --         --           --          --     1,244,880
Comprehensive income:
  Net loss                                    --          --          --         --           --          --            --
Other comprehensive income, foreign
  currency translation adjustment             --          --          --         --           --          --            --

  Comprehensive loss                          --          --          --         --           --          --            --
                                      ----------    --------    --------   --------   -----------   --------    -----------
Balance, 6/30/03                       2,967,553    $  2,967     155,750   $    156   $15,571,841   $ 15,572    $31,491,171
                                      ----------    --------    --------   --------   -----------   --------    -----------



                                      Accumulated                      Treasury Stock
                                        Deficit                      -------------------        Total
                                          During          Other       Number                Shareholders'
                                       Development    Comprehensive     of                     Equity
                                          Stage          Income       Shares     Amount       (Deficit)
                                      ------------    -------------  --------   --------    -------------
Issuance of common stock
  for cash on 1-7-03                            --              --         --        --           92,400
Issuance of common stock for
  patent pending acquisition on
  3/31/03                                       --              --         --        --          540,000
Cancellation of common stock
   on 3/31/03                                   --              --         --        --         (119,459)
Uncompensated contribution of
   services - 1st quarter                       --              --         --        --          100,000
Issuance of preferred
  stock for cash on 5/9/03                      --              --         --        --        2,773,328
Issuance of preferred stock
  for cash on 5/16/02                           --              --         --        --        1,145,750
Conversion of preferred stock
   into common stock- 2nd qtr                   --              --         --        --           40,701
Conversion of warrants
   into common stock- 2nd qtr                   --              --         --        --               --
Uncompensated contribution of
   services - 2nd quarter                       --              --         --        --          100,000
Issuance of preferred stock
  for dividends                           (411,189)             --         --        --         (411,189)
Deemed dividend associated
  with beneficial conversion of
  preferred stock                       (1,244,880)             --         --        --               --
Comprehensive income:
  Net loss                              (4,630,376)             --         --        --       (4,630,376)
Other comprehensive income, foreign
  currency translation adjustment               --         111,095         --        --          111,095
                                                                                            ------------
  Comprehensive loss                            --              --         --        --       (4,519,281)
                                      ------------    ------------   --------   -------     ------------
Balance, 6/30/03                      $(26,685,656)   $    124,970         --   $    --     $  4,949,180
                                      ------------    ------------   --------   -------     ------------


    The accompanying notes are an integral part of these statements.
                                                                               8

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows



                                                                                           Cumulative
                                                                                           Period from
                                                                                          December 28,
                                                               Six Months Ended           1995 (date of
                                                                   June 30,               inception) to
                                                         ----------------------------       June 30,
                                                             2003            2002             2003
                                                         ------------    ------------    --------------

Cash flows from operating activities
   Net loss                                              $ (4,630,376)   $ (2,027,461)   $  (14,347,982)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                            --          43,573         1,209,783
       Uncompensated contribution of services                 200,000         200,000           755,556
       Depreciation                                           357,077           8,918           524,606
       Loss on sale of property and equipment                      --              --             8,222
       Change in operating assets and liabilities:
         (Increase) in accounts receivable                    (18,973)        (32,392)          (59,177)
         (Increase) decrease in other receivables              54,572              --           (99,011)
         (Increase) in inventory                             (125,378)             --          (264,288)
         (Increase) decrease in prepaid expenses               27,655              --          (256,902)
         Increase (decrease) in other assets                   92,794         (18,443)          (22,713)
         Increase (decrease) in accounts payable             (343,232)         94,681         1,538,004
         Increase in accrued expenses                         220,519         134,880           332,743
         Increase (decrease) in deferred revenue              214,257         (40,000)          271,531
                                                         ------------    ------------    --------------
           Net cash used in operating activities           (3,951,085)     (1,636,244)      (10,409,628)
                                                         ------------    ------------    --------------

Cash flows from investing activities
   Purchase of property and equipment                      (1,045,170)        (86,327)       (3,381,834)
   Proceeds from the sale of property and equipment                --              --             1,000
                                                         ------------    ------------    --------------
           Net cash used in investing activities           (1,045,170)        (86,327)       (3,380,834)
                                                         ------------    ------------    --------------

Cash flows from financing activities
   Proceeds from the issuance of preferred stock            3,919,078       8,778,762        12,931,800
   Proceeds from convertible debt                                  --              --         1,450,000
   Proceeds from notes payable to shareholders                     --              --           135,667
   Proceeds from the issuance of common stock                  92,400              --         2,617,810
   Merger and acquisition expenses                                 --              --           (48,547)
   Repurchase of common stock                                      --              --           (50,280)
                                                         ------------    ------------    --------------
           Net cash provided by financing activities        4,011,478       8,778,762        17,036,450
                                                         ------------    ------------    --------------

Effect of exchange rate changes on cash balance                32,379             477            46,254
Net increase (decrease) in cash and cash equivalents         (952,398)      7,056,668         3,292,242
Cash and cash equivalents, beginning of period              4,244,640       1,380,824                --
                                                         ------------    ------------    --------------
Cash and cash equivalents, end of period                 $  3,292,242    $  8,437,492    $    3,292,242
                                                         ------------    ------------    --------------

Supplemental disclosures of cash flow information:
    Cash paid for interest                               $         --    $         --    $      150,283
                                                         ------------    ------------    --------------
    Deemed dividend associated with beneficial
       conversion of preferred stock                        1,244,880       9,594,052        11,423,824
                                                         ------------    ------------    --------------
    Preferred stock dividend                                  411,189          94,906           913,850
                                                         ------------    ------------    --------------
    Common stock issued for services                               --          43,573         1,209,783
                                                         ------------    ------------    --------------
    Uncompensated contribution of services                    200,000         200,000           755,556
                                                         ------------    ------------    --------------


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

         Together these restatements changed the net loss per share attributable to common shareholders from $0.29 to $0.41 for the six months ended June 30, 2003, from $0.12 to $0.77 for the six months ended June 30, 2002, from $0.15 to $0.25 for the three months ended June 30, 2003, from $0.08 to $0.72 for the three months ended June 30, 2002, and the cumulative from inception net loss per share has increased from $2.37 to $4.65.

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

                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------

Net loss - as reported                          $ (2,441,275)   $ (1,280,923)   $ (4,630,376)   $ (2,027,461)
Less: total stock-based employee compensation
  expense determined under fair value based
  method for all awards granted to employees,
  net of related tax effect                         (316,955)       (191,134)       (605,322)       (382,268)
                                                ------------    ------------    ------------    ------------
Net loss - pro forma                            $ (2,758,680)   $ (1,472,057)   $ (5,235,698)   $ (2,409,729)
                                                ------------    ------------    ------------    ------------

Net loss per share - as reported
  Basic and diluted                             $      (0.16)   $      (0.08)   $      (0.30)   $      (0.13)
Net loss per share - pro forma
  Basic and diluted                             $      (0.18)   $      (0.10)   $      (0.34)   $      (0.16)

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

          o the adoption of new, or changes in, accounting principles; and/or legal proceedings;

          o our ability to maintain compliance with the AMEX requirements for continued listing of our common stock;

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

Holders of 16,225,113 shares of voting stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

                                                                          FOR        AGAINST     ABSTAIN
                                                                          ---        -------     -------

1. To approve the adoption of the Isolagen, Inc. 2003 Stock Option     16,011,804    145,813      68,271
and Appreciation Rights Plan

2. To ratify the appointment of Pannell Kerr Forster of Texas, P.C.    16,219,128      1,157       5,603
as the Company's auditors for the year ending December 31, 2003

3. To amend the Company's Certificate of Incorporation to provide      16,173,054     35,219      17,611
for the classification of the Board of Directors into three classes of directors with staggered terms of office

                                                              FOR               WITHHELD
                                                              ---               --------

4.  To elect seven directors to hold office until his or
her successor is duly elected and qualified:
Class I Directors:
     William K. Boss, Jr.                                  16,225,113              775
     Steven Morrell                                        16,225,113              775
Class II Directors:
     Ashley Smith                                          16,225,113              775
     Ralph DeMartino                                       16,225,113              775
Class III Directors:
     Michael Macaluso                                      16,225,113              775
     Michael Avignon                                       16,225,113              775
     Frank DeLape                                          16,225,113              775

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