Form 10-Q
period 2003-09-30
ISOLAGEN INC
filed 2003-11-18
CIK 357097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 13, 2003, issuer had 26,672,192 shares of issued and outstanding common stock, par value $0.001.

TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
Part I. Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets
            September 30, 2003 (unaudited) and December 31, 2002.......................................1

        Consolidated Statements of Operations
            Nine months ended September 30, 2003 (unaudited)
            and September 30, 2002 (unaudited).........................................................2

            Three months ended September 30, 2003 (unaudited)
            and September 30, 2002 (unaudited).........................................................3

        Consolidated Statements of Shareholders' Equity
            From inception to September 30, 2003 (unaudited)...........................................4

        Consolidated Statements of Cash Flows
            Nine months ended September 30, 2003 (unaudited) and
            September 30, 2002 (unaudited).............................................................9

        Notes to Unaudited Consolidated Financial Statements..........................................10

Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.........................................................18

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................25

Item 4. Controls and Procedures.......................................................................25

Part II Other Information

Item 2. Changes in Securities and Use of Proceeds.....................................................26

Item 6. Exhibits and Reports..........................................................................26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 Isolagen, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                                      September 30,    December 31,
                                                                                                           2003           2002
                                                                                                      -------------    ------------
                                                                                                       (unaudited)
                                     ASSETS

Current assets
   Cash and cash equivalents                                                                           $ 18,546,927    $  4,244,640
   Accounts receivable, net of allowance for doubtful accounts                                               70,977          40,204
   Inventory                                                                                                413,222         138,910
   Other receivables                                                                                         98,583         153,583
   Prepaid expenses                                                                                         274,582         284,557
                                                                                                       ------------    ------------

            Total current assets                                                                         19,404,291       4,861,894
                                                                                                       ------------    ------------

Property and equipment, net                                                                               2,621,243       2,159,913

Intangible assets                                                                                           540,000            --

Other assets                                                                                                168,831         235,857
                                                                                                       ------------    ------------

Total assets                                                                                           $ 22,734,365    $  7,257,664
                                                                                                       ------------    ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                                    $  1,701,370    $  1,881,236
   Accrued expenses                                                                                         362,693         112,224
   Deferred revenue                                                                                         358,240          57,274
                                                                                                       ------------    ------------

            Total current liabilities                                                                     2,422,303       2,050,734

            Total liabilities                                                                             2,422,303       2,050,734
                                                                                                       ------------    ------------

Commitments and contingencies

Shareholders' equity (deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized:
      Preferred Stock - Series A $.001 par value; 3,500,000 shares
             authorized; no shares issued and outstanding                                                      --             3,039
      Preferred Stock - Series B $.001 par value; 200,000 shares
             authorized; no shares issued and outstanding                                                      --              --
   Common stock, $.001 par value; 50,000,000 shares
      authorized; 26,535,299 shares issued and outstanding                                                   26,535          15,228
   Additional paid-in capital                                                                            50,170,083      25,573,999
   Other comprehensive income                                                                               186,544          13,875
   Accumulated deficit during development stage                                                         (30,071,100)    (20,399,211)
                                                                                                       ------------    ------------

            Total shareholders' equity (deficit)                                                         20,312,062       5,206,930
                                                                                                       ------------    ------------

Total liabilities and shareholder's equity                                                             $ 22,734,365    $  7,257,664
                                                                                                       ------------    ------------



The accompanying notes are an integral part of these statements.             1

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                          Cumulative
                                                                                          Period from
                                                                                          December 28,
                                                              Nine Months Ended            1995 (date
                                                               September 30,            of inception) to
                                                     --------------------------------    September 30,
                                                          2003              2002              2003
                                                     --------------    --------------    --------------
                                                                       (as restated)
Revenues

Sales                                                $      158,371    $        2,518    $    1,599,476
License fees                                                     --            40,000           260,000
                                                     --------------    --------------    --------------

         Total revenues                                     158,371            42,518         1,859,476

Cost of sales                                                79,161                --           516,753
                                                     --------------    --------------    --------------

         Gross profit                                        79,210            42,518         1,342,723

Selling, general and administrative expenses              5,201,411         2,470,703        12,362,070
Research and development                                  2,292,675         1,149,009         6,062,795
                                                     --------------    --------------    --------------

         Operating loss                                  (7,414,876)       (3,577,194)      (17,082,142)

Other income (expense)
   Interest income                                           19,404            83,025           256,493
   Other income                                              55,663                --            88,084
   Loss on disposal of asset                                     --                --            (8,222)
   Interest expense                                              --                --          (311,628)
                                                     --------------    --------------    --------------

         Net loss                                    $   (7,339,809)   $   (3,494,169)   $  (17,057,415)
                                                     --------------    --------------    --------------

Deemed dividend associated with beneficial
   conversion of preferred stock                         (1,244,880)       (9,676,671)      (11,423,824)
Preferred stock dividends                                (1,087,200)         (297,958)       (1,589,861)
                                                     --------------    --------------    --------------
Net loss attributable to common stockholders         $   (9,671,889)   $  (13,468,798)   $  (30,071,100)
                                                     --------------    --------------    --------------

Per shares information
   Net loss - basic and diluted                      $        (0.44)   $        (0.23)   $        (2.75)
   Deemed dividend associated with beneficial
      conversion of preferred stock                           (0.07)            (0.64)            (1.84)
   Preferred stock dividends                                  (0.06)            (0.02)            (0.26)
                                                     --------------    --------------    --------------
Net loss common share - basic and diluted            $        (0.57)   $        (0.89)   $        (4.85)
                                                     --------------    --------------    --------------

Weighted average number of basic and diluted
   common shares outstanding                             16,824,001        15,189,563         6,206,166
                                                     --------------    --------------    --------------



The accompanying notes are an integral part of these statements.             2

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                                2003             2002
                                                           -------------    -------------
                                                                            (as restated)
Revenues
   Sales                                                   $      78,575    $          --
   License fees                                                       --               --
                                                           -------------    -------------

         Total revenues                                           78,575               --

Cost of sales                                                     30,300               --
                                                           -------------    -------------

         Gross profit                                             48,275               --

Selling, general and administrative expenses                   1,678,355          996,594
Research and development                                       1,088,137          501,655
                                                           -------------    -------------

         Operating loss                                       (2,718,217)      (1,498,249)

Other income (expense)
   Interest income                                                 8,784           31,541
   Other income                                                       --               --
   Interest expense                                                   --               --
                                                           -------------    -------------

         Net loss                                          $  (2,709,433)   $  (1,466,708)
                                                           -------------    -------------

Deemed dividend associated with beneficial
   conversion of preferred stock                                      --          (82,619)
Preferred stock dividends                                       (676,011)        (203,452)
                                                           -------------    -------------
Net loss attributable to common stockholders               $  (3,385,444)   $  (1,752,779)
                                                           -------------    -------------

Per shares information
   Net loss - basic and diluted                            $       (0.14)   $       (0.10)
   Deemed dividend associated with beneficial
      conversion of preferred stock                                   --            (0.01)
   Preferred stock dividends                                       (0.03)           (0.01)
                                                           -------------    -------------
Net loss common share - basic and diluted                  $       (0.17)   $       (0.12)
                                                           -------------    -------------

Weighted average number of basic and diluted
   common shares outstanding                                  19,726,478       15,189,563
                                                           -------------    -------------



The accompanying notes are an integral part of these statements.             3

                                 Isolagen, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Shareholders' Equity


                           Series A Preferred Stock      Series B Preferred Stock            Common Stock
                          ---------------------------   ---------------------------   ---------------------------

                             Number                        Number                        Number                      Additional
                               of                            of                            of                         Paid-In
                             Shares         Amount         Shares         Amount         Shares         Amount        Capital
                          ------------   ------------   ------------   ------------   ------------   ------------   ------------
Issuance of common
  stock for cash on                 --   $         --             --   $         --      2,285,291   $      2,285   $     (1,465)
  12/28/95
Issuance of common
  stock for cash on
  11/7/96                           --             --             --             --         11,149             11         49,989
Issuance of common
  stock for cash on                 --             --             --             --          2,230              2          9,998
  11/29/96
Issuance of common
  stock for cash on                 --             --             --             --          6,690              7         29,993
  12/19/96
Issuance of common
  stock for cash on                 --             --             --             --         11,148             11         49,989
  12/26/96
Net loss                            --             --             --             --             --             --             --
                          ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, 12/31/96                   --   $         --             --   $         --      2,316,508   $      2,316   $    138,504
Issuance of common
  stock for cash on                 --             --             --             --         21,182             21         94,979
  12/27/97
Issuance of common
  stock for Services on             --             --             --             --         11,148             11         36,249
  9/1/97
Issuance of common
  stock for Services on             --             --             --             --        287,193            287          9,968
  12/28/97
Net loss                            --             --             --             --             --             --             --
                          ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, 12/31/97                   --   $         --             --   $         --      2,636,031   $      2,635   $    279,700


                                                                 Treasury Stock
                           Accumulated                    ---------------------------
                             Deficit                                                       Total
                             During            Other        Number                     Shareholders'
                           Development     Comprehensive      of                           Equity
                               Stage          Income         Shares         Amount        (Deficit)
                           ------------    -------------  ------------   ------------  -------------
Issuance of common
  stock for cash on        $         --    $         --             --   $         --   $        820
  12/28/95
Issuance of common
  stock for cash on
  11/7/96                            --              --             --             --         50,000
Issuance of common
  stock for cash on                  --              --             --             --         10,000
  11/29/96
Issuance of common
  stock for cash on                  --              --             --             --         30,000
  12/19/96
Issuance of common
  stock for cash on                  --              --             --             --         50,000
  12/26/96
Net loss                       (270,468)             --             --             --       (270,468)
                           ------------    ------------   ------------   ------------   ------------
Balance, 12/31/96          $   (270,468)   $         --             --   $         --   $   (129,648)
Issuance of common
  stock for cash on                  --              --             --             --         95,000
  12/27/97
Issuance of common
  stock for Services on              --              --             --             --         36,260
  9/1/97
Issuance of common
  stock for Services on              --              --             --             --         10,255
  12/28/97
Net loss                        (52,550)             --             --             --        (52,550)
                           ------------    ------------   ------------   ------------   ------------
Balance, 12/31/97          $   (323,018)   $         --             --   $         --   $    (40,683)


        The accompanying notes are an integral part of these statements.


The accompanying notes are an integral part of these statements.             4

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                               Series A Preferred Stock      Series B Preferred Stock             Common Stock
                              ---------------------------   ---------------------------   ---------------------------

                                Number                         Number                        Number                     Additional
                                 of                              of                            of                        Paid-In
                                Shares          Amount         Shares         Amount         Shares         Amount        Capital
                              ------------   ------------   ------------   ------------   ------------   ------------   -----------
Issuance of common
  stock for cash on 8/23/98             --   $         --             --   $         --          4,459   $          4   $    20,063
Repurchase of common
  stock on 9/29/98                      --             --             --             --             --             --            --
 Net loss                               --             --             --             --             --             --            --
                              ------------   ------------   ------------   ------------   ------------   ------------   -----------
Balance, 12/31/98                       --   $         --             --   $         --      2,640,490   $      2,639   $   299,763
 Issuance of common
  stock for cash on 9/10/99             --             --             --             --         52,506             53       149,947
  Net loss                              --             --             --             --             --             --            --
                              ------------   ------------   ------------   ------------   ------------   ------------   -----------
  Balance, 12/31/99                     --   $         --             --   $         --      2,692,996   $      2,692   $    449,71
    Issuance of common
      stock for cash
      on 1/18/00                        --             --             --             --         53,583             54         1,869
    Issuance of common
      stock for Services
      on 3/1/00                         --             --             --             --         68,698             69           (44)
    Issuance of common
      stock for Services
      on 4/4/00                         --             --             --             --         27,758             28           (18)
    Net loss                            --             --             --             --             --             --            --
                              ------------   ------------   ------------   ------------   ------------   ------------   -----------
  Balance, 12/31/00                     --   $         --             --   $         --      2,843,045   $      2,843   $   451,517

                                                                   Treasury Stock
                               Accumulated                     -------------------------
                                 Deficit                                                      Total
                                 During            Other        Number                     Shareholders'
                               Development     Comprehensive      of                          Equity
                                  Stage            Income       Shares         Amount       (Deficit)
                               ------------    -------------  -----------   -----------    ------------
Issuance of common
 stock for cash on 8/23/98     $         --    $         --            --   $        --    $    20,067
Repurchase of common
  stock on 9/29/98                       --              --         2,400       (50,280)       (50,280)
 Net loss                          (195,675)             --            --            --       (195,675)
                               ------------    ------------   -----------   -----------    -----------
Balance, 12/31/98              $   (518,693)   $         --         2,400   $   (50,280)   $  (266,571)
 Issuance of common
  stock for cash on 9/10/99              --              --            --            --        150,000
  Net loss                       (1,306,778)             --            --            --     (1,306,778)
                               ------------    ------------   -----------   -----------    -----------
  Balance, 12/31/99            $ (1,825,471)   $         --         2,400   $   (50,280)   $(1,423,349)
    Issuance of common
      stock for cash
      on 1/18/00                         --              --            --            --          1,923
    Issuance of common
      stock for Services
      on 3/1/00                          --              --            --            --             25
    Issuance of common
      stock for Services
      on 4/4/00                          --              --            --            --             10
    Net loss                       (807,076)             --            --            --       (807,076)
                               ------------    ------------   -----------   -----------    -----------
  Balance, 12/31/00            $ (2,632,547)   $         --         2,400   $   (50,280)   $(2,228,467)

        The accompanying notes are an integral part of these statements.




The accompanying notes are an integral part of these statements.              5

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                              Series A Preferred Stock       Series B Preferred Stock            Common Stock
                             ---------------------------   ---------------------------   ---------------------------

                               Number                         Number                        Number                     Additional
                                 of                            of                             of                         Paid-In
                               Shares          Amount        Shares          Amount         Shares        Amount         Capital
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Issuance of common stock
  for services on 7/1/01               --   $         --             --   $         --        156,960   $        157   $       (101)
Issuance of common stock
  for services on 7/1/01               --             --             --             --        125,000            125            (80)
Issuance of common stock
  for capitalization of
  accrued salaries
  on 8/10/01                           --             --             --             --         70,000             70        328,055
Issuance of common stock
  for conversion of
  convertible debt
  on 8/10/01                           --             --             --             --      1,750,000          1,750      1,609,596
Issuance of common stock
  for conversion of
  convertible shareholder
  notes payable on 8/10/01             --             --             --             --        208,972            209        135,458
Issuance of common stock
  for bridge financing
  on 8/10/01                           --             --             --             --        300,000            300           (192)
Retirement of treasury
  stock on 8/10/01                     --             --             --             --             --             --        (50,280)
Issuance of common stock
   for net assets of
   Gemini on 8/10/01                   --             --             --             --      3,942,400          3,942         (3,942)
Issuance of common stock
   for net assets of AFH
   on 8/10/01                          --             --             --             --      3,899,547          3,900         (3,900)
Issuance of common stock
  for cash on 8/10/01                  --             --             --             --      1,346,669          1,347      2,018,653
Transaction and fund
   raising expenses
   on 8/10/01                          --             --             --             --             --             --        (48,547)
Issuance  of  common stock
  for services on 8/10/01              --             --             --             --         60,000             60             --
Issuance of common stock
  for cash on 8/28/01                  --             --             --             --         26,667             27         39,973
Issuance of common stock
  for services on 9/30/01              --             --             --             --        314,370            314        471,241

                                                                Treasury Stock
                            Accumulated                   --------------------------
                              Deficit                                                    Total
                              During          Other         Number                    Shareholders'
                            Development   Comprehensive      of                         Equity
                               Stage          Income        Shares         Amount      (Deficit)
                            ------------   ------------   -----------    -----------   -----------
Issuance of common stock
  for services on 7/1/01    $         --   $         --            --    $        --   $        56
Issuance of common stock
  for services on 7/1/01              --             --            --             --            45
Issuance of common stock
  for capitalization of
  accrued salaries
  on 8/10/01                          --             --            --             --       328,125
Issuance of common stock
  for conversion of
  convertible debt
  on 8/10/01                          --             --            --             --     1,611,346
Issuance of common stock
  for conversion of
  convertible shareholder
  notes payable on 8/10/01            --             --            --             --       135,667
Issuance of common stock
  for bridge financing
  on 8/10/01                          --             --            --             --           108
Retirement of treasury
  stock on 8/10/01                    --             --        (2,400)        50,280            --
Issuance of common stock
   for net assets of
   Gemini on 8/10/01                  --             --            --             --            --
Issuance of common stock
   for net assets of AFH
   on 8/10/01                         --             --            --             --            --
Issuance of common stock
  for cash on 8/10/01                 --             --            --             --     2,020,000
Transaction and fund
   raising expenses
   on 8/10/01                         --             --            --             --       (48,547)
Issuance  of  common stock
  for services on 8/10/01             --             --            --             --            60
Issuance of common stock
  for cash on 8/28/01                 --             --            --             --        40,000
Issuance of common stock
  for services on 9/30/01             --             --            --             --       471,555


        The accompanying notes are an integral part of these statements.


The accompanying notes are an integral part of these statements.              6

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                    Series A Preferred Stock     Series B Preferred Stock             Common Stock
                                  ---------------------------   ---------------------------    ----------------------------

                                     Number                       Number                         Number
                                       of                           of                             of
                                     Shares         Amount        Shares          Amount         Shares          Amount
                                  ------------   ------------   ------------   ------------    ------------    ------------
Uncompensated contribution of
   services - 3rd quarter                   --   $         --             --   $         --    $         --    $         --
Issuance of common stock
  for services on 11/1/01                   --             --             --             --         145,933             146
Uncompensated contribution of
   services - 4th quarter                   --             --             --             --              --              --
        Net loss                            --             --             --             --              --              --
                                  ------------   ------------   ------------   ------------    ------------    ------------
Balance, 12/31/01                           --   $         --             --   $         --      15,189,563    $     15,190
Uncompensated contribution of
   services - 1st quarter                   --             --             --             --              --              --
Issuance of preferred stock
  for cash on 4/26/02                  905,000            905             --             --              --              --
Issuance of preferred stock
  for cash on 5/16/02                  890,250            890             --             --              --              --
Issuance of preferred stock
  for cash on 5/31/02                  795,000            795             --             --              --              --
Issuance of preferred stock
  for cash on 6/28/02                  229,642            230             --             --              --              --
Uncompensated contribution of
   services - 2nd  quarter                  --             --             --             --              --              --
Issuance of preferred stock
  for cash on 7/15/02                   75,108             75             --             --              --              --
Issuance of common stock
  for cash on 8/1/02                        --             --             --             --          38,400              38
Issuance of warrants
  for services on 9/06/02                   --             --             --             --              --              --
Uncompensated contribution of
   services - 3rd quarter                   --             --             --             --              --              --
Uncompensated contribution of
   services - 4th quarter                   --             --             --             --              --              --
Issuance of preferred stock
  for dividends                        143,507            144             --             --              --              --
Deemed dividend associated
  with beneficial conversion of
  preferred stock                           --             --             --             --              --              --
Comprehensive income:
  Net loss                                  --             --             --             --              --              --
Other comprehensive income,
  foreign currency
  translation adjustment                    --             --             --             --              --              --

  Comprehensive loss                        --             --             --             --              --              --
                                  ------------   ------------   ------------   ------------    ------------    ------------
Balance, 12/31/02                    3,038,507   $      3,039             --   $         --      15,227,963    $     15,228

                                                                                      Treasury Stock
                                                Accumulated                    ----------------------------
                                                  Deficit                                                        Total
                                 Additional       During           Other         Number                       Shareholders'
                                   Paid-In      Development    Comprehensive       of                            Equity
                                   Capital         Stage           Income        Shares           Amount        (Deficit)
                                 ------------   ------------    ------------   ------------    ------------   ------------
Uncompensated contribution of
   services - 3rd quarter        $     55,556   $         --    $         --             --    $         --   $     55,556
Issuance of common stock
  for services on 11/1/01             218,754             --              --             --              --        218,900
Uncompensated contribution of
   services - 4th quarter             100,000             --              --             --              --        100,000
        Net loss                           --     (1,652,004)             --             --              --     (1,652,004)
                                 ------------   ------------    ------------   ------------    ------------   ------------
Balance, 12/31/01                $  5,321,761     (4,284,551)   $         --             --    $         --   $  1,052,400
Uncompensated contribution of
   services - 1st quarter             100,000             --              --             --              --        100,000
Issuance of preferred stock
  for cash on 4/26/02               2,817,331             --              --             --              --      2,818,236
Issuance of preferred stock
  for cash on 5/16/02               2,772,239             --              --             --              --      2,773,129
Issuance of preferred stock
  for cash on 5/31/02               2,473,380             --              --             --              --      2,474,175
Issuance of preferred stock
  for cash on 6/28/02                 712,991             --              --             --              --        713,221
Uncompensated contribution of
   services - 2nd  quarter            100,000             --              --             --              --        100,000
Issuance of preferred stock
  for cash on 7/15/02                 233,886             --              --             --              --        233,961
Issuance of common stock
  for cash on 8/1/02                   57,562             --              --             --              --         57,600
Issuance of warrants
  for services on 9/06/02             103,388             --              --             --              --        103,388
Uncompensated contribution of
   services - 3rd quarter             100,000             --              --             --              --        100,000
Uncompensated contribution of
   services - 4th quarter             100,000             --              --             --              --        100,000
Issuance of preferred stock
  for dividends                       502,517       (502,661)             --             --              --             --
Deemed dividend associated
  with beneficial conversion of
  preferred stock                  10,178,944    (10,178,944)             --             --              --             --
Comprehensive income:
  Net loss                                 --     (5,433,055)             --             --              --     (5,433,055)
Other comprehensive income,
  foreign currency
  translation adjustment                   --             --          13,875             --              --         13,875
                                                                                                              ------------
  Comprehensive loss                       --             --              --             --              --     (5,419,180)
                                 ------------   ------------    ------------   ------------    ------------   ------------
Balance, 12/31/02                $ 25,573,999   $(20,399,211)   $     13,875             --    $         --   $  5,206,930

        The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.              7

                                 Isolagen, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)

                                    Series A Preferred Stock        Series B Preferred Stock              Common Stock
                                  ----------------------------    ----------------------------    ----------------------------

                                    Number                           Number                         Number
                                      of                              of                              of
                                    Shares           Amount          Shares          Amount         Shares          Amount
                                  ------------    ------------    ------------    ------------    ------------    ------------
Issuance of common stock
  for cash on 1-7-03                        --              --              --              --          61,600              62
Issuance of common stock for
  patent pending acquisition on
  3/31/03                                   --              --              --              --         100,000             100
Cancellation of common stock
   on 3/31/03                               --              --              --              --         (79,382)            (79)
Uncompensated contribution of
   services - 1st quarter                   --              --              --              --              --              --
Issuance of preferred
  stock for cash on 5/9/03                  --              --         110,250             110              --              --
Issuance of preferred stock
  for cash on 5/16/02                       --              --          45,500              46              --              --
Conversion of preferred stock
   into common stock- 2nd qtr          (70,954)            (72)             --              --         147,062             147
Conversion of warrants
   into common stock- 2nd qtr               --              --              --              --         114,598             114
Uncompensated contribution of
   services - 2nd quarter                   --              --              --              --              --              --
Issuance of preferred stock
  for dividends                             --              --              --              --              --              --
Deemed dividend associated
  with beneficial conversion of
  preferred stock                           --              --              --              --              --              --
Issuance of common stock for
   cash - 3rd qtr                           --              --              --              --         202,500             202
Issuance of common stock for
   cash on 8-27-03                          --              --              --              --       3,359,331           3,359
Conversion of preferred stock
   Into common stock - 3rd qtr      (2,967,553)         (2,967)       (155,750)           (156)      7,188,793           7,189
Conversion of warrants into
   Common stock - 3rd qtr                   --              --              --              --         212,834             213
Comprehensive income:
  Net loss                                  --              --              --              --              --              --
Other comprehensive income,
  foreign currency translation              --              --              --              --              --              --
  adjustment
  Comprehensive loss                        --              --              --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------    ------------
Balance, 9/30/03                            --    $         --              --    $         --    $ 26,535,299    $     26,535
                                  ------------    ------------    ------------    ------------    ------------    ------------

                                                                                       Treasury Stock
                                                  Accumulated                    ---------------------------
                                                   Deficit                                                        Total
                                  Additional        During          Other          Number                      Shareholders'
                                    Paid-In       Development    Comprehensive      of                           Equity
                                    Capital          Stage          Income         Shares          Amount       (Deficit)
                                  ------------    ------------    ------------   ------------   ------------   ------------
Issuance of common stock
  for cash on 1-7-03                    92,338              --              --             --             --         92,400
Issuance of common stock for
  patent pending acquisition on
  3/31/03                              539,900              --              --             --             --        540,000
Cancellation of common stock
   on 3/31/03                         (119,380)             --              --             --             --       (119,459)
Uncompensated contribution of
   services - 1st quarter              100,000              --              --             --             --        100,000
Issuance of preferred
  stock for cash on 5/9/03           2,773,218              --              --             --             --      2,773,328
Issuance of preferred stock
  for cash on 5/16/02                1,145,704              --              --             --             --      1,145,750
Conversion of preferred stock
   into common stock- 2nd qtr           40,626              --              --             --             --         40,701
Conversion of warrants
   into common stock- 2nd qtr             (114)             --              --             --             --             --
Uncompensated contribution of
   services - 2nd quarter              100,000              --              --             --             --        100,000
Issuance of preferred stock
  for dividends                             --      (1,087,200)             --             --             --     (1,087,200)
Deemed dividend associated
  with beneficial conversion of
  preferred stock                    1,244,880      (1,244,880)             --             --             --             --
Issuance of common stock for
   cash - 3rd qtr                      309,798              --              --             --             --        310,000
Issuance of common stock for
   cash on 8-27-03                  18,452,202              --              --             --             --     18,455,561
Conversion of preferred stock
   Into common stock - 3rd qtr         (82,875)             --              --             --             --        (78,809)
Conversion of warrants into
   Common stock - 3rd qtr                 (213)             --              --             --             --             --
Comprehensive income:
  Net loss                                  --      (7,339,809)             --             --             --     (7,339,809)
Other comprehensive income,
  foreign currency translation              --              --         172,669             --             --        172,669
  adjustment
  Comprehensive loss                        --              --              --             --             --     (7,167,140)
                                  ------------    ------------    ------------   ------------   ------------   ------------
Balance, 9/30/03                  $50,170,083     $(30,071,100)   $    186,544             --   $         --   $ 20,312,062
                                  ------------    ------------    ------------   ------------   ------------   ------------

        The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.              8

                                 Isolagen, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                            Cumulative
                                                                                                           Period from
                                                                                                           December 28,
                                                                               Nine Months Ended          1995 (date of
                                                                                 September 30,            inception) to
                                                                      --------------------------------     September 30,
                                                                           2003              2002              2003
                                                                      --------------    --------------    --------------
                                                                                         (as restated)
Cash flows from operating activities
   Net loss                                                           $   (7,339,809)   $   (3,494,169)   $  (17,057,415)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Common stock issued for services                                         --            54,316         1,209,783
         Uncompensated contribution of services                              200,000           300,000           755,556
         Depreciation                                                        631,015            22,403           798,544
         Loss on sale of property and equipment                               39,488                --            47,710
         Change in operating assets and liabilities:
            (Increase) in accounts receivable                                (30,773)          (91,296)          (70,977)
            (Increase) decrease in other receivables                          55,000                --           (98,583)
            (Increase) in inventory                                         (274,312)          (69,154)         (413,222)
            (Increase) decrease in prepaid expenses                            9,975                --          (274,582)
            Increase (decrease) in other assets                               67,026           (20,215)          (48,481)
            Increase (decrease) in accounts payable                         (179,866)        1,273,826         1,701,370
            Increase in accrued expenses                                     250,469            23,807           362,693
            Increase (decrease) in deferred revenue                          300,966          (268,289)          358,240
                                                                      --------------    --------------    --------------
               Net cash used in operating activities                      (6,270,821)       (2,268,771)      (12,729,364)
                                                                      --------------    --------------    --------------

Cash flows from investing activities
   Purchase of property and equipment                                     (1,143,548)         (784,522)       (3,480,212)
   Proceeds from the sale of property and equipment                           33,300                --            34,300
                                                                      --------------    --------------    --------------
               Net cash used in investing activities                      (1,110,248)         (784,522)       (3,445,912)
                                                                      --------------    --------------    --------------

Cash flows from financing activities
   Proceeds from the issuance of preferred stock                           3,919,078         9,012,723        12,931,800
   Proceeds from convertible debt                                                 --                --         1,450,000
   Proceeds from notes payable to shareholders                                    --                --           135,667
   Proceeds from the issuance of common stock                             18,857,961                --        21,383,371
   Cash dividends paid on preferred stock                                 (1,087,200)                         (1,087,200)
   Merger and acquisition expenses                                                --                --           (48,547)
   Repurchase of common stock                                                     --                --           (50,280)
                                                                      --------------    --------------    --------------
               Net cash provided by financing activities                  21,689,839         9,012,723        34,714,811
                                                                      --------------    --------------    --------------

Effect of exchange rate changes on cash balance                               (6,483)          (39,651)            7,392
Net increase (decrease) in cash and cash equivalents                      14,302,287         5,919,779        18,546,927
Cash and cash equivalents, beginning of period                             4,244,640         1,380,824                --
                                                                      --------------    --------------    --------------
Cash and cash equivalents, end of period                              $   18,546,927    $    7,300,603    $   18,546,927
                                                                      --------------    --------------    --------------

Supplemental disclosures of cash flow information:
   Cash paid for interest                                             $           --    $           --    $      150,283
                                                                      --------------    --------------    --------------
   Deemed dividend associated with beneficial
       conversion of preferred stock                                       1,244,880         9,676,271        11,423,824
                                                                      --------------    --------------    --------------
   Preferred stock dividend                                                1,087,200           297,958         1,589,861
                                                                      --------------    --------------    --------------
   Common stock issued for services                                               --            54,316         1,209,783
                                                                      --------------    --------------    --------------
   Uncompensated contribution of services                                    200,000           300,000           755,556
                                                                      --------------    --------------    --------------


The accompanying notes are an integral part of these statements.             9

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

         The Company received a letter from the FDA dated October 28, 2003, from the Office of Cellular, Tissue, and Gene Therapies. The letter is in response to the Company's request for clarification of study design comments that the FDA alluded to previously. The Company believes that they will be able to respond to all comments in the letter and will be doing so in a face to face meeting with the FDA at the end of 2003. The majority of issues relate to issues that we have already addressed and are the subject of submissions which we made in preparation for our upcoming meeting with the FDA. At that time, the Company will attempt to resolve any remaining study design issues. Successful resolution of these issues with the FDA may permit the Company to use the study data from the Phase III/Exploratory study for license application or to supplement this data with well controlled additional studies. However, there can be no assurance that the Company will be able to satisfy the study design issues presented by the FDA.

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

         Through September 30, 2003, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its United Kingdom operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through 2004. The Company will finance its operations primarily through its existing cash, future financing and revenues.

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

         As of September 30, 2003, the Company had a cash balance of $18.5 million. As of November 10, 2003, the Company had a cash balance of approximately $17.7 million. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information

            The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's current report on Form 10-KSB/A filed with the Securities and Exchange Commission on November 18, 2003.

Restatement of financial statements

            Subsequent to the issuance of the Company's financial statements as of June 30, 2003 and for the six month and three month periods ended June 30, 2003 and 2002, the Company identified several errors that were required to be corrected in the previously reported financial statements. Accordingly, on October 24, 2003 the Company restated its financial statements for fiscal 2002, fiscal 2001 and for each of the quarterly periods ended June 30, 2003 and March 31, 2003. The amounts referenced below as of and for the nine month period ended September 30, 2003 include the affects of the restatements as per the previously amended Forms 10-Q/A for June and March 2003. The amounts referenced below as of and for the nine month and three month periods ended September 30, 2002 have been revised to reflect the balances and amounts on a restated basis. The principal reasons and effects of the adjustments are summarized below:

            Beneficial Conversion Feature: During 2003 and 2002, the Company completed private placements of Series A and Series B Convertible Preferred Stock. Imbedded within the instruments was a beneficial conversion feature that was not recorded. Accordingly, the Company revised its financial statements as of September 30, 2003 and for the nine month and three month periods ended September 30, 2003 and 2002 to record deemed dividends to the holders of the preferred stock totaling $1,244,880 and $9,676,671 for the nine month periods ended September 30, 2003 and 2002, respectively, and $0 and $82,619 for the three month periods ended September 30, 2003 and 2002, respectively. The Company's financial statements reflect an increase in the retained deficit and a corresponding increase in paid-in capital for this amount. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series A Preferred Stock and the Series B Preferred Stock limited to the value of the proceeds received. Also, the Company has included preferred dividends accrued for the nine months ended September 30, 2003 and 2002 of $1,087,200 and $297,958, respectively, and for the three months ended September 30, 2003 and 2002 of $676,011 and $203,452, respectively, in the computation of net loss attributable to common shareholders. (see Note 4)

            Contributed Services: During 2002 and 2001, certain officers and directors of the Company were not compensated for a portion of their services provided to Company. The financial statements are to reflect the total cost of conducting its business which includes the value of contributed services. Accordingly, the Company has recorded contribution services from officers totaling $200,000 for the nine month period ended September 30, 2003 and $300,000 for the nine month period ended September 30, 2002 and $0 for the three month period ended September 30, 2003 and $100,000 for the three month period ended September 30, 2002. We estimated the value of the contributed services based upon our estimate of their fair market value. This contribution of services was recorded as an increase in compensation expense and an increase in additional paid in capital. (see Note 4)

            Weighted Average Shares Utilized in the Calculation Percentage Loss Per Share: As described in Note 1, the Merger was accounted for as a recapitalization of Isolagen Technologies and the issuance of shares of common stock for the net assets of AFH and Gemini. The number of weighted average shares outstanding computed for the purposed of computing basic and diluted loss per share were revised to correctly reflect this accounting treatment.

            Together these restatements changed the net loss per share attributable to common shareholders from $0.21 to $0.89 for the nine months ended September 30, 2002 and from $0.09 to $0.12 for the three months ended September 30, 2002.

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

NOTE 4 - EQUITY

            From the date of the Merger through June 30, 2003, the Company has not paid compensation to certain officers and directors. Accordingly, the Company has capitalized the estimated fair value of these services. The uncompensated contributed services totaled $200,000 for the nine month ended September 30, 2003 and $300,000 for the nine months ended September 30, 2002. We estimated the value of the contributed services based upon our estimate of their fair market value. This contribution of services was recorded as an increase to compensation expense and increase in additional paid in capital.

            During the nine months ended September 30, 2003, the Company issued 264,100 shares of common stock for cash totaling $402,400 in connection with the exercise of stock options and issued 327,432 shares of common stock in exchange for cashless exercise of warrants.

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

            In April 2003, the Company issued 150,000 warrants to purchase its common stock with an exercise price of $3.50 per share in conjunction with a distribution agreement. The warrants vest over a three year period, subject to certain acceleration clauses. The Company recognized consulting expenses totaling $36,809 during the three months ended September 30, 2002 based on the fair value of the warrants granted on the grant date.

            In May 2003, the Company issued 150,000 options to purchase its common stock with an exercise price of $3.50 per share under the 2001 Stock Option Plan ("2001 Stock Option Plan"). The options vest over a three year period from the date of grant. The Company recognized compensation expense totaling $13,125 during the three months ended September 30, 2003 based on the options intrinsic value on the grant date.

            In August 2003, the Company sold in a private offering 3,359,331 shares of Common Stock, par value $0.001 per share, at an offering price of $6 per share. After deducting the costs and expenses associated with the sale, the Company received cash totaling $18,455,561.

            In September 2003, the Company issued 600,000 options to purchase its common stock with an exercise price of $9.81 per share under the 2003 Stock Option Plan. The options vest ratably over a 18 month period from 18 months from the date of grant. Had compensation costs for all options issued under the Stock Option Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                       September 30,
                                                       -----------------------------       -----------------------------
                                                           2003              2002              2003              2002
                                                       -----------       -----------       -----------       -----------
   Net loss - as reported                              $(2,709,433)      $(1,466,708)      $(7,339,809)      $(3,494,169)
   Less: total stock-based employee compensation
      expense determined under fair value based
      method for all awards granted to employees,
      net of related tax effect                           (580,581)         (191,134)       (1,527,702)         (573,402)
                                                       -----------       -----------       -----------       -----------
   Net loss - pro forma                                $(3,290,014)      $(1,657,842)      $(8,867,511)      $(4,067,571)
                                                       -----------       -----------       -----------       -----------

   Net loss per share - as reported
      Basic and diluted                                $     (0.14)      $     (0.10)      $     (0.44)      $     (0.23)
   Net loss per share - pro forma
      Basic and diluted                                $     (0.17)      $     (0.11)      $     (0.53)      $     (0.27)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            On October 24, 2003, Isolagen announced that it would restate its financial statements for fiscal 2002, fiscal 2001 and for each of the quarterly periods ended June 30, 2003 and March 31, 2003. The principal reasons and effects of the adjustments are summarized in Item 1. Financial Statements, Note 2, "Restatement of financial statements."

            Throughout the following analysis, all referenced amounts reflect the balances and amounts on a restated basis.

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

            As of September 30, 2003, the Company had a cash balance of $18.5 million. As of November 17, 2003, the Company had a cash balance of approximately $17.6 million. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2003 and 2002

            REVENUES. Revenues increased $115,853, to $158,371 for the nine months ended September 30, 2003 compared to $42,518 for the nine months ended September 30, 2002. The increase in revenues is primarily attributable to the commencement of operations in the United Kingdom. Included in the nine months ended September 30, 2002 was $40,000 in license fees recognized which did not recur in the nine months ended September 30, 2003.

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

            In addition, those revenues which the Company did recognize during the first nine months of 2003 from its United Kingdom operations were in part reduced by promotional incentives provided by the Company to doctors utilizing the Isolagen Process. The Company expects to continue providing such promotional incentives to doctor's during the introduction phase of the Isolagen Process in the United Kingdom.

            COST OF SALES. Costs of sales increased to $79,161 for the nine months ended September 30, 2003 compared to $0 for the nine months ended September 30, 2002. The increase in cost of sales is primarily related to the commencement of operations in the United Kingdom.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 111%, or $2,730,708, to $5,201,411 for the nine months ended September 30, 2003 compared to $2,470,703 for the nine months ended September 30, 2002. The major components of the approximately $2.7 million increase in selling, general and administrative expense are as follows: a) consulting expense increased by approximately $0.2 million to $0.9 million for the nine months ended September 30, 2003 compared to $0.7 million for the nine months ended September 30, 2002; b) salaries increased by approximately $0.3 million to $0.8 million for the nine months ended September 30, 2003 compared to $0.5 million for the nine months ended September 30, 2002 (these amounts include an imputed expense of $200,000 in the nine months ended September 30, 2003 and an imputed expense of $300,000 in the nine months ended September 30, 2002 relating to the fair market value of services provided by certain officers for which they will not be compensated); c) travel expense increased by approximately $0.3 million to $0.6 million for the nine months ended September 30, 2003 compared to $0.3 million for the nine months ended September 30, 2002;
d) legal expense increased by approximately $0.1 million to $0.3 million for the nine months ended September 30, 2003 compared to $0.2 million for the nine months ended September 30, 2002; e) promotional expense increased by approximately $0.3 million to $0.4 million for the nine months ended September 30, 2003 compared to $0.1 million for the nine months ended September 30, 2002; and f) depreciation and amortization increased by approximately $0.7 million to $0.7 million for the nine months ended September 30, 2003 compared to $0.0 million for the nine months ended September 30, 2002. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries expense due to an increase in the number of employees; b) increased travel expenses related to our expansion into the United Kingdom and Australia;
c) higher legal fees related to patent and business development issues; d) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom; and e) depreciation and amortization of assets placed into service during 2003 with the commencement of operations in the United Kingdom and the completion of the U.S laboratory.

            RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1.1 million during the nine months ended September 30, 2003 to $2.3 million as compared to $1.2 million for the same period of 2002. Research and development costs are composed primarily of costs related to the Company's efforts to gain FDA approval for the Isolagen Process in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The total cost of research and development as of September 30, 2003 is $6.1 million. As of September 30, 2003, we believe at a minimum it will cost $2 million to complete this project. That estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. The Company has other research projects currently underway, including those related to repairing damaged nerves and therapies to regrow hair and to heal burned skin. However, research and development costs related to these projects were not material during the 2003 or 2002 periods. The major components of the approximately $1.1 million increase in research and development expense are as follows: a) salaries increased by approximately $0.7 million to $1.3 million for the nine months ended September 30, 2003 compared to $0.6 million for the nine months ended

September 30, 2002; and b) laboratory expense increased by approximately $0.3 million to $0.5 million for the nine months ended September 30, 2003 compared to $0.2 million for the nine months ended September 30, 2002.

            INTEREST INCOME. Interest income decreased 77%, or $63,621, to $19,404 for the nine months ended September 30, 2003 compared to $83,025 for the nine months ended September 30, 2002. The decrease in interest income resulted from, among other things, a decrease in the amount of cash on hand by the Company, and a decrease in interest rates paid on the Company's deposits.

            OTHER INCOME. Other income of $55,663 for the nine months ended September 30, 2003 represents gains realized on the sale of certain interest bearing securities denominated in Australian dollars and British pounds held to mitigate a portion of the foreign currency exposure related to the Company's international activity. As of September 30, 2003, the Company holds no such securities.

            NET LOSS. Net loss for the nine months ended September 30, 2003 was $7,339,809, as compared to a net loss of $3,494,169 for the nine months ended September 30, 2002. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, and promotional expenses. Net loss attributable to common stockholders for the nine months ended September 30, 2003 was $9,671,889, as compared to a net loss of $13,468,798 for the nine months ended September 30, 2002. These amounts include $1.2 million and $9.7 million of deemed dividend associated with beneficial conversion of preferred stock for the nine months ended September 30, 2003 and September 30, 2002, respectively. These amounts include $1.1 million and $0.3 million of preferred stock dividends for the nine months ended September 30, 2003 and September 30, 2002, respectively.

Comparison of the three months ending September 30, 2003 and 2002

            REVENUES. Revenues increased $78,575, to $78,575 for the three months ended September 30, 2003 compared to $0 for the three months ended September 30, 2002. The increase in revenues is primarily attributable to the commencement of operations in the United Kingdom.

            Those revenues which the Company did recognize during the three months ended September 30, 2003 from its United Kingdom operations were in part reduced by promotional incentives provided by the Company to doctors utilizing the Isolagen Process. The Company expects to continue providing such promotional incentives to doctor's during the introduction phase of the Isolagen Process in the United Kingdom.

            COST OF SALES. Costs of sales increased to $30,300 for the three months ended September 30, 2003 compared to $0 for the three months ended September 30, 2002. The increase in cost of sales is primarily related to the commencement of operations in the United Kingdom.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 68%, or $681,761, to $1,678,355 for the three months ended September 30, 2003 compared to $996,594 for the three months ended September 30, 2002. The major components of the approximately $0.7 million increase in selling, general and administrative expense are as follows: a) salaries decreased by approximately $0.1 million to $0.2 million for the three months ended September 30, 2003 compared to $0.3 million for the three months ended September 30, 2002 (these amounts include an imputed expense of $100,000 in the three months ended September 30, 2002 relating to the fair market value of services provided by certain officers for which they will not be compensated); b) promotional expense increased by approximately $0.2 million to $0.2 million for the three months ended September 30, 2003 compared to $0.0 million for the three months ended September 30, 2002; c) depreciation and amortization increased by approximately $0.3 million to $0.3 million for the three months ended September 30, 2003 compared to $0.0 million for the three months ended September 30, 2002; and d) office costs increased by approximately $0.4 million to $0.5 million for the three months ended September 30, 2003 compared to $0.1 million for the three months ended September 30, 2002. The increase in selling, general and administrative expenses is attributed primarily to: a) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom; and b) depreciation and amortization of assets placed into service during 2003 with the commencement of operations in the United Kingdom and the completion of the U.S laboratory.

            RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.6 million during the three months ended September 30, 2003 to $1.1 million as compared to $0.5 million for the same period of 2002. Research and development costs are composed primarily of costs related to the Company's efforts to gain FDA approval for the Isolagen Process in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The total cost of research and development as of September 30, 2003 is $6.1 million. As of September 30, 2003, we believe at a minimum it will cost $2 million to complete this project. That estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. The Company has other research projects currently underway, including those related to repairing damaged nerves and therapies to regrow hair and to heal burned skin. However, research and development costs related to these projects were not material during the 2003 or 2002 periods. The major components of the approximately $0.6 million increase in research and development expense are as follows: a) salaries increased by approximately $0.3 million to $0.6 million for the three months ended September 30, 2003 compared to $0.3 million for the three months ended September 30, 2002; b) consultant expense increased by approximately $0.2 to $0.3 million for the three months ended September 30, 2003 compared to $0.1 million for the three months ended September 30, 2002; and c) laboratory expense increased by approximately $0.1 million to $0.3 million for the three months ended September 30, 2003 compared to $0.2 million for the three months ended September 30, 2002.

            INTEREST INCOME. Interest income decreased 72%, or $22,757, to $8,784 for the three months ended September 30, 2003 compared to $31,541 for the three months ended September 30, 2002. The decrease in interest income may be attributed to, among other things, a decrease in the amount of cash on hand by the Company, and a decrease in interest rates paid on the Company's deposits.

            NET LOSS. Net loss for the three months ended September 30, 2003 was $2,709,433, as compared to a net loss of $1,466,708 for the three months ended September 30, 2002. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, and promotional expenses. Net loss attributable to common stockholders for the three months ended September 30, 2003 was $3,385,444, as compared to a net loss of $1,752,779 for the three months ended September 30, 2002. These amounts include $0.0 million and $0.1 million of deemed dividend associated with beneficial conversion of preferred stock for the three months ended September 30, 2003 and September 30, 2002, respectively. These amounts include $0.7 million and $0.2 million of preferred stock dividends for the three months ended September 30, 2003 and September 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

            Cash used in operating activities during the nine months ended September 30, 2003, amounted to $6,270,821, as compared to the $2,268,771 of cash used in operating activities during the nine months ended September 30, 2002. The increase is attributed primarily to salaries, travel, consulting, legal, and promotional expenses.

Investing Activities

            Cash used by investing activities during the nine months ended September 30, 2003, amounted to $1,110,248 as compared to cash used by investing activities of $748,522 during the nine months ended September 30, 2002. This increase in cash used is due to the purchase of property and equipment for the Houston, Texas, London, England, and Sydney, Australia laboratories.

Financing Activities

            Cash provided by financing activities during the nine months ended September 30, 2003, amounted to $21,689,839 consisting of a) $3,919,078 raised from the issuance of preferred stock; b) $18,857,961 raised from the issuance of common stock; and c) $1,087,200 cash dividends paid on preferred stock, as compared to cash provided by financing activities of $9,012,723 during the nine months ended September 30, 2002 which consisted entirely of proceeds from the issuance of preferred stock.

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

            In August 2003, the Company sold in a private offering 3,359,331 shares of Common Stock, par value $0.001 per share, at an offering price of $6 per share. After deducting the costs and expenses associated with the sale, the Company received cash totaling $18,455,561.

Working Capital

            As of September 30, 2003, the Company had a cash balance of $18.5 million. As of November 10, 2003, the Company had a cash balance of approximately $17.7 million. The Company does not have any credit facilities with which to fund ongoing working capital needs. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity within the near future.

            Inflation did not have a significant impact on the Company's results during the six months ended September 30, 2003.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            In August 2003, the Company sold in a private offering 3,359,331 shares of Common Stock, par value $0.001 per share, at an offering price of $6 per share. After deducting the costs and expenses associated with the sale, the Company received cash totaling $18,455,561.

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

                                    ISOLAGEN, INC.


Date: November 18, 2003             By:  /s/ Jeffrey W. Tomz
                                    --------------------------------------
                                    Jeffrey W. Tomz, CFO and Secretary
                                    (Principal Executive and
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