Form 10-K
period 2003-12-31
ISOLAGEN INC
filed 2004-03-29
CIK 357097

Use these links to rapidly review the document
TABLE OF CONTENTS
Isolagen, Inc. (A Development Stage Company) Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Isolagen, Inc.
(Exact name of registrant as specified in its Charter.)

Delaware	0-12666	87-0458888
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2500 Wilcrest, 5th Floor
Houston, Texas 77042
(Address of principal executive offices, including zip code)

(713) 780-4754
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.001 par value	American Stock Exchange

        Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2) ☐Yes    ☒ No

        As of March 24, 2004, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer based upon the price of at which such common stock was sold on the American Stock Exchange as of such date was $185,917,466.

        As of March 24, 2004, issuer had 26,768,893 shares of issued and outstanding common stock, par value $0.001.

        Documents Incorporated by Reference: Portions of the information set forth in the definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year are incorporated by reference in Part III hereof.

Forward-Looking Information

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

        Although Isolagen, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither Isolagen, Inc. nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Isolagen, Inc. is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results. Isolagen Inc.'s actual results could differ materially from its historical operating results and from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under "Business—Risk Factors" of this Form 10-K and those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operation."

        We are under no obligation to and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Part I

Item 1. Business

Overview

        Isolagen Technologies, Inc. is a biopharmaceutical company located in Houston, Texas that specializes in the development and commercialization of autologous cellular therapy for hard and soft tissue regeneration. Our lead product candidate is in Phase III clinical development and has applications in cosmetic dermatology to correct and reduce the normal effects of aging, such as wrinkles, laugh lines, smokers' lines, fine lines and all types of depressed scars. We expect to file a Biologics License Application ("BLA") for this product in late 2004. Our second product candidate, which is being developed to treat periodontal disease, completed a Phase I clinical trial in late 2003.

        Autologous cellular therapy is the process whereby a patient's own cells are extracted, processed, and then reintroduced to the patient. The Isolagen Process is an autologous cellular therapy designed to replenish deficiencies caused through the loss of fibroblast cells. As the body ages, it loses approximately 1% of its fibroblast cells each year. Fibroblast cells are responsible for producing collagen and elastin, which support the skin. By the time a person is 40 years old, his or her body has lost approximately 40% of its fibroblast cells, leading to dermal depressions and wrinkles. In the Isolagen Process, the patient's cells are taken from a small skin sample from which millions of fibroblast cells are separated and reproduced and then injected into the patient in or around the areas to be treated. Following injection, the new fibroblast cells lead to the production of collagen and elastin, which diminish the depressions and wrinkles. The procedure is minimally invasive and non-surgical.

        Currently, there are multiple competitive alternatives to reduce the signs of aging. In this market area there have been a number of products developed over the years designed to treat the symptoms of this pathology. These products include various collagen formulations fabricated from animal and human cadaver, hyaluronic acid from animal and synthetic sources, plastic beads, and calcium, hydroxyapatite. Other therapies include paralysis of the underlying superficial musculature with Botulinum toxin and transplantation of autologous fat. These products are associated with clinical problems which vary from the one product to the other product such as short duration of action for collagen and Botulinum toxin products (3-6 months), immunological reactions, irregular correction of contour, and significant pain associated with the injection. Isolagen's process is designed to address many of these issues. As the cells used in the Isolagen process are derived from the patient's own skin, they express identical antigens to those of the cells in the treatment area, and therefore do not stimulate immune rejection.

        In addition to the United States, we plan to commercialize the Isolagen Process in other countries. In August 2001, we formed Isolagen Europe Limited, our subsidiary organized under the laws of the United Kingdom, for the purpose of marketing the Isolagen Process to patients located in Europe. We began commercialization in the United Kingdom in the first quarter of 2003. In August 2003, we received a license from Australia's Therapeutic Goods Administration ("TGA") to begin the manufacture of autologous fibroblast cells. Consequently, we commenced commercialization in Australia in the fourth quarter of 2003. We are also investigating commercialization in South Korea, Hong Kong, Italy and Mexico.

        Throughout 2003, Isolagen focused its market introduction activities in the UK and European markets on establishing a solid foundation for future growth. This consisted of introducing the Isolagen Process to selected leading medical practitioners, primarily plastic surgeons and dermatologists to the Isolagen Process who could offer the treatment to their patients. Periodically, training sessions were given throughout the year as well to train a broader group of practitioners.

        During this initial phase, Isolagen also gradually exposed potential patients to the therapy through articles in health and beauty journals. In the beginning of 2004 the landscape was sufficiently covered with trained physicians such that the public relations activities could be increased. An additional public relations firm was hired that had extensive contacts in broadcast media. Additionally, an agreement was reached with Emma Samms, the actress who played Falon on Dynasty, to represent Isolagen for 2004.

        As a result of this increased exposure, a marked increase in demand for Isolagen's dermal therapy was experienced in recent months. In January 2004, the London laboratory received more than a 30% increase in the number of biopsies from patients as compared to the 2003 monthly average. In February 2004, the number of biopsies received increased by more than 100% over January. . In the last week of February a major public relations campaign was started.. Isolagen was featured on a UK television talk show, in an article in which the actress Emma Samms was interviewed about her experience with Isolagen and in a feature story in the most widely read newspaper in the UK. The resultant increased demand far exceeded Isolagen's capacity.

        As part of Isolagen's continued marketing efforts, the Company is in negotiations with several British national medical clinics that are interested in providing enough patients that could increase the monthly demand substantially. The recent sharp increase in demand has outstripped the supply to such an extent that the Company, in March 2004, is scheduling patients as far out as August 2004. Additionally, the Company has had to suspend marketing and sales efforts in all European countries except the UK.

        Because of tremendous demand, the Company is expanding its European production facilities. With the introduction of the new more automated and scalable manufacturing system as well as the increase in capacity, the Company expects to be able to meet the increasing demand, not only from the UK but also from the other European countries.

Market Opportunity

Cosmetic

        The Isolagen Process is directed primarily at the dermatological and plastic surgery markets. Options to ameliorate the signs of aging or to delay or avoid invasive surgery are becoming increasingly popular. According to statistics released in March 2004 by the American Society of Plastic Surgeons ("ASPS"), consumer demand jumped 41% in 2003 for minimally invasive plastic surgery, exceeding more than 6.9 million procedures. More than 8.7 million procedures were performed on people who took action to proactively manage signs of aging or enhance their appearance by choosing cosmetic plastic surgery in 2003, according to the statistics released in March 2004 by the ASPS, up 32% from nearly 6.6 million in 2002. Ultimately, the concept of cosmetic injectables has become more mainstream and accepted.

        The following table shows the top five minimally invasive cosmetic procedures in 2003:

Botox injections*	2,891,390
Chemical Peel	995,238
Microdermabrasion	935,984
Laser hair removal	523,297
Collagen injections	576,255

*
most popular with both genders

        The 35-50 age group made up 46% of all minimally invasive procedures in 2003. The 51-64 age group made up 26% of the population receiving these procedures, while patients 19 to 34 made up 19% of the minimally invasive procedures. Botox was the most popular treatment among all three age groups.

        ASPS offers the most comprehensive, reliable statistics on plastic surgery procedures. For 2003, the ASPS statistics were collected through the first online national database for plastic surgery procedures called Tracking Operations and Outcomes for Plastic Surgeons ("TOPS"). This data combined with an annual survey sent to more than 17,000 board certified physicians in specialties most likely to perform plastic surgery procedures resulted in the most comprehensive report on plastic surgery procedures to date.

Dental

        In addition to the dermatological market, there is an extensive dental market opportunity. The Company's research shows that, in the United States, there are approximately 33,000 practitioners performing cosmetic procedures, whereas there are approximately 150,000 dentists.

        As our population has aged and conservative dentistry has improved, there has been an increasing demand for therapeutic options that preserve and replace teeth. The single greatest cause of bone and tooth loss in the mouth is periodontal disease. As the periodontal pockets deepen, the amount of debris and infection trapped leads to increasing inflammation and bone loss around the tooth. Any process which could lessen the depth of the pockets or reverse the progression of the disease would greatly decrease the root damage and tooth loss. Recent studies have shown that the Isolagen Process has the ability to decrease the size of pockets greater than 4 mm by as much as 2.4 mm (see below) providing a therapeutic tool to the family dentist that can be simply administered in the dental chair in a few brief sessions.

        While there have been dramatic improvements in restorative dentistry allowing us to maintain good dentition, there have not been corresponding improvements in the preservation of gum and soft tissue. The Isolagen Process can be used therapeutically for those patients with symptoms of periodontal disease such as deep pocket disease, papillary recession, and gingival recession in other areas.

        Papillary recession, also known as black triangles, is part of the progression of periodontal disease, and involves the recession of the triangular section of gum tissue between two teeth. To date, the Company is not aware of any documented effective treatment for this condition. In cases where the recession of the gum has progressed to an advanced stage, the accepted treatment is to surgically transfer a skin graft from the palate to the site of recession. This process is painful and can potentially create donor site defects. The results of this procedure have been varied and are not fully embraced by periodontists due to the donor site morbidity associated with the skin graft extraction.

        The vast majority of the population will experience periodontal disease at some point in their lives. Others will have a need for a tooth extraction or have a dry or contracted socket. Only a small percentage of the population, however, will elect to undergo a cosmetic procedure. For these reasons, we consider the Isolagen Process to be a viable solution for the dental market.

Our Solution

The Isolagen Process

        The Isolagen Process begins when the patient's doctor obtains a 3mm punch biopsy from behind the patient's ear. In the case of the dental product, a 1mm biopsy is taken from the patient's gingiva. The biopsy is then packed in an Isolagen-provided container at the doctor's office and is shipped overnight to the Isolagen laboratory. Upon arrival at the laboratory, the specimen is initiated into culture. Through a series of plastic culture vessels and growth media over a period of approximately six weeks, the fibroblasts within the specimen are cultured to tens of millions of cells. The fibroblasts are then harvested and put into a transport vial. After completion of a series of quality control tests, the cells are released to the physician and are shipped to the physician's office overnight. A total of three injections are supplied and administered to the patient over approximately one month. A patient may elect for Isolagen to cryogenically store a fibroblast culture for future treatments.

        Isolagen has developed a new cell culturing system and is in the final stages of a significant improvement in the manufacturing process as part of its cost reduction efforts. Through a collaboration with Applikon Biotechnology, the Company has developed a new system that permits an automated harvesting process in a closed loop sterile environment. The existing process separates cells manually utilizing centrifuge technology. This new harvesting process is expected to yield significant cost reductions and is a key component of a platform for scalable mass production.

        Historically, autologous cell companies have been hampered by manufacturing technologies that use traditional methodology for culturing cells through the utilization of plastic flasks. This methodology is labor intensive and slow and involves many sterile interventions and therefore is costly. Our focus over the past 27 months has been to automate the culturing technology incorporating newer technology and concepts common to the pharmaceutical industry particularly those that have already been well established in cGMP facilities.

        We have been collaborating with Applikon under a Joint Intellectual Property Collaboration that will allow Isolagen to patent the manufacturing system improvements beyond Applikon's existing patents. The system has been successful in research setting and we are now undertaking the design and fabrication of the massed-produced single-use (disposable) component. The production unit will then undergo validation testing prior to incorporation into the manufacturing process. The functioning unit, combined with novel application of existing manufacturing systems, should permit significant cost reduction.

Dermal Application

        The primary application of the Isolagen Process is to repair dermal defects. Some of the advantages of the Isolagen Process are as follows:

  •
  The Isolagen product is a living cell therapy. Therefore, the fibroblasts in the dermis continue to multiply and produce matrix until the tissue reaches its optimal repair.

  •
  The cells are subject to the normal physiological controls of tissue and therefore can return the tissue to its youthful appearance but do not overcorrect or cause deformity to the area.

  •
  As it is autologous, it is devoid of immune rejection complications.

  •
  It is applicable to virtually every area of the face, unlike many competitor products, which, because of their mechanism of action, are restricted as to where they can be applied.

  •
  Fibroblast cells remain viable for many years and therefore the effects are likely to be long-lasting. A permanency claim is the subject of the extended portion of our clinical trials.

  •
  Fibroblasts are a general support cell for the tissue, and in addition to their direct production of collagen and matrix, produce endocrine factors which may assist in the growth or repair of surrounding tissues such as the overlying epithelium.

        Under prior management, William K. Boss, Jr., M.D., currently a director of the Company and a board certified plastic surgeon, began treating patients with the Isolagen Process to correct facial defects (e.g., wrinkles, depressions, and scars) in 1995. Dr. Boss, along with 200 other doctors, utilized the Isolagen Process on approximately 950 patients with positive results. Of these patients, totaling 2,000 procedures, the participating physicians documented no significant adverse reactions. The FDA notified Isolagen Technologies in 1999 that the Isolagen Process would require FDA approval as a regulated biologic product. Isolagen Technologies filed an investigational new drug application ("IND"), which was accepted by the FDA and commenced the FDA process.

        In January 2003, we commenced a two site Phase II study. The double blind trial consisted of forty patients and four dose regimens. The trial confirmed the therapeutic dosage used previously in the UK and produced significant information used in the design of the subsequent Phase III study.

        In July 2003, Isolagen commenced a Phase III clinical trial for dermal defects pursuant to the IND for the treatment of wrinkles and scars. The trial was conducted at ten sites and included 158 patients in the "Intent To Treat" group. It was a double-blind study with 75% of the patients receiving the therapeutic dosage and the remaining 25% receiving a placebo. Of the evaluable population, 77% of treatment group patients were responders whereas 36% of the placebo group were responders (Fisher's Exact test p< 0.0001). In this statistically significant result, response was determined by a change of two or more on a seven point photo guide scale. There were few adverse events related to Isolagen and none were classified as serious adverse events. The results confirmed statistically the early efficacy of the Isolagen process at 4 months. Most "fillers" have an immediate response but are then actively cleared by the body. In a recently reported study 73.3% of the patients treated with Hyalform® returned to baseline by 12 weeks. The Isolagen process is based on an approach of "curing the disease" rather than "covering the symptoms". The cells are instilled into the area and begin the reparative process. The cumulative injury causing the depletion of the fibroblasts may have taken several decades to occur. The cohort study conducted on UK patients demonstrated that the process shows 75% response rate by 2-4 months and a 100% response rate at 6 months. This response rate is still present at 12 months for the patients studied. We hope to confirm this ongoing improvement in the present and anticipated clinical trials.

        Isolagen has had numerous communications throughout 2003 with the FDA with regard to the IND. These communications include numerous submissions of data and protocols, meeting requests and annual reports. We had face to face meetings in April, September and December 2003 with senior FDA staff in the Center for Biologics Evaluation and Research and the review committee following the IND. Though this is the normal process for license application, we believe Isolagen has had a disproportionate degree of attention and level of interest reflecting the unique nature of the process as well as a great deal of support and encouragement from the FDA during this process.

        Some of the remaining issues stem from the fact that the product is not easily classified as a biologic as it so closely resembles a tissue graft and is inherently safe. Numerous issues have and are being resolved that may affect study design and the license application itself. Successful resolution of any study design issues and data related questions are critical for the eventual license application. The majority of issues are resolved simply by analysis of data from the existing trials.

        The discussions to date have been very productive. Following the recommendations of the FDA, Isolagen has simplified the study design and added some additional reports or studies including, establishing the "Clinical Meaningfullness" of the process and establishing the purity of the fibroblasts produced. In the latter case, the FDA requested that Isolagen demonstrate that greater than 98% of the cells were fibroblasts as part of an ongoing discussion with regard to purity testing. Data submitted to the FDA showed that 99.6% of all cells in the study showed positive for fibroblast antibody.

        Remaining study design issues will be determined largely from analysis of the results from the present Phase III trial. Such matters as to whether it is better to use the physician investigators or independent assessors can be evaluated from this data. The decisions will be presented with the supporting data to the FDA. In essence, most of the queries from the FDA relate to provision of supportive data for claims made by Isolagen. Objective supporting data is now available because of the successful completion of the acute phase of the trials.

Dental Application

        Isolagen has completed a Phase I clinical trial of twenty-one patients for dental applications treating gingival recession and deep periodontal pockets. The trial is a 12-month double blind clinical study conducted at the University of Texas Health Science Center (UTHSC) Dental Branch. In February 2004, we reported that the Isolagen Process demonstrated significant improvement in the oral therapeutic treatment of periodontal disease by reducing deep pocket areas in a majority of sites, whereas placebo treated sites showed only a nominal improvement. For pockets greater than 5 mm in depth the difference between placebo and therapeutic group was 2.4 mm. The study included areas with gingival recession between teeth, showing improvement at 20 of 21 Isolagen-treated sites, with deterioration of the gum height recorded at most placebo sites (14 of 21). Furthermore, no adverse event was related to the Isolagen Process.

        The Isolagen Dental Product also potentially provides a solution for problems that may develop when teeth are removed, such as dry socket or contracted socket. The accepted treatment by oral surgeons is to implant a cellular material to prevent these defects. Treatment often requires a follow-up surgical procedure for correction and to prevent additional soft tissue problems.

        Further studies are planned and protocols have been prepared to assess the efficacy and safety of treatment of the papilla and deep pockets. These studies are traditional placebo controlled double blinded studies on a statistically larger population and are designed to establish the therapeutic efficacy and safety of the Isolagen process. A smaller study to explore variations on the injection technique used with the papilla, is also anticipated. A second confirmatory study will probably be needed for license application in each area.

Our Strategy

        Our goal is to become the industry leader in the research, development and commercialization of autologous cellular therapy for dermatological and dental applications. We will endeavor to increase and strengthen our market position in the following ways:

  •
  Working with regulatory agencies, on a country-by-country basis, to obtain the approval of the Isolagen Process and any future products. We are currently in late-stage clinical development in the United States. We have begun commercialization in the United Kingdom and Australia.

  •
  Expanding and solidifying our relationship with the approximately 200 physicians who have treated their patients with the Isolagen Process, as well as marketing our processes and products to other doctors (e.g., plastic surgeons, facial plastic surgeons, dermatologists and aestheticians). Currently, we are not approved to market our products in the United States.

  •
  Optimizing our manufacturing processes to achieve cost reductions and scalability. Through the Company's collaboration with Applikon Biotechnology, the Company has developed a new system that permits an automated cell harvesting process in a closed loop sterile system compared to the existing process of separating cells utilizing centrifuge technology. This new harvesting process is expected to yield significant cost reductions and allow the Company to move toward a platform that enables scalable mass production.

  •
  Developing new applications for the Isolagen Process beyond repair of facial dermal defects. The research capability that has produced the Isolagen Process could be applicable to other areas, such as gum rejuvenation and other dental applications, urology, bone marrow and other pigment-related maladies.

  •
  Investigating additional foreign countries to market the Isolagen Process and any future products. We are currently assessing the commencement of operations in Italy, South Korea, Hong Kong, Brazil, and Mexico. We are investigating regulatory and other requirements in these countries and evaluating potential joint venture partners and licensees.

  •
  Establishing strategic partnering relationships to enhance application-specific sales and distribution of our products.

  •
  Continuing our current research into the science of autologous cellular therapy.

Intellectual Property

        Protecting our proprietary technology is vitally important to our competitive position. We currently hold the following patents:

Number	Business Line	Title	Filing Date	Patent Date	Term
5,591,444 United States	Cosmetic	Use of autologous dermal fibroblasts for the repair of skin and soft tissue Defects	July 28, 1995	Jan. 7, 1997	20 Years
5,660,850 United States	Cosmetic	Use of autologous dermal fibroblasts for the repair of skin and soft tissue defects	June 6, 1996	Aug. 26, 1997	20 Years
5,665,372 United States	Cosmetic	Autologous dermal fibroblasts for the repair of skin and soft tissue defects	June 6, 1996	Sept. 9, 1997	20 Years
5,858,390 United States	Cosmetic	Use of autologous undifferentiated mesenchylmal cells for the repair of skin and soft tissue defects	Sept. 8, 1997	Jan. 12, 1999	20 Years
698440 Australia	Cosmetic	Use of autologous dermal fibroblasts for the repair of skin and soft tissue defects	July 28, 1995	Feb. 11, 1999	20 Years
312548 New Zealand	Dental	Use of autologous dermal fibroblasts for the repair of skin and soft tissue defects	July 3, 1996	March 9, 2000	20 Years
206136	Cosmetic	Use of autologous dermal fibroblasts for the repair of skin and soft tissue defects	July 3, 1996	Jan. 24, 2002	20 Years
9,083,618 United States	Dental	Compositions for regenerating tissue that has deteriorated and methods for using such compositions	May 2, 1998	Aug. 13, 2002	20 Years
0845963 Europe	Cosmetic	Use of autologous dermal fibroblasts for the repair of skin and soft tissue defects	July 3, 1996	Sept. 24, 2003	20 Years
123077 Israel	Cosmetic	Use of autologous dermal fibroblasts for the repair of skin and soft tissue defects	July 3, 1996	Oct. 7, 2003	20 Years

        Effective January 31, 2003, the Company entered into an Intellectual Property Purchase Agreement to acquire two pending patent applications titled "Augmentation and Repair of Vocal Cord Tissue Defects" and "A Method of Using Autologous Fibroblasts to Promote Healing of Wounds and Fistulas.". As consideration, the Company issued the seller, on March 31, 2003, 100,000 shares of its Common Stock and royalty equal to (a) 5% of all revenues recognized by the Company or its Affiliates from commercial application of the Intellectual Property made, provided, distributed, sold or manufactured directly by the Company or its Affiliates, or (b) 25% of all revenues recognized by the Company or its Affiliates from licensing, sublicensing, transferring or selling the Intellectual Property to a third party, without offset or deduction for general and administrative or operating costs, subject to a total maximum royalty of $2 million. The Company has recorded an intangible asset of $540,000 related to the acquisition of the Intellectual Property and intends to amortize this cost over the life of any future patent granted.

        We are in the process of pursuing several other patent applications. We continue to seek ways to protect our proprietary technology and trade secrets, including entering into confidentiality or license agreements with our employees, consultants and corporate partners, and controlling access to and distribution of our technologies and other proprietary information.

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

        The standard treatment for tissue regeneration has been bovine collagen, a foreign protein derived from cows, which is generally fully reabsorbed by a patient's body within a few months after application, leaving the patient with no visible signs of correction. As additional treatments with bovine collagen are performed, there may be an immune response that could compromise the treatment's effectiveness. Combined with the expense and the continued intrusiveness of ongoing treatments, we believe the value and benefit of bovine collagen injections are diminished.

        We believe that the benefits of the Isolagen Process counters the drawbacks of bovine collagen treatments, thereby extending the market potential for soft tissue regeneration to a broader population of patients. This broader population includes those who have tried and discontinued use of bovine collagen and those that never considered treatments due to potential drawbacks.

        Patients who might consider using the Isolagen Process could also consider the following products:

Product Type	Examples	Company
Collagen Implants	Autologen Dermolagen Fibrel Zyderm/Zyplast	Collagenesis Corp. Collagenesis Corp. Mentor Inamed Aesthetics
Artificial Implants	Artecoll Silicone Droplets Softform Radiance	Artecoll Silicone Droplets Collagen Corp. BioForm
Medical Devices	Ablative Lasers Non-Ablative Lasers Microdermabrasion	Coherent and Luminesse Coherent and Luminesse Microdermex, Parisian Peel and Dermaglow
Other	Alloderm Botox Hylaform Restylane Lypocytic Dermal Augmentation Sculptura Chemical Peels	Lifecell Corp. Allergan Biomatrix Medicis Physician manufactured Aventis TCA, Pharmacist fumulated Phenol chemicals

        We believe that many of our competitors have greater financial and other resources than we have. Although we are not aware of any similar products to the Isolagen Process that have received pre-market approval from the FDA, there may be other companies with greater financial resources that are developing or may develop similar products in the future.

Government Regulation

        Our technologies are subject to extensive government regulation principally by the FDA and state and local authorities in the United States and by comparable agencies in certain foreign countries. Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of pharmaceutical products.

Domestic Regulation

        In the United States, the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations subjects pharmaceutical and biologic products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our product candidates, and we may be criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations if we fail to comply with regulatory standards or if we encounter problems following initial marketing.

FDA Approval Process

        To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and preclinical and clinical trials. This testing and the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take many years to complete. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit the products or technologies.

        The FDA does not apply a single regulatory scheme to human tissues and the products derived from human tissue. On a case-by-case basis, the FDA may choose to regulate such products as transplanted human tissue, medical devices or biologics. A fundamental difference in the treatment of products under these classifications is that the FDA generally permits human tissue for transplantation to be commercially distributed without pre-market approval. In contrast, products regulated as medical devices or biologics usually require such approval.

        The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory testing;

  •
  submission of an IND, which must become effective before human clinical trials may begin;

  •
  performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use; and

  •
  submission and approval of a New Drug Application, or NDA, for a drug, or a Biologics License Application, or BLA, for a biologic.

        The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap:

  •
  In Phase I clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses.

  •
  In Phase II, in addition to safety, the sponsor evaluates the efficacy of the product on targeted indications, and identifies possible adverse effects and safety risks, in a patient population somewhat larger than Phase I clinical trials.

  •
  Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically-dispersed test sites.

        Clinical trials must be conducted in accordance with the FDA's Good Clinical Practices requirements. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at one of the clinical trial sites. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The Institutional Review Board, or IRB, at each clinical site may also require the clinical trial at that site to be halted, either temporarily or permanently for the same reasons.

        The sponsor must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application, or NDA, or, in the case of a biologic, a BLA. The FDA has advised the Company it is regulating the Isolagen Process as a biologic. Therefore, we will be submitting BLAs to obtain approval of our product candidate. In a process that may take from several months to several years, the FDA reviews these applications and, when and if it decides that adequate data are available to show that the new compound is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including whether the product has received a fast track designation, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of a condition in question, and the workload at the FDA. It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all.

        The FDA may, during its review of a NDA or BLA, ask for additional test data. If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, to monitor the safety and effectiveness of the drug. In addition, the FDA may, in some circumstances, impose restrictions on the use of the drug, which may be difficult and expensive to administer and may require prior approval of promotional materials.

Ongoing FDA Requirements

        Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with FDA's good manufacturing practice regulations which govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with FDA's general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the good manufacturing practices regulations. Manufacturers must continue to expend time, money and effort in the areas of production and quality control and record keeping and reporting to ensure full compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, or voluntary recall of product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

        The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission, or FTC, requirements which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing the company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.

        Manufacturers are also subject to various laws and regulations governing laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with their research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and deny or withdraw approvals.

International Regulation

        The regulation of our products, including the Isolagen Process, outside of the United States varies by country. Certain countries regulate human tissue products as a pharmaceutical product, which would require us to make extensive filings and obtain regulatory approvals before selling our products. Certain countries classify our products, including the Isolagen Process, as human tissue for transplantation but may restrict its import or sale. Other countries have no application regulations regarding the import or sale of products similar to our products, creating uncertainty as to what standards we may be required to meet. Management made inquiry to the Medicines Control Agency with respect to our proposed use of the Isolagen Process in cosmetic applications in the United Kingdom. Based on the written responses received from the Medicines Control Agency, management believes that the proposed use of the Isolagen Process in cosmetic applications in the United Kingdom does not require regulatory approval. We began commercialization of the Isolagen Process in the United Kingdom in the first quarter of 2003.

        In August 2003, we received a license from the Therapeutic Goods Administration, the agency that regulates medical drugs and devices in Australia, to begin the manufacture of autologous fibroblasts including the initiation of primary cultures of fibroblasts, the propagation of fibroblasts, the harvesting of cultured fibroblasts, the storage of cultured fibroblasts and release for supply of cultured fibroblasts. Consequently, we have commenced commercialization in Australia in the fourth quarter of 2004.

        In addition, we are assessing commercialization in Italy, South Korea, Hong Kong, Brazil and Mexico.

Corporate History

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

Research and Development

        Our research and development focus is not just limited to the dermal and dental product developments, but includes extensive activities for improved process science, manufacturing and cost reduction. Furthermore, we continue to explore applications for the Isolagen Process like therapies to regrow hair, to repair damaged nerves, and to heal burned skin. We expense research and development costs as they are incurred. For the years ending December 31, 2003, 2002 and 2001, we incurred research and development expenses of $3.3 million, $1.7 million, and $0.9 million, respectively.

Employees

        We presently employ fifty-five (55) people on a full-time basis including, thirty (30) in Houston, Texas, seventeen (17) in London, England, and eight (8) in Sydney, Australia. We anticipate hiring additional employees in the areas of quality assurance, manufacturing, marketing and research and development as the need arises. None of these individuals are covered by a collective bargaining agreement and management considers its relations with the company's employees to be good. We may also employ consultants on an as needed basis to supplement existing staff.

Risk Factors

        We Will Need to Raise Substantial Additional Capital To Fund Our Operations Over the Course of the Next Two Years. No Assurance Can Be Given That Any Such Financing, If Obtained, Will Be Adequate To Meet Our Ultimate Capital Needs and To Support Our Growth. Although we believe our current cash resources will be sufficient to fund our planned operations until June 30, 2005, we will require substantial additional capital to meet our long-term needs. Subsequent to June 30, 2005 we will require approximately $20 million of additional capital to bring our product to market in the United States and expand operations in the United Kingdom and Australia. This estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. We recently commenced operations, are suffering losses from operations, have limited capital resources, do not have access to a line of credit or other debt facility, and will be unable to sustain operations absent substantial infusions of capital. We are actively assessing various financing opportunities. There can be no assurance that we will be successful in raising the necessary capital; or that we will be able to raise capital on acceptable terms. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be materially and adversely impacted.

        The Need To Raise Additional Capital Will Expose Existing Shareholders To The Risk Of Substantial Dilution. In the event that we sell equity securities or securities convertible into our equity securities to raise additional capital, such sales will dilute the public ownership of the Company.

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

        The Development of the Isolagen Process and the Company's Other Products Involves a Lengthy and Complex Process, and the Company May be Unable to Commercialize the Isolagen Process or any of its Other Processes or Products Currently Under Development. Before the Company can commercialize the Isolagen Process or any other of its development-stage products or processes in the U.S., the Company will need to conduct substantial research and development; undertake preclinical and clinical testing; and pursue regulatory approvals, including but not limited to FDA approval of its IND for the Isolagen Process. This process involves a high degree of risk and may take several years. The Company's process and product development efforts may fail for many reasons, including: failure of the process or product in preclinical studies; clinical trial data that is insufficient to support the safety or effectiveness of the process or product; or the failure to obtain the required regulatory approvals. Specifically, the FDA may withhold approval of the IND for several years or reject the IND outright. For these reasons, and others, the Company may not successfully commercialize the Isolagen Process or any of its other processes or products currently under development. We are unable to determine whether or when the Isolagen Dental Process will prove to be medically effective or commercially viable, and whether or when FDA approval will occur.

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

        We Anticipate That Losses Will Continue To Increase From Current Levels And That We Will Experience Negative Cash Flow, Which May Limit Or Delay Ability To Become Profitable. The Company expects to expend significant resources on consultants, technology, advertising, hiring of personnel and startup costs. As a result, the Company has incurred losses since its inception and expects to experience operating losses and negative cash flow for the foreseeable future. The Company anticipates its losses will continue to increase from current levels because it expects to incur additional costs and expenses related to brand development, consulting costs, laboratory development costs, FDA clinical trials, marketing and other promotional activities, the addition of customer service personnel, the continued development of its website, its computer network, and development of relationships with strategic business partners, including but not limited to doctors who might use the Isolagen Process. For the years ending December 31, 2003, 2002 and 2001, we incurred losses of $11.3 million, $5.4 million and $1.7 million, respectively. Since inception we have incurred losses of $20.9 million.

        Our Ability to Become Profitable May Be Limited or Delayed by a Number of Factors.    Inasmuch as we are still in the development stage, our operations are subject to all of the risks inherent in the establishment of a new business enterprise, the development of new processes, and the marketing of new products. As we have had virtually no sales or revenues to date and are in the process of developing initial operations in the UK related to our first product, we expect to continue to incur significant additional costs and expenses related to:

  •
  brand development;

  •
  consulting costs;

  •
  laboratory and manufacturing development and operation costs;

  •
  FDA clinical trials and regulatory approvals;

  •
  promotional and marketing activities;

  •
  customer service and other personnel;

  •
  development of our website, computer network; and

  •
  development of relationships with strategic business partners, including doctors who might use the Isolagen Process.

        If we cannot adequately manage our costs and expenses, then we will continue to experience operating losses and negative cash flow for the foreseeable future. In particular, the costs to obtain regulatory approvals could be considerable and the failure to obtain or delays in obtaining such approvals could materially adversely affect our business performance and financial results. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process, we are unable to predict what the cost of obtaining approval will ultimately be.

        Our Inability to Increase Capacity in our UK Operations to Meet Increasing Demand in the UK Will Limit or Delay our Ability to Attain Profitability.    We began commercialization of the Isolagen Process in cosmetic applications in the UK in the first quarter of 2003. However, our facilities in the UK were designed to demonstrate the efficacy of the Isolagen Process. In light of increasing demand for the Isolagen Process in the UK, we will be required to expend additional funds to increase the capacity of the operation, including addition of personnel, introduction of systems enhancements and the establishment of new facilities. Large scale improvements in capacity and operating margins are largely dependent upon our successful completion of our ongoing efforts to automate the Isolagen Process. We anticipate that improved manufacturing practices as a result of our collaboration with Applikon Biotechnology will allow the Company's laboratories to have significantly greater through-put and reduce many of the Company's variable costs; however, there can be no assurance we will be successful in establishing suitable operations, automating the manufacturing process, obtaining the required scalability or achieving significant cost savings or profitable operations.

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

        Our Foreign Operations are Exposed to Risks Associated with Foreign Regulations, Exchange Rate Fluctuations, Trade Restrictions and Political, Economic and Social Instability.    A foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. We are also exposed to risks associated with foreign currency fluctuations. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase. We are also subject to the risks of doing business abroad, including unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, limits on our ability to enforce our intellectual property rights, limits on repatriation of funds and political risks that may limit or disrupt international sales. Such limitations and interruptions could have a material adverse effect on our business, financial condition and results of operations. In addition, operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge our foreign currency transactions and are therefore subject to the risk of changes in exchange rates.

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

        Any Marketable Processes or Products that the Company Develops May Not be Commercially Successful.    Even if the Company obtains regulatory approval for the Isolagen Process or any of its other development-stage processes or products in the U.S. and other countries, those processes or products may not be accepted by the market. A number of factors may affect the rate and level of market acceptance of the Isolagen Process or our other processes or products, including: regulation by the FDA and other government authorities; market acceptance by doctors and hospital administrators; the effectiveness of the Company's sales force; the effectiveness of the Company's production and marketing capabilities; the success of competitive products; and the availability and extent of reimbursement from third-party payers. If the Isolagen Process or any other Company processes or products fail to achieve market acceptance, the Company's profitability and financial condition will suffer.

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

        We Are Dependent On Our Key Officers and Employees.    The Company is dependent on the efforts of Frank DeLape (Chairman of the Board of Directors), William K. Boss, Jr. (Vice Chairman of the Board of Directors), Michael Macaluso, (Chief Executive Officer, President and Director), Jeffrey Tomz, (Chief Financial Officer and Secretary), Olga Marko (Senior Vice President and Director of Research), and Vaughan Clift, (Vice President of Operations). The loss of any of these officers or employees or our inability to recruit and train additional key service personnel in a timely manner, could materially and adversely affect our business and our future prospects. While no assurances can be given that the Company's current management resources will enable it to succeed as planned, a loss of one or more of its current officers or key employees could severely and negatively impact its operations. No assurances can be given that the Company will not suffer the loss of key human resources for one reason or another. The Company has employment agreements with certain of its officers, but some of its key management personnel are employed "at-will" and may elect to pursue other opportunities at any time. Specifically, the loss of Michael Macaluso, the Chief Executive Officer of the Company, or Frank DeLape, Chairman of the Board, could significantly harm the Company's business. The Company has no present intention of obtaining key man life insurance on any of the executive officers or management. We have had no difficulty hiring and retaining the necessary management and personnel in the recent past.

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

        Our Officers And Directors Have Effective Voting Control Of The Common Stock. Therefore, Our Other Stockholders Will Have Limited Participation In Our Affairs.    As of December 31, 2003, our present executive officers, directors and controlling stockholders beneficially hold 51.2% of the outstanding shares of Common Stock. Our officers, directors and controlling stockholders currently are, and in the foreseeable future will continue to be, in a position to control Isolagen by being able to nominate and elect a majority of our Board of Directors. The Board of Directors establishes corporate policies and has the sole authority to nominate and elect our officers to carry out those policies. Other stockholders therefore will have limited participation in our affairs.

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

        If We Are Unable To Effectively Promote Our Brand And Establish A Leading Position In The Biotechnology Marketplace, Results Of Operation And Financial Condition Will Suffer.    The Company's brand name is new and unproven. If the Company is unable to effectively promote its brand and establish a leading position in the biotechnology marketplace, our results of operations and financial condition will suffer. Company management believes that the importance of brand recognition will increase over time. In order to gain brand recognition, the Company may increase its marketing and advertising budgets to create and maintain brand loyalty.

        We May Fail to Protect Adequately Our Proprietary Technology, Which Would Allow Competitors to Take Advantage of Its Research and Development Efforts.    The Company's long-term success largely depends on its ability to market technologically competitive processes and products. If the Company fails to obtain or maintain these protections it may not be able to prevent third parties from using its proprietary rights. The Company's currently pending or future patent applications may not result in issued patents. In the United States, patent applications are confidential until patents issue, and because third parties may have filed patent applications for technology covered by its pending patent applications without the Company being aware of those applications, the Company's patent applications may not have priority over any patent applications of others. In addition, the Company's issued patents may not contain claims sufficiently broad to protect the Company against third parties with similar technologies or products or provide the Company with any competitive advantage. If a third party initiates litigation regarding the Company's patents, and is successful, a court could revoke the Company's patents or limit the scope of coverage for those patents.

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

        We May Incur Substantial Costs as a Result of Litigation or Other Proceedings Relating to Patent and Other Intellectual Property Rights.    A third party may sue us, one of our subsidiaries or one of our strategic collaborators for infringing a third-party's patent rights. Likewise, we may need to resort to litigation to enforce our patent rights or to determine the scope and validity of third-party proprietary rights.

        The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in the our favor, could be substantial, and the litigation would divert management's efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to: pay monetary damages; stop commercial activities relating to the affected products or services; obtain a license in order to continue manufacturing or marketing the affected products or services; or compete in the market with a substantially similar product.

        Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages and litigation could disrupt the Company's commercial activities.

        We May be Liable for Product Liability Claims Not Covered by Insurance.    Doctors who use the Company's processes and products, including but not limited to the Isolagen Process, and patients who have been treated by the Isolagen Process or any other process or products of the Company may bring product liability claims against the Company or its subsidiaries. While the Company has taken, and continues to take, what the Company believes are appropriate precautions, the Company may be unable to avoid significant liability exposure. The Company intends to obtain and keep in force product liability insurance sufficient to protect it from claims; however, the Company may be unable to obtain insurance in the future, or the Company may be unable to do so on acceptable terms. Any additional insurance the Company obtains may not provide adequate coverage against any asserted claims. In addition, regardless of merit or eventual outcome, product liability claims may result in: diversion of management's time and attention; expenditure of large amounts of cash on legal fees, expenses and payment of damages; decreased demand for the Company's products and services; and injury to the Company's reputation. At present, we believe we carry reasonably adequate insurance coverage against product liability claims.

        If We Are Unable To Keep Up With Rapid Technological Changes, Our Processes, Products Or Services May Become Obsolete And Unmarketable.    The field of biotechnology is characterized by significant and rapid technological change. Although we attempt to expand our technological capabilities in order to remain competitive, research and discoveries by others may make our processes, products or services obsolete. If we cannot compete effectively in the marketplace, our potential for profitability and financial position will suffer.

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

        Our Stock Price Is Highly Volatile, And Represents Significant Market Risk To An Investment In Our Common Stock.    The market price of the Common Stock is likely to be highly volatile due to risks and uncertainties described in this report, as well as other factors, including sales of substantial amounts of our stock by existing stockholders and price and volume fluctuations in the stock market which do not relate to our operating performance. During 2002, our common stock traded from $2.20 to $7.25. During 2003, our common stock traded from $4.00 to $11.00.

        Our Common Stock is Vulnerable to Pricing and Purchasing Actions That are Beyond Our Control And, Therefore, Persons Acquiring Our Shares May be Unable to Resell Their Shares At a Profit as a Result of This Volatility.    The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our testing, development or regulatory approval schedules, technological innovations or new products developed by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, economic and other external factors, all affect the market price of our securities. In addition, the realization of any of the risks described in these Risk Factors could have a significant and adverse impact on such market prices.

        Future Sales of Our Common Stock May Cause Our Stock Price to Decline. Therefore, Present Stock Prices May Not Be Indicative Of The Prices At Which You Will Be Able To Sell Shares Of Common Stock.    Our stock price may decline as a result of future sales of our shares or the perception that such sales may occur. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline.

Item 2. Properties

        The Company currently leases facilities in three locations: (a) Houston, Texas; (b) London, England, and (c) Sydney, Australia. The Houston facility is located at 2500 Wilcrest, 5th Floor, Houston, Texas 77042 and houses the corporate headquarters as well as laboratory space used for research and development and as the U.S. processing laboratory for cosmetic and dental trials.

        In September 2002, we opened our London cellular laboratory to demonstrate the efficacy of the Isolagen Process in the U. K. market. The new cellular facility, located at 59/61 Park Royal, London, NW10 7JJ, England began operations in the fourth quarter of 2002. In light of increasing demand for the Isolagen Process, we will be required to expend additional funds to increase the capacity of the operation, including addition of personnel, introduction of systems enhancements, the establishment of new facilities, and the like. While we believe that suitable facilities will be available or can be developed to suit our requirements, we are unable to estimate the cost of suitable facilities at the present time.

        In August 2003, we opened our Australia cellular laboratory in the city of Sydney to serve the Australian market, and various markets in the Pacific Rim if required regulatory approvals are received. The new cellular facility, located at 2 Lincoln Street, Lane Cove, New South Wales, Australia, 2066, began operations in August 2003.

        Our laboratories are designed as cGMP laboratories to process autologous cultured fibroblast cells for therapeutic injections used in our procedures and clinical and pivotal trials. We believe our laboratories meet FDA facilities requirements under Center for Biologics Evaluation and Research ("CBER"). The following table summarizes the approximate amount of space in square feet utilized by us at each location:

	Administrative		Warehouse	Laboratory		Total
Houston	4,900	(1)	—	3,900	(2)	8,800
London	1,300		2,900	5,200		9,400	(3)
Sydney	1,100		1,100	4,900		7,100	(4)

	7,300		4,000	14,000		25,300

1.
Certain officers granted us the use of this office space at no charge until August 2003. Beginning in September 2003, the lease rate is approximately $105,840 annually. We have a month to month lease that may be terminated at our option. The lease is with Axces, Inc., a Delaware corporation, which is owned by Michael Avignon, Michael Macaluso and Timothy Till. Management believes that the leased premises have been made available to us on terms that are superior to those available from arms-length providers of lease space. "See Certain Relationships and Related Transactions."

2.
The lease rate is approximately $60,840 annually and the term of the lease expires on March 31, 2005.

3.
The lease rate is approximately $146,640 annually and the term of the lease expires on March 24, 2010 and we have the option to cancel after March 24, 2005.

4.
The lease rate is approximately $102,240 annually and the term of the lease expires on November 19, 2004 and we have an option to renew for an additional one year.

Item 3. Legal Proceedings

        We are not currently subject to any legal proceedings, threatened or pending. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

Part II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Since December 11, 2002, our common stock has been traded on the American Stock Exchange under the symbol "ILE." Prior to December 11, 2002, our common stock was quoted on the OTC Bulletin Board under the symbol "ISLG." The market for our common stock is limited, volatile, and sporadic. The following table sets forth the range of high and low bid quotations or high and low sales prices for our common stock for each of the periods indicated as reported by the OTC Bulletin Board or the AMEX. These prices for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board and AMEX prices listed below may not represent actual transaction prices.

	December 31, 2003		December 31, 2002
	High	Low	High	Low
First Quarter	$5.60	$4.15	$7.25	$5.00
Second Quarter	$7.70	$4.00	$6.95	$2.90
Third Quarter	$11.00	$6.35	$3.75	$2.20
Fourth Quarter	$9.13	$5.10	$5.75	$3.00

Holders

        As of March 24, 2004, we had 717 shareholders of record and approximately 1,500 beneficial owners.

Dividends

        We have never paid dividends on Common Stock. Currently, we anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends on the Common Stock in the foreseeable future. We are obligated to pay $1.1 million, which was paid in the third quarter of 2003, to the former holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively, who converted their respective holdings into Common Stock shares in August 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2003, with respect to securities authorized for issuance under equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	5,849,100	$5.81	961,900
Equity compensation plans not approved by security holders	585,000	$3.07	NA

Recent Sales of Unregistered Securities

        The following information relates to securities of the Company issued or sold during the twelve months ended December 31, 2003 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

        On August 27, 2003, the Company sold an aggregate of 3,359,331 shares of its Common Stock, par value $0.001 per share, at an offering price of $6.00 per share, to a group of institutional investors. Legg Mason Wood Walker, Inc. acted as the sole placement agent for the offering. The Company relied upon and complied with Regulation D under the Securities Act of 1933 in connection with the offering, namely, an offering by the issuer not involving a public offering. The securities were sold to a limited number of institutional purchasers who each were, at the time the securities were sold, an "accredited investor" within the meaning of the rules and regulations issued under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6. Selected Consolidated Financial Data

        Our selected historical consolidated financial information presented as of December 31, 1999, 2000, 2001, 2002 and 2003 and for each of the five years ended was derived from our audited consolidated financial statements.

        This information should be read in conjunction with the historical financial statements and related notes included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data
Revenues	$445,689	$50,991	$25,482	$6,584	$121,931
License fees	—	40,000	80,000	40,000	—

Total revenues	445,689	90,991	105,482	46,584	121,931
Cost of sales	121,826	35,133	17,891	10,846	84,862

Gross profit	323,863	55,858	87,591	35,738	37,069
Selling, general and administrative expenses	7,980,757	3,994,782	715,468	265,075	1,079,356
Research and development	3,301,341	1,735,244	933,907	463,304	186,178

Operating loss	(10,958,235)	(5,674,168)	(1,561,784)	(692,641)	(1,228,465)
Other income (expense)
Interest income	40,691	208,692	17	4,891	5,902
Other income	55,663	32,421	—	—	—
Loss on disposal of asset	(406,413)	—	(8,222)	—	—
Interest expense	—	—	(82,015)	(119,326)	(84,215)

Net loss	$(11,268,294)	$(5,433,055)	$(1,652,004)	$(807,076)	$(1,306,778)

Deemed dividend associated with beneficial conversion of preferred stock	(1,244,880)	(10,178,944)	—	—	—
Preferred stock dividends	(1,087,200)	(502,661)	—	—	—

Net loss attributable to common stockholders	$(13,600,374)	$(16,114,660)	$(1,652,004)	$(807,076)	$(1,306,778)
Per share information
Net loss—basic and diluted	$(.58)	$(.36)	$(.22)	$(.29)	$(.49)
Deemed dividend associated with beneficial conversion of preferred stock	(.06)	(.67)	—	—	—
Preferred stock dividends	(.06)	(.03)	—	—	—

Net loss attributable to common stockholders	$(.70)	$(1.06)	$(.22)	$(.29)	$(.49)
Shares outstanding	19,297,865	15,205,554	7,618,947	2,822,104	2,656,598
	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data
Cash and cash equivalents	$15,935,558	$4,244,640	$1,380,824	$2,574	$60,994
Working capital (deficit)	14,367,768	2,811,160	870,377	(1,435,834)	(651,340)
Total assets	19,644,465	7,257,664	1,563,914	62,296	166,703
Total liabilities	2,380,740	2,050,734	511,514	2,290,763	1,590,052
Total stockholders equity (deficit)	17,263,725	5,206,930	1,052,400	(2,228,467)	(1,423,349)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. "Forward looking statements" include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward looking statements include: statements regarding future products or products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to numerous risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of our products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting our business that are beyond our control.

        Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors including those contained in "Risk Factors" could cause actual results to differ materially from our forward looking statements. We are under no obligation to and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

        As of December 31, 2003, the Company had a cash balance of $15.9 million. As of March 24, 2004, the Company had a cash balance of approximately $13.5 million. Our existing capital resources are adequate to finance our operations until June 30, 2005, however the long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity to meet our business objectives.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts, revenue recognition and certain accrued liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Currently the Isolagen Process is delivered through an attending physician to each patient using the Company's recommended regimen of up to three injections. Each injection has stand alone value to the patient. The Company invoices the attending physician upon that physician submitting his or her patient's tissue sample to the Company; as a result of which the contractual arrangement is between the Company and the medical professional. The amount invoiced varies directly with the number of injections requested. All orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The amount of the revenue deferral represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables,", which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

        Research and development expenses: Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with third-party contractor activities based on its estimate of management fees, site management and monitoring costs and data management costs. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.

        Intangible assets: The Company's intangible assets represent patent applications which are recorded at cost. We have filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company's technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are capitalized and will be amortized over the life of the patents. The Company reviews the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

        Stock-based compensation: We account for our stock-based compensation under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123—"Accounting for Stock Based Compensation." Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25"), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We have elected to continue following the provisions of APB No. 25. Stock options issued to other than employees or directors are recorded on the basis of their fair value as required by SFAS No. 123.

Results of Operations—Comparison of Fiscal Years Ending December 31, 2003 and 2002

        REVENUES.    Revenues increased 390% or $354,698, to $445,689 for the year ended December 31, 2003 ("Fiscal 2003") from $90,991 for the year ended December 31, 2002 ("Fiscal 2002"). The increase in revenues is primarily attributable to the commencement of operations in the United Kingdom. Included in Fiscal 2002 was $40,000 in license fees recognized which did not recur in Fiscal 2003.

        The Isolagen Process involves a patient's doctor obtaining an approximately 3 mm punch skin sample from the patient. The skin sample is packed in a container provided by us and shipped overnight to our laboratory. The Company invoices the doctor upon receipt of the skin sample. The specimen is then cultured utilizing our patented Isolagen Process. This process separates the cell, called a fibroblast, from the rest of the tissue then multiplies these fibroblasts. Approximately six (6) weeks later, approximately 1 ml of the patient's cells is sent to the doctor for treatment. Additional amounts of approximately 1 ml are available for re-injection every two (2) to three (3) weeks. We recognize one-third of the revenue associated with each treatment upon the shipment of the first injection to the patient's doctor, an additional one-third of revenue associated with each treatment is recognized upon shipment of the second injection to the patient's doctor, and the remaining one-third is recognized upon the shipment of the last injection to the patient's doctor.

        The revenues which we did recognize during Fiscal 2003 from our United Kingdom operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen

Process. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

        COST OF SALES.    Costs of sales increased 247%, or $86,693, to $121,826 in Fiscal 2003, from $35,133 in Fiscal 2002. The increase in cost of sales is primarily related to the increase in revenues generated from the commencement of operations in the UK.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses increased 100%, or $3,985,975, to $7,980,757 for Fiscal 2003 from $3,994,782 for Fiscal 2002. The major components of the approximate $4.0 million increase in selling, general and administrative expense are as follows: a) consulting expense increased by approximately $0.4 million to $1.1 million for Fiscal 2003 compared to $0.7 million for Fiscal 2002; b) salaries increased by approximately $1.2 million to $1.9 million for Fiscal 2003 compared to $0.7 million for Fiscal 2002 (these amounts include an imputed expense of $200,000 in Fiscal 2003 and an imputed expense of $400,000 in Fiscal 2002 relating to the fair market value of services provided by certain officers for which they will not be compensated); c) travel expense increased by approximately $0.4 million to $0.8 million for Fiscal 2003 compared to $0.4 million for Fiscal 2002; d) legal expense increased by approximately $0.2 million to $0.5 million for Fiscal 2003 compared to $0.3 million for Fiscal 2002; e) promotional expense increased by approximately $0.4 million to $0.6 million for Fiscal 2003 compared to $0.2 million for Fiscal 2002; and f) depreciation and amortization increased by approximately $0.7 million to $0.8 million for Fiscal 2003 compared to $0.1 million for Fiscal 2002. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries expense due to an increase in the number of employees; b) increased travel expenses related to our expansion into the United Kingdom and Australia; c) higher legal fees related to patent and business development issues; d) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom; and e) depreciation and amortization of assets placed into service during 2003 with the commencement of operations in the United Kingdom and Australia and the completion of the U.S laboratory.

        RESEARCH AND DEVELOPMENT.    Research and development expenses increased by approximately $1.6 million during the Fiscal 2003 to $3.3 million from $1.7 million for Fiscal 2002. Research and development costs are composed primarily of costs related to the Company's efforts to gain FDA approval for the Isolagen Process in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The total cumulative cost of research and development incurred through December 31, 2003 is $7.1 million. As of December 31, 2003, we believe a minimum of $3 million of additional expenditures will be required to complete this project. That estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. The Company has other research projects currently underway, including those related to repairing damaged nerves and therapies to regrow hair and to heal burned skin. However, research and development costs related to these projects were not material during the 2003 or 2002 periods. The major components of the approximately $1.6 million increase in research and development expense are as follows: a) consulting expense increased by approximately $0.9 million to $1.6 million in Fiscal 2003 compared to $0.7 million in Fiscal 2002; b) salaries increased by approximately $0.2 million to $1.1 million for Fiscal 2003 compared to $0.9 million for Fiscal 2002; and b) laboratory expense increased by approximately $0.4 million to $0.6 million for Fiscal 2003 compared to $0.2 million for Fiscal 2002.

        INTEREST INCOME.    Interest income decreased 81%, or $168,001, to $40,691 for Fiscal 2003 from $208,692 for Fiscal 2002. The decrease in interest income resulted from, among other things, a decrease in the Company's average cash balances in Fiscal 2003, and a decrease in interest rates paid on the Company's deposits.

        LOSS ON DISPOSAL OF ASSET.    Loss on disposal of asset in Fiscal 2003 of $406,413 primarily consisted of the write off of software.

        NET LOSS.    Net loss for Fiscal 2003 was $11,268,294, as compared to a net loss of $5,433,055 for Fiscal 2002. This increase in net loss is attributed primarily to salaries, travel, consulting, legal, and promotional expenses. Net loss attributable to common stockholders for Fiscal 2003 was $13,600,374 as compared to a net loss of $16,114,660 for Fiscal 2002. These amounts include $1.2 million and $10.2 million of deemed dividend associated with beneficial conversion of preferred stock for Fiscal 2003 and Fiscal 2002, respectively. These amounts include $1.1 million and $0.5 million of preferred stock dividends for Fiscal 2003 and Fiscal 2002, respectively.

Contractual Obligations

        The following table summarizes the amounts of payments due under specified contractual obligations as of December 31, 2003:

Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-Term Debt Obligations	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—
Operating Lease Obligations	$277,799	$331,862	$331,862	$539,276
Purchase Obligations	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	$—	$—	$—	$—

Total	$277,799	$331,862	$331,862	$539,276

Off-Balance Sheet Transactions

        We do not engage in material off-balance sheet transactions.

Results of Operations—Comparison of Fiscal Years Ending December 31, 2002 and 2001

        REVENUES. Revenues decreased 14% or $14,491, to $90,991 for Fiscal 2002 from $105,482 for the year ended December 31, 2001 ("Fiscal 2001"). The decrease in revenues is primarily attributable to a decrease of $40,000 in license fees recognized in Fiscal 2002, partially offset by an increase of $48,473 relating to Isolagen Process revenue in the UK.

        COST OF SALES. Costs of sales increased 96%, or $17,242, to $35,133 in Fiscal 2002 from $17,891 in Fiscal 2001. The increase in cost of sales is primarily related to the increase in revenues generated from the commencement of operations in the UK.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 458%, or $3,279,314 to $3,994,782 in Fiscal 2002, from $715,468 in Fiscal 2001. The major components of the approximately $3.3 million increase in selling, general and administrative expense are as follows: a) salaries increased by approximately $0.6 million to $0.7 million in Fiscal 2002 compared to $0.1 million in Fiscal 2001 (these amounts include an imputed expense of $400,000 in Fiscal 2002 and $155,556 in Fiscal 2001 relating to the fair market value of services provided by certain officers by which they were not compensated); b) consulting expense increased by approximately $0.6 million to $0.7 million in Fiscal 2002 compared to $0.1 million in Fiscal 2001; c) travel expense increased by approximately $0.3 million to $0.4 million in Fiscal 2002 compared to $0.1 million in Fiscal 2001; d) legal expense increased by approximately $0.2 million to $0.3 million in Fiscal 2002 compared to $0.1 million in Fiscal 2001; e) promotional expense increased by approximately $0.2 million to $0.2 million in Fiscal 2002 compared to $0.0 million in Fiscal 2001; and f) various other expenses, including rent, insurance and other office expense increased by approximately $1.0 million to $1.3 million in Fiscal 2002 compared to $0.3 million in Fiscal 2001. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries due to an increase in the number of employees; b) increased travel expenses related to our expansion into the UK and Australia; c) higher legal fees related to patent and business development issues; d) increased marketing and promotion efforts related to the commencement of operations in the UK; and e) increase in office locations due to expansion into the United Kingdom and Australia.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased by $0.8 million during the twelve months ended December 31, 2002 to $1.7 million from $0.9 million for the same period of 2001. Research and development costs are composed primarily of costs related to the Company's efforts to gain FDA approval for the Isolagen Process in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The total cumulative cost of research and development incurred through December 31, 2002 is $3.8 million. As of December 31, 2002, we believe at a minimum it will cost $4.2 million to complete this project. That estimate assumes that no further testing requirements are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval will be if FDA approval is not forthcoming in 2005. The Company has other research projects currently underway, including those related to repairing damaged nerves and therapies to regrow hair and to heal burned skin. However, research and development costs related to these projects were not material during the 2002 or 2001 periods. The major components of the approximately $0.8 million increase in research and development expense are as follows: a) consulting expense increased by approximately $0.1 million to $0.7 million in Fiscal 2002 compared to $0.6 million in Fiscal 2001. In Fiscal 2001, the Company incurred a non-cash consulting expense of $450,000 which represents the issuance of 300,000 common shares as payment for consulting services relating to a potential development of a dental product; b) salaries increased by approximately $0.5 million to $0.9 million in Fiscal 2002 compared to $0.4 million in Fiscal 2001; and c) laboratory expense increased by approximately $0.2 million to $0.2 million in Fiscal 2002 compared to $0.0 million in Fiscal 2001.

        INTEREST EXPENSE. Interest expense decreased $82,015, to $0 in Fiscal 2002, from $82,015 in Fiscal 2001. The decrease results from conversion of all of our convertible debt to equity in Fiscal 2001.

        INTEREST INCOME. Interest income increased $208,675 to $208,692 in Fiscal 2002, from $17 in Fiscal 2001. The increase is primarily due to an increase in the amount of investable assets representing the net proceeds from the issuance of Series A Preferred Stock.

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

Liquidity and Capital Resources

        OPERATING ACTIVITIES. Cash used in operating activities during Fiscal 2003 amounted to $9,297,050, as compared to the $3,968,013 of cash used in operating activities during Fiscal 2002. The increase is attributed primarily to salaries, travel, consulting, legal, and promotional expenses. The negative operating cash flows in Fiscal 2003 were financed from the Company's cash balances as of December 31, 2002 and the proceeds of equity placements, as discussed below.

        INVESTING ACTIVITIES. Cash used by investing activities during Fiscal 2003 amounted to $1,159,857 as compared to cash used by investing activities of $2,252,368 during Fiscal 2002. This decrease in cash used is due to the purchase of property and equipment for the Houston, Texas, London, England, and Sydney, Australia laboratories in Fiscal 2002.

        FINANCING ACTIVITIES. Cash provided by financing activities during Fiscal 2003 amounted to $21,931,231 consisting primarily of a) $3,919,078 raised from the issuance of preferred stock; b) $19,137,461 raised from the issuance of common stock; and c) $1,087,200 in cash dividends paid on preferred stock, as compared to cash provided by financing activities of $9,070,322 during Fiscal 2002 which consisted of proceeds from the issuance of preferred stock and common stock.

        EQUITY TRANSACTIONS. In May 2003, the Company sold in a private offering 155,750 shares of Series B Convertible Preferred Stock, par value $0.001 per share, at an offering price of $28 per share. Each share of Series B preferred stock was convertible into 8 shares of common stock at any time after issuance and accrued dividends at 6% per annum payable in cash or additional shares of Series B Preferred Stock. After deducting the costs and expenses associated with the sale, the Company received cash totaling $3,919,078. In conjunction with the private offering, the Company issued to the placement agent warrants to purchase 124,600 shares of common stock with an exercise price of $3.50 per share. The warrants are exercisable immediately after grant and expire five years thereafter. The fair value of the warrants granted to the placement agent, based on the Black-Scholes valuation model is estimated to be $2.77 per warrant. The value of the warrants granted has been offset from the proceeds received from the sale of the Series B Preferred Stock and recorded as additional paid in capital.

        The price of the Series B Preferred Stock sold was $28 per share. The market value of the Company's common stock sold on the dates that the preferred stock was sold had a range of $4.40 - $4.54 per common share. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments,", this created a beneficial conversion to the holders of the preferred stock and a deemed dividend to the preferred stockholders totaling $1,244,880 was recorded by the Company with a corresponding amount recorded as additional paid-in capital. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series B Preferred Stock limited to the value of the proceeds received.

        In August 2003, the Company sold in a private offering 3,359,331 shares of Common Stock, par value $0.001 per share, at an offering price of $6 per share. After deducting the costs and expenses associated with the sale, the Company received net cash totaling $18,455,561. In connection with this transaction, all of the Holders of the Series A and Series B Preferred Stock converted their preferred shares into common stock. We had a dividend obligation of $1.1 million, which was paid in the third quarter of 2003, to the holders of Series A and Series B Preferred Stock who converted their preferred shares into common stock.

        WORKING CAPITAL. As of December 31, 2003, the Company had a cash balance of $15.9 million. As of March 24, 2004, the Company had a cash balance of approximately $13.5 million. The Company does not have any credit facilities with which to fund ongoing working capital needs. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity capital. However, our existing capital resources are adequate to finance our existing operations until June 30, 2005. We will require substantial additional capital to expand our operations and to attain profitability, neither of which can be quantified. We are actively assessing various financing opportunities.

Other

        INFLATION. Inflation did not have a significant impact on our results during Fiscal 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to foreign currency exchange rates market risk. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Substantially all of our revenues for the year ended December 31, 2003 were derived from operations in the UK. We commenced operations in Australia in the 4th quarter of 2003. The results of operations and financial position of our foreign operations were principally measured in their respective currencies and translated into U.S. dollars. The effect of U.S. dollar currency fluctuations against the foreign currency in these countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Additionally 13% of our assets at December 31, 2003 were based in our foreign operations and translated into U.S. dollars at the foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders' equity. Accordingly, our consolidated shareholders' equity will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Item 8. Financial Statements and Supplementary Data

        The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

        As of the end of the period covered by this annual report, the Company carried out, under the supervision and with the participation of the Company's management, including the company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), an evaluation of the effectiveness of its "disclosure controls and procedures" (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

        Further, there were no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part III

Item 10. Directors and Executive Officers, of the Registrant

        The following table sets forth the names and ages of all of the directors and executive officers of Isolagen and the positions held by each such person as of March 24, 2004. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Frank DeLape	50	Chairman of the Board of Directors
William K. Boss, Jr.	54	Vice Chairman of the Board of Directors
Michael Macaluso	52	Chief Executive Officer, President, and Director
Jeffrey W. Tomz	32	Chief Financial Officer and Secretary
Steven Morrell	48	Director(1)
Henry Y.L. Toh	46	Director(1)
Ralph V. De Martino	49	Director(1)
Olga Marko	60	Senior Vice President and Director of Research
Vaughan Clift	42	Vice President of Operations
Nelson Haight	39	Controller

(1)
Messrs. Morrell, Toh and De Martino are members of the Audit, Compensation and Governance Committees.

        Biographical information with respect to the executive officers and directors of Isolagen is provided below. There are no family relationships between any present executive officers and/or directors.

        Frank DeLape. Mr. DeLape was appointed as a director to the Board of Directors on June 18, 2001. He was elected Vice President on August 10, 2001. On August 24, 2001, Mr. DeLape resigned as Vice President and was elected Chairman of the Board. Mr. DeLape is also the Chief Executive Officer at Benchmark Equity Group, Inc., a position he has held since 1994. Benchmark is a boutique merchant banking firm that focuses as facilitators and financial managers for emerging companies. Mr. DeLape is also the Managing Partner of Gemini Growth Fund, LP. Gemini Growth Fund, LP is a Small Business Investment Company licensed by the United States government.

        William K. Boss, Jr. Mr. Boss was appointed to the Board of Directors on August 10, 2001. He was elected Vice Chairman of the Board of Directors on August 24, 2001. Dr. Boss has been the founder, Chief Executive Officer and Chairman of the Board of Isolagen Technologies since its inception in 1995. Dr. Boss is a Board Certified Plastic Surgeon and serves the Hackensack Medical Center as Vice Chairman of Plastic Surgery. Dr. Boss also serves as an Assistant Clinical Professor at the University of Medicine and Dentistry in New Jersey.

        Michael Macaluso. Mr. Macaluso was appointed to the Board of Directors on June 18, 2001. He was elected President of the Company on June 21, 2001. On August 24, 2001, Mr. Macaluso resigned as President of the Company and he was appointed Chief Executive Officer. On June 18, 2003, Mr. Macaluso was appointed and President. Mr. Macaluso is a founder and principal of International Printing and Publishing ("IPP"), a position Mr. Macaluso has held since 1990. Over the past seventeen

(17) years, Mr. Macaluso has bought, managed and sold numerous companies. In 1990, he was instrumental in the financial transaction with Touche Ross' venture fund to acquire three companies, resulting in the creation of IPP. As a result of the merger of Touche Ross and Deloitte, Mr. Macaluso became a partner with Deloitte Touche. Subsequent to the merger, Mr. Macaluso negotiated the buyout of Deloitte Touche's interest and subsequently sold IPP to a large consolidator.

        Jeffrey W. Tomz. Mr. Tomz was appointed Secretary and Treasurer of the Company on June 21, 2001. He was appointed Chief Financial Officer on August 24, 2001. Mr. Tomz is also a Principal at Benchmark Equity Group, Inc. Benchmark is a boutique merchant banking firm that focuses as facilitators and financial managers for emerging companies. Mr. Tomz has served and/or is currently serving on the board of directors of investee companies, as well as Trident III, L.L.C. and Trident II, L.L.C. which are private investment funds. Mr. Tomz was a Director of InfoHighway Communication Corp., a private communication company from September 1998 to September 2000. Prior to joining Benchmark in the fall of 1997, Mr. Tomz began his career as a certified public accountant with Arthur Andersen Worldwide.

        Steven Morrell. Mr. Morrell was appointed to the Board of Directors on May 22, 2002. Since January 2001, Mr. Morrell is a Partner at Teknoinvest Management AS, which is the oldest and largest Norwegian venture capital firm investing in Scandinavia and the US in the Life Science and Information Technology sectors with $150 million under management. From February 1999 to January 2001, he was the Managing Director of a Teknoinvest portfolio company, Aquasmart International AS. From January 1998 to February 1999, he was the General Director of Veropharm Co., Ltd. Mr. Morrell has held numerous positions over the previous fourteen years including Managing Director for Merck & Co., Inc.'s subsidiary in Russia, Central Asia and Caucasia; General Director of Veropharm Co., Ltd (Russia) which is one of the largest Russian pharmaceutical companies; President of Hafslund Nycomed Pharma AG (Austria) and management consultant in McKinsey & Co., Inc. (Scandinavia). Mr. Morrell has extensive experience in pharmaceutical company management including licensing technology and products; marketing and sales; production and quality control management; as well as mergers and acquisitions. Mr. Morrell also served in the U.S. Air Force as an officer and an F-15 fighter pilot (Japan). He also currently serves as a Member of the Board of AKVAsmart ASA (Norway), Marical, Inc. (USA), Optinel Systems, Inc. (USA), CyVera Corporation (USA), and OAO Pharmacy Chain 36.6 (Russia) as well as an Observer to the Board of Cidra Corporation (USA). Mr. Morrell is fluent in English, Norwegian and German as well as conversational in Russian, and holds an MBA (with Honors) from IMD, Switzerland and a B.Sc. degree with a major in Mathematics and a minor in Aerospace Studies from Brigham Young University, USA.

        Henry Y.L Toh. Mr. Toh was appointed to the Board of Directors on January 8, 2004. He is currently serving as a director with four other publicly traded companies: He has served since 2001as a director of Teletouch Communications Inc., an AMEX listed company. He has served since 1992 as an officer and director of Acceris Communications Inc. (a publicly held Voice over IP Company). He has served as a director of National Auto Credit, Inc. (a specialized finance and entertainment company) from December 1998 to the present; and became a director and of Bigmar, Inc. (a Swiss pharmaceuticals company) from 2002 through February 2004; and he became a director of Crown Financial Group, Inc. (a registered broker-dealer in March 2004). He has also served since 1992 as an officer and director of Four M International, Inc. (a privately held offshore investment entity). Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in International Taxation and Mergers and Acquisitions. Mr. Toh is a graduate of Rice University.

        Ralph V. De Martino. Mr. De Martino was appointed to the Board in December 2002. Since January 2003, Mr. De Martino is the managing partner of the Washington, DC office of the law firm Dilworth Paxson, LLP and was recently appointed the National Chair of the Securities Department for the firm. (Dilworth Paxon, LLP provides legal services to the Company.) From 1983 to December 2002,

Mr. De Martino served as the managing principal of the law firm of De Martino Finkelstein Rosen & Virga. Mr. De Martino attended Bucknell University (Bachelor of Science in Business Administration, cum laude, 1976, Accounting, with departmental honors) and the George Washington University National Law Center (Juris Doctor, with honors, 1979). Mr. De Martino practices in the areas of securities and corporate law. From 1999 through 2001, Mr. De Martino served on the Board of Directors and Audit Committee of Commodore Cruise Lines.

        Olga Marko. Ms. Marko was appointed Vice President of the Company on August 10, 2001. She assumed the role of Senior Vice President and Director of Research on August 24, 2001. Ms. Marko has served as Vice President and Director of Research at Isolagen Technologies since its inception in 1995. Prior to incorporating Isolagen Technologies with Dr. Boss, Ms. Marko worked for Merck and Company in the Department of Molecular Pharmacology, Memorial Sloan Kettering and Advanced Tissue Sciences. Her focus, at Merck, involved new drug development, as well as mentoring a group of more than 45 scientists, in the area of tissue culture. During this time, she developed a number of new techniques which improved transfections and receptor expression. In addition, she also developed unique stem cell lines from bone marrow, which were related to animal and human origin. While at Advanced Tissue Sciences, she was instrumental in developing "in vitro", full thickness skin. She was the first to successfully cultivate melanocytes in culture while she was at Memorial Sloan Kettering research institution in New York. Ms. Marko's basic research in academic institutions included cancer research, onco-virology, metastatic involvement, skin cells biology, and wound/burn treatment. The research in wound/burn treatment was done in collaboration with the Cornell University Burn Unit and Rockefeller University. Her industrial experience also included validating the effect of drugs for AIDS treatment and its immuno responses. Ms. Marko established a number of very unique cell lines and holds a number of patents as a result of her work. Ms. Marko has been published in such prestigious, internationally, multi-faceted journals as Science, Nature and the Proceedings of the National Academy, as well as many "niche" publications. She has also co-authored a number of chapters in books relating to tissue culture and medical sciences. Ms. Marko has over thirty-six (36) years in basic research uncovering numerous opportunities for the development of cell lines for specific applications. Ms. Marko has a BS in Biochemistry/Microbiology with graduate work and extensive commercial experience in cell biology. Her experience involves diverse, yet related, fields including cell biology, transplantation, immunology, biochemistry, molecular biology and virology.

        Vaughan L Clift, M.D. Dr. Clift was appointed Vice President of Operations on May 28, 2002. He is in charge of the science aspects, regulatory affairs and manufacturing performance of the Company for all products. From January 2001 to May 2002, Dr. Clift did various research on Home Oxygen Therapy Systems while developing an oxygen system for NASA. From July 1997 to January 2001, he was Chief Scientist of DBCD, Inc., a NASA spin-off medical device company that mass-produced a range of blood diagnostic products for the human and veterinary market. From May 1992 to June 1997, Dr. Clift was Chief Scientist for Lockheed Martin's Human Spaceflight SPDEO contract. Dr. Clift has received a number of international and federal awards, served as keynote speaker at several international clinical biochemistry conferences, addressed the first combined International Red Cross and WHO meeting in Geneva, was recognized as one of NASA's top ten scientists and was the subject of a television documentary "NASA Man". He has clinical, manufacturing and FDA experience in integrating automated scaled manufacturing processes.

        Nelson Haight. Mr. Haight was appointed Controller of the Company on January 8, 2003. Prior to joining the Company, Mr. Haight held various finance and accounting positions with Petroleum Geo-Services ASA, a Norwegian oilfield services company, from November 1996 to May 2002, as well as Copano Field Services LLC, an independent oil and gas exploration company from January 1995 to November 1996. He began his career as a certified public accountant with Arthur Andersen Worldwide.

        The information in the sections entitled "Election of Directors," "Information Regarding the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Business Conduct and Ethics" in the Proxy Statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2003 (the "Proxy Statement") is incorporated herein by reference.

Item 11. Executive Compensation

        The Company incorporates herein by reference the applicable information regarding executive compensation from the Company's definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The Company incorporates herein by reference the applicable information regarding security ownership of certain beneficial owners and management from the Company's definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

        The Company incorporates herein by reference the applicable information regarding certain relationships and related transactions from the Company's definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

        The Company incorporates herein by reference the applicable information regarding principal accountant fees and services from the Company's definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following financial statements and those financial statements schedules required by Item 8 hereof are filed as part of this report:

        1.     Financial Statements:

    •
    Report of Independent Public Accountants

    •
    Consolidated Balance Sheets as of December 31, 2003 and 2002

    •
    Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

    •
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

    •
    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

    •
    Notes to Consolidated Financial Statements

        2.     Financial Statement Schedules:

        All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(b)
Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.		IDENTIFICATION OF EXHIBIT
2		Agreement and Plan of Merger by and among American Financial Holding, Inc., ISO Acquisition Corp., Isolagen Technologies, Inc., Gemini IX, Inc., and William K. Boss, Jr., Olga Marko and Dennis McGill dated August 1, 2001(1)
3	(i)	Amended Certificate of Incorporation(8)
3	(ii)	Bylaws(2)
4.1		Specimen of Common Stock certificate(3)
4.2		Certificate of Designations of Series A Convertible Preferred Stock(8)
4.3		Certificate of Designations of Series B Convertible Preferred Stock(6)
4.4		Letter of Transmittal for holders of promissory notes of Isolagen Technologies, Inc.(1)
4.5		Letter of Transmittal for stockholders of Isolagen Technologies, Inc.(1)
4.6		Letter of Transmittal for stockholders of Gemini IX, Inc.(1)
10.1		2003 Stock Option and Stock Appreciation Rights Plan(4)
10.2		2001 Stock Option and Appreciation Rights Plan(5)
10.3		Employment Agreement dated August 10, 2001 between Isolagen, Inc. and Olga Marko(8)
10.4		"Intentionally Blank"
10.5		Employment Agreement dated May 28, 2002 between Isolagen, Inc. and Vaughan Clift(8)
10.6		Employment Agreement dated September 5, 2003 between Isolagen, Inc. and Frank DeLape(8)
10.7		Employment Agreement dated September 5, 2003 between Isolagen, Inc. and Michael Macaluso(8)
10.8		Employment Agreement dated September 5, 2003 between Isolagen, Inc. and Jeffrey W. Tomz(8)
10.9		Employment Agreement dated August 10, 2001 between Isolagen, Inc. and William K. Boss, as amended on February 28, 2002(8)
10.10		"Intentionally Blank"
10.11		Lease Agreement dated March 24, 2002 by and between the Registrant as Lessee and Claire O Aceti Gbmh as Lessor(8)
10.12		Lease Agreement dated November 20, 2002 by and between the Registrant as Lessee and Lego Australia Pty Limited as Lessor(8)
10.13		Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners(9)
14		Code of Ethics(10)
21		List of Subsidiaries(7)
23.1		Consent of Pannell Kerr Forster of Texas, P.C.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(10).
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(10).
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10).
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10).

(1)
Previously filed as exhibit to the Registrant's Form 8-K as filed on August 22, 2001 and is incorporated by reference hereto.

(2)
Previously filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991 and is incorporated by reference hereto.

(3)
Previously filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and is incorporated by reference hereto.

(4)
Previously filed as appendix to the Registrant's Definitive Proxy Statement (DEF14A) filed with the SEC in connection with the 2003 Annual Stockholder Meeting and is incorporated by reference hereto.

(5)
Previously filed as appendix to the Registrant's Definitive Proxy Statement (DEF14A) filed with the SEC in connection with the 2001 Annual Stockholder Meeting and is incorporated by reference hereto.

(6)
Previously filed as appendix to the Registrant's Form 10-Q as filed on May 15, 2003 and is incorporated by reference hereto.

(7)
Previously filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and is incorporated by reference hereto.

(8)
Previously filed as appendix to the Registrant's Form S-1 as filed as filed on September 12, 2003 and is incorporated by reference hereto.

(9)
Previously filed as appendix to the Registrant's amended Form S-1 as filed as filed on October 24, 2003 and is incorporated by reference hereto.

(10)
Filed herewith.

(c)
Reports on Form 8-K.

        During the quarter ended December 31, 2003, the Company filed four reports on Form 8-K:

    •
    October 27, 2003—The Company issued a press release on its restatement of financial statements

    •
    November 20, 2003—The Company issued a press release on its positive results in the U.K.

    •
    December 3, 2003—The Company issues a press release on its positive results in its Dental Study.

    •
    December 16, 2003—The Company issued a press release on its manufacturing system breakthrough.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Isolagen, Inc.
By:	/s/ JEFFREY W. TOMZ

Jeffrey W. Tomz, Chief Financial Officer and Principal Accounting Officer
Date:	March 26, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ FRANK DELAPE Frank DeLape	Chairman of the Board	March 26, 2004
/s/ WILLIAM K. BOSS, JR. William K. Boss, Jr.	Vice Chairman of the Board	March 26, 2004
/s/ MICHAEL MACALUSO Michael Macaluso	Chief Executive Officer, President and Director	March 26, 2004
/s/ JEFFREY W. TOMZ Jeffrey W. Tomz	Chief Financial Officer	March 26, 2004
/s/ STEVEN MORRELL Steven Morrell	Director	March 26, 2004
/s/ HENRY TOH Henry Toh	Director	March 26, 2004
/s/ RALPH DE MARTINO Ralph De Martino	Director	March 26, 2004

Isolagen, Inc.

(A Development Stage Company)

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Isolagen, Inc.

        We have audited the accompanying consolidated balance sheets of Isolagen, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003 and the cumulative amounts during the development stage (Inception December 28, 1995 to December 31, 2003). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isolagen, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 and the cumulative amounts for the period from Inception to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, TX
February 17, 2004

Isolagen, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$15,935,558	$4,244,640
Inventory	259,695	138,910
Accounts receivable, net of allowance for doubtful accounts	207,202	40,204
Other receivables	91,545	153,583
Prepaid expenses	254,508	284,557

Total current assets	16,748,508	4,861,894

Property and equipment, net	2,221,838	2,159,913
Intangible assets	540,000	—
Other assets	134,119	235,857

Total assets	$19,644,465	$7,257,664

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,460,478	$1,881,236
Accrued expenses	535,975	112,224
Deferred revenue	384,287	57,274

Total current liabilities	2,380,740	2,050,734

Commitments and contingencies
Shareholders' equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	3,039
Common stock, $.001 par value; 50,000,000 shares authorized	26,672	15,228
Additional paid-in capital	50,862,258	25,573,999
Other comprehensive income	374,380	13,875
Accumulated deficit during development stage	(33,999,585)	(20,399,211)

Total shareholders' equity	17,263,725	5,206,930

Total liabilities and shareholder's equity	$19,644,465	$7,257,664

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

				Cumulative Period from December 28, 1995 (date of inception) to December 31, 2003
	For the Year Ended December 31,
	2003	2002	2001
Revenues
Sales	$445,689	$50,991	$25,482	$1,886,794
License fees	—	40,000	80,000	260,000

Total revenues	445,689	90,991	105,482	2,146,794
Cost of sales	121,826	35,133	17,891	559,418

Gross profit	323,863	55,858	87,591	1,587,376
Selling, general and administrative expenses	7,980,757	3,994,782	715,468	15,141,416
Research and development	3,301,341	1,735,244	933,907	7,071,461

Operating loss	(10,958,235)	(5,674,168)	(1,561,784)	(20,625,501)
Other income (expense)
Interest income	40,691	208,692	17	277,780
Other income	55,663	32,421	—	88,084
Loss on disposal of asset	(406,413)	—	(8,222)	(414,635)
Interest expense	—	—	(82,015)	(311,628)

Net loss	$(11,268,294)	$(5,433,055)	$(1,652,004)	$(20,985,900)

Deemed dividend associated with beneficial conversion of preferred stock	(1,244,880)	(10,178,944)	—	(11,423,824)
Preferred stock dividends	(1,087,200)	(502,661)	—	(1,589,861)

Net loss attributable to common shareholders	$(13,600,374)	$(16,114,660)	$(1,652,004)	$(33,999,585)

Per share information
Net loss—basic and diluted	$(0.58)	$(0.36)	$(0.22)	$(3.06)
Deemed dividend associated with beneficial conversion of preferred stock	(0.06)	(0.67)	—	(1.67)
Preferred stock dividends	(0.06)	(0.03)	—	(0.23)

Net loss per common share—basic and diluted	$(0.70)	$(1.06)	$(0.22)	$(4.96)

Weighted average number of basic and diluted common shares outstanding	19,297,865	15,205,554	7,618,947	6,848,333

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders' Equity

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Accumulated Deficit During Development Stage		Treasury Stock
												Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital		Other Comprehensive Income	Number of Shares	Amount
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	$—	$—	—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	(270,468)	—	—	—	(270,468)

Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	$(270,468)	$—	—	$—	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	(52,550)	—	—	—	(52,550)

Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	$(323,018)	$—	—	$—	$(40,683)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	$—	$—	—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	—	—	2,400	(50,280)	(50,280)
Net loss	—	—	—	—	—	—	—	(195,675)	—	—	—	(195,675)

Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	$(518,693)	$—	2,400	$(50,280)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	(1,306,778)	—	—	—	(1,306,778)

Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	$(1,825,471)	$—	2,400	$(50,280)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	(807,076)	—	—	—	(807,076)

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders' Equity (Continued)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Accumulated Deficit During Development Stage		Treasury Stock
												Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital		Other Comprehensive Income	Number of Shares	Amount
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	$(2,632,547)	$—	2,400	$(50,280)	$(2,228,467)
Issuance of common stock for services on 7/1/01	—	—	—	—	156,960	157	(101)	—	—	—	—	56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	—	—	(2,400)	50,280	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	55,556	—	—	—	—	55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	(1,652,004)	—	—	—	(1,652,004)

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders' Equity (Continued)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Deficit During Development Stage		Treasury Stock
												Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital		Other Comprehensive Income	Number of Shares	Amount
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	$(4,284,551)	$—	—	$—	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	(502,661)	—	—	—	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	(10,178,944)	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(5,433,055)	—	—	—	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	13,875	—	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders' Equity (Continued)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Accumulated Deficit During Development Stage		Treasury Stock
												Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital		Other Comprehensive Income	Number of Shares	Amount
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	$(20,399,211)	$13,875	—	$—	$5,206,930
Issuance of common stock for cash on 1/7/03	—	—	—	—	61,600	62	92,338	—	—	—	—	92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/02	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock- 2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock- 2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	—	—	—	—	—	—	—	(1,087,200)	—	—	—	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	(1,244,880)	—	—	—	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(11,268,294)	—	—	—	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	360,505	—	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	$(33,999,585)	$374,380	—	$—	$17,263,725

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

				Cumulative Period from December 28, 1995 (date of inception) to December 31, 2003
	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(11,268,294)	$(5,433,055)	$(1,652,004)	$(20,985,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity awards issued for services	412,812	157,704	788,970	1,622,595
Uncompensated contribution of services	200,000	400,000	155,556	755,556
Depreciation	835,430	99,812	15,368	1,002,959
Loss on disposal of property and equipment	406,413	—	8,222	414,635
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(166,998)	(39,137)	1,288	(207,203)
Decrease (increase) in other receivables	62,038	(153,583)	—	(91,545)
Decrease in inventory	(120,785)	(138,910)	—	(259,695)
Decrease (increase) in prepaid expenses	30,049	(284,557)	—	(254,508)
Decrease (increase) in other assets	(17,721)	(115,507)	25,420	(133,228)
Increase (decrease) in accounts payable	(420,758)	1,673,040	59,932	1,460,478
Increase in accrued expenses	423,751	88,906	13,045	535,975
Increase (decrease) in deferred revenue	327,013	(222,726)	(80,000)	384,288

Net cash used in operating activities	(9,297,050)	(3,968,013)	(664,203)	(15,755,593)

Cash flows from investing activities
Purchase of property and equipment	(1,193,157)	(2,252,368)	—	(3,529,821)
Proceeds from the sale of property and equipment	33,300	—	1,000	34,300

Net cash provided by (used in) operating activities	(1,159,857)	(2,252,368)	1,000	(3,495,521)

Cash flows from financing activities
Proceeds from convertible debt	—	—	—	1,450,000
Proceeds from notes payable to shareholders	—	—	30,000	135,667
Proceeds from the issuance of preferred stock	3,919,078	9,012,722	—	12,931,800
Proceeds from the issuance of common stock	19,137,461	57,600	2,060,000	21,662,871
Cash dividends paid on preferred stock	(1,087,200)	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	(38,108)	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)	(48,547)
Repurchase of common stock	—	—	—	(50,280)

Net cash provided by financing activities	21,931,231	9,070,322	2,041,453	34,956,203

Effect of exchange rate changes on cash balances	216,594	13,875	—	230,469
Net increase in cash and cash equivalents	11,690,918	2,863,816	1,378,250	15,935,558
Cash and cash equivalents, beginning of period	4,244,640	1,380,824	2,574	—

Cash and cash equivalents, end of period	$15,935,558	$4,244,640	$1,380,824	$15,935,558

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$1,020	$150,283

Deemed dividend associated with beneficial conversion of preferred stock	$1,244,880	$10,178,944	$—	$11,423,824

Preferred stock dividend	$1,087,200	$502,661	$—	$1,589,861

Equity awards issued for services	$412,812	$157,704	$788,970	$1,622,595

Uncompensated contribution of services	$200,000	$400,000	$155,556	$755,556

Common stock issued for Intellectual Property	$540,000	$—	$—	$540,000

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation, Business and Organization

        Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation ("Isolagen" or the "Company") is the parent company of Isolagen Technologies, Inc., a Delaware corporation ("Isolagen Technologies"). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Europe"). Isolagen Technologies is the parent company of Isolagen Australia Pty Limited, a company organized under the laws of Australia and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Australia"). Isolagen Technologies is the parent company of Isolagen International, a company organized under the laws of Switzerland and wholly-owned subsidiary of Isolagen Technologies ("Isolagen Switzerland"). The common stock of the Company, par value $0.001 per share, ("Common Stock") is traded on the American Stock Exchange ("AMEX") under the symbol "ILE."

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

        As a result, a 397 patient retrospective study has been completed. The results demonstrated both safety and efficacy as Phase II data. Using Isolagen Technologies recently completed cGMP laboratory facility in Houston, Texas, several studies are taking place. These include: dosage management, dental application relating to gum and bone, cosmetic correction and scarring. They are operational under currently active INDs with the FDA. The Company anticipates that these INDs are scheduled for License Application (approval) by the FDA in 2005, although there can be no assurance that such approval will be obtained or obtained on a timely basis.

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

        Through December 31, 2003, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its UK operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2004. The Company will finance its operations primarily through its existing cash and future financing.

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

        As of December 31, 2003, the Company had a cash balance of $15,935,558. The Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2005. The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise additional debt and equity to meet its business objectives.

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

        Since AFH and Gemini had no operations and limited assets at the time of the Merger, the merger has been accounted for as a recapitalization of Isolagen Technologies and an issuance of common stock by Isolagen Technologies for the net assets of AFH and Gemini. In the recapitalization, Isolagen Technologies is treated as having affected (i) a 27.8694 for 1 stock split, whereby the 195,707 shares of its common stock outstanding immediately prior to the merger are converted into the 5,453,977 shares of common stock received and held by the Isolagen Technologies stockholders immediately after the merger, and (ii) a change in the par value of its common stock, from $0.01 per share to $0.001 per share. The stock split and change in par value have been reflected in the accompanying consolidated financial statements by retroactively restating all share and per share amounts. The stock issuances are accounted for as the issuance of (i) 3,942,400 shares for the net assets of Gemini, recorded at their book value, and (ii) the issuance of 3,899,547 shares (the number of shares AFH had outstanding immediately prior to the Merger) for the net assets of AFH, recorded at their book value.

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

        The financial statements presented include Isolagen, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Isolagen Technologies was, for accounting purposes, the surviving entity of the Merger, and accordingly for the periods prior to the Merger, the financial statements reflect the financial position, results of operations and cash flows of Isolagen Technologies. The assets, liabilities, operations and cash flows of AFH and Gemini are included in the consolidated financial statements from August 10, 2001 onward.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

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

        The Company is subject to risks common to companies in the development stage including, but not limited to, development of new products, development of markets and distribution channels, dependence on key personnel, and the ability to obtain additional capital as needed to fund its business plans. The Company has a limited operating history and has yet to generate any significant revenues from customers. To date, the Company has been funded by private debt and equity financings. The Company's ultimate success is dependent upon its ability to raise additional capital and to successfully develop and market its products.

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

Earnings per share data

        Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants and convertible preferred stock (calculated based on the treasury stock method). The Company does not present diluted earnings per share for years in which it incurred net losses as the effect of potentially dilutive shares is antidilutive.

Stock-based compensation

        The Company accounts for its stock-based compensation under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25"), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company has elected to continue following the provisions of APB No. 25. Stock options issued to other than employees or directors are recorded on the basis of their fair value as required by SFAS No. 123.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results. While Isolagen continues to utilize the disclosure-only provisions of SFAS No. 123, the Company has modified its disclosures to comply with SFAS No. 148.

        Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant date in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Year ended December 31,
	2003	2002	2001
Net loss—as reported	$(11,268,294)	$(5,433,055)	$(1,652,004)
Less: total stock based employee compensation determined under fair value based method for all awards granted to employees, net of related tax effect	$(1,540,157)	$(1,008,562)	$(149,564)

Net loss—pro forma	$(12,808,451)	$(6,441,617)	$(1,801,568)

Net loss per share—as reported
Basic and diluted	$(0.58)	$(0.36)	$(0.22)
Net loss per share—pro forma
Basic and diluted	$(0.66)	$(0.42)	$(0.24)

        In computing the pro forma information presented above, the Company used the Black Scholes model with the following weighted average assumptions

	Year ended December 31,
	2003	2002	2001
Expected life (years)	3 years	6 years	6 years
Interest rate	4%	4%	4%
Dividend yield	—	—	—
Volatility	71-80%	129%	98%

        The weighted average fair value at date of grant for options granted during 2003, 2002 and 2001 was $2.86, $3.96 and $1.12, respectively, per option.

Income taxes

        An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities arise from temporary differences between income tax and financial reporting basis of assets and liabilities and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes. Deferred tax assets and liabilities are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

        Currently the Isolagen Process is delivered through an attending physician to each patient using the Company's recommended regimen of up to three injections. Each injection has stand alone value to the patient. The Company invoices the attending physician upon that physician submitting his or her patient's tissue sample to the Company, as a result of which the contractual arrangement is between the Company and the medical professional. The amount invoiced varies directly with the number of injections requested. All orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The amount of the revenue deferred represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

Intangible assets

        The Company's intangible assets represent patent applications which are recorded at cost. We have filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company's technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are capitalized and will be amortized over the life of the patents. The Company reviews the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

Promotional incentives

        The Company periodically offers promotional incentives to physicians on a case-by-case basis. Promotional incentives are provided to physicians in the form of "at no charge' Isolagen Treatments and Isolagen Treatments offered at a discount from the suggested price list. The Company does not receive any identifiable benefit from the physicians in exchange for any promotional incentives granted.

        In accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," the Company does not record any revenue related to "at no charge' Isolagen Treatments and the cost to provide such treatments is expensed as incurred. The Company records any discounts granted as a reduction in revenue (i.e., net revenue after discount) from that specific transaction.

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

Research and development expenses

        Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with third-party contractor activities based on its estimate of management fees, site management and monitoring costs and data management costs. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.

Shipping and handling costs

        The Company typically does not charge customers for shipping and handling costs. These costs are included in selling, general and administrative expenses and totaled $0.1 million for 2003 and $0 for 2002.

Advertising cost

        Advertising costs are expensed as incurred and include the costs of public relations activities in Europe and Australia. These costs are included in selling, general and administrative expenses and totaled $0.4 million for 2003 and $0 for 2002.

Recent accounting pronouncements

        In December 2002, the EITF issued EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires that revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires that revenue or any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has applied the requirement of EITF 00-21. The application of EITF 00-21 did not have a material impact on its results of operations or financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003 must be consolidated effective July 1, 2003. The Company adopted FIN 46 in the quarter ended June 30, 2003, and it did not have an impact on the Company's financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003, and it did not have an impact on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted in the quarter ended June 30, 2003 and it did not have an impact of the Company's financial positions or results of operations.

Note 3—Property and Equipment

        Property and equipment is comprised of:

	December 31,
	2003	2002
Lab equipment	$1,124,697	$682,640
Computer equipment	227,743	333,826
Office furniture and fixtures	41,468	20,536
Leasehold improvements	1,835,236	1,274,146

	3,229,144	2,311,148
Less: Accumulated depreciation	(1,007,306)	(151,235)

Property and equipment, net	$2,221,838	$2,159,913

Note 4—Intangible Assets

        Effective January 31, 2003, the Company entered into an Intellectual Property Purchase Agreement to acquire two pending patent applications titled "Augmentation and Repair of Vocal Cord Tissue Defects" and "A Method of Using Autologous Fibroblasts to Promote Healing of Wounds and Fistulas.". As consideration, the Company issued the seller, on March 31, 2003, 100,000 shares of its Common Stock and royalty equal to (a) 5% of all revenues recognized by the Company or its Affiliates from commercial application of the Intellectual Property made, provided, distributed, sold or manufactured directly by the Company or its Affiliates, or (b) 25% of all revenues recognized by the Company or its Affiliates from licensing, sublicensing, transferring or selling the Intellectual Property to a third party, without offset or deduction for general and administrative or operating costs, subject to a total maximum royalty of $2 million. The Company has recorded an intangible asset of $540,000 related to the acquisition of the Intellectual Property and intends to amortize this cost over the life of any future patent granted.

Note 5—Federal Income Taxes

        The Company and its domestic subsidiary file a consolidated U.S. Federal income tax return. The Company's foreign subsidiaries file income tax returns in their respective jurisdictions. The components of the net loss were:

	Year ended December 31,
	2003	2002	2001
US	$7,494,993	$4,069,592	$1,652,004
Non-US	$3,773,301	$1,363,463	$—

	$11,268,294	$5,433,055	$1,652,004

        The components of the Company's deferred tax assets at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Loss carryforwards	$5,475,308	$4,467,456
Deferred tax liabilities:
Property and equipment	(134,141)	—
Deferred revenue	(130,183)	(19,473)

	5,210,984	4,447,983
Less: Valuation allowance	(5,210,984)	(4,447,983)

	$—	$—

        As of December 31, 2003, the Company had generated US net operating loss carryforwards, and net loss carryforwards in certain non-US jurisdictions of approximately $16,100,000 which expire at various dates beginning in 2004. These net operating loss carryforwards are available to reduce future taxable income. However, a, change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its U.S. net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expirations dates it may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2003 and 2002. The valuation allowance increased $763,001 during 2003 due to the Company's current period net loss.

Note 6—Commitments and Contingencies

Leases

        The Company has entered into leases for office, warehouse and laboratory facilities in London, England and Sydney, Australia under third party non-cancelable operating leases through 2010. Future minimum lease commitments at December 31, 2003 are as follows:

Year Ending December 31
2004	$277,799
2005	165,931
2006	165,931
2007	165,931
2008	165,931
Thereafter	539,276

Total	$1,480,799

        For the years ended December 31, 2003, 2002 and 2001, rental expense totaled $359,065, $105,206, and $101,988, respectively.

        Certain officers of the Company provide office space and laboratory facilities in Houston, Texas at no charge until August 2003. Beginning September 2003, the lease rate is approximately $1.80 per month per square foot.

License agreement

        In 2000, the Company granted exclusive rights to develop and market its technologies and products within Japan. Should the development efforts result in a marketable product, the Company will receive royalties based on product sales. Upon execution of the license agreement, the Company received an initial up-front fee of $400,000 which was deferred and will be recognized on a ratable basis over the five year term of the agreement in accordance with the terms of the agreement. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $0, $40,000, and $80,000, respectively, of contract revenues pursuant to this agreement.

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

Distribution agreement

        In April 2003, the Company entered into a distribution agreement with Equipmed Pty. Ltd ("Equipmed"). Equipmed has the exclusive right as the Company's distributor in Australia and New Zealand of services utilizing the Company's technology for its autologous cellular system for soft tissue regeneration and other therapies in the cosmetic dermatological surgery markets (i.e., exclusively for wrinkle and acne reduction) within Australia and New Zealand.

Employment agreements

        The Company has entered into employment agreements with Olga Marko, William K. Boss, Jr., Vaughan Clift, Frank DeLape, Michael Macaluso and Jeffrey Tomz.

        Mrs. Marko entered into an employment agreement, dated August 10, 2001, for a term of sixty (60) months at an annual base salary of $130,000. The base salary shall increase on an annual basis by the same percentage that the Consumer Price Index has increased during the same time frame or at the direction of the Board of Directors, whichever is higher. Mrs. Marko is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated without cause, Mrs. Marko will be entitled to a twelve (12) month severance payment.

        Dr. Boss entered into an employment agreement, dated August 10, 2001, and later amended on February 28, 2002 as follows: (a) during the first year of the term, Dr. Boss will receive 60,000 shares of Common Stock; (b) an annual compensation of $50,000 for 2002; and (c) an annual compensation of $60,000 for 2003. For this compensation, Dr. Boss agrees to devote 25 mutually agreeable days of service per year as requested by us. If the employment agreement is terminated without cause, Dr. Boss will be entitled to a three (3) month severance payment.

        Mr. Clift entered into an employment agreement, dated May 28, 2002, for a term of thirty-six (36) months at an annual base salary of $175,500. Mr. Clift is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated without cause, Mr. Clift will be entitled to a two (2) month severance payment.

        Mr. DeLape entered into an employment agreement dated September 5, 2003, with an initial term ending July 31, 2006 and providing for a base salary of $325,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. DeLape is entitled to receive an annual bonus in an amount to be determined by the Compensation Committee. If Mr. DeLape's performance satisfies criteria to be established by the Compensation Committee, his target bonus will be 38.5% of his annual salary. The agreement also provides that Mr. DeLape will receive employee stock options to purchase 300,000 shares of Common Stock at an exercise price equal to the average closing transaction price on the ten trading days preceding the grant. 300,000 options were granted to Mr. DeLape on September 5, 2003 with an exercise price of $9.81. The option will have a term of ten years and will vest and become exercisable ratably over the last six calendar quarters of his employment agreement. The vesting of the option will accelerate in the event of a change in control of the Company, the sale of substantially all of the assets of the Company or the merger out of existence of the Company. The agreement also provides Mr. DeLape with disability and life insurance benefits, a car allowance and wireless communications benefits. Mr. DeLape's employment may be terminated at any time, provided that if his employment is terminated without "Cause" or if he terminates his employment for "Good Reason" as those terms are defined in the agreement, he will be entitled to receive a severance payment equal to the greater of (i) the salary payable over the remaining term of his agreement or (ii) eighteen months salary, as well as a bonus computed on the basis of the greater of (a) the amount determined under the agreement by the Compensation Committee or (b) $70,000.

        Mr. Macaluso entered into an employment agreement dated September 5, 2003, with an initial term ending July 31, 2006 and providing for a base salary of $300,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Macaluso is entitled to receive an annual bonus in an amount to be determined by the Compensation Committee. If Mr. Macaluso's performance satisfies criteria to be established by the Compensation Committee, his target bonus will be 40% of his annual salary. The agreement also provides that Mr. Macaluso will receive employee stock options to purchase 300,000 shares of Common Stock at an exercise price equal to the average closing transaction price on the ten trading days preceding the grant. 300,000 options were granted to Mr. Macaluso on September 5, 2003 with an exercise price of $9.81. The option will have a term of ten years and will vest and become exercisable ratably over the last six calendar quarters of his employment agreement. The vesting of the option will accelerate in the event of a change in control of the Company, the sale of substantially all of the assets of the Company or the merger out of existence of the Company. The agreement also provides Mr. Macaluso with disability and life insurance benefits, a car allowance and wireless communications benefits. Mr. Macaluso's employment may be terminated at any time, provided that if his employment is terminated without "Cause" or if he terminates his employment for "Good Reason" as those terms are defined in the agreement, he will be entitled to receive a severance payment equal to the greater of (i) the salary payable over the remaining term of his agreement or (ii) eighteen months salary, as well as a bonus computed on the basis of the greater of (a) the amount determined under the agreement by the Compensation Committee or (b) $70,000.

        Mr. Tomz entered into an employment agreement dated September 5, 2003 with an initial term ending July 15, 2005 and providing for a base salary of $200,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Tomz is entitled to receive an annual bonus in an amount to be determined by the Compensation Committee. If Mr. Tomz's performance satisfies criteria to be established by the Compensation Committee, his target bonus will be 30% of his annual salary. Mr. Tomz's employment may be terminated at any time, provided that if his employment is terminated without "Cause" or if he terminates his employment for "Good Reason" as those terms are defined in the agreement, he will be entitled to a six month severance payment. In the event of a change in control of the Company, the sale of substantially all of the assets of the Company, a merger of the Company in which the Company is not the surviving entity, or the termination of his employment (other than for Cause) the vesting of any options owned by him shall accelerate.

Consulting agreement

        Effective August 20, 2001, the Company entered into an agreement with Cato Research Ltd. to provide drug development, regulatory advisory and other services. Pursuant to the terms of the agreement, the Company issued 133,333 shares of restricted common stock with an assigned value of $200,000 as a retainer fee, which was capitalized as a prepaid expense. As services are rendered, 80% of the invoiced amount is payable in cash with the remaining 20% payable through a reduction in the retainer fee. At December 31, 2002, $120,350 was capitalized as other assets related to this agreement. On March 31, 2003, the agreement with Cato Research Ltd. was terminated and 79,382 shares of restricted common stock were cancelled.

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

Note 7—Equity, Stock Plan and Warrants

Uncompensated contributed services

        From the date of the Merger through July 15, 2003, the Company did not pay compensation to certain officers and directors. Accordingly, the Company recorded imputed compensation expense for the estimated fair value of these services. The uncompensated contributed services recorded totaled $200,000, $400,000 and $155,556 for the years ended December 31, 2003, 2002 and 2001, respectively. The value of the contributed services was based upon the Company's estimate of their fair market value. This contribution of services was recorded as an increase to compensation expense and increase in additional paid in capital.

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

        As discussed in Note 1, the Company became a publicly traded enterprise as a result of the Merger. Non cash transactions involving the issuance of equity instruments prior to the Merger were recorded at the fair value of the goods or services received, while transactions occurring after the Merger were recorded at the fair value of the equity instruments issued, which were determined based on quoted market prices.

Common Stock

        In August 2003, the Company sold in a private offering 3,359,331 shares of Common Stock, par value $0.001 per share, at an offering price of $6 per share. After deducting the costs and expenses associated with the sale, the Company received net cash totaling $18,455,561.

        During the year ended December 31, 2003, the Company issued 400,600 shares of common stock upon the exercise of stock options for cash exercise proceeds totaling $681,900 and issued 327,825 shares of common stock in a cashless exercise of warrants.

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

        The fair market of the warrants granted to the placement agent, based on the Black-Scholes valuation model, is estimated to be $1.57. The value of the warrants granted has been offset against the proceeds received from the sale of the Series A Preferred Stock.

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

Series B Convertible Preferred Stock

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

Conversion of Preferred Stock

        In 2003, all outstanding shares of Series A and Series B Convertible Preferred Stock was converted into 7.3 million shares of common stock.

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

2003 Stock Option and Stock Appreciation Rights Plan

        On January 29, 2003, the Company's Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the "2003 Stock Plan"). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company's common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company's Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted

Warrants and Options Issued for Services

        During the year ended December 31, 2003, the Company issued 375,000 warrants and options to non-employees, under consulting and distribution agreements. Warrants granted during the year ended December 31, 2003 comprised of 225,000 warrants to acquire common stock at exercise prices ranging from $3.50 to $5.94 per share granted to various third parties under consulting and distribution agreements. The warrants vest over a three year period from the date of grant and are exercisable for a term of 10 years. A total of 50,625 of these warrants had vested as of December 31, 2003. Additionally, during the year ended December 31, 2003, the Company granted 150,000 options to acquire its common stock under the Stock Plan at an exercise price of $3.50 per share to a doctor under an Advisory Board member agreement. The options vest over a three year period from the date of grant and are exercisable for a term of 10 years. None of the options had vested as of December 31, 2003. The value of each warrant and option was calculated on its vesting date using the Black-Scholes pricing model. The weighted average fair value of warrants and options vesting during 2003 was $4.21 per warrant or option. During the year ended December 31, 2003, consulting expense of $412,812 was recorded as the fair value of warrants and options vesting during the year.

Employee Stock Options

        In January and February 2003, the Company issued under the Stock Plan a total of 245,000 options to purchase its common stock at an exercise price of $6.00 per share. The options vest ratably over a three year period from the date of grant and are exercisable for a term of 10 years.

        Additionally, in February and September 2003, the Company issued under the 2003 Stock Plan 1,320,000 and 600,000 options, respectively, to purchase its common stock to officers and directors with exercise prices of $4.50 and $9.81, respectively, per share. The 1,320,000 options vest over a two year period and are exercisable for a term of 10 years. The 600,000 options vest over a three year period and are exercisable for a term of 10 years.

        Information regarding the options and warrants granted in 2003, 2002 and 2001 is as follows:

	Options, Year Ended December 31,			Warrants, Year Ended December 31,
	2003	2002	2001	2003	2002	2001
Outstanding, beginning of year	4,252,100	3,792,500	—	1,533,000	450,000	—
Granted	2,315,000	698,000	3,792,500	349,600	1,533,000	450,000
Exercised	(400,600)	(38,400)	—	(422,431)	—	—
Expired or cancelled	(317,400)	(200,000)	—	(15,000)	(450,000)	—

Outstanding, end of year	5,849,100	4,252,100	3,792,500	1,445,169	1,533,000	450,000

Exercisable, end of year	2,999,100	458,017	4,167	985,794	1,243,000	—

Available for grant, end of year	961,900	509,500	1,207,500

        The weighted average option and warrant exercise price information for 2003, 2002 and 2001 is as follows:

	Options, Year Ended December 31,			Warrants, Year Ended December 31,
	2003	2002	2001	2003	2002	2001
Outstanding, beginning of year	$5.08	$2.70	$—	$2.05	$1.50	$—
Granted during the year	$5.97	$6.07	$2.70	$4.02	$1.93	$1.50
Exercised during the year	$1.70	$1.50	$—	$1.93	$—	$—
Expired or cancelled during the year	$2.50	$1.50	$—	$5.94	$1.50	$—
Outstanding at end of year	$5.81	$5.08	$2.70	$2.53	$2.05	$1.50
Exercisable at end of year	$5.81	$2.08	$2.70	$2.35	$1.94	$1.50

        Significant option and warrant groups outstanding at December 31, 2003, and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
September 2001	2,633,500	—	2,616,500	$5.96	7.67
October 2001	140,000	—	40,000	$1.50	7.75
November 2001	78,600	—	78,600	$2.77	7.83
December 2001	40,000	—	40,000	$3.35	7.92
May 2002	362,000	—	84,000	$6.00	8.42
June 2002	40,000	—	20,000	$6.50	8.50
June 2002	20,000	—	20,000	$6.00	8.50
July 2002	—	735,569	735,569	$1.93	3.50
September 2002	—	375,000	75,000	$2.43	9.75
November 2002	100,000	—	40,000	$6.00	8.83
December 2002	120,000	—	60,000	$6.00	8.92
January 2003	45,000	—	—	$6.00	9.08
February 2003	1,520,000	—	—	$4.70	9.17
February 2003	—	60,000	50,625	$5.94	9.17
April 2003	—	150,000	—	$3.50	9.33
May 2003	—	124,600	124,600	$3.50	9.42
May 2003	150,000	—	—	$3.50	9.42
September 2003	600,000	—	—	$9.81	9.75

Note 8—Certain Relationships and Related Transactions

        Certain officers of the Company, through affiliated companies, provide services to the Company. During 2003, these services consisted primarily of the following: (i) office space and laboratory facilities in Houston, Texas, a portion of which was provided at no charge to the Company through August 2003 (beginning in September 2003, the Company began paying a lease rate of approximately $1.80 per month per square foot), (ii) printing services, and (iii) and computer and information technology systems support.

        At December 31, 2003 and 2002, the Company had accrued in accounts payable $95,891 and $81,514, respectively, for services provided by these related parties. During 2003, the Company incurred total expenses for services provided by these related parties of $319,742.

Note 9—Segment Information

        The Company operates its business on the basis of a single reportable segment. The Company markets its products on a global basis. The Company's principal markets are the United States, United Kingdom and Australia. While no commercial operations have commenced in the United States, the United States is presented separately as it is the Company's headquarters.

        Geographical information concerning the Company's reportable segments is as follows:

	Net Sales Year ended December 31,
	2003	2002	2001
United States	$—	$42,282	$105,482
United Kingdom	$399,147	$48,709	$—
Australia	$46,542	$—	$—

	$445,689	$90,991	$105,482

	Property and Equipment, net As of December 31,
	2003	2002	2001
United States	$605,731	$1,090,451	$7,357
United Kingdom	$834,887	$730,589	$—
Australia	$781,220	$338,873	$—

	$2,221,838	$2,159,913	$7,357

	Depreciation Year ended December 31,
	2003	2002	2001
United States	$415,783	$46,522	$15,368
United Kingdom	$210,357	$53,290	$—
Australia	$209,290	$—	$—

	$835,430	$99,812	$15,368

	Capital Expenditures Year ended December 31,
	2003	2002	2001
United States	$328,250	$1,129,616	$—
United Kingdom	$126,380	$783,879	$—
Australia	$738,527	$338,873	$—

	$1,193,157	$2,252,368	$—

Note 10—Summarized Quarterly Financial Data (unaudited)

For the following three-month periods ended	March 31	June 30	September 30	December 31
2003
Net revenue	$371	$79,425	$78,575	$287,318
Cost of sales	994	47,867	30,300	42,665
Operating loss	(2,252,194)	(2,444,465)	(2,718,217)	(3,543,359)
Net loss	(2,189,101)	(2,441,275)	(2,709,433)	(3,928,485)
Net loss per share	$(0.14)	$(0.16)	$(0.14)	$(0.14)
Range of per share closing prices(a)
Low	$4.20	$4.10	$6.50	$5.15
High	$5.55	$7.25	$10.85	$9.03

For the following three-month periods ended	March 31	June 30	September 30	December 31
2002
Net revenue	$22,518	$20,000	$—	$48,473
Cost of sales	—	—	—	35,133
Operating loss	(751,076)	(1,327,869)	(1,498,249)	(2,096,974)
Net loss	(746,538)	(1,280,923)	(1,466,708)	(1,938,886)
Net loss per share	$(0.05)	$(0.08)	$(0.10)	$(0.13)
Range of per share closing prices(a)
Low	$5.00	$2.90	$2.20	$3.00
High	$7.25	$6.95	$3.75	$5.75

(a)
Since December 11, 2002, the Company's common stock has been traded on the American Stock Exchange under the symbol "ILE." Prior to December 11, 2002, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "ISLG." The market for the Company's common stock is limited, volatile, and sporadic. The above table sets forth the range of high and low bid quotations or high and low sales prices for the Company's common stock for each of the periods indicated as reported by the OTC Bulletin Board or the AMEX. These prices for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board and AMEX prices listed below may not represent actual transaction prices.