Form 10-Q
period 2004-03-31
ISOLAGEN INC
filed 2004-05-12
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2004

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

(713) 780-4754

(Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes  ☒ No

As of May 12, 2004, issuer had 26,808,111 shares of issued and outstanding common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Isolagen, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$13,087,936	$15,935,558
Accounts receivable, net of allowance for doubtful accounts	554,296	207,202
Inventory	269,381	259,695
Other receivables	100,552	91,545
Prepaid expenses	434,848	254,508

Total current assets	14,447,013	16,748,508

Property and equipment, net	2,081,042	2,221,838

Intangible assets	540,000	540,000

Other assets	139,268	134,119

Total assets	$17,207,323	$19,644,465

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$1,493,570	$1,460,478
Accrued expenses	1,063,284	535,975
Deferred revenue	698,787	384,287

Total current liabilities	3,255,641	2,380,740

Total liabilities	3,255,641	2,380,740

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 26,769,718 and 26,672,192 shares issued and outstanding, respectively	26,770	26,672
Additional paid-in capital	52,375,378	50,862,258
Other comprehensive income (foreign currency translation)	415,863	374,380
Accumulated deficit during development stage	(38,866,329)	(33,999,585)

Total shareholders’ equity	13,951,682	17,263,725

Total liabilities and shareholders’ equity	$17,207,323	$19,644,465

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Cumulative Period from December 28, 1995 (date of inception) to March 31,
	2004	2003	2004

Revenues
Sales	$289,357	$371	$2,176,151
License fees	—	—	260,000

Total revenues	289,357	371	2,436,151

Cost of sales	226,905	994	786,323

Gross profit (loss)	62,452	(623)	1,649,828

Selling, general and administrative expenses	3,764,319	1,660,490	18,905,735
Research and development	1,182,982	591,081	8,254,443

Operating loss	(4,884,849)	(2,252,194)	(25,510,350)

Other income (expense)
Interest income	18,105	7,430	295,885
Other income	—	55,663	88,084
Loss on sale of property and equipment	—	—	(414,635)
Interest expense	—	—	(311,628)

Net loss	$(4,866,744)	$(2,189,101)	$(25,852,644)

Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11,423,824)
Preferred stock dividends	—	(209,782)	(1,589,861)
Net loss attributable to common shareholders	$(4,866,744)	$(2,398,883)	$(38,866,329)

Per share information
Net loss – basic and diluted	$(0.18)	$(0.14)	$(3.47)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(1.54)
Preferred stock dividends	—	(0.01)	(0.21)
Net loss attributable to common shareholders — basic and diluted	$(0.18)	$(0.15)	$(5.22)

Weighted average number of basic and diluted common shares outstanding	26,714,465	15,355,855	7,448,227

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock		Common Stock					Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Number of Shares	Amount	Total Shareholders’ Equity (Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	$—	$—	—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	(270,468)	—	—	—	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	$(270,468)	$—	—	$—	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	(52,550)	—	—	—	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	$(323,018)	$—	—	$—	$(40,683)

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock		Common Stock					Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Number of Shares	Amount	Total Shareholders’ Equity (Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	$—	$—	—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	—	—	2,400	(50,280)	(50,280)
Net loss	—	—	—	—	—	—	—	(195,675)	—	—	—	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	$(518,693)	$—	2,400	$(50,280)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	(1,306,778)	—	—	—	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	$(1,825,471)	$—	2,400	$(50,280)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	(807,076)	—	—	—	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	$(2,632,547)	$—	2,400	$(50,280)	$(2,228,467)

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock		Common Stock					Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Number of Shares	Amount	Total Shareholders’ Equity (Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	$—	$—	—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	—	—	(2,400)	50,280	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock		Common Stock					Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Number of Shares	Amount	Total Shareholders’ Equity (Deficit)
Uncompensated contribution of services - 3rd quarter	—	$—	—	$—	$—	$—	$55,556	$—	$—	—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services - 4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	(1,652,004)	—	—	—	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	$(4,284,551)	$—	—	$—	$1,052,400
Uncompensated contribution of services - 1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services - 2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services - 3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services - 4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	(502,661)	—	—	—	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	(10,178,944)	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(5,433,055)	—	—	—	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	13,875	—	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	$(20,399,211)	$13,875	—	$—	$5,206,930

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock		Common Stock					Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Number of Shares	Amount	Total Shareholders’ Equity (Deficit)
Issuance of common stock for cash on 1/7/03	—	—	—	—	61,600	62	92,338	—	—	—	—	92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services - 1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/02	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock - 2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock - 2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services - 2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	(1,087,200)	—	—	—	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	(1,244,880)	—	—	—	—
Issuance of common stock for cash - 3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock - 3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock - 3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash - 4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock - 4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(11,268,294)	—	—	—	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	360,505	—	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	$(33,999,585)	$374,380	—	$—	$17,263,725

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock					Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Number of Shares	Amount	Total Shareholders’ Equity (Deficit)
Conversion of warrants into common stock - 1st qtr	—	—	—	—	78,526	79	(79)	—	—	—	—	—
Issuance of common stock for cash - 1st qtr	—	—	—	—	19,000	19	102,701	—	—	—	—	102,720
Compensation expense on options and warrants issued to non-employees and directors	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(4,866,744)	—	—	—	(4,866,744)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	41,483	—	—	41,483
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(4,825,261)
Balance, 3/31/04	—	$—	—	$—	26,769,718	$26,770	$52,375,378	$(38,866,329)	$415,863	—	$—	$13,951,682

The accompanying notes are an integral part of these statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,		Cumulative Period from December 28, 1995 (date of inception) to March 31,
	2004	2003	2004
Cash flows from operating activities
Net loss	$(4,866,744)	$(2,189,101)	$(25,852,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and expenses	1,410,498	—	3,033,093
Uncompensated contribution of services	—	100,000	755,556
Depreciation	272,550	143,388	1,275,509
Loss on sale of property and equipment	—	—	414,635
Change in operating assets and liabilities:
(Increase) in accounts receivable	(341,721)	(37,177)	(548,924)
(Increase) decrease in other receivables	(6,664)	44,611	(98,209)
(Increase) in inventory	(5,076)	(111,897)	(264,771)
(Increase) decrease in prepaid expenses	(176,782)	7,158	(431,290)
Increase (decrease) in other assets	(2,009)	17,313	(135,237)
Increase (decrease) in accounts payable	25,897	(391,987)	1,486,375
Increase in accrued expenses	522,046	76,239	1,058,021
Increase in deferred revenue	303,902	107,315	688,190
Net cash used in operating activities	(2,864,103)	(2,234,138)	(18,619,696)

Cash flows from investing activities
Purchase of property and equipment	(95,056)	(772,123)	(3,624,877)
Proceeds from the sale of property and equipment	—	—	34,300
Net cash used in investing activities	(95,056)	(772,123)	(3,590,577)

Cash flows from financing activities
Proceeds from convertible debt	—	—	1,450,000
Proceeds from notes payable to shareholders	—	—	135,667
Proceeds from the issuance of preferred stock	—	—	12,931,800
Proceeds from the issuance of common stock	102,720	92,400	21,765,591
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(50,280)
Net cash provided by financing activities	102,720	92,400	35,058,923

Effect of exchange rate changes on cash balance	8,817	21,805	239,286
Net increase (decrease) in cash and cash equivalents	(2,847,622)	(2,892,056)	13,087,936
Cash and cash equivalents, beginning of period	15,935,558	4,244,640	—
Cash and cash equivalents, end of period	$13,087,936	$1,352,584	$13,087,936

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$150,283
Deemed dividend associated with beneficial conversion of preferred stock	—	—	11,423,824
Preferred stock dividend	—	209,782	1,589,861
Uncompensated contribution of services	—	100,000	755,556
Common stock issued for intellectual property	—	540,000	540,000

The accompanying notes are an integral part of these statements.

Isolagen, Inc.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1 -      Basis of Presentation, Business and Organization

Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation (“Isolagen” or the “Company”) is the parent company of Isolagen Technologies, Inc., a Delaware corporation (“Isolagen Technologies”). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”). Isolagen Technologies is the parent company of Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”). Isolagen Technologies is the parent company of Isolagen International, a company organized under the laws of Switzerland (“Isolagen Switzerland”). The common stock of the Company, par value $0.001 per share, (“Common Stock”) is traded on the American Stock Exchange (“AMEX”) under the symbol “ILE.”

Isolagen is a Houston, Texas-based company specializing in the development and commercialization of autologous cellular therapies for soft and hard tissue regeneration. Autologous cellular therapy is the process whereby a patient’s own cells are extracted, allowed to multiply and then injected into the patient for applications such as correction and reduction of the normal effects of aging like wrinkles and nasolabial folds.  The procedure is minimally invasive and non-surgical.

In May 1996, the Food and Drug Administration, or FDA, in response to the increasing use of cellular therapy to treat serious illness, released draft regulation for public comment to regulate cellular therapy. In May 1998, this regulation was passed, and in 1999, the FDA notified the Company that the Isolagen Process would require FDA approval as a regulated biologic product. In October 1999, the Company filed an investigational new drug application, or IND, which was accepted by the FDA. In November 1999, the Company’s IND was placed on clinical hold while it established a cGMP facility and standard operating procedures, including quality control release criteria. The clinical hold was released in May 2002.  From June 2002, the Company assembled its management and scientific team and improved its Isolagen Process. These improvements included the introduction of an improved transport medium to extend cell viability, the standardization of the injection technique and the standardization of the Company’s manufacturing and laboratory techniques. The Company commenced clinical trials in January 2003 upon completion of its cGMP facility.

On April 7, 2004, the Company submitted a request for a Special Protocol Assessment, or SPA, to the FDA with all the supporting information for its two pivotal Phase III clinical trials for specific dermal applications. In the SPA process, the FDA reviews the design and size of a proposed Phase III program and provides comments regarding the adequacy of the clinical trial design to support a claim of efficacy in an approvable Biologics License Application, or BLA. The FDA’s comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and efficacy of a product candidate is identified after the Phase III program commences. The Company expects the FDA to respond to its request with any comments on its study designs or protocols on or prior to May 21, 2004. To the extent that the FDA has additional comments, the Company anticipates amending or re-filing the SPA as needed. Successful resolution of any study design issues and data-related questions are critical for the eventual license application. Assuming the Company is successful in addressing the FDA’s concerns, and that there are not delays in the FDA’s assessment, such as a referral to an advisory committee for review, the Company currently plan to complete the two pivotal Phase III clinical trials and file a BLA during the first quarter of 2005.

The Company’s goal is to become a leading provider of solutions for soft and hard tissue regeneration. The Company currently sells its dermal product in the United Kingdom and Australia. The Company plans to expand sales of its dermal product to other parts of Europe, Asia and the Americas.

Through March 31, 2004, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its UK operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2004. The Company will finance its operations primarily through its existing cash and future financing.

The Company’s ability to operate profitably under its current business plan is largely contingent upon its success in obtaining further sources of funding, prompt regulatory approval to sell its products and upon its continued expansion. The Company will require additional capital in the future to expand its operations. No assurance can be given that the Company will be able to obtain any such additional capital, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations could be negatively impacted.

If the Company achieves growth in its operations in the next few years, such growth could place a strain on its management, administrative, operational and financial infrastructure. The Company’s ability to manage its current operations and future growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures. In addition, the Company may find it necessary to hire additional management, financial and sales and marketing personnel to manage the Company’s expanding operations. If the Company is unable to manage this growth effectively and successfully, the Company’s business, operating results and financial condition may be materially adversely affected.

As of March 31, 2004, the Company had a cash balance of $13.1 million and net working capital of $11.2 million.   As of May 10, 2004, the Company had a cash balance of approximately $11.5 million.  The Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2005, assuming no additional future sources of funding and expansion of the Company. The Company does not have any credit facilities with which to fund ongoing working capital needs.  On April 28, 2004, the Company filed a Registration Statement on Form S-3 with the SEC relating to a proposed public offering of shares of its common stock.  The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise funds within the near future.

Acquisition and merger and basis of presentation

On August 10, 2001, Isolagen Technologies consummated a merger with American Financial Holdings, Inc. (“AFH”) and Gemini IX, Inc. (“Gemini”). Pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among AFH, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of AFH (“Merger Sub”), Isolagen Technologies, Gemini, a Delaware corporation, and William J Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen Technologies (the “Merger Agreement”), AFH (i) issued 5,453,977 shares of its common stock, par value $0.001 to acquire, in a privately negotiated transaction, 100% of the issued and outstanding common stock (195,707 shares, par value $0.01, including the shares issued immediately prior to the Merger for the conversion of certain liabilities, as discussed below) of Isolagen Technologies, and (ii) issued 3,942,000 shares of its common stock to acquire 100% of the issued and outstanding common stock of Gemini. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the “Merger”), and AFH was the surviving corporation. AFH subsequently changed its name to Isolagen, Inc. on November 13, 2001.

Prior to the Merger, Isolagen Technologies had no active business and was seeking funding to begin FDA trials of the Isolagen Process. AFH was a non-operating, public shell company with limited assets. Gemini was a non-operating private company with limited assets and was unaffiliated with AFH.

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

Immediately prior to and as a condition of the Merger, Isolagen Technologies issued an aggregate of 2,328,972 shares (post split) of its common stock to convert to equity an aggregate of $2,075,246 of liabilities, comprised of (i) accrued salaries of $328,125, (ii) convertible debt and related accrued interest of $1,611,346, (iii) convertible shareholder notes and related accrued interest of $135,667 and (iv) bridge financing costs of $108. Simultaneous with the Merger, the Company sold 1,346,669 shares of restricted common stock to certain accredited investors in a private placement transaction. The consideration paid by such investors for the shares of common stock aggregated $2,020,000 in transactions exempt from the registration requirements of the Securities Act. The net cash proceeds of this private placement were used to fund Isolagen’s research and development projects and the initial FDA trials of the Isolagen Process, to explore the viability of entering foreign markets, to provide working capital and for general corporate purposes.

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

Note 2 -                  Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 28, 2004.

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

Statement of cash flows

For purposes of the statements of cash flows, the Company  considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

The Company maintains its cash with a major U.S. domestic bank.  The amounts held in this bank exceed the insured limit of $100,000 from time to time.  The terms of these deposits are on demand to minimize risk.  The Company has not incurred losses related to these deposits.

The Company is subject to risks common to companies in the development stage including, but not limited to, development of new products, development of markets and distribution channels, dependence on key personnel, and the ability to obtain additional capital as needed to fund its product plans.  The Company has a limited operating history and has yet to generate any significant revenues from customers.  To date, the Company has been funded by private debt and equity financings.  The Company’s ultimate success is dependent upon its ability to raise additional capital and to successfully develop and market its products.

The products developed by the Company require approvals from the United States FDA or other international regulatory agencies prior to commercial sales.  There can be no assurance that all of the Company’s products will receive the necessary approvals.  If the Company was denied such approvals or such approvals were delayed, it may have a material adverse impact on the Company.

Inventory

Inventory primarily consists of raw materials used in the Isolagen Process. Inventory is stated at the lower of cost or market and cost is determined by the weighted average method.

Property and equipment

Property and equipment, consisting primarily of lab equipment, computer equipment, leasehold improvements, and office furniture and fixtures is carried at cost less accumulated depreciation.  Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of three to five years.  Leasehold improvements are amortized using the straight-line method over the remaining life of the lease.  The cost of repairs and maintenance is charged as an expense as incurred.

Loss per share data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1.  Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants and convertible preferred stock (calculated based on the treasury stock method).  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At March 31, 2004, options and warrants to purchase 7,373,885 shares of Common Stock at exercise prices ranging from $1.50 to $10.49 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

Stock based compensation and expenses

The Company accounts for its stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation.” Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date.  To the extent the options have cashless exercise provisions, the Company utilizes variable accounting.  The Company has elected to continue following the provisions of APB No. 25. Stock options issued to other than employees or directors are recorded on the basis of their fair value as required by SFAS No. 123.

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.  Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. See Note 4.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, requiring prominent disclosure in annual and interim financial statements regarding a company’s method for accounting for stock-based employee compensation and the effect of the method on reported results. While Isolagen continues to utilize the disclosure-only provisions of SFAS No. 123, the Company has modified its disclosures to comply with SFAS No. 148.

Had compensation costs for the Company’s stock option grants to employees and directors been determined based on the fair value at the grant date for the three months ended March 31, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003

Net loss attributable to common shareholders - as reported	$(4,866,744)	$(2,398,883)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects of $0	449,190	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of related tax effects of $0	(1,100,083)	(706,217)
Net loss attributable to common shareholders - pro forma	$(5,517,637)	$(3,105,100)

Net loss attributable to common shareholders per share - as reported Basic and diluted	$(0.18)	$(0.15)
Net loss attributable to common shareholders per share - pro forma Basic and diluted	$(0.21)	$(0.20)

Income taxes

An asset and liability approach is used for financial accounting and reporting for income taxes.  Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws.  In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”).  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Revenue recognition

The Company recognizes revenue from product sales when goods are shipped and the risk of loss transfers to the customer. Revenue from licenses and other upfront fees are recognized on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Any amounts received in advance of performance are recorded as deferred revenue. The Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. We believe that all of these conditions are met at the time of shipment. Currently, three injections are recommended, although the decision to utilize one, two or three injections is between the attending physician and his/her patient. The amount invoiced is fixed and determinable and only varies among customers depending upon the number of injections requested. There is no performance provision under any arrangement with any doctor and there is no right to refund, or returns for unused injections.

Currently the Isolagen Process is delivered through an attending physician to each patient using the Company’s recommended regimen of up to three injections. Each injection has stand alone value to the patient. The Company invoices the attending physician upon that physician submitting his or her patient’s tissue sample to the Company, as a result of which the contractual arrangement is between the Company and the medical professional. The amount invoiced varies directly with the number of injections requested. All orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The amount of the revenue deferred represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

Intangible assets

The Company’s intangible assets represent patent applications which are recorded at cost. We have filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company’s technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are capitalized and will be amortized over the life of the patents. The Company reviews the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

Promotional incentives

The Company periodically offers promotional incentives to physicians on a case-by-case basis. Promotional incentives are provided to physicians in the form of “at no charge” Isolagen Treatments and Isolagen Treatments offered at a discount from the suggested price list. The Company does not receive any identifiable benefit from the physicians in exchange for any promotional incentives granted.

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” the Company does not record any revenue related to “at no charge” Isolagen Treatments and the estimated cost to provide such treatments is expensed as the time the promotion is granted. The Company records any discounts granted as a reduction in revenue (i.e., net revenue after discount) from that specific transaction.

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings and have not been material in any one period.

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

Shipping and handling costs

The Company typically does not charge customers for shipping and handling costs. These costs are included in selling, general and administrative expenses.

Advertising cost

Advertising costs are expensed as incurred and include the costs of public relations activities in Europe and Australia. These costs are included in selling, general and administrative expenses.

Note 3 -                  Commitments and Contingencies

On October 9, 1996, the Company was advised by the Division of Enforcement of the Securities and Exchange Commission (the “Commission”) that it is considering recommending that the Commission bring an enforcement action, which could include a civil penalty, against the Company in U.S. District Court for failing to file timely periodic reports in violation of Section 13(a) of the Securities and Exchange Act of 1934 and the rules thereunder.

In October 1996, the Company also received a request for the voluntary production of information to the Division of Enforcement of the Commission related to the resignation of Coopers & Lybrand LLP and the termination of Arthur Andersen LLP and the appointment of Jones, Jensen & Company as the Company’s independent public accountants and the reasons therefore.  In addition, the Company was requested to provide certain information respecting its previous sales of securities. The Company cooperated in providing information in response to these inquiries in early 1997.  The Company has not been advised of the outcome of the foregoing, and since 1997 has had no further contact by the Division of Enforcement of the Commission.

Note 4 -                  Equity, Stock Plan and Warrants

Uncompensated contributed services

From the date of the Merger through June 30, 2003, the Company did not pay compensation to certain officers and directors.  Accordingly, the Company has capitalized the estimated fair value of these services.  The uncompensated contributed services totaled $100,000 for the three months ended March 31, 2003.  We estimated the value of the contributed services based upon our estimate of their fair market value.  This contribution of services was recorded as an increase to compensation expense and increase in additional paid in capital.

Common Stock

During the three months ended March 31, 2004, the Company issued 19,000 shares of common stock for cash totaling $102,720 in connection with the exercise of stock options and issued 78,526 shares of common stock in exchange for cashless exercise of warrants.

2001 Stock Option and Stock Appreciation Rights Plan

Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “Stock Plan”). The Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

In January 2004, the Company issued under the Stock Plan a total of 300,000 options to purchase its common stock with an exercise price of $6.00 per share to three independent board members.  The options vest over a three year period and expire in January 2014.  Compensation expense for these options of $0.4 million was recorded in the three months ended March 31, 2004.

2003 Stock Option and Stock Appreciation Rights Plan

On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

In January 2004, the Company issued 160,000 options to purchase its common stock with an exercise price of $6.00 per share to a consultant. The options vest over a three year period, subject to certain acceleration clauses. In February 2004, the Company issued 100,000 options to purchase its common stock with an exercise price of $10.49 per share to a consultant.  The options vest over a three year period from the date of grant.

Warrants and Options Issued for Services

As of March 31, 2004, the Company has outstanding 888,600 warrants and options issued to non-employees under consulting and distribution agreements.  The following sets forth certain information concerning these warrants and options:

	Vested	Unvested

Warrants and options outstanding	328,600	560,000
Vesting period	n/a	3 to 36 months
Range of exercise prices	$1.50 to $6.00	$3.50 to $10.49
Weighted average exercise price	$3.47	$6.13
Expiration dates	2005 to 2012	2007 to 2013

Expense related to these contracts was $1.0 million for the three months ended March 31, 2004.

Note 5 -                  Geographical Information

The Company operates its business on the basis of a single industry reportable segment. The Company markets its products on a global basis. The Company’s principal markets are the United States, United Kingdom and Australia. While no commercial operations have commenced in the United States, the United States is presented separately as it is the Company’s headquarters.

Geographical information concerning the Company’s reportable segments is as follows:

	Revenue Three months ended March 31
	2004	2003
United States	$—	$—
United Kingdom	201,679	371
Australia	87,678	—
	$289,357	$371

	Property and Equipment, net Three months ended March 31,
	2004	2003
United States	$565,893	$1,201,999
United Kingdom	814,967	860,191
Australia	700,182	726,458
	$2,081,042	$2,788,648

	Depreciation Three months ended March 31,
	2004	2003
United States	$119,347	$84,856
United Kingdom	58,254	58,532
Australia	94,949	—
	$272,550	$143,388

	Capital Expenditures Three months ended March 31,
	2004	2003
United States	$79,509	$197,944
United Kingdom	12,313	179,193
Australia	3,234	394,986
	$95,056	$772,123

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to Isolagen that is based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The discovery and development of applications for autologous cellular therapy are subject to substantial risks and uncertainties. There can be no assurance that Isolagen’s trials relating to autologous cellular therapy applications for the treatment of dermal defects or gingival recession can be conducted within the timeframe that Isolagen expects, that such trials will yield positive results, or that additional applications for the commercialization of autologous cellular therapy can be identified and advanced into human clinical trials.  These and other factors, some of which are described below, could cause future results to differ materially from the expectations expressed in this report.    Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements.  Several of these factors include, without limitation:

•                  our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry and other health-related markets;

•                  whether our clinical human trials relating to autologous cellular therapy applications for the treatment of dermal defects or gingival recession can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials;

•                  our ability to provide and deliver any autologous cellular therapies that we may develop, on a basis is that is cost competitive with other therapies, drugs and treatments that may be provided by our competitors;

•                  our ability to finance our business;

•                  our ability to maintain our current pricing model;

•                  our ability to decrease our cost of goods sold through the development of our Automated Cell Expansion System that permits an automated harvesting process in a closed loop sterile environment, which we believe will eliminate several of the steps and materials involved in our current system and will lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production;

•                  a stable interest rate market in the world, and specifically the countries we are doing business in or plan to do business in;

•                  management’s best estimate on the patient data including patients started and patients completed;

•                  a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;

•                  our ability to receive requisite regulatory approvals in the United States, European Union, Australia, South Korea, Hong Kong, Mexico, and our ability to retain the licenses that we have obtained and may obtain; and the absence of adverse regulatory developments in the United States, European Community, Australia, South Korea, Hong Kong, Mexico or any other country we plan to conduct commercial operations;

•                  continued availability of supplies at the current prices;

•                  no new entrance of competitive products in our markets;

•                  no adverse publicity related to our products or the Company itself;

•                  no adverse claims relating to our Intellectual Property;

•                  the adoption of new, or changes in, accounting principles; and/or legal proceedings;

•                  our ability to maintain compliance with the AMEX requirements for continued listing of our common stock;

•                  the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

•                  our ability to efficiently integrate future acquisitions, if any;

•                  other new lines of business that the Company may enter in the future; and

•                  other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

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

As of March 31, 2004, the Company had a cash balance of $13.1 million and net working capital of $11.2 million.   As of May 10, 2004, the Company had a cash balance of approximately $11.5 million.  The Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2005, assuming no additional future sources of funding and expansion of the Company. The Company does not have any credit facilities with which to fund ongoing working capital needs.  On April 28, 2004, the Company filed a Registration Statement on Form S-3 with the SEC relating to a proposed public offering of shares of its common stock.  The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise funds within the near future.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to the impairment of long-lived assets (including intangible assets), reserves for doubtful accounts, revenue recognition, certain accrued liabilities and stock based expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount and timing of the recognition of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:  We recognize revenue from product sales when goods are shipped and the risk of loss transfers to the customer. Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Any amounts received in advance of performance are recorded as deferred revenue. We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. We believe that all of these conditions are met at the time of shipment. Currently, three injections are recommended, although the decision to utilize one, two or three injections is between the attending physician and his/her patient. The amount invoiced is fixed and determinable and only varies among customers depending upon the number of injections requested. There is no performance provision under any arrangement with any doctor and there is no right to refund, or returns for unused injections.

Currently the Isolagen Process is delivered through an attending physician to each patient using our recommended regimen of up to three injections. Each injection has stand alone value to the patient. We invoice the attending physician upon that physician submitting his or her patient’s tissue sample to us; as a result of which the contractual arrangement is between us and the medical professional. The amount invoiced varies directly with the number of injections requested. All orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The amount of the revenue deferral represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

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

Stock based compensation and expenses:  We account for our stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123—”Accounting for Stock Based Compensation.” Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date.  To the extent the options have cashless exercise provisions, the Company utilizes variable accounting.  We have elected to continue following the provisions of APB No. 25.

From time to time we issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.  Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. As a result, the expense related to contracts that do not contain a substantial disincentive to non-performance will fluctuate from period to period based on changes in the market price of our common stock.  Period to period expense may also fluctuate is we decide to exercise our right to terminate certain contracts before some or all of the options or warrants vest.

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2004 and 2003

REVENUES.  Revenues increased $288,986, to $289,357 for the three months ended March 31, 2004 compared to $371 for the three months ended March 31, 2003.  The increase in revenues is primarily attributable to the commencement of operations in the United Kingdom.  Sales for the three months ended March 31, 2004 are net of “at no charge” or discounted Isolagen Treatments provided to physicians as incentives.  Such incentives amounted to $0.2 million during the three months ended March 31, 2004 and the Company anticipates that the level of such incentives will decline in future periods.

The Isolagen Process involves a patient’s physician obtaining an approximately three millimeter punch biopsy from behind the patient’s ear using a local anesthetic. The sample is then packed in a special transport vial that we provide to the physician and is shipped overnight to our laboratory. We invoice the physician upon receipt of the skin sample. Upon arrival at our laboratory, the specimen is initiated into culture. Through a series of plastic flasks and growth media, the fibroblasts within the specimen are cultured into tens of millions of cells over a period of approximately six weeks. The fibroblasts are then harvested and put into a special transport vial. After completion of a series of quality control tests, the cells are released and shipped to the physician’s office overnight. Additional amounts are available for re-injection every two to three weeks. We recognize one-third of the revenue associated with each treatment upon the shipment of the first injection to the patient’s physician, an additional one-third of revenue associated with each treatment is recognized upon shipment of the second injection to the patient’s physician, and the remaining one-third is recognized upon the shipment of the last injection to the patient’s physician.

The revenues which we did recognize during the three months ended March 31, 2004 from our United Kingdom operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

COST OF SALES.  Costs of sales increased to $226,905 for the three months ended March 31, 2004 compared to $994 for the three months ended March 31, 2003.  The increase in cost of sales is primarily related to the commencement of operations in the United Kingdom and Australia.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 127%, or $2,103,829, to $3,764,319 for the three months ended March 31, 2004 compared to $1,660,490 for the three months ended March 31, 2003. The major components of the approximately $2.1 million increase in selling, general and administrative expense are as follows: a) consulting expense increased by approximately $1.2 million to $1.5 million for the three months ended March 31, 2004 compared to $0.3 million for the three months ended March 31, 2003; b) salaries increased by approximately $0.4 million to $0.6 million for the three months ended March 31, 2004 compared to $0.2 million for the three months ended March 31, 2003 (which included an imputed expense of $100,000 in the three months ended March 31, 2003 for the fair market value of services provided by certain officers for which they will not be compensated); c) travel expense decreased by approximately $0.2 million to $0.1 million for the three months ended March 31, 2004 compared to $0.3 million for the three months ended March 31, 2003; d) promotional expense increased by approximately $0.1 million to $0.2 million for the three months ended March 31, 2004 compared to $0.1 million for the three months ended March 31, 2003; and e) depreciation and amortization increased by approximately $0.2 million to $0.3 million for the three months ended March 31, 2004 compared to $0.1 million for the three months ended March 31, 2003. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries expense due to an increase in the number of employees; b) higher legal fees related to patent and business development issues; c) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom; and d) depreciation and amortization of assets placed into service during 2003 with the commencement of operations in the United Kingdom and the completion of the U.S laboratory. Selling general and administrative expenses for the quarter ended March 31, 2004 included $1.0 million of stock based expenses related to warrants issued under consulting and distribution agreements, and $0.4 million of stock compensation related to stock options issued to directors.  These amounts are included in the $1.5 million consulting expense for the three months ended March 31, 2004 discussed above.  There were no such stock based expenses in the quarter ended March 31, 2003.  The level of the expense recorded for the warrants issued under consulting and distribution contracts can vary from quarter to quarter based on changes in the market price of our common stock. On May 10, 2004 our market price was $8.90.  If that was the price of our stock at June 30, 2004, the expense for the three months ending June 30, 2004, assuming no new options or warrants were issued and none were canceled, would be $0.1 million.  Changes in our stock price from the price on May 10, 2004 will cause that amount to increase or decrease.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.6 million during the three months ended March 31, 2004 to $1.2 million as compared to $0.6 million for the same period of 2003.  Research and development costs are composed primarily of costs related to the Company’s efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States.  These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. The dermal project is still under development.  The total cost of research and development as of March 31, 2004 is $8.3 million.   As of March 31, 2004, we believe at a minimum it will cost $3.0 million to complete the dermalproject. That estimate assumes that no further testing requirements for the initial dermal applications are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005.  The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies.  In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming.  Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval for the initial dermal applications will be if FDA approval is not forthcoming in 2005.  The Company has other research projects currently underway, including those related to periodontal disease, repair of damaged nerves and therapies to regrow hair and healing burned skin.  However, research and development costs related to these projects were not material during the 2004 or 2003 periods.  The major components of the approximately $0.6 million increase in research and development expense are as follows: a) consulting expense increased by approximately $0.6 million to $0.7 million for the three months ended March 31, 2004 compared to $0.1 million for the three months ended March 31, 2003; and b) laboratory expense increased by approximately $0.1 million to $0.2 million for the three months ended March 31, 2004 compared to $0.1 million for the three months ended March 31, 2003.

INTEREST INCOME. Interest income increased 144%, or $10,675, to $18,105 for the three months ended March 31, 2004 compared to $7,430 for the three months ended March 31, 2003.   The increase in interest income results principally from an increase in the amount of cash held in interest bearing accounts.

OTHER INCOME.  Other income of $55,663 for the three months ended March 31, 2003 represents gains realized on the sale of certain interest bearing securities denominated in Australian dollars and British pounds held to mitigate a portion of the foreign currency exposure related to the Company’s international activity.  As of March 31, 2004, the Company holds no such securities.

NET LOSS. Net loss for the three months ended March 31, 2004 was $4,866,744, as compared to a net loss of $2,189,101 for the three months ended March 31, 2003. This increase in net loss represents the effects of the increases in selling, general and administrative expenses and research and development expenses partially offset by the increase in our sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the three months ended March 31, 2004, amounted to $2,864,103, as compared to the $2,234,138 of cash used in operating activities during the three months ended March 31, 2003. The increase in the cash used in operations reflects the increases in our expenses, as discussed above.  For both the quarters ended March 31, 2004 and March 31, 2003 we financed our operating cash flow needs from our cash on hand at the beginning of the periods.  Those cash balances were the result of equity offerings we completed in fiscal 2003 and fiscal 2002.

Investing Activities

Cash used by investing activities during the three months ended March 31, 2004, amounted to $95,056 as compared to cash used by investing activities of $772,123 during the three months ended March 31, 2003.  In both periods the investing activities were the purchases of property and equipment for our laboratories. The purchases were financed from our cash on hand at the beginning of the periods.

Financing Activities

Cash provided by financing activities was $102,720 for the three months ended March 31, 2004, and $92,400 for the three months ended March 31, 2003.  In both periods the cash flows represented cash received upon the issuance of common stock.  The issuance of common stock in the quarter ended March 31, 2004 resulted from the exercise of outstanding common stock warrants.

Working Capital

As of March 31, 2004, the Company had a cash balance of $13.1 million and net working capital of $11.2 million.   As of May 10, 2004, the Company had a cash balance of approximately $11.5 million.  The Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2005, assuming no additional future sources of funding and expansion of the Company. The Company does not have any credit facilities with which to fund ongoing working capital needs.  On April 28, 2004, the Company filed a Registration Statement on Form S-3 with the SEC relating to a proposed public offering of shares of its common stock.  The long-term viability of the Company is dependent upon successful operation of its business and the ability to raise funds within the near future.

Inflation did not have a significant impact on the Company’s results during the three months ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates to foreign currency transactions and the potential effects of changes in exchange rates.  Such market risks have not changed materially from those described in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the SEC on April 28, 2004.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of the Company’s most recent fiscal quarter.

During the Company’s most recent fiscal quarter, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                  In April 2004 our Bylaws were amended.  Certain of the amendments modified the rights of the holders of our common stock.  These amendments were as follows: (i) our Bylaws deny stockholders the right to call a special meeting of stockholders; (ii) our Bylaws provide that special meetings of the stockholders may be called only by a majority of the members of our Board of Directors, our Chairman of the Board of Directors, our Chief Executive Officer or our President; (iii) our Bylaws require that all stockholder actions be taken by a vote of the stockholders at an annual or special meeting, and do not permit our stockholders to act by written consent without a meeting; and (iv) our Bylaws provide for an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the Board of Directors.

(b)                                 None.

(c)                                  Set forth below is information concerning all issuances of our securities during the fiscal quarter ended March 31, 2004, that were not registered under the Securities Act.

During the fiscal quarter ended March 31, 2004, we issued 78,526 shares of common stock to accredited investors upon the cash-less exercise of warrants, which were granted in consideration of services related to a private offering of our securities.  The foregoing transactions were completed pursuant to Rule 506 of Regulation D of the Securities Act. No underwriter was utilized in the transactions, and no commissions or other remuneration was paid in connection with the issuances described above.

(d)                                 None.

(e)                                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

During the fiscal quarter for which this report is being filed we furnished the SEC with three current reports on Form 8-K, each of which reported events under Item 5 of Form 8-K.  On February 3, 2004 and February 24, 2004, we announced results from our Phase I dental study.  On March 3, 2004, we announced results from our Phase III dermal study.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.

Date: May 12, 2004	By: /s/ Jeffrey W. Tomz
Jeffrey W. Tomz, CFO and Secretary (Principal Financial Officer)