Form 10-Q
period 2004-06-30
ISOLAGEN INC
filed 2004-08-12
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2004

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

As of August 9, 2004, issuer had 34,049,816 shares of issued and outstanding common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Isolagen, Inc.

(A Development Stage Company)

 Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$66,063,998	$15,935,558
Accounts receivable, net of allowance for doubtful accounts	848,230	207,202
Inventory	486,318	259,695
Other receivables	194,095	91,545
Prepaid expenses	524,811	254,508

Total current assets	68,117,452	16,748,508

Property and equipment, net	1,843,703	2,221,838

Intangible assets	540,000	540,000

Other assets	764,741	134,119

Total assets	$71,265,896	$19,644,465

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$2,063,515	$1,460,478
Accrued expenses	881,813	535,975
Deferred revenue	1,285,222	384,287

Total current liabilities	4,230,550	2,380,740

Total liabilities	4,230,550	2,380,740

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 34,021,546 and 26,672,192 shares issued and outstanding, respectively	34,022	26,672
Additional paid-in capital	109,329,022	50,862,258
Other comprehensive income (foreign currency translation)	397,950	374,380
Accumulated deficit during development stage	(42,725,648)	(33,999,585)

Total shareholders’ equity	67,035,346	17,263,725

Total liabilities and shareholders’ equity	$71,265,896	$19,644,465

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,		Cumulative Period from December 28, 1995 (date of inception) to June 30, 2004
	2004	2003

Revenues
Sales	$833,603	$79,796	$2,720,397
License fees	—	—	260,000

Total revenues	833,603	79,796	2,980,397

Cost of sales	641,906	48,861	1,201,324

Gross profit	191,697	30,935	1,779,073

Selling, general and administrative expenses	6,975,576	3,523,056	22,116,992
Research and development	1,981,805	1,204,538	9,053,266

Operating loss	(8,765,684)	(4,696,659)	(29,391,185)

Other income (expense)
Interest income	39,621	10,620	317,401
Other income	—	55,663	88,084
Loss on sale of property and equipment	—	—	(414,635)
Interest expense	—	—	(311,628)

Net loss	$(8,726,063)	$(4,630,376)	$(29,711,963)

Deemed dividend associated with beneficial conversion of preferred stock	—	(1,244,880)	(11,423,824)
Preferred stock dividends	—	(411,189)	(1,589,861)
Net loss attributable to common shareholders	$(8,726,063)	$(6,286,445)	$(42,725,648)

Per share information
Net loss – basic and diluted	$(0.32)	$(0.30)	$(3.69)
Deemed dividend associated with beneficial conversion of preferred stock	—	(0.08)	(1.42)
Preferred stock dividends	—	(0.03)	(0.20)
Net loss attributable to common shareholders – basic and diluted	$(0.32)	$(0.41)	$(5.31)

Weighted average number of basic and diluted common shares outstanding	27,350,296	15,348,709	8,049,756

The accompanying notes are an integral part of these statements.

	Three Months Ended June 30,
	2004	2003

Revenues	$544,246	$79,425

Cost of sales	415,001	47,867

Gross profit	129,245	31,558

Selling, general and administrative expenses	3,211,257	1,862,566
Research and development	798,823	613,457

Operating loss	(3,880,835)	(2,444,465)

Other income
Interest income	21,516	3,190

Net loss	$(3,859,319)	$(2,441,275)

Deemed dividend associated with beneficial conversion of preferred stock	—	(1,244,880)
Preferred stock dividends	—	(201,450)
Net loss attributable to common shareholders	$(3,859,319)	$(3,887,605)

Per shares information
Net loss – basic and diluted	$(0.14)	$(0.16)
Deemed dividend associated with beneficial conversion of preferred stock	—	(0.08)
Preferred stock dividends	—	(0.01)
Net loss attributable to common shareholders – basic and diluted	$(0.14)	$(0.25)

Weighted average number of basic and diluted common shares outstanding	27,986,126	15,343,047

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Development Stage		Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Other Comprehensive Income	Number of Shares	Amount
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	$—	$—	—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	(270,468)	—	—	—	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	$(270,468)	$—	—	$—	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	(52,550)	—	—	—	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	$(323,018)	$—	—	$—	$(40,683)

The accompanying notes are an integral part of these statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Development Stage		Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Other Comprehensive Income	Number of Shares	Amount
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	$—	$—	—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	—	—	2,400	(50,280)	(50,280)
Net loss	—	—	—	—	—	—	—	(195,675)	—	—	—	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	$(518,693)	$—	2,400	$(50,280)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	(1,306,778)	—	—	—	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	$(1,825,471)	$—	2,400	$(50,280)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	(807,076)	—	—	—	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	$(2,632,547)	$—	2,400	$(50,280)	$(2,228,467)

The accompanying notes are an integral part of these statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Development Stage		Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Other Comprehensive Income	Number of Shares	Amount
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	$—	$—	—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	—	—	(2,400)	50,280	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Development Stage		Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Other Comprehensive Income	Number of Shares	Amount
Uncompensated contribution of services - 3rd quarter	—	$—	—	$—	$—	$—	$55,556	$—	$—	—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services - 4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	(1,652,004)	—	—	—	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	$(4,284,551)	$—	—	$—	$1,052,400
Uncompensated contribution of services - 1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services - 2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services - 3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services - 4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	(502,661)	—	—	—	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	(10,178,944)	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(5,433,055)	—	—	—	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	13,875	—	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	$(20,399,211)	$13,875	—	$—	$5,206,930

The accompanying notes are an integral part of these statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Deficit During Development Stage		Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital		Other Comprehensive Income	Number of Shares	Amount
Issuance of common stock for cash on 1/7/03	—	—	—	—	61,600	62	92,338	—	—	—	—	92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services – 1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/02	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock – 2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock – 2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services – 2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	(1,087,200)	—	—	—	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	(1,244,880)	—	—	—	—
Issuance of common stock for cash – 3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock – 3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock – 3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash – 4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock – 4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(11,268,294)	—	—	—	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	360,505	—	—	360,505
Comprehensive loss	––	––	––	––	—	––	—	—	––	––	––	(10,907,789)
Balance, 12/31/03	––	$—	––	$––	26,672,192	$26,672	$50,862,258	$(33,999,585)	$374,380	––	$—	$17,263,725

The accompanying notes are an integral part of these statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Deficit During Development Stage		Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital		Other Comprehensive Income	Number of Shares	Amount
Conversion of warrants into common stock— 1st qtr	—	—	—	—	78,526	79	(79)	—	—	—	—	—
Issuance of common stock for cash — 1st qtr	—	—	—	—	19,000	19	102,701	—	—	—	—	102,720
Compensation expense on options and warrants issued to non-employees and directors — 1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Conversion of warrants into common stock— 2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash — 2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors — 2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(8,726,063)	—	—	—	(8,726,063)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	23,570	—	—	23,570
Comprehensive loss	––	––	––	––	—	––	—	—	––	––	––	(8,702,493)
Balance, 6/30/04	––	$—	––	$––	34,021,546	$34,022	$109,329,022	$(42,725,648)	$397,950	––	$—	$67,035,346

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		Cumulative Period from December 28, 1995 (date of inception) to June 30,
	2004	2003	2004
Cash flows from operating activities
Net loss	$(8,726,063)	$(4,630,376)	$(29,711,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and expenses	1,553,960	—	3,176,555
Uncompensated contribution of services	—	200,000	755,556
Depreciation	545,459	357,077	1,548,418
Loss on sale of property and equipment	—	—	414,635
Change in operating assets and liabilities:
(Increase) in accounts receivable	(653,544)	(18,973)	(860,747)
(Increase) decrease in other receivables	(103,550)	54,572	(195,095)
(Increase) in inventory	(229,532)	(125,378)	(489,227)
(Increase) decrease in prepaid expenses	(263,463)	27,655	(517,971)
Increase (decrease) in other assets	(393,179)	92,794	(526,407)
Increase (decrease) in accounts payable	609,526	(343,232)	2,070,004
Increase in accrued expenses	349,339	220,519	885,314
Increase in deferred revenue	908,201	214,257	1,292,489
Net cash used in operating activities	(6,402,846)	(3,951,085)	(22,158,439)

Cash flows from investing activities
Purchase of property and equipment	(440,861)	(1,045,170)	(3,970,682)
Proceeds from the sale of property and equipment	—	—	34,300
Net cash used in investing activities	(440,861)	(1,045,170)	(3,936,382)

Cash flows from financing activities
Proceeds from convertible debt	—	—	1,450,000
Proceeds from notes payable to shareholders	—	—	135,667
Proceeds from the issuance of preferred stock	—	3,919,078	12,931,800
Net proceeds from the issuance of common stock	56,920,154	92,400	78,583,025
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(50,280)
Net cash provided by financing activities	56,920,154	4,011,478	91,876,357

Effect of exchange rate changes on cash balance	51,993	32,379	282,462
Net increase (decrease) in cash and cash equivalents	50,128,440	(952,398)	66,063,998
Cash and cash equivalents, beginning of period	15,935,558	4,244,640	—
Cash and cash equivalents, end of period	$66,063,998	$3,292,242	$66,063,998

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$150,283
Deemed dividend associated with beneficial conversion of preferred stock	—	1,244,880	11,423,824
Preferred stock dividend	—	411,189	1,589,861
Uncompensated contribution of services	—	200,000	755,556
Common stock issued for intellectual property	—	540,000	540,000

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

On April 7, 2004, the Company submitted a request for a Special Protocol Assessment, or SPA, to the FDA with all the supporting information for its two pivotal Phase III clinical trials for specific dermal applications. In the SPA process, the FDA reviews the design and size of a proposed Phase III program and provides comments regarding the adequacy of the clinical trial design to support a claim of efficacy in an approvable Biologics License Application, or BLA. The FDA’s comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and efficacy of a product candidate is identified after the Phase III program commences. In May 2004, the FDA approved the Company’s request for an SPA relating to the design of two pivotal Phase III clinical trials to be conducted by Isolagen in support of registration of the Isolagen Process for the treatment of nasolabial folds and glabellar lines.  The Company believes that the FDA’s action will significantly reduce the risks associated with conducting its pivotal Phase III clinical trials to provide evidence of efficacy and safety sufficient for license application. In July 2004, the Company commenced its Phase III Pivotal Trials. Isolagen will be conducting two identical trials for the treatment of facial wrinkles.  The trials are randomized, double blind and placebo controlled and will be conducted at various sites in the United States.  The trials, which will run simultaneously, each have 100 patients split evenly between treatment group and placebo controlled group.  Efficacy will be measured by a two (2) point improvement on a six (6) point scale, as evaluated by an independent assessor after four (4) months of treatment.

The Company’s goal is to become a leading provider of solutions for soft and hard tissue regeneration. The Company currently sells its dermal product in the United Kingdom and Australia. The Company plans to expand sales of its dermal product to other parts of Europe, Asia and the Americas.

Through June 30, 2004, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its UK operations and raising capital. In the course of its development activities, the

Company has sustained losses and expects such losses to continue through at least 2004. The Company will finance its operations primarily through its existing cash and future financing.

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

As of June 30, 2004, the Company had a cash balance of $66.1 million and net working capital of $63.9 million.   As of August 9, 2004, the Company had a cash balance of approximately $64.5 million.  The Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2006, assuming no additional future sources of funding and assuming no expansion of the Company. The Company does not have any credit facilities with which to fund ongoing working capital needs, and will be dependent on its cash and cash equivalents to fund operations for the foreseeable future.  The Company’s long-term viability is dependent upon the successful operation of its business and its ability to raise funds within the near future for expansion.

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

Note 2 -                  Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 28, 2004.

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

The products developed by the Company require approvals from the United States FDA or other international regulatory agencies prior to commercial sales.  There can be no assurance that all of the Company’s products will receive the necessary approvals.  If the Company was denied such approvals or such approvals were delayed, it would have a material adverse impact on the Company.

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

Loss per share data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1.  Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method) and convertible preferred stock.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At June 30, 2004, options and warrants to purchase 7,144,551 shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

Had compensation costs for the Company’s stock option grants to employees and directors been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss attributable to common shareholders – as reported	$(3,859,319)	$(3,887,605)	$(8,726,063)	$(6,286,445)
Add: Stock-based employee compensation expense (gain) included in reported net loss, net of related tax effects of $0	(109,685)	—	339,505	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of related tax effect of $0	(974,303)	(920,445)	(2,074,386)	(1,626,662)
Net loss – pro forma	$(4,943,307)	$(4,808,050)	$(10,460,944)	$(7,913,107)

Net loss per share – as reported
Basic and diluted	$(0.14)	$(0.25)	$(0.32)	$(0.41)
Net loss per share – pro forma
Basic and diluted	$(0.18)	$(0.31)	$(0.38)	$(0.52)

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

Revenue recognition

The Company recognizes revenue from product sales when goods are shipped and the risk of loss transfers to the customer. Revenue from licenses and other upfront fees are recognized on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Any amounts received in advance of performance are recorded as deferred revenue. The Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. The Company believes that all of these conditions are met at the time of shipment. Currently, three injections are recommended, although the decision to utilize one, two or three injections is between the attending physician and his/her patient. The amount invoiced is fixed and determinable and only varies among customers depending upon the number of injections requested. There is no performance provision under any arrangement with any doctor and there is no right to refund, or returns for unused injections.

Currently the Isolagen Process is delivered through an attending physician to each patient using the Company’s recommended regimen of up to three injections.  The Company believes each injection has stand alone value to the patient. The Company invoices the attending physician upon that physician submitting his or her patient’s tissue sample to the Company, as a result of which the contractual arrangement is between the Company and the medical professional. The amount invoiced varies directly with the number of injections requested. Generally, all orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The amount of the revenue deferred represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

Intangible assets

The Company’s intangible assets represent patent applications which are recorded at cost. The Company has filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company’s technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are capitalized and will be amortized over the life of the patents. The Company reviews the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings and have not been material in any one period.

Comprehensive income

Comprehensive income encompasses all changes in equity other than those with shareholders and consists of net earnings and foreign currency translation adjustments. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

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

Note 4 -                  Equity, Stock Plan and Warrants

Uncompensated contributed services

From the date of the Merger through June 30, 2003, the Company did not pay compensation to certain officers and directors.  Accordingly, the Company has capitalized the estimated fair value of these services.  The uncompensated contributed services totaled $200,000 for the three months ended June 30, 2003.  The Company estimated the value of the contributed services based upon its estimate of their fair market value.  This contribution of services was recorded as an increase to compensation expense and increase in additional paid in capital.

Common Stock

During the three months ended March 31, 2004, the Company issued 19,000 shares of common stock for cash totaling $102,720 in connection with the exercise of stock options and issued 78,526 shares of common stock in exchange for cashless exercise of warrants.

During the three months ended June 30, 2004, the Company issued a) 7,200,000 shares of common stock for cash totaling $56.8 million in connection with the secondary offering completed in June 2004; and b) 51,828 shares of common stock in exchange for cashless exercise of warrants.  During the three month ended June 30, 2004, there were no shares of common stock issued for cash in connection with the exercise of stock options.

2001 Stock Option and Stock Appreciation Rights Plan

Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “Stock Plan”). The Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Plan is administered by the Company’s Compensation Committee, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

In January 2004, the Company issued under the Stock Plan a total of 300,000 options to purchase its common stock with an exercise price of $6.00 per share to three independent board members.  The options vest over a three year period and expire in January 2014.  Compensation expense for these options of $0.4 million was recorded in the three months ended March 31, 2004 as these options had a cashless exercise provision.  Compensation gain for these options of $0.1 million was recorded in the three months ended June 30, 2004.  The cashless exercise provision for these options were eliminated on May 10, 2004, thus an expense will no longer be recorded subsequent to June 30, 2004.

In the second quarter of 2004, the Company issued a total of 260,000 options to purchase its common stock with an exercise price ranging from $8.90 to $11.38 per share to various employees. The options vest over a three year period from the date of grant.  In the second quarter of 2004, the Company issued 30,000 options to purchase its common stock with an exercise price of $9.00 to one independent board member.  The options vest after twelve months from the date of grant.

2003 Stock Option and Stock Appreciation Rights Plan

On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Compensation Committee, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

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

In the second quarter of 2004, an employee retired 300,000 options to purchase common stock.

Warrants and Options Issued for Services

As of June 30, 2004, the Company has outstanding 688,600 warrants and options issued to non-employees under consulting and distribution agreements.  The following sets forth certain information concerning these warrants and options:

	Vested	Unvested
Warrants and options outstanding	354,433	334,167
Vesting period	n/a	3 to 36 months
Range of exercise prices	$1.50 to $10.49	$6.00 to $10.49
Weighted average exercise price	$4.31	$7.18
Expiration dates	2005 to 2012	2007 to 2013

Expense related to these contracts was $1.0 million for the three months ended March 31, 2004 and $0.3 million for the three months ended June 30, 2004.

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

Geographical information concerning the Company’s reportable segments is as follows:

	Revenue Three months ended June 30,		Revenue Six months ended June 30,
	2004	2003	2004	2003

United States	$—	$—	$—	$—
United Kingdom	454,616	79,425	656,295	79,796
Australia	89,630	—	177,308	—
	$544,246	$79,425	$833,603	$79,796

	Property and Equipment, net As of June 30,
	2004	2003

United States	$509,756	$1,165,033
United Kingdom	778,084	872,395
Australia	555,863	810,579
	$1,843,703	$2,848,007

	Depreciation Three months ended June 30,		Depreciation Six months ended June 30,
	2004	2003	2004	2003

United States	$124,598	$113,573	$243,945	$198,429
United Kingdom	59,304	51,218	117,558	109,750
Australia	89,007	48,898	183,956	48,898
	$272,909	$213,689	$545,459	$357,077

	Capital Expenditures Three months ended June 30,		Capital Expenditures Six months ended June 30,
	2004	2003	2004	2003

United States	$307,339	$76,607	$386,848	$274,551
United Kingdom	34,640	69,680	46,953	248,873
Australia	3,826	126,760	7,060	521,746
	$345,805	$273,047	$440,861	$1,045,170

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

Forward-Looking Information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Isolagen that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The discovery and development of applications for autologous cellular therapy are subject to substantial risks and uncertainties. There can be no assurance that Isolagen’s trials relating to autologous cellular therapy applications for the treatment of dermal defects or gingival recession can be conducted within the timeframe that Isolagen expects, that such trials will yield positive results, or that additional applications for the commercialization of autologous cellular therapy can be identified and advanced into human clinical trials.  These and other factors, some of which are described below, could cause future results to differ materially from the expectations expressed in this report.    Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements.  Several of these factors include, without limitation:

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

•                  our ability to finance our business;

•                  our ability to improve our current pricing model;

•                  our ability to decrease our cost of goods sold through the development of our Automated Cell Expansion ("ACE")  System  that permits an automated harvesting process in a closed loop sterile environment, which we believe will eliminate several of the steps and materials involved in our current system and will lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production;

•      our ability to complete and integrate the ACE System into our UK operations on a timely basis, which we currently believe will consist of four new manufacturing units and which installation will start during the third quarter of 2004 and be finalized by the first quarter of 2005;

•      our ability to service the demand for our dermal product in the United Kingdom, which is highly dependent on our ability to complete and integrate the ACE System;

•      our ability to significantly reduce our need for fetal bovine calf serum for culturing cells, which process is in the exploratory phase and which we hope will result in an 80% or  greater reduction in the use of such serum;

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

•                  our ability to receive requisite regulatory approvals in the United States, Europe, Asia and the Americas, and our ability to retain the licenses that we have obtained and may obtain; and the absence of adverse regulatory developments in the United States, Europe, Asia and the Americas or any other country where we plan to conduct commercial operations;

•                  continued availability of supplies at satisfactory prices;

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

•                  other new lines of business that we may enter in the future; and

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

GENERAL

We specialize in the development and commercialization of autologous cellular technology that has specific applications in cosmetic dermatology and are exploring applications for periodontal disease, reconstructive dentistry and other health-related markets. We are developing our lead product candidate for the correction and reduction of the normal effects of aging, such as wrinkles and nasolabial folds. In March 2004, we announced positive results of our first Phase III clinical trial for our lead product candidate. We initiated two additional pivotal Phase III clinical trials for this product candidate in July 2004. We currently expect to file a Biologics License Application, or BLA, for this product candidate during the first quarter of 2005.  We completed a Phase I clinical trial for our second product candidate for the treatment of periodontal disease in late 2003, and we initiated a Phase II clinical trial in May 2004.  We also have an active investigational new drug application for vocal cord injury.  We are currently in discussions with the FDA regarding our Phase I clinical trial protocol. The FDA has approved the protocol which is currently under review by the IRB (“Institutional Review Board”).  We expect to initiate this trial during the third quarter of 2004.  We are also exploring other opportunities for additional product candidates, including for the treatment of acne scars.

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

As of June 30, 2004, the Company had a cash balance of $66.1 million and net working capital of $63.9 million.   As of August 9, 2004, the Company had a cash balance of approximately $64.5 million.  The Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2006, assuming no additional future sources of funding and assuming no expansion of the Company. The Company does not have any credit facilities with which to fund ongoing working capital needs, and will be dependent on its cash and cash equivalents to fund operations for the foreseeable future.  The Company’s long-term viability is dependent upon the successful operation of its business and its ability to raise funds within the near future for expansion.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to the impairment of long-lived assets (including intangible assets), allowances for doubtful accounts, revenue recognition, certain accrued liabilities and stock based expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount and timing of the recognition of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Currently the Isolagen Process is delivered through an attending physician to each patient using our recommended regimen of up to three injections.  We believe each injection has stand alone value to the patient. We invoice the attending physician upon that physician submitting his or her patient’s tissue sample to us; as a result of which the contractual arrangement is between us and the medical professional. The amount invoiced varies directly with the number of injections requested.  Generally, all orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The amount of the revenue deferral represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

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

Stock based compensation and expenses:  We account for our stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123-”Accounting for Stock Based Compensation.” Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date.  To the extent the options have cashless exercise provisions, we utilize variable accounting.  We have elected to continue following the provisions of APB No. 25.

From time to time we issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.  Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. As a result, the expense related to contracts that do not contain a substantial disincentive to non-performance will fluctuate from period to period based on changes in the market price of our common stock.  Period to period expense may also fluctuate if we decide to exercise our right to terminate certain contracts before some or all of the options or warrants vest.

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2004 and 2003

REVENUES.  Revenues increased $753,807, to $833,603 for the six months ended June 30, 2004 compared to $79,796 for the six months ended June 30, 2003.  The increase in revenues is primarily attributable to the expansion of our operations in the United Kingdom and the commencement of operations in Australia.  Sales for the six months ended June 30, 2004 are net of “at no charge” or discounted Isolagen Treatments provided to physicians as incentives.  Such incentives amounted to $0.4 million during the six months ended June 30, 2004 and we anticipate that the level of such incentives will decline in future periods.

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

The revenues which we did recognize during the six months ended June 30, 2004 from our United Kingdom and Australian operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

COST OF SALES.  Costs of sales increased to $641,906 for the six months ended June 30, 2004 compared to $48,861 for the six months ended June 30, 2003.  The increase in cost of sales is the result of the increase in our sales as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 98%, or $3,452,520, to $6,975,576 for the six months ended June 30, 2004 compared to $3,523,056 for the six months ended June 30, 2003. The major components of the approximately $3.5 million increase in selling, general and administrative expense are as follows:

a) Consulting expense increased by approximately $1.2 million to $1.8 million for the six months ended June 30, 2004 compared to $0.6 million for the six months ended June 30, 2003.  The increase included $1.2 million of stock based expenses related to warrants issued under consulting and distribution agreements, and $0.3 million of stock compensation related to stock options issued to directors.  There were no such stock based expenses in the six months ended June 30, 2003.  The level of the expense recorded for the warrants issued under consulting and distribution contracts can vary from quarter to quarter based on changes in the market price of our common stock.

b) Salaries increased by approximately $1.2 million to $1.7 million for the six months ended June 30, 2004 compared to $0.5 million for the six months ended June 30, 2003 due to an increase in our number of employees. The six months ended June 30, 2003 expense included an imputed expense of $200,000 for the fair market value of services provided by certain officers for which they will not be compensated.

c) Travel expense decreased by approximately $0.1 million to $0.3 million for the six months ended June 30, 2004 compared to $0.4 million for the six months ended June 30, 2003.

d) Promotional expense increased by approximately $0.2 million to $0.5 million for the six months ended June 30, 2004 compared to $0.3 million for the six months ended June 30, 2003 due to increased marketing and promotional efforts related to the expansion of our operations in the United Kingdom.

e) Depreciation and amortization increased by approximately $0.1 million to $0.5 million for the six months ended June 30, 2004 compared to $0.4 million for the six months ended June 30, 2003, which increase was based on assets placed into service during 2003 with the commencement of our operations in the United Kingdom and the completion of our U.S. laboratory.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.8 million during the six months ended June 30, 2004 to $2.0 million as compared to $1.2 million for the same period of 2003, primarily due to a $0.7 million increase in consulting expenses.  Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Process for our dermal product candidate in the United States.  These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. In July 2004, we commenced our Phase III Pivotal Trials for our dermal product candidate, which are ongoing.  The total cost of research and development as of June 30, 2004 is $9.1 million.   As of June 30, 2004, we believe at a minimum it will cost $2.2 million to complete the approval process for our dermal product candidate.  That estimate assumes that no further testing requirements for the initial dermal applications are imposed by the FDA, that FDA approval is forthcoming and that FDA approval is received during 2005.  The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies.  In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming.  Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval for the initial dermal applications will be if FDA approval is not forthcoming in 2005.  We have other research projects currently underway. However, research and development costs related to these projects were not material during the 2004 or 2003 periods.

INTEREST INCOME. Interest income increased 273%, or $29,001, to $39,621 for the six months ended June 30, 2004 compared to $10,620 for the six months ended June 30, 2003.   The increase in interest income resulted principally from an increase in the amount of cash held in interest bearing accounts.

OTHER INCOME.  Other income of $55,663 for the six months ended June 30, 2003 represents gains realized on the sale of certain interest bearing securities denominated in Australian dollars and British pounds held to mitigate a portion of the foreign currency exposure related to our international activity.  As of June 30, 2004, we held no such securities.

NET LOSS. Net loss for the six months ended June 30, 2004 was $8,726,063, as compared to a net loss of $4,630,376 for the six months ended June 30, 2003. This increase in net loss represents the effects of the increases in selling, general and administrative expenses and research and development expenses partially offset by the increase in our sales and gross profit.

Comparison of the three months ending June 30, 2004 and 2003

REVENUES.  Revenues increased $464,821, to $544,246 for the three months ended June 30, 2004 compared to $79,425 for the three months ended June 30, 2003.  The increase in revenues is primarily attributable to the expansion of our operations in the United Kingdom and the commencement of operations in Australia.  Sales for the three months ended June 30, 2004 are net of “at no charge” or discounted Isolagen Treatments provided to physicians as incentives.  Such incentives amounted to $0.3 million during the three months ended June 30, 2004 and we anticipate that the level of such incentives will decline in future periods.

The revenues which we did recognize during the three months ended June 30, 2004 from our United Kingdom operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

COST OF SALES.  Costs of sales increased to $415,001 for the three months ended June 30, 2004 compared to $47,867 for the three months ended June 30, 2003.  The increase in cost of sales is the result of the increase in our sales as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 72%, or $1,348,691, to $3,211,257 for the three months ended June 30, 2004 compared to $1,862,566 for the three months ended June 30, 2003. The major components of the approximately $1.3 million increase in selling, general and administrative expense are as follows:

a) Consulting expense stayed constant at $0.3 million for the three months ended June 30, 2004 compared to $0.3 million for the three months ended June 30, 2003.  Included in the three months ended June 30, 2004 are $0.3 million of stock based expenses related to warrants issued under consulting and distribution agreements, and ($0.1) million of stock compensation related to stock options issued to directors.  There were no such stock based expenses in the quarter ended June 30, 2003.  The level of the expense recorded for the warrants issued under consulting and distribution contracts can vary from quarter to quarter based on changes in the market price of our common stock.

b) Salaries increased by approximately $0.8 million to $1.1 million for the three months ended June 30, 2004 compared to $0.3 million for the three months ended June 30, 2003 due to an increase in our number of employees. The three months ended June 30, 2003 expense included an imputed expense of $100,000 for the fair market value of services provided by certain officers for which they will not be compensated.

c) Travel expense stayed constant at $0.2 million for the three months ended June 30, 2004 compared to $0.2 million for the three months ended June 30, 2003.

d) Promotional expense increased by approximately $0.2 million to $0.3 million for the three months ended June 30, 2004 compared to $0.1 million for the three months ended June 30, 2003 due to increased marketing and promotional efforts related to the expansion of our operations in the United Kingdom.

e) Depreciation and amortization increased by approximately $0.1 million to $0.3 million for the three months ended June 30, 2004 compared to $0.2 million for the three months ended June 30, 2003, which increase was based on assets placed into service during 2003 with the commencement of our operations in the United Kingdom and the completion of our U.S. laboratory.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.2 million during the three months ended June 30, 2004 to $0.8 million as compared to $0.6 million for the same period of 2003, primarily due to a $0.2 million increase in consulting expense.  Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Process for our dermal product candidate in the United States.  These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs.  In July 2004, we commenced our Phase III Pivotal Trials for our dermal product candidate, which are ongoing.  We have other research projects currently underway. However, research and development costs related to these projects were not material during the 2004 or 2003 periods.

INTEREST INCOME. Interest income increased 574%, or $18,326, to $21,516 for the three months ended June 30, 2004 compared to $3,190 for the three months ended June 30, 2003.   The increase in interest income resulted principally from an increase in the amount of cash held in interest bearing accounts.

NET LOSS. Net loss for the three months ended June 30, 2004 was $3,859,319, as compared to a net loss of $2,441,275 for the three months ended June 30, 2003. This increase in net loss represents the effects of the increases in selling, general and administrative expenses and research and development expenses partially offset by the increase in our sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the six months ended June 30, 2004, amounted to $6,402,846, as compared to the $3,951,085 of cash used in operating activities during the six months ended June 30, 2003. The increase in the cash used in operations reflects the increases in our expenses, as discussed above.  For both the six month periods ended June 30, 2004 and June 30, 2003 we financed our operating cash flow needs from our cash on hand at the beginning of the periods.  Those cash balances were the result of equity offerings we completed in fiscal 2003 and fiscal 2002.

Investing Activities

Cash used by investing activities during the six months ended June 30, 2004, amounted to $440,861 as compared to cash used by investing activities of $1,045,170 during the six months ended June 30, 2003.  In both periods the investing activities were the purchases of property and equipment for our laboratories. The purchases were financed from our cash on hand at the beginning of the periods.

Financing Activities

Cash provided by financing activities was $56,920,154 for the six months ended June 30, 2004, which consisted substantially of the proceeds from the sale of 7,200,000 shares of common stock in a public offering in June 2004 for cash totaling $56,817,434, after deducting the costs and expenses associated with the sale.   Cash provided by financing activities during the six months ended June 30, 2003, amounted to $4,011,478 consisting of $3,919,078 raised from the issuance of preferred stock and $92,400 raised from the issuance of common stock.

In May 2003, we sold in a private offering 155,750 shares of Series B Convertible Preferred Stock at an offering price of $28 per share.  Each share of Series B preferred stock was convertible into 8 shares of our common stock at any time after issuance and accrued dividends at 6% per annum payable in cash or additional shares of Series B Preferred Stock. After deducting the costs and expenses associated with the sale, we received cash totaling $3,919,078. In conjunction with the private offering, we issued to the placement agent warrants to purchase 124,600 shares of common stock with an exercise price of $3.50 per share. The warrants are exercisable immediately after grant and expire five years thereafter.  The fair value of the warrants granted to the placement agent, based on the Black-Scholes valuation model is estimated to be $2.77 per warrant.  The value of the warrants granted was offset from the proceeds received from the sale of the Series B Preferred Stock and recorded as additional paid in capital.

As stated above, the price of the Series B Preferred Stock sold was $28 per share.  The market value of our common stock sold on the dates that the preferred stock was sold had a range of $4.40 - $4.54 per common share.   In accordance with EITF 00-27 this created a beneficial conversion to the holders of the preferred stock and a deemed dividend to the preferred stockholders totaling $1,244,880 was recorded with a corresponding amount recorded as additional paid-in capital.  The deemed dividend associated with the beneficial conversion was calculated as the difference between the fair value of the underlying common stock less the proceeds that were received for the Series B Preferred Stock limited to the value of the proceeds received.

Working Capital

As of June 30, 2004, the Company had a cash balance of $66.1 million and net working capital of $63.9 million.   As of August 9, 2004, the Company had a cash balance of approximately $64.5 million.  The Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2006, assuming no additional future sources of funding and assuming no expansion of the Company. The Company does not have any credit facilities with which to fund ongoing working capital needs, and will be dependent on its cash and cash equivalents to fund operations for the foreseeable future.  The Company’s long-term viability is dependent upon the successful operation of its business and its ability to raise funds within the near future for expansion.

Inflation did not have a significant impact on our results during the six months ended June 30, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed our disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of the our most recent fiscal quarter.

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)           n/a

(c)           Set forth below is information concerning all issuances of our securities during the fiscal quarter ended March 31, 2004 and the second quarter June 30, 2004, that were not registered under the Securities Act.

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

During the second quarter ended June 30, 2004, we issued 51,828 shares of common stock to accredited investors upon the cash-less exercise of warrants, which were granted in consideration of services related to a private offering of our securities.  The foregoing transactions were completed pursuant to Rule 506 of Regulation D of the Securities Act. No underwriter was utilized in the transactions, and no commissions or other remuneration was paid in connection with the issuances described above.

(d)           n/a

(e)           We made no repurchases of our common stock during the quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           Our annual meeting of stockholders was commenced on June 10, 2004, adjourned, and reconvened on July 8, 2004.

(b)           Steven Morrell and Marshall G. Webb were elected at the annual meeting to serve until our 2007 annual meeting of stockholders or until their successors are duly elected and qualified.  In addition to Messrs. Morrell and Webb, the directors whose terms of office continued after the meeting were: Michael Macaluso, Frank DeLape, Ralph De Martino, and Henry L. Toh.

(c)           In addition to the election of directors, a proposal to ratify the appointment of BDO Seidman, LLP as our independent auditor for fiscal year 2004 was approved by our stockholders.  The following table is a tabulation of the final votes for each of the matters presented at the annual meeting:

	Affirmative Votes	Withheld / Negative Votes	Abstentions	Broker Non-Votes
Election – Steven Morrell	20,178,773	121,314	—

Election – Marshall G. Webb	20,178,828	121,259	—

Ratification of BDO Seidman	20,294,711	1,300	4,076

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

During the second quarter for which this report is being filed we furnished the SEC with eight (8) current reports on Form 8-K, each of which reported events under Item 5 of Form 8-K, except the Form 8-K on April 23, 2004, which reported under Item 4, 5 and 7.

•                  On April 23, 2004, we announced a change in certifying accountant and a change in board membership.

•                  On April 28, 2004, we announced a proposed public offering of 7,000,000 shares of the Company’s common stock.

•                  On May 12, 2004, we announced the completion of the Phase I Dental Study and the start of the Phase II Dental Study.

•                  On May 24, 2004, we announced the U.S. Food and Drug Administration, or FDA, has approved the Company’s request for a Special Protocol Assessment.

•                  On June 7, 2004, we announced that the Company’s shareholders meeting scheduled for June 10, 2004 will be adjourned without any action being taken and reconvened on July 8, 2004.

•                  On June 10, 2004, we announced the pricing of the Company’s follow-on offering.

•                  On June 16, 2004, we announced the exercise of over-allotment in full and completion of stock offering.

•                  On June 29, 2004, we announced that the Company was selected for inclusion by the Russell 3000(R) Index when the broad-market index was reconstituted June 25, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.

Date: August 12, 2004	By: /s/ Jeffrey W. Tomz
Jeffrey W. Tomz, CFO and Secretary
(Principal Financial Officer)