Form 10-Q
period 2004-09-30
ISOLAGEN INC
filed 2004-11-08
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 8, 2004, issuer had 30,174,801 shares of issued and outstanding common stock, par value $0.001.

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets
September 30, 2004 (unaudited) and December 31, 2003

Consolidated Statements of Operations
Nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited) and cumulative period from inception to September 30, 2004 (unaudited)

Three months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)

Consolidated Statements of Shareholders’ Equity
From inception to September 30, 2004 (unaudited)

Consolidated Statements of Cash Flows
Nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited) and cumulative period from inception to September 30, 2004 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Isolagen, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$62,024,226	$15,935,558
Accounts receivable, net of allowance for doubtful accounts	1,468,236	207,202
Inventory	877,081	259,695
Other receivables	375,907	91,545
Prepaid expenses	623,130	254,508

Total current assets	65,368,580	16,748,508

Property and equipment, net	3,006,059	2,221,838

Intangible assets	540,000	540,000

Other assets	730,355	134,119

Total assets	$69,644,994	$19,644,465

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$3,795,884	$1,460,478
Accrued expenses	2,401,605	535,975
Deferred revenue	1,870,930	384,287

Total current liabilities	8,068,419	2,380,740

Long term liabilities	503,205	—

Total liabilities	8,571,624	2,380,740

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 34,167,247 and 26,672,192 shares issued and outstanding, respectively	34,167	26,672
Additional paid-in capital	109,807,705	50,862,258
Other comprehensive income (foreign currency translation)	392,560	374,380
Accumulated deficit during development stage	(49,161,062)	(33,999,585)

Total shareholders’ equity	61,073,370	17,263,725

Total liabilities and shareholders’ equity	$69,644,994	$19,644,465

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from December 28, 1995 (date of inception) to September 30, 2004
	2004	2003

Revenues
Sales	$2,176,407	$158,371	$4,063,201
License fees	—	—	260,000

Total revenues	2,176,407	158,371	4,323,201

Cost of sales	1,510,143	79,161	2,069,561

Gross profit	666,264	79,210	2,253,640

Selling, general and administrative expenses	12,520,650	5,201,411	27,662,066
Research and development	3,548,500	2,292,675	10,619,961

Operating loss	(15,402,886)	(7,414,876)	(36,028,387)

Other income (expense)
Interest income	241,409	19,404	519,189
Other income	—	55,663	88,084
Loss on sale of property and equipment	—	—	(414,635)
Interest expense	—	—	(311,628)

Net loss	(15,161,477)	(7,339,809)	(36,147,377)

Deemed dividend associated with beneficial conversion of preferred stock	—	(1,244,880)	(11,423,824)
Preferred stock dividends	—	(1,087,200)	(1,589,861)
Net loss attributable to common shareholders	$(15,161,477)	$(9,671,889)	$(49,161,062)

Per share information
Net loss – basic and diluted	$(0.51)	$(0.44)	$(4.11)
Deemed dividend associated with beneficial conversion of preferred stock	—	(0.07)	(1.30)
Preferred stock dividends	—	(0.06)	(0.18)
Net loss attributable to common shareholders – basic and diluted	$(0.51)	$(0.57)	$(5.59)

Weighted average number of basic and diluted common shares outstanding	29,600,021	16,824,001	8,797,513

The accompanying notes are an integral part of these statements.

	Three Months Ended September 30,
	2004	2003

Revenues	$1,342,804	$78,575

Cost of sales	868,237	30,300

Gross profit	474,567	48,275

Selling, general and administrative expenses	5,545,074	1,678,355
Research and development	1,566,695	1,088,137

Operating loss	(6,637,202)	(2,718,217)

Other income
Interest income	201,788	8,784

Net loss	(6,435,414)	(2,709,433)

Deemed dividend associated with beneficial conversion of preferred stock	—	—
Preferred stock dividends	—	(676,011)
Net loss attributable to common shareholders	$(6,435,414)	$(3,385,444)

Per shares information
Net loss – basic and diluted	$(0.19)	$(0.14)
Deemed dividend associated with beneficial conversion of preferred stock	—	—
Preferred stock dividends	—	(0.03)
Net loss attributable to common shareholders – basic and diluted	$(0.19)	$(0.17)

Weighted average number of basic and diluted common shares outstanding	34,050,563	19,726,478

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount				Number of Shares	Amount
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	$—	$—	—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	(270,468)	—	—	—	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	$(270,468)	$—	—	$—	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	(52,550)	—	—	—	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	$(323,018)	$—	—	$—	$(40,683)

The accompanying notes are an integral part of these statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount				Number of Shares	Amount
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	$—	$—	—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	—	—	2,400	(50,280)	(50,280)
Net loss	—	—	—	—	—	—	—	(195,675)	—	—	—	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	$(518,693)	$—	2,400	$(50,280)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	(1,306,778)	—	—	—	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	$(1,825,471)	$—	2,400	$(50,280)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	(807,076)	—	—	—	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	$(2,632,547)	$—	2,400	$(50,280)	$(2,228,467)

The accompanying notes are an integral part of these statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount				Number of Shares	Amount
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	$—	$—	—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	—	—	(2,400)	50,280	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount				Number of Shares	Amount
Uncompensated contribution of services - 3rd quarter	—	$—	—	$—	$—	$—	$55,556	$—	$—	—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services - 4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	(1,652,004)	—	—	—	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	$(4,284,551)	$—	—	$—	$1,052,400
Uncompensated contribution of services - 1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services - 2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services - 3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services - 4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	(502,661)	—	—	—	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	(10,178,944)	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(5,433,055)	—	—	—	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	13,875	—	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	$(20,399,211)	$13,875	—	$—	$5,206,930

The accompanying notes are an integral part of these statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount				Number of Shares	Amount
Issuance of common stock for cash on 1/7/03	—	—	—	—	61,600	62	92,338	—	—	—	—	92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services - 1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/02	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock- 2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock- 2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services - 2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	(1,087,200)	—	—	—	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	(1,244,880)	—	—	—	—
Issuance of common stock for cash - 3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock - 3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock - 3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash - 4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock - 4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(11,268,294)	—	—	—	(11,268,294)
Other comprehensive income, foreign
currency translation adjustment	—	—	—	—	—	—	—	—	360,505	—	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	$(33,999,585)	$374,380	—	$—	$17,263,725

The accompanying notes are an integral part of these statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount				Number of Shares	Amount
Conversion of warrants into common stock– 1st qtr	—	—	—	—	78,526	79	(79)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options – 1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants – 1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors – 1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Conversion of warrants into common stock– 2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash – 2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors – 2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Conversion of warrants into common stock– 3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options – 3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants – 3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors – 3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(15,161,477)	—	—	—	(15,161,477)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	18,180	—	—	18,180
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(15,143,297)
Balance, 9/30/04	—	$—	—	$—	34,167,247	$34,167	$109,807,705	$(49,161,062)	$392,560	—	$—	$61,073,370

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from December 28, 1995 (date of inception) to September 30, 2004
	2004	2003
Cash flows from operating activities
Net loss	$(15,161,477)	$(7,339,809)	$(36,147,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and expenses	1,783,093	—	3,405,688
Uncompensated contribution of services	—	200,000	755,556
Depreciation	849,987	631,015	1,852,946
Loss on sale of property and equipment	—	39,488	414,635
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,277,926)	(30,773)	(1,485,129)
(Increase) decrease in other receivables	(285,468)	55,000	(377,013)
(Increase) in inventory	(620,229)	(274,312)	(879,924)
(Increase) decrease in prepaid expenses	(362,701)	9,975	(617,209)
Increase (decrease) in other assets	(357,257)	67,026	(490,485)
Increase (decrease) in accounts payable	2,341,292	(179,866)	3,801,770
Increase in accrued expenses	2,200,167	250,469	2,736,142
Increase in deferred revenue	1,491,543	300,966	1,875,831
Net cash used in operating activities	(9,398,976)	(6,270,821)	(25,154,569)

Cash flows from investing activities
Purchase of property and equipment	(1,723,094)	(1,143,548)	(5,252,915)
Proceeds from the sale of property and equipment	—	33,300	34,300
Net cash used in investing activities	(1,723,094)	(1,110,248)	(5,218,615)

Cash flows from financing activities
Proceeds from convertible debt	—	—	1,450,000
Proceeds from notes payable to shareholders	—	—	135,667
Proceeds from the issuance of preferred stock	—	3,919,078	12,931,800
Net proceeds from the issuance of common stock	57,169,849	18,857,961	78,832,720
Cash dividends paid on preferred stock	—	(1,087,200)	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(50,280)
Net cash provided by financing activities	57,169,849	21,689,839	92,126,052

Effect of exchange rate changes on cash balance	40,889	(6,483)	271,358
Net increase (decrease) in cash and cash equivalents	46,088,668	14,302,287	62,024,226
Cash and cash equivalents, beginning of period	15,935,558	4,244,640	—
Cash and cash equivalents, end of period	$62,024,226	$18,546,927	$62,024,226

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$150,283
Deemed dividend associated with beneficial conversion of preferred stock	—	1,244,880	11,423,824
Preferred stock dividend	—	1,087,200	1,589,861
Uncompensated contribution of services	—	200,000	755,556
Common stock issued for intellectual property	—	540,000	540,000
Equipment through capital lease commitments	167,154	—	167,154

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

On April 7, 2004, the Company submitted a request for a Special Protocol Assessment, or SPA, to the FDA with all the supporting information for its two pivotal Phase III clinical trials for specific dermal applications. In the SPA process, the FDA reviews the design and size of a proposed Phase III program and provides comments regarding the adequacy of the clinical trial design to support a claim of efficacy in an approvable Biologics License Application, or BLA. The FDA’s comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and efficacy of a product candidate is identified after the Phase III program commences. In May 2004, the FDA approved the Company’s request for an SPA relating to the design of two pivotal Phase III clinical trials to be conducted by Isolagen in support of registration of the Isolagen Process for the treatment of nasolabial folds and glabellar lines.  The Company believes that the FDA’s action will significantly reduce the risks associated with conducting its pivotal Phase III clinical trials to provide evidence of efficacy and safety sufficient for license application. In July 2004, the Company announced the commencement of two pivotal Phase III trials, which are being conducted in two different geographic and demographic populations in the United States as two identical trials for the treatment of facial wrinkles.  These trials are randomized, double blind and placebo-controlled and are being conducted at various sites in the United States.  The trials, which are being conducted simultaneously, each have in excess of 100 patients split evenly between the treatment group and the placebo group.  Efficacy will be measured by a two-point improvements on a six-point scale, as evaluated by an independent assessor at four, six, nine and twelve months.  The Company expects to file a BLA for this product candidate during the second half of 2005.   We completed Phase I clinical trial for our second candidate for the treatment of periodontal disease in late 2003.  In the second quarter of 2004, we initiated a Phase II clinical trial for the cosmetic, or “black triangle,” application of this product candidate.

The Company’s goal is to become a leading provider of solutions for soft and hard tissue regeneration. The Company currently sells its dermal product in the United Kingdom and Australia. The Company plans to expand sales of its dermal product to other parts of Europe, Asia and the Americas.

Through September 30, 2004, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its UK operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2004. The Company will finance its operations primarily through its existing cash and future financing.

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

As of September 30, 2004, the Company had a cash balance of $62.0 million and net working capital of $57.3 million.   As of November 5, 2004, the Company had a cash balance of approximately $122.2 million.  The Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2007, assuming no additional future sources of funding and assuming no expansion of the Company. The Company does not have any credit facilities with which to fund ongoing working capital needs, and will be dependent on its cash and cash equivalents to fund operations for the foreseeable future.  The Company’s long-term viability is dependent upon the successful operation of its business and its ability to raise funds within the near future for expansion.

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

Note 2 -                  Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 28, 2004.

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

At September 30, 2004, options and warrants to purchase 7,921,836 shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

Stock based compensation and expenses

The Company accounts for its stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation.” Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date.  Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. To the extent the options have cashless exercise provisions, the Company utilizes variable accounting.  The Company has elected to continue following the provisions of APB No. 25. Stock options issued to other than employees or directors are recorded on the basis of their fair value as required by SFAS No. 123.

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

Had compensation costs for the Company’s stock option grants to employees and directors been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss attributable to common shareholders – as reported	$(6,435,414)	$(3,385,444)	$(15,161,477)	$(9,671,889)
Add: Stock-based employee compensation expense (gain) included in reported net loss, net of related tax effects of $0	—	—	339,505	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of related tax effect of $0	(1,106,020)	(11,183,906)	(3,180,405)	(12,810,568)
Net loss - pro forma	$(7,541,434)	$(14,569,350)	$(18,002,377)	$(22,482,457)

Net loss per share – as reported
Basic and diluted	$(0.19)	$(0.17)	$(0.51)	$(0.57)
Net loss per share – pro forma
Basic and diluted	$(0.22)	$(0.74)	$(0.61)	$(1.34)

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

Note 4 -                  Equity, Stock Plan and Warrants

Uncompensated contributed services

From the date of the Merger through June 30, 2003, the Company did not pay compensation to certain officers and directors.  Accordingly, the Company has capitalized the estimated fair value of these services.  The uncompensated contributed services totaled $200,000 from January 1, 2003 through June 30, 2003. The Company estimated the value of the contributed services based upon its estimate of their fair market value.  This contribution of services was recorded as an increase to compensation expense and increase in additional paid-in capital.

Common Stock

During the three months ended March 31, 2004, the Company issued 19,000 shares of common stock for cash totaling $102,720 in connection with the exercise of stock options and warrants and issued 78,526 shares of common stock in exchange for cashless exercise of warrants.

During the three months ended June 30, 2004, the Company issued a) 7,200,000 shares of common stock for cash totaling $56.8 million in connection with the secondary offering completed in June 2004; and b) 51,828 shares of common stock in exchange for cashless exercise of warrants.  During the three month ended June 30, 2004, there were no shares of common stock issued for cash in connection with the exercise of stock options or warrants.

During the three months ended September 30, 2004, the Company issued a) 138,270 shares of common stock for cash totaling $249,695 in connection with exercise of stock options and warrants; and b) issued 7,431 shares of common stock in exchange for cashless exercise of warrants.

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

In January 2004, the Company issued under the Stock Plan a total of 300,000 options to purchase its common stock with an exercise price of $6.00 per share to three independent board members.  The options vest over a three year period and expire in January 2014.  Compensation expense for these options of $0.4 million was recorded in the three months ended March 31, 2004 as these options had a cashless exercise provision.  Compensation gain for these options of $0.1 million was recorded in the three months ended June 30, 2004.  The cashless exercise provision for these options were eliminated on May 10, 2004, thus an expense will no longer be recorded subsequent to that date.

In the second quarter of 2004, the Company issued a total of 265,000 options to purchase its common stock with an exercise price ranging from $8.90 to $11.38 per share to various employees. The options vest over a three year period from the date of grant.  In the second quarter of 2004, the Company issued 30,000 options to purchase its common stock with an exercise price of $9.00 to one independent board member.  The options vest after twelve months from the date of grant.

In the third quarter of 2004, the Company did not issue any options under the Stock Plan.

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

In the third quarter of 2004, the Company did not issue any options under the 2003 Stock Plan.

Other Stock Options

In September 2004, the Company’s Board of Directors issued 920,000 options to purchase its common stock with an exercise price ranging from $8.10 to $10.11 per share to various new employees.  The options vest over a three year period from the date of grant.  825,000 of these options were granted at exercised prices that were from $0.06 to $0.54 less than the market price of the common stock on the date of grant. Total stock compensation expense of $308,750 is being charged to expense on a straight line basis over the three year vesting periods.

Warrants and Options Issued for Services

As of September 30, 2004, the Company has outstanding 678,600 warrants and options issued to non-employees under consulting and distribution agreements.  The following sets forth certain information concerning these warrants and options:

	Vested	Unvested

Warrants and options outstanding	370,267	308,333
Vesting period	n/a	3 to 36 months
Range of exercise prices	$1.50 to $10.49	$6.00 to $10.49
Weighted average exercise price	$4.59	$7.09
Expiration dates	2005 to 2013	2007 to 2013

Expense related to these contracts was a) $1.0 million for the three months ended March 31, 2004; b) $0.3 million for the three months ended June 30, 2004 and c) $0.2 million for the three months ended September 30, 2004.

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

Geographical information concerning the Company’s reportable segments is as follows:

	Revenue Three months ended September 30,		Revenue Nine months ended September 30,
	2004	2003	2004	2003

United States	$—	$—	$—	$—
United Kingdom	1,232,176	78,575	1,888,471	158,371
Australia	110,628	—	287,936	—

	$1,342,804	$78,575	$2,176,407	$158,371

	Property and Equipment, net As of September 30,
	2004	2003

United States	$1,301,406	$1,033,380
United Kingdom	1,216,572	813,961
Australia	488,081	773,902

	$3,006,059	$2,621,243

	Depreciation Three months ended September 30,		Depreciation Nine months ended September 30,
	2004	2003	2004	2003

United States	$146,482	$144,198	$390,427	$342,627
United Kingdom	68,728	50,326	186,286	160,077
Australia	89,318	79,414	273,274	128,311

	$304,528	$273,938	$849,987	$631,015

	Capital Expenditures Three months ended September 30,		Capital Expenditures Nine months ended September 30,
	2004	2003	2004	2003

United States	$770,980	$72,915	$1,157,828	$347,466
United Kingdom	511,253	6,190	558,206	255,063
Australia	—	19,273	7,060	541,019

	$1,282,233	$98,378	$1,723,094	$1,143,548

Note 6 – Subsequent Event

On November 3, 2004 the Company completed the private placement of $75,000,000 aggregate principal amount of 3.5% Convertible Subordinated Notes Due 2024 (the “3.5% Subordinated Debentures”).  The Company  received net proceeds of approximately $71.7 million after the deduction of discounts, commissions and offering expenses.  The Company also granted the purchasers of the 3.5% Subordinated Debentures the option to purchase up to $15,000,000 of additional 3.5% Subordinated Debentures through December 2, 2004.  On November 5, 2004 the Company completed the private placement of the additional $15,000,000 aggregate principal amount of 3.5% Subordinated Debentures.  The Company received net proceeds of approximately $14.5 million after the deduction of discounts, commissions and offering expenses.  The total net proceeds to the Company were approximately $86.2 million after the deduction of discounts, commissions and offering expenses.

The Company used approximately $26 million of the net proceeds to repurchase 4,000,000 shares of its common stock, of which 2,000,000 shares were repurchased from Frank DeLape, the Chairman of the Board of Directors, Michael Macaluso, a director and the former President and Chief Executive Officer, Olga Marko, the former Senior Vice President and Director of Research, Michael Avignon, the former Manager of International Operations, and Timothy J. Till, a shareholder. The purchase price from the insiders, affiliates and founders of the Company listed above was $6.33 per share which represented a 5% discount from the closing price of the Company’s common stock on the American Stock Exchange on October 28, 2004, the date the offering of the 3.5% Subordinated Debentures was priced.  The purchase of the shares from the insiders was approved by a special committee of independent directors in partial reliance on a fairness opinion issued by an investment bank.  The remaining 2,000,000 shares were repurchased in private transactions at a price of $6.66 per share.  The remaining net proceeds of approximately $60.2 million will be used for general corporate purposes, including product development, sales and marketing, capital expenditures and working capital. Pending the application of the remaining net proceeds they will be invested in short-term, investment grade, interest-bearing securities.

The 3.5% Subordinated Debentures are unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness. The 3.5% Subordinated Debentures are also effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

The Company will pay 3.5% interest per annum on the principal amount of the 3.5% Subordinated Debentures, payable semi-annually on May 1 and November 1 of each year beginning May, 1, 2005.  The 3.5% Subordinated Debentures will mature on November 1, 2024.  Prior to maturity the holders may convert their 3.5% Subordinated Debentures notes into shares of the Company’s common stock.  The initial conversion rate is 109.2001 shares per $1,000 principal amount of 3.5% Subordinated Debentures, which is equivalent to an initial conversion price of approximately $9.16 per share.

On or after November 1, 2009, the Company may at our option redeem the 3.5% Subordinated Debentures, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 3.5% Subordinated Debentures to be redeemed plus accrued and unpaid interest.

On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders may require us to purchase all or a portion of their 3.5% Subordinated Debentures at a purchase price in cash equal to 100% of the principal amount of 3.5% Subordinated Debentures to be purchased plus accrued and unpaid interest. The holders of the 3.5% Subordinated Debentures may also require the Company to repurchase their 3.5% Subordinated Debentures in the event its common stock (or other common stock into which the 3.5% Convertible Subordinated Debentures are then convertible) ceases to be listed for trading on a U.S. national securities exchange or approved for trading on an established automated over-the-counter market in the United States.

In the event a change in control occurs on or before November 9, 2009, the holders of the 3.5% Subordinated Debentures may require the Company to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 3.5% Subordinated Debentures to be purchased plus accrued and unpaid interest and the payment of a “make-whole” payment which is based on the date on which the change in control occurs and the price per share paid for the Company’s common stock in such change in control transaction. The Company will be allowed to pay for the repurchase of the 3.5% Subordinated Debentures and accrued and unpaid interest in cash or, at its option, shares of its common stock, and the Company will be allowed to make the make-whole payment in cash or, at its option, such other form of consideration as is paid to its common stockholders in the change of control transaction.   In addition, in the event a change in control occurs on or before November 9, 2009, the holders of the 3.5% Subordinated Debentures that convert their 3.5% Subordinated Debentures into shares of the Company’s common stock in connection with such change of control transaction will also be entitled to receive the make-whole payment.

The 3.5% Subordinated Debentures the Company issued in an offering are not registered under the Securities Act of 1933, as amended (“the Securities Act’). However, the Company is obligated to file with the SEC, on or prior to 90 days following the date the 3.5% Subordinated Debentures were originally issued, a shelf registration statement covering resales of the 3.5% Subordinated Debentures and the shares of the Company’s common stock issuable upon the conversion of the 3.5% Subordinated Debentures, and to use its reasonable best efforts to cause the shelf registration statement to be declared effective under the Securities Act on or prior to 180 days following the date the 3.5% Subordinated Debentures were originally issued. If the Company should fail to meet the registration obligations described above, the interest rate payable of the 3.5% Subordinated Debentures will increase by 0.5% per annum for the period the Company is not in compliance with the registration obligations.

Upon completion of 3.5% Subordinated Debentures offering, the Company will immediately begin incurring interest expense related to the 3.5% Subordinated Debentures and debt placement costs. These charges will have a negative impact on the Company’s results of operations and loss per share in the future. Additionally, the repurchase of the common stock as treasury stock will result in the Company having approximately 4,000,000 fewer shares of common stock outstanding, which will also negatively impact loss per share in the future.

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

•                  our ability to decrease our cost of goods sold through the development of our Automated Cell Expansion (“ACE”) System that permits an automated harvesting process in a closed loop sterile environment, which we believe will eliminate several of the steps and materials involved in our current system and will lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production;

•                  our ability to complete and integrate the ACE System into our UK operations during 2005;

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

GENERAL

We specialize in the development and commercialization of autologous cellular technology that has specific applications in cosmetic dermatology and are exploring applications for periodontal disease, reconstructive dentistry and other health-related markets.  We are developing our lead product candidate for the correction and reduction of the normal effects of aging, such as wrinkles and nasolabial folds. In March 2004, we announced positive results of our first Phase III clinical trial for our lead product candidate. In July 2004, the Company announced the commencement of two pivotal Phase III trials, which are being conducted in two different geographic ad demographic populations in the United States as two identical trials for the treatment of facial wrinkles.  These trials are randomized, double blind and placebo-controlled and are being conducted at various sites in the United States.  The trials, which are being conducted simultaneously, each have in excess of 100 patients split evenly between the treatment group and the placebo group.  Efficacy will be measured by a two-point improvements on a six-point scale, as evaluated by an independent assessor at four, six, nine and twelve months.  The Company expects to file a BLA for this product candidate during the second half of 2005.   We completed Phase I clinical trial for our second candidate for the treatment of periodontal disease in late 2003.  In the second quarter of 2004, we initiated a Phase II clinical trial for the cosmetic, or “black triangle,” application of this product candidate.  We also have an active investigational new drug application for vocal cord injury.  We are currently in discussions with the FDA regarding our Phase I clinical trial protocol. The FDA has approved the protocol which is currently under review by the IRB (“Institutional Review Board”).  We expect to initiate this trial during the fourth quarter of 2004.  We are also exploring other opportunities for additional product candidates, including for the treatment of acne scars.

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

We have been engaged in a search for an existing facility in the Northeast corridor that has the capacity to satisfy our United States manufacturing needs if and when our BLA is granted. We expect to establish a cGMP, or current Good Manufacturing Practices, facility in the Northeast to serve as the primary manufacturing facility and management headquarters in the United States as part of our refined strategy for the global commercialization of the Isolagen Process. We have evaluated several existing facilities that have been or could be configured and qualified for pharmaceutical research and manufacturing activities and that could be expected to meet our basic infrastructure needs for manufacturing our product candidates. We anticipate that such a future facility, coupled with anticipated processing and delivery improvements for the Isolagen Process, will enable us to service our global markets from a select number of strategically located production facilities around the world. Consequently, we have determined to close our facility in Australia. These anticipated improvements are expected to eliminate the need for numerous locally-based manufacturing facilities with the further expectation of lowered costs. Negotiations to secure a lease for such a facility are ongoing. A laboratory in Houston, Texas is expected to be retained.

As of September 30, 2004, the Company had a cash balance of $62.0 million and net working capital of $57.3 million.   As of November 5, 2004, the Company had a cash balance of approximately $122.2 million.  The Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2007, assuming no additional future sources of funding and assuming no expansion of the Company. The Company does not have any credit facilities with which to fund ongoing working capital needs, and will be dependent on its cash and cash equivalents to fund operations for the foreseeable future.  The Company’s long-term viability is dependent upon the successful operation of its business and its ability to raise funds within the near future for expansion.

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2004 and 2003

REVENUES.  Revenues increased $2,018,036, to $2,176,407 for the nine months ended September 30, 2004 compared to $158,371 for the nine months ended September 30, 2003.  The increase in revenues is primarily attributable to the expansion of our operations in the United Kingdom and the commencement of operations in Australia.  Sales for the nine months ended September 30, 2004 are net of “at no charge” or discounted Isolagen Treatments provided to physicians as incentives.  Such incentives amounted to $0.5 million during the nine months ended September 30, 2004 and we anticipate that the level of such incentives will decline in future periods.

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

The revenues which we did recognize during the nine months ended September 30, 2004 from our United Kingdom and Australian operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

COST OF SALES.  Costs of sales increased to $1,510,143 for the nine months ended September 30, 2004 compared to $79,161 for the nine months ended September 30, 2003.  The increase in cost of sales is the result of the increase in our sales as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 141%, or $7,319,239, to $12,520,650 for the nine months ended September 30, 2004 compared to $5,201,411 for the nine months ended September 30, 2003. The major components of the approximately $7.3 million increase in selling, general and administrative expense are as follows:

a) Consulting expense increased by approximately $1.5 million to $2.4 million for the nine months ended September 30, 2004 compared to $0.9 million for the nine months ended September 30, 2003.  The increase included $1.4 million of stock based expenses related to warrants issued under consulting and distribution agreements, and $0.3 million of stock compensation related to stock options issued to directors.  There were no such stock based expenses in the nine months ended September 30, 2003.  The level of the expense recorded for the warrants issued under consulting and distribution contracts can vary from quarter to quarter based on changes in the market price of our common stock.

b) Salaries increased by approximately $3.2 million to $4.0 million for the nine months ended September 30, 2004 compared to $0.8 million for the nine months ended September 30, 2003 due to an increase in our number of employees.  The expense for the nine months ended September 30, 2004 included $1.0 million related to employee severances.  Of this $1.0 million, $0.9 million results from the severance of two employees who are entitled, under their contracts, to receive salary payments through July 2006 and $0.1 million results from our decision to close our facility in Australia and serve the Australian market through our existing facilities in Europe.  The nine months ended September 30, 2003 expense included an imputed expense of $200,000 for the fair market value of services provided by certain officers for which they will not be compensated.

c) Travel expense stay constant at $0.6 million for the nine months ended September 30, 2004 compared to $0.6 million for the nine months ended September 30, 2003.

d) Promotional expense increased by approximately $0.6 million to $1.0 million for the nine months ended September 30, 2004 compared to $0.4 million for the nine months ended September 30, 2003 due to increased marketing and promotional efforts related to the expansion of our operations in the United Kingdom.

e) Depreciation and amortization increased by approximately $0.1 million to $0.8 million for the nine months ended September 30, 2004 compared to $0.7 million for the nine months ended September 30, 2003, which increase was based on assets placed into service during 2003 with the commencement of our operations in the United Kingdom and the completion of our U.S. laboratory.

f) Office costs increased by approximately $2.1 million to $3.3 million for the nine months ended September 30, 2004 compared to $1.2 million for the nine months ended September 30, 2003, which increase is primarily related to the commencement of our operations in the United Kingdom and the completion of our U.S. laboratory.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1.2 million during the nine months ended September 30, 2004 to $3.5 million as compared to $2.3 million for the same period of 2003, primarily due to an increase in consulting expenses to $2.0 million during the nine months ended September 30, 2004 as compared to $0.5 million during the nine months ended September 30, 2003.  Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Process for our dermal product candidate in the United States.  These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. In July 2004, we commenced our Phase III Pivotal Trials for our dermal product candidate, which are ongoing.  The total cost of research and development from inception to September 30, 2004 is $10.3 million.   As of September 30, 2004, we believe at a minimum it will cost $1.3 million to complete the approval process for our dermal product candidate.  That estimate assumes that no further testing requirements for the initial dermal applications are imposed by the FDA, that we file our BLA during the second half of 2005.  The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies.  In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming.  Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval for the initial dermal applications will be if the BLA is not filed during the second half of 2005.  We have other research projects currently underway. However, research and development costs related to these projects were not material during the 2004 or 2003 periods.

INTEREST INCOME. Interest income increased 1,144%, or $222,005, to $241,409 for the nine months ended September 30, 2004 compared to $19,404 for the nine months ended September 30, 2003.   The increase in interest income resulted principally from an increase in the amount of cash held in interest bearing accounts.

OTHER INCOME.  Other income of $55,663 for the nine months ended September 30, 2003 represents gains realized on the sale of certain interest bearing securities denominated in Australian dollars and British pounds held to mitigate a portion of the foreign currency exposure related to our international activity.  As of September 30, 2004, we held no such securities.

NET LOSS. Net loss for the nine months ended September 30, 2004 was $15,161,477, as compared to a net loss of $7,339,809 for the nine months ended September 30, 2003. This increase in net loss represents the effects of the increases in selling, general and administrative expenses and research and development expenses partially offset by the increase in our sales and gross profit.

Comparison of the three months ending September 30, 2004 and 2003

REVENUES.  Revenues increased $1,264,229, to $1,342,804 for the three months ended September 30, 2004 compared to $78,575 for the three months ended September 30, 2003.  The increase in revenues is primarily attributable to the expansion of our operations in the United Kingdom and the commencement of operations in Australia.  Sales for the three months ended September 30, 2004 are net of “at no charge” or discounted Isolagen Treatments provided to physicians as incentives.  Such incentives amounted to $0.1 million during the three months ended September 30, 2004 and we anticipate that the level of such incentives will decline in future periods.

The revenues which we did recognize during the three months ended September 30, 2004 from our United Kingdom operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

COST OF SALES.  Costs of sales increased to $868,237 for the three months ended September 30, 2004 compared to $30,300 for the three months ended September 30, 2003.  The increase in cost of sales is the result of the increase in our sales as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 230%, or $3,866,719, to $5,545,074 for the three months ended September 30, 2004 compared to $1,678,355 for the three months ended September 30, 2003. The major components of the approximately $3.9 million increase in selling, general and administrative expense are as follows:

a) Consulting expense increased by approximately $0.4 million to $0.6 million for the three months ended September 30, 2004 compared to $0.2 million for the nine months ended September 30, 2003.  The increase included $0.2 million of stock based expenses related to warrants issued under consulting agreements.  There were no such stock based expenses in the nine months ended September 30, 2003.  The level of the expense recorded for the warrants issued under consulting and distribution contracts can vary from quarter to quarter based on changes in the market price of our common stock.

b) Salaries increased by approximately $2.1 million to $2.3 million for the three months ended September 30, 2004 compared to $0.2 million for the three months ended September 30, 2003 due to an increase in our number of employees.  The expense for the three months ended September 30, 2004 included $1.0 million related to employee severances.  Of this $1.0 million, $0.9 million results from the severance of two employees who are entitled, under their contracts, to receive salary payments through July 2006 and $0.1 million results from our decision to close our facility in Australia and serve the Australian market through our existing facilities in Europe

c) Travel expense stay constant at $0.2 million for the three months ended September 30, 2004 compared to $0.2 million for the nine months ended September 30, 2003.

d) Promotional expense increased by approximately $0.3 million to $0.5 million for the three months ended September 30, 2004 compared to $0.2 million for the three months ended September 30, 2003 due to increased marketing and promotional efforts related to the expansion of our operations in the United Kingdom.

e) Depreciation and amortization stayed constant at $0.3 million for the three months ended September 30, 2004 compared to $0.3 million for the three months ended September 30, 2003.

f) Office costs increased by approximately $0.9 million to $1.4 million for the three months ended September 30, 2004 compared to $0.5 million for the three months ended September 30, 2003, which increase is primarily related to the commencement of our operations in the United Kingdom and the completion of our U.S. laboratory.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.5 million during the three months ended September 30, 2004 to $1.6 million as compared to $1.1 million for the same period of 2003, primarily due to an increase in consulting expenses to $0.9 million during the three months ended September 30, 2004 as compared to $0.3 million during the three months ended September 30, 2003.  Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Process for our dermal product candidate in the United States.  These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs.  In July 2004, we commenced our Phase III Pivotal Trials for our dermal product candidate, which are ongoing.  We have other research projects currently underway. However, research and development costs related to these projects were not material during the 2004 or 2003 periods.

INTEREST INCOME. Interest income increased 2,197%, or $193,004, to $201,788 for the three months ended September 30, 2004 compared to $8,784 for the three months ended September 30, 2003.   The increase in interest income resulted principally from an increase in the amount of cash held in interest bearing accounts.

NET LOSS. Net loss for the three months ended September 30, 2004 was $6,435,414 as compared to a net loss of $2,709,433 for the three months ended September 30, 2003. This increase in net loss represents the effects of the increases in selling, general and administrative expenses and research and development expenses partially offset by the increase in our sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2004, amounted to $9,398,976, as compared to the $6,270,821 of cash used in operating activities during the nine months ended September 30, 2003. The increase in the cash used in operations reflects the increases in our expenses, as discussed above.  For both the nine month periods ended September 30, 2004 and September 30, 2003 we financed our operating cash flow needs from our cash on hand at the beginning of the periods.  Those cash balances were the result of equity offerings we completed in fiscal 2004, 2003 and 2002.

Investing Activities

Cash used by investing activities during the nine months ended September 30, 2004, amounted to $1,723,094 as compared to cash used by investing activities of $1,110,248 during the nine months ended September 30, 2003.  In both periods the investing activities were the purchases of property and equipment for our laboratories. The purchases were financed from our cash on hand at the beginning of the periods and from cash received from equity issuances.

Financing Activities

Cash provided by financing activities was $57,169,849 for the nine months ended September 30, 2004, which consisted substantially of the proceeds from the sale of 7,200,000 shares of common stock in a public offering in June 2004 for cash totaling $56,817,434, after deducting the costs and expenses associated with the sale.   Cash provided by financing activities during the nine months ended September 30, 2003, amounted to $21,689,839 consisting of a) $3,919,078 raised from the issuance of preferred stock; b) $18,857,961 raised from the issuance of common stock; and c) $1,087,200 cash dividends paid on preferred stock.

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

Working Capital

As of September 30, 2004, the Company had a cash balance of $62.0 million and net working capital of $57.3 million.   As of November 5, 2004, the Company had a cash balance of approximately $122.2 million.

As discussed in Note 6 of Notes to Unaudited Consolidated Financial Statements, on November 3, 2004 we completed the private placement of $75,000,000 aggregate principal amount of 3.5% Convertible Subordinated Notes Due 2024 (the “3.5% Subordinated Debentures”).  We received net proceeds of approximately $71.7 million after the deduction of discounts, commissions and offering expenses.  We also granted the purchasers of the 3.5% Subordinated Debentures the option to purchase up to $15,000,000 of additional 3.5% Subordinated Debentures through December 2, 2004.  On November 5, 2004 the Company completed the private placement of the additional $15,000,000 aggregate principal amount of 3.5% Subordinated Debentures.  The Company received net proceeds of approximately $14.5 million after the deduction of discounts, commissions and offering expenses.  The total net proceeds to the Company were approximately $86.2 million after the deduction of discounts, commissions and offering expenses.

We used approximately $26 million of the net proceeds to repurchase 4,000,000 shares of our common stock, of which 2,000,000 shares were repurchased from Frank DeLape, the Chairman of the Board of Directors, Michael Macaluso, a director and the former President and Chief Executive Officer, Olga Marko, the former Senior Vice President and Director of Research, Michael Avignon, the former Manager of International Operations, and Timothy J. Till, a shareholder. The purchase price from the insiders, affiliates and founders listed above was $6.33 per share which represented a 5% discount from the closing price of our common stock on the American Stock Exchange on October 28, 2004, the date the offering of the 3.5% Subordinated Debentures was priced.  The purchase of the shares from the insiders was approved by a special committee of independent directors in partial reliance on a fairness opinion issued by an investment bank.  The remaining 2,000,000 shares were repurchased in private transactions at a price of $6.66 per share.  The remaining net proceeds of approximately $60.2 million will be used for general corporate purposes, including product development, sales and marketing, capital expenditures and working capital. Pending the application of the remaining net proceeds they will be invested in short-term, investment grade, interest-bearing securities.

The Company believes its existing cash and cash equivalents will be adequate to meet its anticipated capital and liquidity requirements until June 30, 2007, assuming no additional future sources of funding and assuming no expansion of the Company. The Company does not have any credit facilities with which to fund ongoing working capital needs, and will be dependent on its cash and cash equivalents to fund operations for the foreseeable future.  The Company’s long-term viability is dependent upon the successful operation of its business and its ability to raise funds within the near future for expansion.

Inflation did not have a significant impact on our results during the nine months ended September 30, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed our disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of our most recent fiscal quarter.

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

(b)           n/a

(c)           Set forth below is information concerning all issuances of our securities during the fiscal quarter ended September 30, 2004, that were not registered under the Securities Act.

During the third quarter ended September 30, 2004, we issued 35,701 shares of common stock to accredited investors upon the exercise of warrants, which were granted in consideration of services related to a private offering of our securities.  The foregoing transactions were completed pursuant to Rule 506 of Regulation D of the Securities Act. No underwriter was utilized in the transactions, and no commissions or other remuneration was paid in connection with the issuances described above

(d)           n/a

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

(b)                                  Reports on Form 8-K

During the third quarter for which this report is being filed we furnished the SEC with eleven (11) current reports on Form 8-K.

•                  On July 1, 2004, we announced that the Company’s adjourned 2004 annual shareholders’ meeting has been scheduled to reconvene on Thursday, July 8, 2004 at 10:00 a.m., Houston time at the Houstonian Hotel, Club & Spa at 111 North Post Oak Lane, Houston, Texas 77024.

•                  On July 21, 2004, we announced the commencement of the Company’s Phase III Pivotal Trials.

•                  On July 28, 2004, we announced the six-month marker data of the first Isolagen Process Phase III study that indicates a positive response in 82% of the Isolagen treated patients who were evaluated.

•                  On July 29, 2004, we announced that Michael Macaluso, Chief Executive Officer, will be presenting at the Adams Harkness 24th Annual Summer Seminar on Thursday, August 5, 2004 at 3:00 PM, EDT at the Marriott Long Wharf, Boston, Massachusetts.

•                  On August 5, 2004, we announced the Company will host a conference call on August 12, 2004 beginning at 5:00 P.M. EDT to discuss the Company’s second quarter 2004 results and provide a business update.

•                  On August 26, 2004, we announced the Company has been granted EU patent EP0845963 entitled “The Use of Autologous Dermal Fibroblasts for the Repair of Skin and Soft Tissue Defects” covering the Company’s proprietary Isolagen Process in 17 European countries.

•                  On September 7, 2004, we announced that Robert J. Bitterman joined the Company as Chief Executive Officer and President.

•                  On September 10, 2004, we announced that the Company’s new President and Chief Executive Officer Robert J. Bitterman will address investors in a conference call on Tuesday, September 14, 2004 at two o’clock in the afternoon (EDT).

•                  On September 16, 2004, we announced that Dr. Kimberley Forbes-McKean joined the Company as Senior Vice President and Chief Technical Science Officer.

•                  On September 27, 2004, we announced that the Company’s President and Chief Executive Officer, Robert J. Bitterman is scheduled to present at the UBS Global Life Sciences Conference on Thursday, September 30, 2004 at 12:30 PM ET to be held at The Grand Hyatt New York in New York City.

•                  On September 30, 2004, we announced that Dennis L. Bevan joined the Company as Vice President of Commercial Operations.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.

Date: November 8, 2004	By: /s/ Jeffrey W. Tomz
Jeffrey W. Tomz, CFO and Secretary
(Principal Financial Officer)