Form 10-K
period 2004-12-31
ISOLAGEN INC
filed 2005-03-15
CIK 357097

Use these links to rapidly review the document
TABLE OF CONTENTS
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Isolagen, Inc.
(Exact name of registrant as specified in its Charter.)

Delaware (State or other jurisdiction of incorporation)	001-31564 (Commission File Number)	87-0458888 (I.R.S. Employer Identification No.)
102 Pickering Way Exton, Pennsylvania 19341 (Address of principal executive offices, including zip code)
(484) 875-3099 (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.001 par value	American Stock Exchange

        Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2) Yes ☒    No ☐

        As of June 30, 2004, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer based upon the price at which such common stock was sold on the American Stock Exchange as of such date was $251,550,808.

        As of March 14, 2005, issuer had 30,219,899 shares outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2004, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Part I

Item 1. Business

Overview

        We specialize in the development and commercialization of autologous cellular therapies for soft and hard tissue regeneration. Our two product candidates, which are directed at the aesthetic and dental markets, utilize our proprietary Isolagen Process. Based on our accumulated clinical experience, we believe that our Isolagen Process can utilize the patient's own cells to create safe and effective therapies to treat the underlying cause of the patient's condition. Autologous cellular therapy is the process whereby a patient's own cells are extracted, allowed to multiply and then injected into the patient. Our product candidates are designed to be minimally invasive and non-surgical.

        We are developing our lead product candidate for the correction and reduction of the normal effects of aging, such as wrinkles and nasolabial folds. In March 2004, we announced positive results of our first Phase III exploratory clinical trial for our lead product candidate. In July 2004, we announced the commencement of two pivotal Phase III trials, which are being conducted in two different geographic and demographic populations in the United States as two identical trials for the treatment of facial wrinkles. These trials are randomized, double blind and placebo-controlled and are being conducted at various sites in the United States. The trials, which are being conducted simultaneously, each have in excess of 100 patients split evenly between the treatment group and the placebo group. Efficacy will be measured by a two-point improvement on a six-point scale, as evaluated by an independent assessor at four, six, nine and twelve months. The injection phase of both Phase III studies was completed in December 2004 and we expect to file a Biologics License Application, or BLA, for this product candidate during the second half of 2005. In late 2003, we began limited commercialization for our dermal product in the United Kingdom.

        We completed a Phase I clinical trial for our second product candidate for the treatment of periodontal disease in late 2003. In the second quarter of 2004, we initiated a Phase II clinical trial for the cosmetic, or "black triangle," application of this product candidate. The enrollment phase of this study is complete and the data from the acute (4-month) phase of the study is currently being analyzed.

        We believe our company is still considered to be a "development stage" enterprise since the focus of our efforts has been and will continue to be the development, testing and approval of the aesthetic and dental applications of our process and research into other applications of our process. Since 2002, however, we have made the Isolagen Process available to physicians in the United Kingdom and Australia as a means of developing our marketing, sales and manufacturing processes, as well. Revenues from the sale of these treatments were approximately $4.2 million for Fiscal 2004. These revenues partially offset the costs, included in cost of sales, we are incurring in our manufacturing process.

        Our corporate headquarters is located at 102 Pickering Way, Exton, Pennsylvania 19341. Our phone number is (484) 875-3099, and the address of our web site is www.Isolagen.com. Information appearing at our web site is not a part of this Annual Report on Form 10-K. Our web site includes links to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports (SEC Reports). The SEC Reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Our fiscal year begins on January 1, and ends on December 31, and references herein to "Fiscal 2004" mean the year ended December 31, 2004, and references to other "Fiscal" years mean the year ending December 31, of the year indicated.

        Unless the context required otherwise, all references to "Isolagen," "the Company, "us", "we", and "our" refer to Isolagen, Inc. together with its consolidated subsidiaries.

The Structure of Skin and Conditions that Affect Appearance

        The skin is the body's largest organ and is comprised of layers called the epidermis and dermis. The epidermis is the outer layer, and serves as a protective barrier for the body. It contains cells that determine pigmentation, or skin color. The underlying layer of skin, the dermis, contains hair follicles and large and small blood vessels that are found at various depths below the epidermis. Fibroblasts are also found in the dermis and are responsible for creating collagen and elastin, which provide strength and flexibility to the skin.

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

Our Target Market Opportunity

  Aesthetic Market Opportunity

        Aesthetic procedures have traditionally been performed by dermatologists, plastic surgeons and other cosmetic surgeons, of which there are approximately 23,000 in the United States, according to the American Society for Aesthetic Plastic Surgery, or ASAPS. According to the ASAPS, the total market for non-surgical cosmetic procedures was approximately $4.7 billion in 2004. We believe growth in the aesthetic procedure market is driven by:

  •
  aging of the "baby boomer" population, currently ages 41 to 59, representing over 27% of the U.S. population;

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

        Our lead product candidate is directed primarily at the aesthetic market. According to the ASAPS, nearly 11.9 million surgical and non-surgical cosmetic procedures were performed in 2004, up 44% from nearly 8.3 million in 2003. According to the ASAPS, consumer demand increased 51% in 2004 for non-surgical cosmetic procedures, exceeding more than 9.7 million procedures. We believe that the concept of non-surgical cosmetic procedures involving injectable materials has become more mainstream and accepted. According to the ASAPS, the following table shows the top five non-surgical cosmetic procedures performed in 2004:

Procedure	Number
Botox injection	2,837,346
Laser hair removal	1,411,899
Chemical peel	1,110,401
Microdermabrasion	1,098,316
Hyaluronic acid	882,469

        Procedures among the 35 to 50 year old age group made up 45% of all non-surgical cosmetic procedures in 2004. The 51 to 64 year old age group made up 25% of all non-surgical cosmetic procedures in 2004, while the 19 to 34 year old age group made up 22% of the non-surgical cosmetic procedures. Botox injection was the most popular treatment among the 35 to 50 and 51 to 64 year old age groups.

  Dental Market Opportunity

        In addition to the aesthetic market, we believe there is an extensive dental market opportunity for an effective therapy for regenerating tissue because a majority of the population will experience periodontal disease at some point in their lives. According to the Department of Labor, Bureau of Labor Statistics, there were over 153,000 active privately practicing dentists in the United States in 2002.

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

Limitations of Existing Therapies

        There are many alternatives to reduce the signs of aging in the face, such as injectables, surface treatments, laser therapies and surgery. There have been a number of minimally invasive products developed over the years, including injectables of various collagen formulations derived from animal and human sources, hyaluronic acid from animal and synthetic sources, plastic beads and calcium hydroxyapatite. Other available therapies include paralysis of the underlying superficial musculature with Botulinum toxin, commonly known as "Botox," and transplantation of autologous fat. These products are associated with clinical problems that vary from product to product, including:

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

  •
  Long duration of effect.  Fibroblast cells remain viable for many years and, therefore, the effects are likely to last longer. Some patients treated with our Isolagen Process have exhibited positive results for longer than one year. We believe our Isolagen Process will produce long-lasting effects.

  •
  Minimal pain associated with the injection.  We believe that patients experience minimal pain with our Isolagen Process because the injected material is less viscous and causes less irritation than other synthetic filler products. A thin needle is used, and anesthesia is generally not required for the injection.

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

        There are some disadvantages of our Isolagen Process compared to alternative injectable therapies. Our Isolagen Process takes approximately six weeks to produce the first injection. Furthermore, the visible effects of our Isolagen Process are not as rapid as some injectable products, but rather improve over time. The treatment is also administered through up to three injections during separate visits to the physician's office.

  Our Isolagen Process

        Our proprietary Isolagen Process begins when the patient's physician obtains a three millimeter elliptical punch biopsy from behind the patient's ear using a local anesthetic. We use this location because it has had limited exposure to the sun and so the procedure does not leave a visible scar. In the case of our dental product candidate, a one millimeter biopsy is taken from the patient's gum. The sample is then packed in a special transport vial that we provide to the physician and is shipped overnight to our cGMP laboratory. Upon arrival at our laboratory, the specimen is initiated into culture. Through a series of plastic flasks and growth media, the fibroblasts within the specimen are allowed to multiply over a period of approximately six weeks. The fibroblasts are then harvested and put into a special transport vial. After completion of a series of quality control tests, the cells are released and shipped to the physician's office overnight. Up to three injections are supplied and administered to the patient at approximately two week intervals. A patient may elect to cryogenically store his or her fibroblasts at our facilities to be used for future treatments.

        Historically, autologous cell companies have been hampered by manufacturing technologies that use traditional methodology for culturing cells through the utilization of plastic flasks. This methodology is labor intensive, costly and slow, involving many sterile interventions and is costly. The use of this process to produce Isolagen Process injections in commercial quantities would not be profitable.

        Since 2002 we have made our Isolagen Process available to physicians in the United Kingdom and Australia. We have been using the commercialization of our process in these markets as a means of researching and developing manufacturing technologies that are more automated and, therefore, we believe could be used to produce commercial quantities of injections on a profitable basis. The existing process separates cells manually utilizing centrifuge technology. Emerging technologies and additional experience from U.K. operations and our clinical trials have allowed us to consider a number of different alternatives for cellular expansion and harvest. We are presently evaluating the technological advantages and commercial viability of several options. We are currently developing an Automated Cell Expansion, or ACE, System. Our ACE System will eliminate several of the steps and materials involved in our current system, which we expect will lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production. These technologies are based on low cost, commercially available cell concentration and washing devices, such as those used in the blood banking industry. We expect the implementation and commercial validation of our ACE System to be completed prior to the filing of our BLA. Additionally, it may be necessary to obtain FDA clearance prior to incorporating our ACE System into our manufacturing process in the United States, which could delay its implementation. There can be no assurance that our efforts to develop and commercialize the ACE System will be successful.

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

  Our Dermal Product Candidate

        Phase III Exploratory Clinical Trial.    In July 2003, a Phase III exploratory clinical trial for the treatment of wrinkles and scars was conducted at ten sites and included 158 patients in the "Intent To Treat" group. It was a double-blind clinical trial with 75% of the patients receiving the therapeutic dosage and the remaining 25% receiving a placebo. On March 3, 2004, we announced positive results of our four-month clinical endpoint. Of the evaluable population, 77% of treatment group patients were responders, whereas 36% of the placebo group were responders (p<0.0001). In this statistically significant result, response was determined by a change of two or more points on a 7-point photoguide scale four months following the first injection. Although the primary endpoint for this study was four-months, evaluations continued for six, nine and twelve-months after first injection. The Isolagen treatment was offered to placebo patients after six-months evaluation. On July 28, 2004, we announced a positive response in 82% of the Isolagen treated patients who were evaluated at six months. This previously disclosed six-month data and new 12-month follow-up data from this trial was the subject of a poster presented at the 63rd Annual Meeting of the American Academy of Dermatology in New Orleans, Louisiana in February 2005. The therapeutic effect of the Isolagen Process compared to placebo was demonstrated at six months (82.2% vs. 38.2%, Fisher's exact, p-value<0.0001). Results of a 12-month follow-up assessment on only the Isolagen treated group demonstrated the therapeutic effect was maintained with a response rate of 82.4% in those patients who were evaluated at 12 months. A p-value is a statistical measure of the probability of drawing an erroneous conclusion from an experimental result. A p-value of less than or equal to 0.05 is generally considered to signify a statistically significant result, which means a result is unlikely to occur by chance. There were no serious adverse events related to the Isolagen Process. There was some mild edema and bruising observed at the injection site in both the placebo and treatment groups, which resolved spontaneously. The FDA has expressed issues concerning the design of this study and stated that additional studies would be necessary to support BLA approval.

        Planned Pivotal Phase III Clinical Trials.    In view of the FDA's concerns with the completed exploratory Phase III clinical trial, we had numerous communications throughout 2003 with the FDA to finalize the study design for two Phase III pivotal clinical trials. These communications included numerous submissions of data and protocols, meeting requests and annual reports. We had face-to-face meetings in March, September and December 2003 with FDA staff in the Center for Biologics Evaluation and Research.

        Following the recommendations of the FDA, we simplified the study design and incorporated the use of an FDA-recommended, 6-point photoguide scale. This published and validated 6-point photoguide scale has been used in previous clinical trials for approved products in this category. The Phase III pivotal studies do not include acne or facial scar patients, as these patients may not be adequately assessed using the 6-point photoguide scale. We believe that the remaining study design issues were resolved.

        On April 7, 2004, we submitted a request for a Special Protocol Assessment, or SPA, to the FDA with all the supporting information for our two pivotal Phase III clinical trials. In the SPA process, the FDA reviews the design and size of a proposed Phase III program and provides comments regarding the adequacy of the clinical trial design to support a claim of efficacy in an approvable BLA. The FDA's comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and efficacy of a product candidate is identified after the Phase III program commences. On May 21, 2004, the FDA approved our request for an SPA relating to the design of two pivotal Phase III clinical trials to be conducted by us in support of the Isolagen Process for the treatment of nasolabial folds and glabellar lines. The two pivotal Phase III clinical trials were initiated in July 2004. The injection phase of both Phase III studies was completed in December 2004, and Isolagen plans to file the BLA in the second half of 2005.

        Phase II Clinical Trial.    In January 2003, we commenced a Phase II clinical trial involving two sites. The double-blind placebo-controlled clinical trial consisted of 40 patients and four dose regimens. The Phase II clinical trial results suggested that the two larger doses were more effective than either the lowest dose or the placebo. Based on these results, we were able to determine that the largest dose was the most effective dose in this clinical trial, confirming previous clinical experience prior to 1999. We then utilized this target dose in our subsequent Phase III exploratory clinical trial.

        The Phase II study was also used to determine the efficacy of the product candidate using two different scales; the 5-point ordinal photoguide scale, which was designated as the "primary" scale, and the visual analog scale (VAS). Results did not show a statistically different effect in the treatment and placebo groups using the 5-point ordinal scale. In contrast, after four months, patients that used the target dosage experienced a statistically significant change using the (VAS). The difference between the results may have been due to the failure of the 5-point scale to capture efficacy data from patients whose baseline value was thought to be more severe than five. Based on the results obtained in the Phase II program, the study design for the Phase III exploratory clinical trial was revised to include a 7-point photoguide scale with a two point shift to indicate efficacy. Also, the inclusion criteria for the study was modified to only include patients with defects that were ranked as three or more. The 7-point scale was subsequently validated by comparison to the FDA-recommended 6-point photoguide used in related studies by other companies.

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

        The results indicate that 73% of sampled patients tested demonstrated positive results within the first four months after the first injection. All of the patients who were treated with our dermal product showed positive results both at six months and one year after first injection. Very few adverse events, consisting of mild edema and bruising at the injection site, were reported, which resolved spontaneously.

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

  Our Dental Product Candidate

        Phase I Clinical Trial.    In January 2003, we commenced a Phase I clinical trial of our dental product candidate for the treatment of gum recession and deep periodontal pockets. The trial was a 12-month double-blind, internal and placebo controlled clinical trial of 21 patients conducted at the University of Texas Health Science Center Dental Branch. In February 2004, we reported that patients demonstrated significant improvement at a majority of the treatment sites by reducing deep periodontal pocket areas, whereas placebo treated sites showed only a nominal improvement. For pockets equal to or greater than 5 millimeters in depth, a 2.4 millimeter improvement was seen in the treatment goup as compared to a 0.3 millimeter improvement in the placebo group. In May 2004, we announced the completion of our analysis of the data from this clinical trial. The clinical trial included areas with gum recession between teeth, showing improvement at 20 of 21 treated sites, with deterioration of the gum height recorded at 14 of 21 placebo sites. Furthermore, no adverse events were related to treatment with our dental product candidate.

        Phase II Clinical Trial.    In May 2004 we announced the initiation of a Phase II randomized, double-blind, placebo-controlled clinical study to determine the safety and efficacy of Isolagen injections for the treatment of interdental papillary insufficiency. The enrollment phase of this study is completed and the patients are in the follow-up phase of the trial. Analysis of the acute (four-month) phase of the study is planned in the first half of 2005. We plan to prepare protocols for a clinical trial to assess the efficacy and safety of our dental product candidate for the treatment of deep periodontal pockets. These clinical trials will be traditional double blind, internal and placebo controlled studies and are designed to assess the therapeutic efficacy and safety of our dental product candidate.

  Other Clinical Trials

        We currently have an active IND for vocal cord injury. We are finalizing our Phase I clinical trial protocol, and we currently plan to initiate this trial in 2005. We are also exploring other opportunities for additional product candidates, including for the treatment of acne scars.

Our Strategy

        Our goal is to become a leading provider of solutions for soft and hard tissue regeneration. We intend to achieve our goal by:

  •
  Leveraging our expertise in autologous cellular therapies to expand into other applications.  We believe that our Isolagen Process is applicable to both aesthetic and medical conditions and can provide meaningful benefits to patients. We plan to pursue additional applications for acne scars and repairing vocal cords. We are also exploring additional opportunities to use our product candidates and technology.

  •
  Optimizing our manufacturing processes to achieve cost reductions and scalability.  We are developing our ACE System that will permit an automated cell growth and harvesting process. We expect the ACE System to yield significant cost reductions and allow us to implement a platform that enables scalable mass production.

  •
  Building a direct sales force.  There are approximately 23,000 dermatologists, plastic surgeons and cosmetic surgeons in the United States. We plan to build our own direct sales force focused on calling on a highly targeted segment of these physicians. We believe that by building our own direct sales force we will be able to maximize the value of our product candidates and provide the required focus to launch our future products successfully.

  •
  Expanding our international presence.  We believe the size of the international market is comparable to the U.S. market, and we are focused on increasing our market penetration abroad and building global brand-recognition. We currently sell our dermal product in the United Kingdom. We plan to expand sales of our product to other parts of Europe, Asia and the Americas. We intend to add international direct sales employees, distributors and support staff to increase sales and strengthen customer relationships in international markets.

  •
  Capitalizing on strong direct to consumer response.  In the United Kingdom, we have received strong interest from physicians and patients who have learned about our dermal product through independent news coverage or word of mouth. We may in the future decide to enter into a strategic partnership with a company that has a strong direct to consumer capability.

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

        In addition to the United States, we plan to commercialize our future products in other countries. In August 2001, we formed Isolagen Europe Limited, our subsidiary organized under the laws of the United Kingdom, for the purpose of marketing our dermal product to patients in Europe. In August 2003, we received a license from Australia's Therapeutic Goods Administration, or TGA, to begin the manufacture of autologous fibroblast cells. We commenced limited commercialization in the United Kingdom and Australia in late 2003. We are also investigating commercialization opportunities in other foreign countries. In the fourth quarter of 2004, we announced that the anticipated processing enhancements and improved delivery logistics will eliminate the need for an Australian laboratory. Consequently we determined to close our facility in Australia. We expect that closing of the Australian facility will enable us to focus our scientific and management resources on process improvements, increased capacity, reduce cost of goods sold, and enhanced delivery. We reiterate our commitment to the Australian market and anticipate that centralizing production and delivery will benefit Isolagen in a number of areas.

        We focused our initial commercialization activities in the United Kingdom in order to establish and develop our processing, sales and marketing capabilities. This consisted of introducing our dermal product to selected leading medical practitioners, primarily plastic surgeons and dermatologists, who could offer the treatment to their patients. Training sessions were given throughout the year in order to train a broader group of physicians, such as general practitioners. In our United Kingdom facility we are using our commercialization activities to study and implement methods by which the processing of cells and the production of injections can be performed on higher volume and more efficient bases.

        During this initial phase, our dermal product garnered additional public exposure through independent articles in health and beauty journals. We plan to increase our public relations and advertising expenditures to increase public awareness through print advertising and other multimedia forums.

        Currently the Isolagen Process is administered by an attending physician to each patient using our recommended regimen of up to three injections. We invoice the attending physician upon that physician submitting his or her patient's tissue sample to us, as a result of which the contractual arrangement is between us and the medical professional. The amount invoiced varies directly with the number of injections requested. Generally, orders are paid in advance by the physician and are not refundable. Revenue is deferred until shipment, provided no significant obligations remain, and is recognized in installments corresponding to the number of injections shipped to the attending physician. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

        We also offer a service whereby we process a patient's cells to expand the cells to the quantity necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. The fees charged for both of these services are recognized as revenue rateably over the length of the storage agreement. This service did not result in significant revenue in 2004.

        As a result of this increased exposure, we experienced a marked increase in the demand for our dermal product in Fiscal 2004, and revenues for Fiscal 2004 were $4.2 million as compared to revenues of $0.4 million for Fiscal 2003. During 2004, demand for our Isolagen Process in the United Kingdom exceeded the capacity of our London facility. We will be making improvements that we believe will increase the capacity of that facility.

Intellectual Property

        We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including obtaining patents, maintaining trade secrets and proprietary know-how, and technological innovation to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, actively seeking patent protection in the United States and foreign countries.

        As of December 31, 2004, we had five issued U.S. patents, seven pending U.S. patent applications, 24 issued foreign patents and 33 pending foreign patent applications. Our issued patents and patent applications primarily cover the method of using autologous cell fibroblasts for the repair-of-skin and soft tissue defects and the use of autologous fibroblast cells for tissue regeneration. We are in the process of pursuing several other patent applications.

        In January 2003, we acquired two pending U.S. patent applications. As consideration, we issued 100,000 shares of our common stock and agreed to pay a royalty on revenue from commercial applications and licensing, up to a maximum of $2.0 million.

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

        Our commercial success will depend in part on our ability to operate without infringing upon the patents and proprietary rights of third parties. It is uncertain whether the issuance of any third party patents would require us to alter our products or technology, obtain licenses or cease certain activities. Our failure to obtain a license to technology that we may require to discover, develop or commercialize our future products may have a material adverse impact on us. One or more third-party patents or patent applications may conflict with patent applications to which we have rights. Any such conflict may substantially reduce the coverage of any rights that may issue from the patent applications to which we have rights. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

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

        Patients who might consider using our future products could also consider the following products:

Product Type	Examples	Company
Collagen Implants	Fibrel Zyderm/Zyplast	Mentor Corp. Inamed Corp.

Artificial Implants	Artecoll Silicone Droplets Softform Radiance	Artes Medical, Inc. Various Inamed Corp. BioForm Medical, Inc.

Traditional Medical Devices	Ablative Lasers Non-Ablative Lasers Microdermabrasion	Coherent, Inc. and Lumenis Ltd. Coherent, Inc. and Lumenis Ltd. Various

Other	Alloderm Botox Hylaform Restylane Lypocytic Dermal Augmentation Sculptra Chemical Peels	LifeCell Corp. Allergan, Inc. Inamed Corp. Medicis Corp. Physician manufactured Aventis S.A. Various

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

  Domestic Regulation

        In the United States, the FDA, under the FFDCA, the Public Health Service Act and other federal statutes and regulations, subject pharmaceutical and biologic products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products or product candidates, and we may be criminally prosecuted. The FDA also has the authority to discontinue or suspend manufacture or distribution, require a product withdrawal or recall or revoke previously granted marketing authorizations, if we fail to comply with regulatory standards or if we encounter problems following initial marketing.

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

        The FDA does not apply a single regulatory scheme to human tissues and the products derived from human tissue. On a case-by-case basis, the FDA may choose to regulate such products as transplanted human tissue, medical devices or biologics. A fundamental difference in the treatment of products under these classifications is that the FDA generally permits human tissue for transplantation to be commercially distributed without marketing approval. In contrast, products that require manufacturing or processing are regulated as medical devices or biologics and require FDA approval.

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

  •
  detailed information on product characterization and manufacturing process; and

  •
  submission and approval of a New Drug Application, or NDA, for a drug, or a BLA for a biologic.

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

  •
  Phase II: The product is introduced into a limited patient population to:

  •
  assess its efficacy in specific, targeted indications;

  •
  assess dosage tolerance and optimal dosage; and

  •
  identify possible adverse effects and safety risks.

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

        Clinical trials must meet requirements for Institutional Review Board, or IRB, oversight, informed consent and the FDA's Good Clinical Practices. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at the clinical trial sites. The FDA and the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.

        The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product, in the form of an NDA, or, in the case of a biologic, a BLA. The FDA has advised us it is regulating our Isolagen Process as a biologic. Therefore, we will be submitting BLAs to obtain approval of our product candidates. Once the submission has been accepted for filing, the FDA has 12 months to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

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

  Ongoing FDA Requirements

        Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA's current Good Manufacturing Practices, or cGMP, requirements which govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA's general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the cGMP requirements. Manufacturers must continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, voluntary recall of product, withdrawal of marketing approval or civil or criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

        The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and FTC requirements which include, among others, standards and regulations for direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing the company to correct deviations from regulatory standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA and enforcement actions that can include seizures, injunctions and criminal prosecution.

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

  International Regulation

        The regulation of our products outside of the United States varies by country. Certain countries regulate human tissue products as a pharmaceutical product, which would require us to make extensive filings and obtain regulatory approvals before selling our products. Certain other countries classify our products as human tissue for transplantation but may restrict its import or sale. Other countries have no application regulations regarding the import or sale of products similar to our products, creating uncertainty as to what standards we may be required to meet. Management made inquiry to the Medicines Control Agency with respect to our proposed use of our Isolagen Process in cosmetic applications in the United Kingdom. Based on the written responses received from the Medicines Control Agency, we believe that the proposed use of our Isolagen Process in cosmetic applications in the United Kingdom does not currently require regulatory approval. We began limited commercialization of our dermal product in the United Kingdom in late 2003.

        Our marketing communications are governed by the UK advertising rules, based on voluntary code and statutory provisions. In June 2004, the Medicines and Healthcare products Regulatory Agency (MHRA) informed Isolagen that they had received inquiries about the Isolagen product. Accordingly, the MHRA requested copies of all the material used to advertise and/or promote Isolagen within the United Kingdom to determine if any action was required. Based on our discussions with the agency, we agreed to modify our advertising and promotional materials to address agency concerns, including clarifying the regulatory status of the product in the United Kingdom. We do not believe these modifications will seriously affect our ability to generate future sales. However, it is possible that further questions could be forthcoming from the agency requiring further revisions to promotional material. Such revisions could negatively impact our ability to promote the product.

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

Manufacturing

        We currently have two facilities located in Houston, Texas and London, England. We use our London facility for commercial production to supply United Kingdom and other non-US markets and our Houston facility for research and clinical trials. As discussed above, the increase in the demand for our dermal product in Fiscal 2004 produced demand on our London facility that exceeded its capacity. We are currently working on improvements to increase the quality systems and capacity of our U.K. operations.

        Our manufacturing process consists of a traditional cell culture process using sterile plastic flasks processed inside a sterile "biosafety cabinet." We have a system in place for timely and effective corrective and preventive action to manage non-conformities reported by our customers or detected within our operations.

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

Research and Development

        In addition to our clinical development activities, our research and development activities include improving our manufacturing processes and reducing costs. Fibroblasts are a general support cell for the tissue and, in addition to their direct production of collagen and elastin, produce endocrine factors, which we believe may assist in the growth or repair of surrounding tissues, such as the epidermis. We believe this effect is responsible for some of the positive results that physicians have observed when treating patients with severe scarring. We continue to explore additional opportunities for our Isolagen Process for other applications, such as vocal cord injury, acne scarring, gastrointestinal and urological disorders and bone growth. We expense research and development costs as they are incurred. For the Fiscal years 2004, 2003 and 2002, we incurred research and development expenses of $5.1 million, $3.3 million and $1.5 million, respectively.

Employees

        As of March 14, 2005, we employed 125 people on a full-time basis, including 33 in Houston, Texas, 13 in Exton, Pennsylvania, 78 in London, England, and one in Sydney, Australia. We anticipate hiring additional employees in the areas of executive management, sales and marketing, quality assurance, manufacturing and research and development as the need arises. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. We may also employ consultants on an as needed basis to supplement existing staff.

Segment Information

        Financial information concerning the Company's business segments and geographic areas of operation is included in Note 11 in the Notes to Consolidated Financial statements contained in Item 8 of this Form 10-K.

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

        Commercialization of our Isolagen Process involves a high degree of risk and may take several years. Favorable results in pre-clinical or earlier stage clinical trials do not ensure that the results of later stage and pivotal trials will also be favorable or adequate to demonstrate the safety or efficacy of the product candidate or to obtain FDA approval. Our product development efforts may fail for many reasons, including:

  •
  failures in pre-clinical studies;

  •
  insufficient clinical trial data to support the safety or efficacy of our product candidates;

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

        We are focused on product development and have not generated significant revenue from commercial sales of our products to date. We have incurred operating losses since our inception. Our revenues for the years ended December 31, 2004, 2003 and 2002 were $4.2 million, $446,000, and $51,000, respectively. Our net loss for the years ended December 31, 2004, 2003 and 2002 was $21.5 million, $11.3 million, and $5.4 million, respectively. As of December 31, 2004, we had an accumulated development stage deficit of $55.5 million.

        We currently have no product candidates for sale in the United States, and we cannot guarantee that we will ever have marketable products in the United States. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before the FDA and other regulatory authorities in the United States and abroad will approve the products for commercial marketing. We will need to conduct significant additional research, preclinical testing and clinical testing before we can file applications with the FDA for approval of our product candidates. We must also develop, validate and obtain FDA approval of our ACE manufacturing process. In addition, to compete effectively, our future products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives.

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

        The process of obtaining FDA and other regulatory approvals is time consuming, expensive and difficult to design and implement. Clinical trials are required and the marketing and manufacturing of our product candidates are subject to rigorous testing procedures. We are conducting two pivotal Phase III clinical trials for our lead product candidate. Our other product candidates will require additional clinical trials. The commencement and completion of clinical trials for our Isolagen Process or any of our product candidates could be delayed or prevented by a variety of factors, including:

  •
  delays in obtaining regulatory approvals to commence a study;

  •
  delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

  •
  delays in the enrollment of patients;

  •
  lack of efficacy during clinical trials; or

  •
  unforeseen safety issues.

        We do not know whether our clinical trials will need to be restructured or will be completed on schedule, if at all. Significant delays in clinical trials will impede our ability to commercialize our product candidates and generate revenue, and could significantly increase our development costs.

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

  •
  suspending manufacturing; or

  •
  withdrawing marketing clearance.

Our ability to effectively commercialize our dermal product and our product candidates depends on our ability to implement our ACE System, and/or to satisfactorily validate the cellular expansion and harvesting process.

        We must obtain FDA approval of our validated manufacturing process before we can commercially manufacture our product candidates. In addition, we must pass a pre-approval inspection of our manufacturing facility before we can obtain marketing approval for our product candidates. We intend to seek FDA approval of our automated cellular expansion manufacturing process as a component of the BLA application and approval process. In order to obtain approval, all of our manufacturing methods, equipment and processes must comply with the FDA's current Good Manufacturing Practices, or cGMP, requirements. We will also need to perform extensive audits of our suppliers, vendors and contract laboratories. The cGMP requirements govern all areas of recordkeeping, production processes and controls, personnel and quality control. To ensure that we meet these requirements, we will expend significant time, money and effort. Due to the unique nature of our Isolagen Process, we cannot predict the likelihood that the FDA will approve our facility as compliant with cGMP requirements even if we believe that we have taken the steps necessary to achieve compliance.

        Large-scale improvements in capacity and operating margins depend on the successful implementation of our Automated Cell Expansion, or ACE, System that permits an automated harvesting process. Our ACE System will eliminate several of the steps and materials involved in our current system, which we expect will lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production. These technologies are based on low cost, commercially available cell concentration and washing devices, such as those used in the blood banking industry. However, the commercial viability of the automation techniques under consideration are uncertain, and we do not know whether we will be successful in implementing our ACE System, validating the safety and efficacy of these processes, obtaining the required scalability, achieving cost savings or obtaining FDA approval of these processes. Our previous and current clinical trials, including our two pivotal Phase III trials for our lead product candidate, are being conducted using a manual process, rather than using the ACE System.

        The FDA, in its regulatory discretion, may require us to undergo additional clinical trials with respect to our ACE System or any other new manufacturing process we develop or utilize. This could delay or prevent approval of our product candidates. If we fail to comply with cGMP requirements, pass an FDA pre-approval inspection or obtain FDA approval of our ACE System, we would not receive FDA approval and would be subject to possible regulatory action. The failure to successfully implement our ACE System may delay or prevent our future profitability.

Our inability to increase capacity in the United Kingdom will limit or delay our ability to attain profitability.

        We began limited commercialization of our dermal product in the United Kingdom in late 2003. Our facilities in the United Kingdom were primarily designed to demonstrate the efficacy of our Isolagen Process, and have limited capacity. In light of increasing demand and regulatory requirements, specifically the new European Directive 2004/23/EC which is due to become effective in the U.K. April 7, 2006, we will be required to expend significant additional funds to increase the quality systems and capacity of our U.K. operations. This includes the addition of personnel, introduction of systems enhancements, automation of our manufacturing process and possibly the establishment of new facilities. Our inability to timely expand our operations in the United Kingdom and to improve our level of quality compliance may limit our ability to supply product and to maximize this market opportunity. In order to implement the changes in the facility needed to comply with the new Directive, it may be necessary for Isolagen to decrease capacity, or stop production from the U.K. facility.

Our dermal product and our product candidates are all derived from our Isolagen Process. If our Isolagen Process is found to be unsafe or ineffective, our business would be materially harmed.

        Our dermal product that is sold in the United Kingdom and our dermal and dental product candidates undergoing clinical testing in the United States, are all derived from our proprietary Isolagen Process. In addition, we expect to utilize our Isolagen Process in the development of any future products we market. If these current or future products are found to be unsafe or ineffective, we may have to modify or cease production of the products. As our dermal product and all of our product candidates utilize or will utilize our Isolagen Process, any defects with this technology would severely harm our business operations, since all of our primary revenue sources would be negatively affected by the defects.

Our ability to expand our operations to support the full-scale commercialization of our Isolagen Process is dependent on our ability to establish new manufacturing facilities.

        None of our facilities were designed or have the capacity to support the full-scale commercialization of our product candidates. Our facility in Houston, Texas was constructed to support our clinical trial efforts and does not have the capacity to support commercialization of the Isolagen Process in the United States. Our manufacturing facilities in the United Kingdom and Australia were designed primarily to enable us to demonstrate the efficacy of our Isolagen Process, and to provide a platform for the future development of our manufacturing processes and our information and other support systems. Our U.K. facility is currently operating at capacity. While we are expanding our capacity at that facility, the limited size of that facility represents an inherent limitation of our capacity. The U.K. facility may not be able to meet the ongoing demand for our dermal product in the United Kingdom, even if our efforts to automate the manufacturing process are effectively and timely implemented. We recently announced our intention to discontinue operations at our Australian facility. We are in the process of planning the establishment of large-scale commercial production facilities in the United States and Europe. If we encounter delays in establishing those facilities, the commercialization of our Isolagen Process will also be delayed. The failure to timely establish commercial manufacturing facilities in the United States and Europe may delay or prevent our future profitability.

        We plan to operate a single manufacturing facility in the United States. As a result, if we obtain FDA approval of our lead product candidate, all of the manufacturing for the U.S. market will take place at a single U.S. facility. If regulatory, manufacturing or other problems require us to discontinue production at that facility, we will not be able to supply product in the United States, which would adversely impact our business.

Our recent issuance of notes or of other indebtedness in the future may impact our financial condition and results of operations.

        We recently completed a note offering in which we issued $90 million of indebtedness pursuant to an indenture. We may incur additional indebtedness in the future, and the indenture does not restrict our future incurrence of indebtedness. Our level of indebtedness will have several significant effects on our future operations, including the following:

  •
  we will be required to use a portion of our cash flow from operations for the payment of any principal or interest due on our outstanding indebtedness, including the recently issued notes;

  •
  our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures; and

  •
  the level of our outstanding debt may affect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

        General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

  •
  seek additional financing in the debt or equity markets;

  •
  refinance or restructure all or a portion of our indebtedness;

  •
  sell selected assets;

  •
  reduce or delay planned capital expenditures; or

  •
  reduce or delay planned research and development expenditures.

        These measures might not be sufficient to enable us to service our indebtedness. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms.

We may need to raise substantial additional capital to fund our operations in the future, and we do not have any future commitments for capital.

        We believe our cash resources will be sufficient to fund our planned operations for at least 24 months. We are focused on research and development, are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility. We may need additional capital in the future to execute our business strategy, and if we are unsuccessful in raising such additional capital we may be unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the interests of our stockholders would be subordinated to the interests of our debt holders and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the sale of equity securities, the ownership of our current stockholders would be diluted. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may terminate or delay regulatory approval of one or more of our product candidates, curtail or delay the implementation of our ACE System or delay the expansion of our sales and marketing capabilities. If we terminate or delay regulatory approval, curtail or delay the implementation of our ACE System or delay the expansion of our sales and marketing capabilities, our business may fail.

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

        Prior to receiving approval to commercialize any of our product candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that our product candidates are both safe and effective. We will need to demonstrate our product candidates' efficacy and monitor their safety throughout the process. We are conducting two pivotal Phase III clinical trials related to our lead product candidate. The success of prior pre-clinical or clinical trials does not ensure the success of these trials, which are being conducted in populations with different racial and ethnic demographics than our previous trials. If these trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

        All of our product candidates are prone to the risks of failure inherent in biologic development. The results of early-stage clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later-stage clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our product candidates is promising, this data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret such data in different ways than we do, which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, our Institutional Review Boards or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any products resulting from our product candidates, may severely harm our business and reputation.

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

        We have expended significant resources on hiring of personnel, research and development, advertising and expansion, and we expect these costs to continue to rise in the future. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow as we expand our operations. As we have had insignificant revenues to date and we are in the process of expanding our limited operations in the United Kingdom, we expect to continue to incur significant additional costs and expenses related to:

  •
  FDA clinical trials and regulatory approvals;

  •
  expansion of laboratory and manufacturing operations;

  •
  research and development;

  •
  promotional and marketing activities;

  •
  brand development;

  •
  personnel costs;

  •
  development of relationships with strategic business partners, including physicians who might use our future products; and

  •
  interest expense related to the notes we recently offered.

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

        Even if we obtain regulatory approval for our product candidates, we will continue to be subject to extensive requirements by a number of foreign, national, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, efficacy, labeling, storage, quality control, adverse event reporting, record keeping, approval, advertising and promotion of our future products. The FDA enforces post-marketing regulatory requirements, including the cGMP requirements, through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations. Failure to comply with applicable regulatory requirements could, among other things, result in:

  •
  fines;

  •
  changes to advertising;

  •
  failure to obtain marketing approvals for our product candidates;

  •
  revocation or suspension of regulatory approvals of products;

  •
  product seizures or recalls;

  •
  delay, interruption or suspension of product manufacturing, distribution, marketing and sales; or

  •
  civil or criminal sanctions.

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

  •
  taking FDA mandated corrective action, which may include placing advertisements or sending letters to physicians rescinding previous advertisements or promotions; or

  •
  disruption in the distribution of products and loss of sales until compliance with the FDA's position is obtained.

        If we become subject to any of the above requirements, it could be damaging to our reputation and restrict our ability to sell or market our future products, and our business condition could be adversely affected.

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

        We presently have foreign operations in the United Kingdom. In addition, we intend to expand our operations into other foreign markets. We are already subject to a variety of regulations in foreign markets, and as we expand our operations, we will become subject to even more foreign regulations. Our failure to comply, or assertions that we fail to comply, with these regulations could have a material adverse effect on our business in a particular market or in general. To the extent we decide to commence or expand operations in additional countries, government regulations in those countries may prevent or delay entry into, or expansion of operations in, those markets. Government regulations in international markets could delay or prevent the introduction, or require the reformulation or withdrawal, of some of our future products.

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

        Any limitations or interruptions in our foreign operations could have a material adverse effect on our business. In addition, for financial reporting purposes, results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge our foreign currency transactions and are therefore subject to the risk of changes in exchange rates.

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

  •
  the effectiveness of our sales efforts and marketing activities; and

  •
  the success of competitive products.

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

        We are dependent on the efforts of our key management and scientific staff. The loss of any of these individuals, or our inability to recruit and train additional key personnel in a timely manner, could materially and adversely affect our business and our future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. We have employment agreements with most of our key management personnel, but some of these people are employed "at-will" and any of them may elect to pursue other opportunities at any time. We have no present intention of obtaining key man life insurance on any of our executive officers or key management personnel.

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

        As of December 31, 2004, we had five issued U.S. patents, seven pending U.S. patent applications, 24 foreign patents and 33 pending foreign patent applications. If we fail to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

  •
  the future and pending applications we will file or have filed, or to which we will or do have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;

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

  •
  other companies, universities or research institutions may design around technologies we have licensed, patented or developed; and

  •
  many of our patent claims are method, rather than composition of matter, claims. Generally, composition of matter claims are easier to enforce and are more difficult to circumvent.

We have obtained some of our rights from third parties. If our agreements with these parties do not appear as we anticipate our business may be adversely affected.

        The rights to some of our patent applications were obtained in a purchase agreement with a third party. If this purchase agreement is found invalid or there are otherwise disputes regarding the invention and corresponding ownership rights in the invention, we may not be able to market future products covered by the license. Additionally, if we select the Applikon Biotechnology technology for cell harvesting, then certain future and preexisting intellectual property rights are, or are expected to be, allocated to us in collaboration and development agreements with Applikon Biotechnology. If we select an alternative technology, it is reasonably anticipated that certain intellectual property may be allocated to us in collaboration and development agreements with the manufacturer. If the provisions of these agreements are found invalid or otherwise do not operate as we anticipate, there may be disputes as to inventorship and the corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our collaborators. We may not be able to use and claim proprietary rights to the technology resulting from these collaboration and cooperation agreements, which may adversely affect our business.

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

        Through internal research and cooperative development agreements with industry partners, we are seeking to develop a commercially viable design and production system for our future products, as well as new areas of application for our Isolagen Process. If we, or our industry partners, are unable to develop suitable techniques to produce and manufacture our technology for the commercial market or additional areas of application for our Isolagen Process, our business prospects will suffer.

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

  •
  decreased demand for our products or any of our future products and services; or

  •
  injury to our reputation.

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

        We may make acquisitions of complementary companies, products or technologies. Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Acquisitions may disrupt our operations and divert management's attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. We may also have to, or we may choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired businesses, products, technologies or personnel with existing operations, we may not receive the intended benefits of the acquisitions. As of the date of this prospectus, we are not party to any agreements, written or oral, for the acquisition of any company, product or technology.

Our business, which depends on a small number of facilities, is vulnerable to natural disasters, telecommunication and information systems failures, terrorism and similar problems, and we are not fully insured for losses caused by all of these incidents.

        We conduct operations in two facilities located in Houston, Texas and London, England and we plan to open commercial manufacturing facilities in Pennsylvania and mainland Europe. We recently announced our intention to discontinue operations at a third facility located in Sydney, Australia. Our facilities could be damaged by fire, floods, power loss, telecommunication and information systems failures or similar events. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that we cannot predict, and could cause our stock price to fluctuate or decline. We are uninsured for these types of losses.

Our stock price has been volatile and could experience substantial declines.

        The market price of our common stock has experienced, and may continue to experience, significant volatility. During 2003 and 2004, the per share closing price of our common stock ranged from $4.10 to $12.04 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

        In addition, our Board of Directors is authorized to issue "blank check" preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay or prevent a change in our control.

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

Future sales of our common stock may depress our stock price.

        The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of December 31, 2004, there are 34,194,899 shares of common stock issued and 30,194,899 outstanding. All of our outstanding shares are freely transferable without restriction or further registration under the Securities Act.

There is a limited public trading market for our common stock, which may limit your ability to sell shares of common stock.

        There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.

As a public company, our business is subject to numerous reporting requirements that are currently evolving and could substantially increase our operating expenses and divert management's attention from the operation of our business.

        The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the American Stock Exchange have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, the requirements have taxed a significant amount of management's and the Board of Directors' time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

        As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement is applicable to our current annual report on Form 10-K and for all future annual reports.

Lack of effectiveness of internal controls over financial reporting could adversely affect the value of our securities.

        We have determined that we do not have effective internal controls over financial reporting. In view of the foregoing we expect that our independent auditors will be unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2004 required by Section 404. As a consequence, our investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Item 2. Properties

        Our principal executive offices are located in Exton, Pennsylvania. This facility occupies a total of approximately 2,000 square feet. This lease is month to month. We are currently conducting feasibility studies for a new location for our principal executive offices in Exton, Pennsylvania.

        Our manufacturing and research and development facility is located in Houston, Texas. This facility occupies a total of approximately 11,200 square feet, including 7,300 square feet under a month-to-month lease. We have terminated our lease effective March 31, 2005 and moved into a new facility on March 1, 2005. The new facility occupies a total of approximately 14,800 square feet under a lease that expires April 30, 2008.

        We also maintain a cellular laboratory in London, England. Our London, England facility consists of approximately 11,800 square feet under a lease that expires in March 2010, but for which we have an option to cancel after March 24, 2005. We have also leased 2,000 square feet of office space in London for our selling and administrative personnel. We signed a two year lease effective January 1, 2005 with an option to cancel after one year.

        Our Sydney, Australia facility consists of approximately 7,100 square feet under a lease that expires in May 2005. As discussed above, in September, 2004 we decided to close this facility and service the Australia market from our London facility.

        The increase in the demand for our dermal product in Fiscal 2004, and our decision to close our Australia facility and service that market from our London facility produced demand on our London facility that exceeded our existing capacity. We are currently working on improvements to our quality systems and capacity of our U.K. operations.

Item 3. Legal Proceedings

        We are not currently subject to any legal proceedings, threatened or pending. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Part II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

Market Information

        Since December 11, 2002, our common stock has been traded on the American Stock Exchange under the symbol "ILE." Prior to December 11, 2002, our common stock was quoted on the OTC Bulletin Board under the symbol "ISLG." The market for our common stock is limited and volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our common stock for each of the periods indicated as reported by the OTC Bulletin Board or the AMEX. The prices for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board and AMEX prices listed below may not represent actual transaction prices.

	December 31, 2004		December 31, 2003
	High	Low	High	Low
First Quarter	$11.79	$5.40	$5.55	$4.20
Second Quarter	12.04	8.40	7.25	4.10
Third Quarter	10.24	7.09	10.85	6.50
Fourth Quarter	9.89	6.65	9.03	5.15

Holders

        As of March 14, 2005, we had 586 stockholders of record of our common stock.

Dividends

        We have never paid any cash dividends on our common stock. We anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        The following information relates to our securities sold during the twelve months ended December 31, 2004, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and which have not been previously disclosed:

        In the fourth quarter of 2004, we issued 185,000 options to purchase our common stock with exercise prices ranging from $6.76 to $9.75 per share to various new employees. The options vest over a three year period from the date of grant.

        We relied upon Section 4(2) and/or Regulation D under the Securities Act in connection with these sales. The securities were sold to a limited number of "accredited investors" within the meaning of the rules and regulations issued under the Securities Act, or to sophisticated persons that had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in Isolagen.

Stock Repurchases

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share
Month #1 (October 1 through October 31)	—	—
Month #2 (November 1 through November 30)	4,000,000	$6.49
Month #3 (December 1 through December 31)	—	—

        Of the foregoing repurchases, 2,000,000 shares were repurchased from certain of our affiliates and former affiliates at a purchase price of $6.33 per share, which represented a 5% discount from the closing price of our common stock on the American Stock Exchange on the date we entered into agreements to repurchase the shares. The purchase of the shares was approved by a special committee of independent directors in partial reliance on a fairness opinion issued by an investment bank.

        We did not make any repurchases as part of a publicly announced plan or program, and we do not currently have any such plans or programs outstanding.

Item 6. Selected Financial Data

        Our selected historical consolidated financial information presented as of December 31, 2004, 2003, 2002, 2001 and 2000 and for each of the five years ended December 31, 2004 was derived from our audited consolidated financial statements.

        This information should be read in conjunction with the historical consolidated financial statements and related notes included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data
Revenues	$4,179,247	$445,689	$50,991	$25,482	$6,584
License fees	—	—	40,000	80,000	40,000

Total revenues	4,179,247	445,689	90,991	105,482	46,584
Cost of sales(a)	5,491,008	2,197,222	481,153	17,891	10,846
Selling, general and administrative expenses(a)(b)	15,127,365	6,311,774	3,764,187	723,690	265,075
Research and development(a)	5,057,149	3,301,341	1,519,819	933,907	463,304

Operating loss	(21,496,275)	(11,364,648)	(5,674,168)	(1,570,006)	(692,641)
Other income (expense)
Interest income	566,526	40,691	208,692	17	4,891
Other income	91,956	55,663	32,421	—	—
Interest expense	(636,676)	—	—	(82,015)	(119,326)

Net loss	$(21,474,469)	$(11,268,294)	$(5,433,055)	$(1,652,004)	$(807,076)

Deemed dividend associated with beneficial conversion of preferred stock	—	(1,244,880)	(10,178,944)	—	—
Preferred stock dividends	—	(1,087,200)	(502,661)	—	—

Net loss attributable to common stockholders	$(21,474,469)	$(13,600,374)	$(16,114,660)	$(1,652,004)	$(807,076)
Per share information
Net loss—basic and diluted	$(.71)	$(.58)	$(.36)	$(.22)	$(.29)
Deemed dividend associated with beneficial conversion of preferred stock	—	(.06)	(.67)	—	—
Preferred stock dividends	—	(.06)	(.03)	—	—

Net loss attributable to common stockholders	$(.71)	$(.70)	$(1.06)	$(.22)	$(.29)
Weighted Average Shares outstanding	30,116,827	19,297,865	15,205,554	7,618,947	2,822,104
	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data
Cash and cash equivalents and short-term investments	$116,139,016	$15,935,558	$4,244,640	$1,380,824	$2,574
Working capital (deficit)	111,061,724	14,367,768	2,811,160	870,377	(1,435,834)
Total assets	128,121,138	19,644,465	7,257,664	1,563,914	62,296
Total liabilities	99,135,713	2,380,740	2,050,734	511,514	2,290,763
Total stockholders equity (deficit)	28,985,425	17,263,725	5,206,930	1,052,400	(2,228,467)

(a)
The classification of certain costs between costs of sales and selling, general and administrative expenses and research and development changed from that reflected in the financial statements previously issued for Fiscal 2003 and 2002, and the first three quarters of Fiscal 2004 to reflect the classifications adopted by the Company in the fourth quarter of Fiscal 2004. See "Managements Discussion and Analysis of Financial Condition and results of Operations—Critical Accounting Policies" and Notes 2 and 11 of Notes to Consolidated Financial Statements.

(b)
The classification of losses on disposal of assets changed from that reflected in the financial statement previously issued for Fiscal 2003 and 2002, and the first three quarters of Fiscal 2004 to reflect the classifications adopted by the Comapny in the fourth quarter of Fiscal 2004. See "Managements Discussion and Analysis of Financial Condition and results of Operations—Critical Accounting Policies" and Notes 2 and 11 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. "Forward-looking statements" include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward looking statements include: statements regarding future products or products or product development; statements regarding our implementation of the ACE system; statements regarding future selling, general and administrative costs and research and development spending and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to numerous risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of our products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting our business that are beyond our control.

        Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors including those contained in "Business—Investment Considerations" could cause actual results to differ materially from our forward-looking statements. We are under no obligation to and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

General

        We specialize in the development and commercialization of autologous cellular technology that has specific applications in cosmetic dermatology and are exploring applications for periodontal disease, reconstructive dentistry and other health-related markets. Our ability to operate profitably under our current business plan is largely contingent upon our success in obtaining regulatory approval to sell our products and upon our successful development of markets for our products and profitable manufacturing processes. We may be required to obtain additional capital in the future to support these efforts or expand our operations. No assurance can be given that we will be able to obtain such regulatory approvals, successfully develop the markets for our products or profitable manufacturing methods, or obtain such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

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

        Although the focus of our efforts has been and will continue to be the development, testing and approval of the aesthetic and dental applications of our process, and research into other applications of our process, as a result of which our company is still considered to be a "development stage" enterprise, we have, since 2002, made Isolagen Process injections available to physicians in the United Kingdom and Australia as a means of developing our marketing, sales and manufacturing processes. Revenues from the sale of these treatments were approximately $4.2 million for Fiscal 2004. These revenues partially offset the costs we are incurring in our developing marketing, sales and manufacturing.

        As of December 31, 2004, we had cash, cash equivalents and short-term investments of $116.1 million. As of February 28, 2005, we had cash, cash equivalents and short-term investments of approximately $112.2 million. We believe our existing capital resources are adequate to finance our operations until June 30, 2007, however our long-term viability is dependent upon successful operation of our business, our ability to automate our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

        Revenue Recognition:    We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured.

        Currently the Isolagen Process is administered by an attending physician to each patient using our recommended regimen of up to three injections. Due to the short shelf life, each injection is cultured on an as needed bases and shipped prior to the individual injection being administered by the physician. We believe each injection has stand alone value to the patient. We invoice the attending physician upon that physician submitting his or her patient's tissue sample to us; as a result of which the contractual arrangement is between us and the medical professional. The amount invoiced varies directly with the number of injections requested. Generally, orders are paid in advance by the physician prior to the first injection and are not refundable and there is no performance provision under any arrangement with any doctor, and there is no right to refund, or returns for unused injections.

        As a result, we believe that the requirements of SAB 104 are met as each injection is shipped, as the risk of loss transfers to the customer at that time, the fee is fixed and determinable and collection is reasonably assured. Advance payments are deferred until shipment. The amount of the revenue deferred represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

        Revenue from licenses and other upfront fees are recognized on a ratable basis over the term of the respective agreement.

        We also offer a service whereby we store a patient's cells for later use in the preparation of injections, and a service whereby we process a patient's cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. In accordance with EITF 00-21, the fees charged for both of these services are recognized as revenue rateably over the length of the storage agreement. No separate revenue is recognized for the initial cell expansion service, as we do not offer this service separately and the process of cell expansion has no value without either the subsequent preparation of an injection or the storage of the expanded cells for later use in the preparation of injections. This service did not result in significant revenue in 2004.

        Cost of Sales and Selling,General and Administrative Expenses and Research and Development Expenses:    In the fourth quarter of Fiscal 2004 we changed the manner by which we classify the costs incurred in our London and Australia facilities as either costs of sales or selling, general and administrative expenses or research and development expenses. We believe that the new classifications better reflect the primary purpose and functions of each of these facilities, as described below. The new manner of classifying these costs is reflected in the accompanying consolidated statements of operations for all periods presented, as well as in the unaudited summarized quarterly financial data presented in Note 11 of Notes to the Consolidated Financial Statements. The reclassifications did not have any effect on net loss or net loss per share.

        As described under "Business—Overview", the primary purpose of our Houston, Texas facility is to conduct research on the development, testing and approval of the aesthetic and dental applications of our process, including the required clinical trials, and research into other applications of our process, while our London and Australia (being closed in the first quarter of Fiscal 2005) facilities were engaged in the commercialization of our process (for which they earned revenues from the sale of Isolagen Process Injections) in these markets as a means of improving manufacturing technologies that are more automated and therefore can be used to produce commercial quantities of injections on a profitable basis. Therefore, we have classified as cost of sales the costs (except for costs related to marketing, sales and general corporate administration) incurred in operating our London and Australia facilities as cost of sales, while the costs incurred in operating our Houston, Texas facility (except for costs related to general corporate administration) have been classified as research and development expenses. Previously some of the costs of operating our London and Australia facilities now included in cost of sales had been included in selling, general and administrative expenses and research and development expenses.

        Costs of sales includes salaries and benefits, costs paid to third-party contractors to develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Those costs, except for the costs of raw materials that have not been used, are expensed as incurred.

        As discussed under "Business—Our Solution," historically, autologous cell companies have been hampered by manufacturing technologies that use traditional methodology for culturing cells through the utilization of plastic flasks. This methodology is labor intensive, slow, involves many sterile interventions and is costly. The use of this process to produce Isolagen Process injections in commercial quantities would not, over time, be profitable. We have been using the commercialization of our process in these markets as a means of researching and developing manufacturing technologies that are more automated and therefore can be used to produce commercial quantities of injections on a profitable basis. Through the end of Fiscal 2004 our cost of sales has exceeded our revenues. This reflects the fact that the level of our sales from our commercialization efforts in the United Kingdom and Australia, while increasing, have not yet reached the levels necessary for profitable operations, and the development and implementation of our automated processes has not yet achieved all of the cost efficiencies we hope to achieve.

        If, in the future, the purposes for which we operate our Houston, Texas, or London facilities, or any new facilities we open, changes, the allocation of the costs incurred in operating that facility between cost of sales and research and development expenses could change to reflect such operational changes.

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

        Intangible Assets:    Our intangible assets represent patent applications which are recorded at cost. We have filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of our technologies that may result from our research and development efforts. Costs associated with patent applications and maintaining patents are capitalized and will be amortized over the life of the patents. We review the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows. The projection of future cash flows requires us to make estimates about the when product approvals may be obtained, and the amount of future revenues. The actual future results could differ significantly from these estimates, and resulting changes in the estimates of future cash flows could be significant and could affect the recoverability of intangible assets.

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

        Beginning in the quarter beginning July 1, 2005, we will be required to adopt SFAS No. 123 (Revised 2004), "Share Based Payment," which eliminates the use of APB Opinion No. 25 and we will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost will be recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for with the associated service has not been rendered as of its effective date. We are still studying the requirements of SFAS No. 123 (Revised 2004) and have not yet determined what impact it will have on our results of operations and financial position.

Results of Operations—Comparison of Fiscal Years Ending December 31, 2004 and 2003

        REVENUES.    Revenues increased 838% or $3,733,558, to $4,179,247 for Fiscal 2004, from $445,689 for Fiscal 2003. The increase in revenues is primarily attributable to the continuation of operations in the United Kingdom.

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

        The revenues which we did recognize during Fiscal 2003 and Fiscal 2004 from our United Kingdom operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

        We also offers a service whereby we store a patient's cells for later use in the preparation of injections, and a service whereby we processes a patient's cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. The fees charged for both of these services are recognized as revenue rateably over the length of the storage agreement. Revenues from these services were approximately $12,355 in Fiscal 2004 and $0 in Fiscal 2003.

        COST OF SALES.    Costs of sales increased 150%, or $3,293,786, to $5,491,008 in Fiscal 2004, from $2,197,222 in Fiscal 2003. The increase in cost of sales is primarily related to the increase in activities of our London and Australia facilities. The increase resulted from increases in essentially all categories of costs as these facilities increased their commercialization of our process. Cost of sales exceeded revenues as the development and implementation of our automated processes has not yet achieved all of the cost efficiencies we hope to achieve.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses increased 140%, or $8,815,591, to $15,127,365 for Fiscal 2004 from $6,311,774 for Fiscal 2003. The major components of the approximate $8.8 million increase in selling, general and administrative expense are as follows:

          a)    Consulting expense increased by approximately $2.1 million to $2.8 million for Fiscal 2004 compared to $0.7 million for Fiscal 2003. The increase included $1.5 million of stock based expenses related to options and warrants issued under consulting and distribution agreements, and $0.4 million of stock compensation related to stock options issued to directors and officers. There was an $0.4 million stock based expense for Fiscal 2003. The level of the expense recorded for the warrants issued under consulting and distribution contracts can vary from quarter to quarter based on changes in the market price of our common stock.

          b)    Salaries increased by approximately $2.9 million to $4.0 million for Fiscal 2004 compared to $1.1 million for Fiscal 2003 due to an increase in our number of employees. The expense for Fiscal 2004 included $1.1 million related to employee severances. Of this $1.1 million, $0.9 million results from the severance of two employees who are entitled, under their contracts, to receive salary payments through July 2006 and $0.2 million results from our decision to close our facility in Australia and serve the Australian market through our existing facility in Europe (see Note 2 of Notes to Consolidated Financial Statements).    Fiscal 2003 expense included an imputed expense

  of $200,000 for the fair market value of services provided by certain officers for which they will not be compensated.

          c)     Travel expense increased by approximately $0.2 million to $1.0 million for Fiscal 2004 compared to $0.8 million for Fiscal 2003.

          d)    Legal expense increased by approximately $0.1 million to $0.6 million for Fiscal 2004 compared to $0.5 million for Fiscal 2003.

          e)    Promotional expense increased by approximately $0.7 million to $1.3 million for Fiscal 2004 compared to $0.6 million for Fiscal 2003 due to increased marketing and promotional efforts related to the expansion of our operations in the United Kingdom.

          f)     Depreciation and amortization increased by approximately $0.4 million to $0.9 million for Fiscal 2004 compared to $0.5 million for Fiscal 2003, which increase was based on assets placed into service during 2003 with the commencement of our operations in the United Kingdom and the completion of our U.S. laboratory.

          g)     Office and other costs increased by approximately $2.3 million to $4.5 million for Fiscal 2004 compared to $2.2 million for Fiscal 2003, which increase is primarily related to the commencement of our operations in the United Kingdom and the completion of our U.S. laboratory. There was an $0.2 million loss on disposal of an asset, primarily consisting of assets in Australia for Fiscal 2004. There was an $0.4 million loss on disposal of an asset, primarily consisting of the write-off of software for Fiscal 2003.

        RESEARCH AND DEVELOPMENT.    Research and development expenses increased by approximately $1.8 million during Fiscal 2004 to $5,057,149 from $3,301,341 for Fiscal 2003. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our products in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The total cumulative cost of research and development incurred through December 31, 2004 is $11.9 million. As of December 31, 2004, we believe a minimum of $1.0 million of additional expenditures will be required to complete this project. That estimate assumes that no further testing requirements for the initial dermal applications are imposed by the FDA, that we file our BLA during the second half of 2005. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval for the initial dermal applications will be if the BLA is not filed during the second half of 2005. We have other research projects currently underway. However, research and development costs related to these projects were not material during the 2004 or 2003 periods. The major components of the approximately $1.8 million increase in research and development expense are as follows: a) consulting expense increased by approximately $1.2 million to $2.8 million in Fiscal 2004 compared to $1.6 million in Fiscal 2003; b) salaries and payroll taxes increased by approximately $0.7 million to $1.8 million for Fiscal 2004 compared to $1.1 million for Fiscal 2003; and c) laboratory expense decreased by approximately $0.1 million to $0.5 million for Fiscal 2004 compared to $0.6 million for Fiscal 2003.

        INTEREST INCOME.    Interest income increased 1,292%, or $525,835, to $566,526 for Fiscal 2004, from $40,691 for Fiscal 2003. The increase in interest income resulted principally from an increase in the amount of cash held in interest bearing accounts, and our investment in marketable debt securities, as the result of our receipt of the proceeds of $56.8 million from the issuance of common stock in the second quarter of fiscal 2004 and the issuance of $90 million of 3.5% Convertible Subordinated Notes in the fourth quarter of Fiscal 2004.

        INTEREST EXPENSE.    Interest expense increased $636,676, to $636,676 for Fiscal 2004, from $0 for Fiscal 2003. The increase in interest expense resulted principally from the issuance of $90 million in principal amount of 3.5% Convertible Subordinated Notes due November 1, 2004.

        NET LOSS.    Net loss for Fiscal 2004 was $21,474,469, as compared to a net loss of $11,268,294 for Fiscal 2003. This increase in net loss is attributed primarily to the increases in our selling, general and administrative expenses and research and development expenses discussed above. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net income. Net loss attributable to common stockholders for Fiscal 2004 was $21,474,469 as compared to a net loss attributable to common stockholders of $13,600,374 for Fiscal 2003. These amounts include $1.2 million of deemed dividend associated with beneficial conversion of preferred stock for Fiscal 2003. These amounts include $1.1 million of preferred stock dividends for Fiscal 2003.

Contractual Obligations

        The following table summarizes the amounts of payments due under specified contractual obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3Years	4 - 5 Years	More than 5 Years
Long-Term Debt Obligations, excluding interest	$—	$—	$90,000,000	$—
Capital Lease Obligations	$80,617	$73,899	$—	$—
Operating Lease Obligations	$794,631	$1,011,859	$406,863	$14,849
Purchase Obligations	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	$—	$336,318	$—	$—

Total	$875,248	$1,422,076	$90,406,863	$14,849

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

        COST OF SALES.    Costs of sales increased 357%, or $1,716,069, to $2,197,222 in Fiscal 2003, from $481,153 in Fiscal 2002. The increase in cost of sales is primarily related to the increase in activities of our London, United Kingdom and Australia facilities. The increase resulted from increases in essentially all categories of costs as these facilities increased their commercialization of our process. Cost of sales exceeded revenues as sales have not yet reached the levels necessary for profitable operations, and the development and implementation of our automated processes has not yet achieved all of the cost efficiencies we hope to achieve.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses increased 68%, or $2,547,587, to $6,311,774 for Fiscal 2003 from $3,764,187 for Fiscal 2002. The major components of the approximate $2.5 million increase in selling, general and administrative expense are as follows: a) consulting expense stayed constant at approximately $0.7 million for Fiscal 2003 compared to $0.7 million for Fiscal 2002; b) salaries increased by approximately $0.5 million to $1.1 million for Fiscal 2003 compared to $0.6 million for Fiscal 2002 (these amounts include an imputed expense of $200,000 in Fiscal 2003 and an imputed expense of $400,000 in Fiscal 2002 relating to the fair market value of services provided by certain officers for which they will not be compensated); c) travel expense increased by approximately $0.4 million to $0.8 million for Fiscal 2003 compared to $0.4 million for Fiscal 2002; d) legal expense increased by approximately $0.2 million to $0.5 million for Fiscal 2003 compared to $0.3 million for Fiscal 2002; e) promotional expense increased by approximately $0.4 million to $0.6 million for Fiscal 2003 compared to $0.2 million for Fiscal 2002; f) depreciation and amortization increased by approximately $0.3 million to $0.4 million for Fiscal 2003 compared to $0.1 million for Fiscal 2002 and g) there was an $0.4 million loss on disposal of an asset, primarily consisting of the write-off of software for fiscal 2003. The increase in selling, general and administrative expenses is attributed primarily to: a) higher salaries expense due to an increase in the number of employees; b) increased travel expenses related to our expansion into the United Kingdom and Australia; c) higher legal fees related to patent and business development issues; d) increased marketing and promotion efforts related to the commencement of operations in the United Kingdom; and e) depreciation and amortization of assets placed into service during 2003 with the commencement of operations in the United Kingdom and Australia and the completion of the U.S. laboratory.

        RESEARCH AND DEVELOPMENT.    Research and development expenses increased by approximately $1.8 million during Fiscal 2003 to $3.3 million from $1.5 million for Fiscal 2002. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our products in the United States. These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. This project is still under development. The major components of the approximately $1.8 million increase in research and development expense are as follows: a) consulting expense increased by approximately $0.9 million to $1.6 million in Fiscal 2003 compared to $0.7 million in Fiscal 2002; b) salaries increased by approximately $0.2 million to $1.1 million for Fiscal 2003 compared to $0.9 million for Fiscal 2002; and b) laboratory expense increased by approximately $0.6 million to $0.6 million for Fiscal 2003 compared to $0.0 million for Fiscal 2002.

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

Liquidity and Capital Resources

        OPERATING ACTIVITIES.    Cash used in operating activities during Fiscal 2004 amounted to $14,840,662, as compared to the $9,297,050 of cash used in operating activities during Fiscal 2003. The increase is attributed primarily to salaries, travel, consulting, legal, and promotional expenses. The negative operating cash flows in Fiscal 2004 were financed from our cash balances as of December 31, 2003 and the proceeds of debt and equity placements, as discussed below.

        INVESTING ACTIVITIES.    Cash used by investing activities during Fiscal 2004 amounted to $54,611,715, as compared to cash used by investing activities of $1,159,857 during Fiscal 2003. This increase in cash used is due to the purchase of property and equipment for the Houston, Texas, London, England, and Sydney, Australia laboratories of $2,811,715 in Fiscal 2004 and the net purchase of short-term investments of $51,800,000 in Fiscal 2004.

        FINANCING ACTIVITIES.    Cash provided by financing activities was $117,449,656 during Fiscal 2004, which consisted substantially of a) the proceeds from the sale of 7,200,000 shares of common stock in a public offering in June 2004 for cash totaling $56,817,434, after deducting the costs and expenses associated with the sale and b) the proceeds from the sale of $90 million in principal amount of 3.5% Convertible Subordinated Notes due November 1, 2024, netting $60,279,807, after deducting the costs and expenses associated with the sale and the 4,000,000 share purchase of treasury stock. Cash provided by financing activities during Fiscal 2003 amounted to $21,931,231 consisting primarily of a) $3,919,078 raised from the issuance of preferred stock; b) $19,137,461 raised from the issuance of common stock; and c) $1,087,200 in cash dividends paid on preferred stock.

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

        In November 2004, we issued $90 million in principal amount of 3.5% Convertible Subordinated Notes due November 1, 2024. The 3.5% Convertible Subordinated Notes are convertible at the option of the holder into our common stock at an initial conversion rate (subject to adjustment) of 109.2001 shares of common stock per $1,000 principal amount of 3.5% Convertible Subordinated Notes, which is equivalent to an initial conversion price of approximately $9.16 per share, at any time prior to the stated maturity. In the event of certain fundamental changes that occur prior to November 1, 2009, we are required to pay a make-whole premium to the holders of the 3.5% Convertible Subordinated Notes that convert their 3.5% Convertible Subordinated Notes into our common stock on or after the date on which notice of such fundamental change is given. The net proceeds from the 3.5% Convertible Subordinated Notes were approximately $86.2 million. We used approximately $26 million of the proceeds to repurchase 4,000,000 shares of common stock, and intend to use the remainder for general corporate purposes. See Note 5 of Notes to Consolidated Financial Statements.

        WORKING CAPITAL.    As of December 31, 2004, we had cash, cash equivalents and short-term investments of $116.1 million. As of February 28, 2005, we had cash, cash equivalents and short-term investments of approximately $112.2 million. We believe our existing capital resources are adequate to finance our operations until June 30, 2007, however our long-term viability is dependent upon successful operation of our business, our ability to automate our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

Recent Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance of SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe that implementing SFAS No. 151 should not have a material impact on our financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share Based Payment," which eliminates the use of APB Opinion No. 25 and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) is effective for the first interim or annual reporting period that begins after June 15, 2005 (the quarter beginning July 1, 2005 for us) and must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for with the associated service has not been rendered as of its effective date. We are still studying the requirements of SFAS No. 123 (Revised 2004) and have not yet determined what impact it will have on our results of operations and financial position.

        In December, 2004 the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that SFAS No. 153 will have a material affect on our financial statements.

Other

        INFLATION.    Inflation did not have a significant impact on our results during Fiscal 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates. We are exposed to market risk in the form of foreign exchange rate risk and interest rate risk.

        Substantially all of our revenues for the year ended December 31, 2004 were derived from operations in the United Kingdom. We commenced operations in Australia in the fourth quarter of 2003. The results of operations and financial position of our foreign operations were principally measured in their respective functional currencies and translated into U.S. dollars. The effect of U.S. dollar currency fluctuations against the foreign currency in these countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. Our income will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Additionally, approximately 4% of our assets at December 31, 2004 were based in our foreign operations and translated into U.S. dollars at the foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated stockholders' equity. Accordingly, our consolidated stockholders' equity will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

        At December 31, 2004 we had approximately $51.8 million invested in short-term investment, comprised of marketable debt securities (see Note 2 of Notes to Consolidated Financial Statements). These investments subject us to interest rate risk, in that increases in interest rates would cause the market value of the investments to decline and decreases in interest rates would cause the market value of the investments to increase. Additionally, approximately $42.8 million of such investments are in the form of Auction Rate Securities ("ARS"), for which the interest rate is reset periodically through a Dutch auction process. As a result, the interest rate we earn on those investments in future periods could decline if market interest rates decline, and could increase if market interest rates increase. However, it should be noted that these investments represent the temporary investment of the proceeds of our Fiscal 2004 equity and debt placements until these funds are needed for operating purposes. Accordingly, it is not anticipated that the December 31, 2004 level of investments will be held throughout Fiscal 2005 and beyond, and as a result our exposure to interest rate risk must be judged accordingly.

        Our principle interest bearing debt, our 3.5% Convertible Subordinated Notes, pay interest at a fixed rate, and accordingly we are not exposed to interest rate risk as a result of this debt.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On April 22, 2004, we engaged BDO Seidman LLP ("BDO") as our independent accountants to audit our consolidated financial statements for the year ending December 31, 2004. Pannell Kerr Forster of Texas, P.C., who had been engaged as our principal independent accountants since 2001, was dismissed on such date. BDO also began performing a review of the unaudited condensed quarterly financial statements included in our quarterly reports on Form 10-Q beginning with the March 31, 2004 Form 10-Q.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Management's Report on Internal Control over Financial Reporting

        Under Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and test our internal controls over financial reporting in order to satisfy the requirements of Section 404, which requires the inclusion in our Annual Report on Form 10-K of management's report of the effectiveness of our internal controls over financial reporting and the inclusion of a report of our Independent Registered Public Accounting Firm attesting to management's report on internal controls over financial reporting. We are evaluating our internal controls over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB").

        The Company is eligible for the 45 day extension of time allowed by the SEC for companies of a certain size to file these reports. We are currently in the process of completing our evaluation of our internal controls over financial reporting, and we have elected to utilize this 45 day extension, and therefore, this Form 10-K does not include these reports. We anticipate completing this process and filing these reports in an amended Form 10-K, which we expect to file in April 2005.

        As of the date of the filing of this Annual Report on Form 10-K, management has made certain preliminary conclusions, which it has communicated to both the Audit Committee and our Independent Registered Public Accounting Firm, that there existed at December 31, 2004 certain material weaknesses in the internal controls over financial reporting as well as certain significant deficiencies in the internal controls over financial reporting that may in the aggregate, constitute material weaknesses. Under the auditing standards of the PCAOB, a significant deficiency represent a deficiency in the design or operation of internal control, which could adversely affect the organization's ability to initiate, record, process, and report financial data consistent with the assertions of management in the financial statements. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

        Those significant deficiencies or material weaknesses are as follows:

  (i)
  The failure to perform certain closing procedures on a timely basis, to timely identify certain accounting and financial statement disclosure issues, as discussed below, and the lack of an adequate internal audit function, each of which result from inadequate staffing of the accounting and financial reporting function and a lack of certain needed financial reporting expertises. As a result of this, (a) the Company did not identify certain required changes in the classification of expenses between selling, general and administrative expenses and cost of sales, as described in Notes 2 and 11 of Notes to Consolidated Financial Statements, (b) the Company did not identify that approximately $51.8 million of marketable debt securities were improperly included in cash and cash equivalents instead of being separately presented as short term investments, (c) the Company under accrued the costs relating to the closure of the Australian facility by approximately $135,000, and (d) the Company made certain errors in the preparation of the disclosures about its deferred tax assets and liabilities (see Note 6 of Notes to Consolidated Financial Statements), although this had no effect of the company's results of operations or financial position as all of the Company's net deferred tax assets have been fully reserved.

  (ii)
  The failure to provide clear, continual and easily accessible information to employees concerning the Company's code of ethics and policies, including information on the methods available to report suspected violations of the Company ethics or policies, and to obtain acknowledgements from employees that they have read, understood and complied with the Company's code of ethics.

  (iii)
  The execution of certain contracts without the approval of the board of directors, or without the review of the contracts by counsel, as the company's policies require for contracts of those types or amounts.

  (iv)
  The failure to provide controls within the information systems area and to effectively test them including segregation of duties within the information technology department and the potential impact of that situation on the consistency of systems processing and access security.

        Due to the number of controls being examined, the complexity of the process, as well as the difficult judgments and subjectivity involved in determining the effectiveness of controls, we cannot be certain that additional significant deficiencies or material weaknesses will not be identified as we complete our evaluation of our internal controls over financial reporting. Additionally, we cannot predict whether, in the completion of our evaluation of our internal controls, we might conclude that some of the deficiencies listed above are not significant deficiencies, or are compensated for by other internal controls over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

        The attestation report of our Independent Registered Public Accounting Firm required under this Item 9A will be included when we file the amended Annual Report on Form 10-K, as discussed above.

Changes in Internal Controls

        During the quarter ended December 31, 2004, the Company completed its implementation of a new internal control framework, including a) improved segregation of duties in the United Kingdom; b) formalized the documentation of certain procedures; and c) daily reconciliation of cash received to the general ledger, that was designed to remediate previously identified deficiencies in internal controls and comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

  None.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item 10 will be included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than May 2, 2005 and is incorporated into this Item 10 by reference.

        Code of Ethics.    We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. A copy of the code of ethics has been filed as an exhibit to our annual report.

Item 11. Executive Compensation

        The information required by this Item 11 will be included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than May 2, 2005 and is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item 12 will be included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than May 2, 2005 and is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item 13 will be included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than May 2, 2005 and is incorporated into this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

        The information required by this Item 14 will be included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than May 2, 2005 and is incorporated into this Item 14 by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

        (a)(1)    Financial Statements.

  •
  Reports of Independent Registered Public Accounting Firms

  •
  Consolidated Balance Sheets as of December 31, 2004 and 2003

  •
  Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002 and inception to December 31, 2004

  •
  Consolidated Statements of Stockholders' Equity from inception to December 31, 2004

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 and inception to December 31, 2004

  •
  Notes to Consolidated Financial Statements

        (a)(2)    Financial Statement Schedule.

        All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

        (a)(3)    The exhibits listed under Item 15(c) are filed or incorporated by reference herein

  (b)
  Exhibits.

        The following exhibits are filed as part of this annual report:

EXHIBIT NO. IDENTIFICATION OF EXHIBIT

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
2	Agreement and Plan of Merger by and among American Financial Holding, Inc., ISO Acquisition Corp., Isolagen Technologies, Inc., Gemini IX, Inc., and William K. Boss, Jr., Olga Marko and Dennis McGill dated August 1, 2001(1)
3(i)	Amended Certificate of Incorporation(7)
3(ii)	Bylaws(10)
4.1	Specimen of Common Stock certificate(2)
4.2	Certificate of Designations of Series A Convertible Preferred Stock(7)
4.3	Certificate of Designations of Series B Convertible Preferred Stock(5)
4.4	Indenture, dated November 3, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee(11)
10.1	2003 Stock Option and Stock Appreciation Rights Plan(3)*
10.2	2001 Stock Option and Appreciation Rights Plan(4)*
10.3	Reserved
10.4	Employment Agreement dated May 28, 2002 between Isolagen, Inc. and Vaughan Clift(7)*
10.5	Employment Agreement dated September 5, 2003 between Isolagen, Inc. and Frank DeLape(7)*

10.6	Employment Agreement dated September 5, 2003 between Isolagen, Inc. and Michael Macaluso(7)*
10.7	Employment Agreement dated September 5, 2003 between Isolagen, Inc. and Jeffrey W. Tomz(7)*
10.8	Reserved
10.9	Lease Agreement dated March 24, 2002 by and between the Registrant as Lessee and Claire O Aceti Gbmh as Lessor(7)
10.10	Lease Agreement dated November 20, 2002 by and between the Registrant as Lessee and Lego Australia Pty Limited as Lessor(7)
10.11	Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners(8)
10.12	Employment Agreement effective September 1, 2004 between Isolagen, Inc. and Robert Bitterman(12)
10.13	Employment Agreement effective September 13, 2004 between Isolagen, Inc. and Dr. Kimberley Forbes-McKean(12)
10.14	Employment Agreement effective September 27, 2004 between Isolagen, Inc. and Dennis L. Bevan(12)
10.15	Purchase Agreement among CIBC World Market Corp., UBS Securities LLC, and Adams, Harkness & Hill, Inc. dated October 28, 2004(11)
10.16	Registration Rights Agreement among CIBC World Market Corp., UBS Securities LLC, and Adams, Harkness & Hill, Inc. dated November 3, 2004(11)
14	Code of Ethics(9)
21	List of Subsidiaries(10)
23.1	Pannell Kerr Forster of Texas, P.C. Consent(12)
23.2	BDO Seidman, LLP Consent(12)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(12)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(12)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

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

(10)
Previously filed as an exhibit to the company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and is incorporated by reference hereto.

(11)
Previously filed as an exhibit to the company's Current Report on Form 8-K dated November 4, 2004, and is incorporated by reference hereto.

(12)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.
By:	/s/ JEFFREY W. TOMZ Jeffrey W. Tomz, Chief Financial Officer and Principal Accounting Officer
Date: March 14, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT BITTERMAN Robert Bitterman	President, Chief Executive Officer and Director	March 14, 2005
/s/ FRANK DELAPE Frank DeLape	Chairman of the Board and Director	March 14, 2005
/s/ JEFFREY W. TOMZ Jeffrey W. Tomz	Chief Financial Officer and Accounting Officer and Secretary	March 14, 2005
/s/ MICHAEL MACALUSO Michael Macaluso	Director	March 14, 2005
/s/ STEVEN MORRELL Steven Morrell	Director	March 14, 2005
/s/ HENRY TOH Henry Toh	Director	March 14, 2005
/s/ RALPH DE MARTINO Ralph De Martino	Director	March 14, 2005
/s/ MARSHALL G. WEBB Marshall G. Webb	Director	March 14, 2005

Isolagen, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Isolagen, Inc.
Exton, Pennsylvania

        We have audited the accompanying consolidated balance sheet of Isolagen, Inc. (a Delaware corporation in the development stage) as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended and the related statements of operations and cash flows for the period from inception (December 28, 1995) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Isolagen, Inc. for the period from inception (December 28, 1995) to December 31, 2003. Such statements are included in the cumulative inception to December 31, 2004 totals of the consolidated statements of operations and cash flows and reflect a net loss of 49.4% and total revenues of 33.9% of the related cumulative totals. Those consolidated statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception (December 28, 1995) to December 31, 2003 included in the cumulative totals, is based solely upon the report of the other auditors.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isolagen, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended and for the period from inception (December 28, 1995) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO SEIDMAN, LLP

Houston, Texas
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Isolagen, Inc.

        We have audited the accompanying consolidated balance sheet of Isolagen, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003 and the cumulative amounts during the development stage (inception December 28, 1995 to December 31, 2003). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isolagen, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 and the cumulative amounts for the period from inception to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/  PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
February 17, 2004

Isolagen, Inc.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$64,329,356	$15,935,558
Short-term investments	51,809,660	—
Accounts receivable, net of allowance for doubtful accounts of $50,533 and $0, respectively	1,516,591	207,202
Inventory	1,010,768	259,695
Other receivables	350,861	91,545
Prepaid expenses	769,984	254,508

Total current assets	119,787,220	16,748,508

Property and equipment, net	3,634,992	2,221,838
Intangible assets	540,000	540,000
Other assets, net of amortization of $124,873 and $0, respectively	4,158,926	134,119

Total assets	$128,121,138	$19,644,465

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,360,363	$1,460,478
Accrued expenses	3,441,805	535,975
Deferred revenue	2,923,328	384,287

Total current liabilities	8,725,496	2,380,740

Long term debt	90,000,000	—
Other long term liabilities	410,217	—

Total liabilities	99,135,713	2,380,740

Commitments and contingencies
Shareholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Common stock, $.001 par value; 50,000,000 shares authorized	34,195	26,672
Additional paid-in capital	109,935,174	50,862,258
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	—
Accumulated other comprehensive income	464,110	374,380
Accumulated deficit during development stage	(55,474,054)	(33,999,585)

Total shareholders' equity	28,985,425	17,263,725

Total liabilities and shareholder's equity	$128,121,138	$19,644,465

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

				Cumulative Period from December 28, 1995 (date of inception) to December 31, 2004
	For the Year Ended December 31,
	2004	2003	2002
Revenues
Product sales	$4,179,247	$445,689	$50,991	$6,066,041
License fees	—	—	40,000	260,000

Total revenues	4,179,247	445,689	90,991	6,326,041
Cost of sales	5,491,008	2,197,222	481,153	8,571,842
Selling, general and administrative expenses	15,127,365	6,311,774	3,764,187	28,377,425
Research and development	5,057,149	3,301,341	1,519,819	11,913,185

Operating loss	(21,496,275)	(11,364,648)	(5,674,168)	(42,536,411)
Other income (expense)
Interest income	566,526	40,691	208,692	844,306
Other income	91,956	55,663	32,421	180,040
Interest expense	(636,676)	—	—	(948,304)

Net loss	$(21,474,469)	$(11,268,294)	$(5,433,055)	$(42,460,369)

Deemed dividend associated with beneficial conversion of preferred stock	—	(1,244,880)	(10,178,944)	(11,423,824)
Preferred stock dividends	—	(1,087,200)	(502,661)	(1,589,861)

Net loss attributable to common shareholders	$(21,474,469)	$(13,600,374)	$(16,114,660)	$(55,474,054)

Per share information
Net loss—basic and diluted	$(0.71)	$(0.58)	$(0.36)	$(4.50)
Deemed dividend associated with beneficial conversion of preferred stock	—	(0.06)	(0.67)	(1.21)
Preferred stock dividends	—	(0.06)	(0.03)	(0.17)

Net loss per common share—basic and diluted	$(0.71)	$(0.70)	$(1.06)	$(5.88)

Weighted average number of basic and diluted common shares outstanding	30,116,827	19,297,865	15,205,554	9,436,522

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Treasury Stock			Accumulated During Development Stage Income
												Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Shares
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity (Continued)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Treasury Stock			Accumulated Deficit During Development Stage
										Accumulated Other Comprehensive Income		Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity (Continued)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Treasury Stock			Accumulated Deficit During Development Stage
										Accumulated Other Comprehensive Income		Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity (Continued)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Treasury Stock			Accumulated Deficit During Development Stage
										Accumulated Other Comprehensive Income		Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	$—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity (Continued)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Treasury Stock			Accumulated Deficit During Development Stage
										Accumulated Other Comprehensive Income		Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount
Issuance of common stock for cash on 1/7/03	—	—	—	—	61,600	62	92,338	—	—	—	—	92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity (Continued)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Treasury Stock			Accumulated Deficit During Development Stage
										Accumulated Other Comprehensive Income		Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount
Conversion of warrants into common stock—1st qtr	—	—	—	—	78,526	79	(79)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)
Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows

				Cumulative Period from December 28, 1995 (date of inception) to December 31, 2004
	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(21,474,469)	$(11,268,294)	$(5,433,055)	$(42,460,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity awards issued for services	1,910,590	412,812	157,704	3,533,185
Uncompensated contribution of services	—	200,000	400,000	755,556
Depreciation	1,303,298	835,430	99,812	2,306,257
Provision for doubtful accounts	50,533	—	—	50,533
Amortization of debt issue costs	124,873	—	—	124,873
Loss on disposal or impairment of property and equipment	161,226	406,413	—	575,861
Change in operating assets and liabilities:
Increase in accounts receivable	(1,285,925)	(166,998)	(39,137)	(1,493,128)
Decrease (increase) in other receivables	(237,883)	62,038	(153,583)	(329,428)
Increase in inventory	(727,411)	(120,785)	(138,910)	(987,106)
Decrease (increase) in prepaid expenses	(490,315)	30,049	(284,557)	(744,823)
Increase in other assets	(155,573)	(17,721)	(115,507)	(288,801)
Increase (decrease) in accounts payable	840,432	(420,758)	1,673,040	2,300,910
Increase in accrued expenses	2,731,782	423,751	88,906	3,267,757
Increase (decrease) in deferred revenue	2,408,180	327,013	(222,726)	2,792,468

Net cash used in operating activities	(14,840,662)	(9,297,050)	(3,968,013)	(30,596,255)

Cash flows from investing activities
Purchase of property and equipment	(2,811,715)	(1,193,157)	(2,252,368)	(6,341,536)
Proceeds from the sale of property and equipment	—	33,300	—	34,300
Purchase of investments	(72,800,000)	—	—	(72,800,000)
Proceeds from sales and maturities of investments	21,000,000	—	—	21,000,000

Net cash used in investing activities	(54,611,715)	(1,159,857)	(2,252,368)	(58,107,236)

Cash flows from financing activities
Proceeds from convertible debt	90,000,000	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	(3,746,193)	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	3,919,078	9,012,722	12,931,800
Proceeds from the issuance of common stock, net	57,169,849	19,137,461	57,600	78,832,720
Cash dividends paid on preferred stock	—	(1,087,200)	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	(38,108)	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	(25,974,000)	—	—	(26,024,280)

Net cash provided by financing activities	117,449,656	21,931,231	9,070,322	152,405,859

Effect of exchange rate changes on cash balances	396,519	216,594	13,875	626,988
Net increase in cash and cash equivalents	48,393,798	11,690,918	2,863,816	64,329,356
Cash and cash equivalents, beginning of period	15,935,558	4,244,640	1,380,824	—

Cash and cash equivalents, end of period	$64,329,356	$15,935,558	$4,244,640	$64,329,356

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—	$150,283

Deemed dividend associated with beneficial conversion of preferred stock	$—	$1,244,880	$10,178,944	$11,423,824

Preferred stock dividend	$—	$1,087,200	$502,661	$1,589,861

Uncompensated contribution of services	$—	$200,000	$400,000	$755,556

Common stock issued for Intellectual Property	$—	$540,000	$—	$540,000

Equipment acquired through capital lease	$167,154	$—	$—	$167,154

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation, Business and Organization

        Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation ("Isolagen" or the "Company") is the parent company of Isolagen Technologies, Inc., a Delaware corporation ("Isolagen Technologies"). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom ("Isolagen Europe"). Isolagen Technologies is the parent company of Isolagen Australia Pty Limited, a company organized under the laws of Australia ("Isolagen Australia"). Isolagen Technologies is the parent company of Isolagen International, a company organized under the laws of Switzerland ("Isolagen Switzerland"). The common stock of the Company, par value $0.001 per share, ("Common Stock") is traded on the American Stock Exchange ("AMEX") under the symbol "ILE."

        Isolagen specializes in the development and commercialization of autologous cellular therapies for soft and hard tissue regeneration. Autologous cellular therapy is the process whereby a patient's own cells are extracted, allowed to multiply and then injected into the patient for applications such as correction and reduction of the normal effects of aging like wrinkles and nasolabial folds. The procedure is minimally invasive and non-surgical.

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

        In May 1996, the Food and Drug Administration, or FDA, in response to the increasing use of cellular therapy to treat serious illness, released draft regulation for public comment to regulate cellular therapy. In May 1998, this regulation was passed, and in 1999, the FDA notified the Company that the Isolagen Process would require FDA approval as a regulated biologic product. In October 1999, the Company filed an investigational new drug application, or IND, which was accepted by the FDA. In November 1999, the Company's IND was placed on clinical hold while it established a cGMP facility and standard operating procedures, including quality control release criteria. The clinical hold was released in May 2002. From June 2002, the Company assembled its management and scientific team and improved its Isolagen Process. These improvements included the introduction of an improved transport medium to extend cell viability, the standardization of the injection technique and the standardization of the Company's manufacturing and laboratory techniques. The Company commenced clinical trials in January 2003 upon completion of its cGMP facility.

        On April 7, 2004, the Company submitted a request for a Special Protocol Assessment, or SPA, to the FDA with all the supporting information for its two pivotal Phase III clinical trials for specific dermal applications. In the SPA process, the FDA reviewed the design and size of a proposed Phase III program and provided comments regarding the adequacy of the clinical trial design to support a claim of efficacy in an approvable Biologics License Application, or BLA. The FDA's comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and efficacy of a product candidate is identified after the Phase III program commences. In May 2004, the FDA approved the Company's request for an SPA relating to the design of two pivotal Phase III clinical trials to be conducted by Isolagen in support of registration of the Isolagen Process for the treatment of nasolabial folds and glabellar lines. The Company believes that the FDA's action will significantly reduce the risks associated with conducting its pivotal Phase III clinical trials to provide evidence of efficacy and safety sufficient for license application. In July 2004, the Company announced the commencement of two pivotal Phase III trials, which are being conducted in two different geographic and demographic populations in the United States as two identical trials for the treatment of facial wrinkles. These trials are randomized, double blind and placebo-controlled and are being conducted at various sites in the United States. The trials, which are being conducted simultaneously, each have in excess of 100 patients split evenly between the treatment group and the placebo group. Efficacy will be measured by a two-point improvements on a six-point scale, as evaluated by an independent assessor at four, six, nine and twelve months. The Company expects to file a BLA for this product candidate during the second half of 2005. The Company completed Phase I clinical trial for its second candidate for the treatment of periodontal disease in late 2003. In the second quarter of 2004, the Company initiated a Phase II clinical trial for the cosmetic, or "black triangle," application of this product candidate.

        The Company's goal is to become a leading provider of solutions for soft and hard tissue regeneration. The Company currently sells its dermal product primarily in the United Kingdom. The Company plans to expand sales of its dermal product to other parts of Europe, Asia and the Americas.

        Through December 31, 2004, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its UK operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2005. The Company will finance its operations primarily through its existing cash and future financing.

        The Company's ability to operate profitably under its current business plan is largely contingent upon its success in obtaining regulatory approval to sell its products and upon its successful development of markets for its products and profitable manufacturing processes. The Company may be required to obtain additional capital in the future to expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or profitable manufacturing methods, or any such additional capital as it might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company's ultimate capital needs and to support the Company's growth. If adequate capital cannot be obtained on satisfactory terms, the Company's operations could be negatively impacted.

        If the Company achieves growth in its operations in the next few years, such growth could place a strain on its management, administrative, operational and financial infrastructure. The Company's ability to manage its current operations and future growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures. In addition, the Company may find it necessary to hire additional management, financial and sales and marketing personnel to manage the Company's expanding operations. If the Company is unable to manage this growth effectively and successfully, the Company's business, operating results and financial condition may be materially adversely affected.

        As of December 31, 2004, the Company had cash and cash equivalents and short-term investments of $116.1 million. The Company believes that its existing capital resources are adequate to finance its operations until June 30, 2007, however its long-term viability is dependent upon successful operation of its business, its ability to automate its manufacturing process, the approval of its products and the ability to raise additional debt and equity to meet its business objectives.

Acquisition and merger and basis of presentation

        On August 10, 2001, Isolagen Technologies consummated a merger with American Financial Holdings, Inc. ("AFH") and Gemini IX, Inc. ("Gemini"). Pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among AFH, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of AFH ("Merger Sub"), Isolagen Technologies, Gemini, a Delaware corporation, and William J. Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen Technologies (the "Merger Agreement"), AFH (i) issued 5,453,977 shares of its common stock, par value $0.001 to acquire, in a privately negotiated transaction, 100% of the issued and outstanding common stock (195,707 shares, par value $0.01, including the shares issued immediately prior to the Merger for the conversion of certain liabilities, as discussed below) of Isolagen Technologies, and (ii) issued 3,942,000 shares of its common stock to acquire 100% of the issued and outstanding common stock of Gemini. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the "Merger"), and AFH was the surviving corporation. AFH subsequently changed its name to Isolagen, Inc. on November 13, 2001.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from those estimates.

Foreign Currency Translation

        The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in earnings and have not been material in any one period.

        Balances of related after-tax components comprising accumulated other comprehensive income included in stockholders' equity, at December 31, 2004 and December 31, 2003 are as follows:

	December 31
	2004	2003
Unrealized gains on available-for-sale securities	$10,005	$—
Foreign currency translation adjustment	454,105	374,380

Accumulated other comprehensive income	$464,110	$374,380

Statement of cash flows

        For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

        The Company maintains its cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the insured limit of $100,000 from time to time. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits. Cash equivalents are maintained in two financial institutions. The Company invests these funds primarily in Fannie Mae and government securities.

        The Company's short-term investments, as set forth below, subject it to certain credit risk that is concentrated in securities issued by U.S. government sponsored mortgage entities, and the State of Wisconsin. Due to the credit ratings of these issuers, the Company does not believe that the credit risk is significant.

Short-Term Investments

        At December 31, 2004 the Company held certain investments in marketable debt securities as a means of temporarily investing the proceeds from its issuance of shares of common stock and 3.5% Convertible Subordinated Notes until the funds are needed for operating purposes. These investments are being accounted for as "available-for-sale" securities under Statement of Financial Accounting Standards ("SFAS") No. 115," Accounting for Certain Investments in Debt and Equity Securities." As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

        The following sets forth information concerning marketable debt securities as of December 31, 2004:

Type of issue	Maturity	Face amount	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Freddie Mac and Fannie Mae	2005	$9,075,000	$8,999,655	$10,005	$—	$9,009,660
State and local government	2012-2044	$32,150,000	$32,150,000	—	—	$32,150,000
Corporate	2021-2043	$10,650,000	$10,650,000	—	—	$10,650,000

			$51,799,655	$10,005	$—	$51,809,660

        The Company's investments in state and local government and corporate issues are principally investments in Auction Rate Securities ("ARS"), for which the interest rates are reset periodically through a Dutch auction process.

        The following sets forth the aggregate maturities of the Company's investments in marketable debt securities without regard to the dates at which the interest rates for ARS investments reset:

Maturity	Cost	Fair Value
2005	$8,999,655	$9,009,660
2006-2010	—	—
2011-2015	1,950,000	1,950,000
2016 and after	40,850,000	40,850,000

	$51,799,655	$51,809,660

        Proceeds from the sale of available-for-sale marketable debt securities were $21 million for Fiscal 2004, and no realized gains and losses based on specific identification, were included in the results of operations upon those sales.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectibility. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

        The Company did not have an allowance for doubtful accounts for years ended December 31, 2003 and 2002. The following is a rollforward of the allowance for doubtful accounts for Fiscal 2004:

Balance, as of December 31, 2003	$—
Provision during 2004	50,533
Changes	—

Balance, as of December 31, 2004	$50,533

Inventory

        Inventory primarily consists of raw materials used in the Isolagen Process. Inventory is stated at the lower of cost or market and cost is determined by the weighted average method.

Property and equipment

        Property and equipment, consisting primarily of lab equipment, computer equipment, software, leasehold improvements, and office furniture and fixtures is carried at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is provided by the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense as incurred.

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

Debt Issue Costs

        The costs incurred in issuing the Company's 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in Other Assets and are being amortized to expense using the effective interest method over five years, through November 2009. The amount of costs capitalized during the year ended December 31, 2004 was approximately $3,746,000.

Treasury Stock

        The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Revenue recognition

        The Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured.

        Currently the Isolagen Process is delivered through an attending physician to each patient using the Company's recommended regimen of up to three injections. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The Company believes each injection has stand alone value to the patient. The Company invoices the attending physician upon that physician submitting his or her patient's tissue sample to the Company, as a result of which the contractual arrangement is between the Company and the medical professional. The amount invoiced varies directly with the number of injections requested. Generally, all orders are paid in advance by the physician prior to the first injection and are not refundable and there is no performance provision under any arrangement with any doctor, and there is no right to refund, or returns for unused injections.

        As a result, the Company believes that the requirements of SAB 104 are met as each injection is shipped, as the risk of loss transfers to the customer at that time, the fee is fixed and determinable and collection is reasonably assured. Advance payments are deferred until shipment. The amount of the revenue deferred represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

        Revenue from licenses and other upfront fees are recognized on a ratable basis over the term of the respective agreement.

        The Company also offers a service whereby it stores a patient's cells for later use in the preparation of injections, and a service whereby it processes a patient's cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. In accordance with EITF 00-21, the fees charged for both of these services are recognized as revenue ratably over the length of the storage agreement. No separate revenue is recognized for the initial cell expansion service, as the Company does not offer this service separately and the process of cell expansion has no value without either the subsequent preparation of an injection or the storage of the expanded cells for later use in the preparation of injections.

Promotional incentives

        The Company periodically offers promotional incentives to physicians on a case-by-case basis. Promotional incentives are provided to physicians in the form of "at no charge" Isolagen Treatments and Isolagen Treatments offered at a discount from the suggested price list. The Company does not receive any identifiable benefit from the physicians in exchange for any promotional incentives granted.

        In accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," the Company does not record any revenue related to "at no charge" Isolagen Treatments and the estimated cost to provide such treatments is expensed as the time the promotion is granted. The Company records any discounts granted as a reduction in revenue (i.e., net revenue after discount) from that specific transaction.

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

Costs of Exit Activities

        In September, 2004, the Company approved a plan for the closure of its Australian facilities and the servicing of Australia from the Company's London, England facility. The Company adopted this plan because it believed that anticipated processing enhancements and improved delivery logistics will eliminate the need for an Australian laboratory. The Company expects that the closure of the Australian facility will be completed by March, 2005.

        The costs associated with the closure of the Australian facilities, which are comprised principally of statutory or contractual employee severance costs and the cost of terminating certain contracts, are being accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, employee severance costs are accrued over the period beginning with the date on which the Company communicated the exit plan and the severance benefits to the affected employees, and ending on the date through which the affected employees must continue working to be entitled to the severance benefit, and costs incurred to terminate other contracts are accrued when the Company terminates the contract in accordance with the contract terms or has otherwise negotiated a termination with the counterparty.

        The following sets forth information about the major components of the exit costs for the year ended December 31, 2004:

	Accrued liability at December 31, 2003	Costs charged to expense	Costs paid or settled	Accrued liability at December 31, 2004
Employee severance	$—	$204,894	$204,894	$—
Contract termination	—	361,625	—	361,625

Total	$—	$566,519	$204,894	$361,625

        The Company expects the total costs to be incurred in the closure of the Australian facility, including amounts to be recognized in future periods, to approximate $0.7 million.

        Additionally, pursuant to SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded a $0.1 million charge to reduce the carrying value of the Australian laboratory and office equipment to the estimate of its net realizable value.

        The exit costs and impairment of long-lived assets charged to expense are included in selling, general and administrative expenses in the consolidated statements of operations.

Shipping and handling costs

        The Company typically does not charge customers for shipping and handling costs. These costs are included in selling, general and administrative expenses and totaled $0.4 million for Fiscal 2004, $0.1 million for Fiscal 2003 and $0.0 million for Fiscal 2002.

Advertising cost

        Advertising costs are expensed as incurred and include the costs of public relations activities in Europe and Australia. These costs are included in selling, general and administrative expenses and totaled $0.3 million for Fiscal 2004, $0.4 million for Fiscal 2003 and $0.0 million for Fiscal 2002.

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

        The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123, which is measured as of the date required by EITF Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the "valuation date", which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. See Note 8.

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

        Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant date in 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123 and SFAS 148, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Year ended December 31,
	2004	2003	2002
Net loss—as reported	$(21,474,469)	$(11,268,294)	$(5,433,055)
Plus: stock-based employee compensation expense (gain) included in reported net loss, net of related tax effects of $0	373,147	—	—
Less: total stock based employee compensation determined under fair value based method for all awards granted to employees, net of related tax effect of $0	(4,665,753)	(13,678,048)	(1,679,158)

Net loss—pro forma	$(25,767,075)	$(24,946,342)	$(7,112,213)

Net loss per share—as reported
Basic and diluted	$(0.71)	$(0.58)	$(0.36)
Net loss per share—pro forma
Basic and diluted	$(0.86)	$(1.29)	$(0.47)

        As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on net loss per share have been estimated at the date of grant using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Year ended December 31,
	2004	2003	2002
Expected life (years)	5 years	3 years	6 years
Interest rate	4%	4%	4%
Dividend yield	—	—	—
Volatility	71%	71-80%	129%

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

Loss per share data

        Basic loss per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method) and convertible notes and convertible preferred stock. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

        At December 31, 2004, options and warrants to purchase 8,302,356 shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive, and 9,828,009 shares issuable upon the conversion of the Company's convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

Comprehensive loss

        Comprehensive loss encompasses all changes in equity other than those with shareholders and consists of net loss and foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable debt securities. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Fair Value of Financial Instruments

        The Company's financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company's accounts receivable, accounts payable, and convertible subordinated debentures approximate, in the Company's opinion, their respective carrying amounts. The Company's marketable debt securities are carried at fair value.

Reclassifications

        In the fourth quarter of Fiscal 2004 the Company changed the manner by which it classifies the costs incurred in its London and Australia facilities as either costs of sales or selling, general and administrative expenses. The Company believes that the new classifications better reflect the primary purpose and functions of each of these facilities. The new manner of classifying these costs is reflected in the accompanying consolidated statements of operations for all periods presented, as well as in the unaudited summarized quarterly financial data presented in Note 11. The reclassifications did not have any effect on net loss or net loss per share.

        In the fourth quarter of Fiscal 2004 the Company changed the manner by which it classifies losses on disposal of assets and includes these amounts in selling, general and administrative expenses. The new manner of classifying these costs is reflected in the summarized quarterly financial data. The reclassifications did not have any effect on net loss or net loss per share.

Recent accounting pronouncements

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance of SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have a material impact on its financial condition.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share Based Payment," which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) is effective for the first interim or annual reporting period that begins after June 15, 2005 (the quarter beginning July 1, 2005 for the Company) and must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for with the associated service has not been rendered as of its effective date. The Company is still studying the requirements of SFAS No. 123 (Revised 2004) and has not yet determined what impact it will have on the Company's results of operations and financial position.

        In December, 2004 the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS No. 153 will have a material affect on our financial statements.

Note 3—Property and Equipment

        Property and equipment is comprised of:

	December 31,
	2004	2003
Lab equipment	$1,788,159	$1,124,697
Computer equipment and software	1,975,502	227,743
Office furniture and fixtures	42,232	41,468
Leasehold improvements	2,250,921	1,835,236

	6,056,814	3,229,144
Less: Accumulated depreciation	(2,421,822)	(1,007,306)

Property and equipment, net	$3,634,992	$2,221,838

        The amounts of depreciation expense for property and equipment included in the statement of operations are as follows:

	Year ended December 31,
	2004	2003	2002
Cost of sales	$399,644	$387,951	$41,057
Selling, general and administrative expenses	903,654	447,479	58,755

Total depreciation expense	$1,303,298	$835,430	$99,812

Note 4—Intangible Assets

        Effective January 31, 2003, the Company entered into an Intellectual Property Purchase Agreement to acquire two pending patent applications titled "Augmentation and Repair of Vocal Cord Tissue Defects" and "A Method of Using Autologous Fibroblasts to Promote Healing of Wounds and Fistulas." As consideration, the Company issued the seller, on March 31, 2003, 100,000 shares of its Common Stock and royalty equal to (a) 5% of all revenues recognized by the Company or its Affiliates from commercial application of the Intellectual Property made, provided, distributed, sold or manufactured directly by the Company or its Affiliates, or (b) 25% of all revenues recognized by the Company or its Affiliates from licensing, sublicensing, transferring or selling the Intellectual Property to a third party, without offset or deduction for general and administrative or operating costs, subject to a total maximum royalty of $2 million. The Company has recorded an intangible asset of $540,000 related to the acquisition of the Intellectual Property and intends to amortize this cost over the life of any future patent granted.

Note 5—Convertible Subordinated Notes

        On November 3, 2004 the Company completed the private placement of $75,000,000 aggregate principal amount of 3.5% Convertible Subordinated Notes Due 2024 (the "3.5% Subordinated Notes"). The Company received net proceeds of approximately $71.7 million after the deduction of commissions and offering expenses. The Company also granted the purchasers of the 3.5% Subordinated Notes the option to purchase up to $15,000,000 of additional 3.5% Subordinated Notes through December 2, 2004. On November 5, 2004 the Company completed the private placement of the additional $15,000,000 aggregate principal amount of 3.5% Subordinated Notes. The Company received net proceeds of approximately $14.5 million after the deduction of discounts, commissions and offering expenses. The total net proceeds to the Company were approximately $86.2 million after the deduction of commissions and offering expenses.

        The Company used approximately $26 million of the net proceeds to repurchase 4,000,000 shares of its common stock, of which 2,000,000 shares were repurchased from Frank DeLape, the Chairman of the Board of Directors, Michael Macaluso, a director and the former President and Chief Executive Officer, Olga Marko, the former Senior Vice President and Director of Research, Michael Avignon, the former Manager of International Operations, and Timothy J. Till, a shareholder. The purchase price from the insiders, affiliates and founders of the Company listed above was $6.33 per share which represented a 5% discount from the closing price of the Company's common stock on the American Stock Exchange on October 28, 2004, the date the offering of the 3.5% Subordinated Notes was priced. The purchase of the shares from the insiders was approved by a special committee of independent directors in partial reliance on a fairness opinion issued by an investment bank. The remaining 2,000,000 shares were repurchased in private transactions at a price of $6.66 per share. The remaining net proceeds of approximately $60.2 million were added to the Company's general working capital.

        The 3.5% Subordinated Notes are unsecured obligations and are subordinated in right of payment to all of the Company's existing and future senior indebtedness. The 3.5% Subordinated Notes are also effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

        The 3.5% Subordinated Notes require the semi-annual payment of interest, on May 1 and November 1 of each year beginning May 1, 2005, at 3.5% interest per annum on the principal amount outstanding. The 3.5% Subordinated Notes will mature on November 1, 2024. Prior to maturity the holders may convert their 3.5% Subordinated Notes into shares of the Company's common stock. The initial conversion rate is 109.2001 shares per $1,000 principal amount of 3.5% Subordinated Notes, which is equivalent to an initial conversion price of approximately $9.16 per share.

        On or after November 1, 2009, the Company may at its option redeem the 3.5% Subordinated Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 3.5% Subordinated Notes to be redeemed plus accrued and unpaid interest.

        On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders may require the Company to purchase all or a portion of their 3.5% Subordinated Notes at a purchase price in cash equal to 100% of the principal amount of 3.5% Subordinated Notes to be purchased plus accrued and unpaid interest. The holders of the 3.5% Subordinated Notes may also require the Company to repurchase their 3.5% Subordinated Notes in the event its common stock (or other common stock into which the 3.5% Convertible Subordinated Notes are then convertible) ceases to be listed for trading on a U.S. national securities exchange or approved for trading on an established automated over-the-counter market in the United States.

        In the event a change in control occurs on or before November 9, 2009, the holders of the 3.5% Subordinated Notes may require the Company to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 3.5% Subordinated Notes to be purchased plus accrued and unpaid interest and the payment of a "make-whole" payment which is based on the date on which the change in control occurs and the price per share paid for the Company's common stock in such change in control transaction. The Company will be allowed to pay for the repurchase of the 3.5% Subordinated Notes and accrued and unpaid interest in cash or, at its option, shares of its common stock, and the Company will be allowed to make the make-whole payment in cash or, at its option, such other form of consideration as is paid to its common stockholders in the change of control transaction. In addition, in the event a change in control occurs on or before November 9, 2009, the holders of the 3.5% Subordinated Notes that convert their 3.5% Subordinated Notes into shares of the Company's common stock in connection with such change of control transaction will also be entitled to receive the make-whole payment.

        The 3.5% Subordinated Notes were issued in an offering not registered under the Securities Act of 1933, as amended ("the Securities Act'). However, the Company is obligated to file with the SEC, on or prior to 90 days following the date the 3.5% Subordinated Notes were originally issued, a shelf registration statement covering resales of the 3.5% Subordinated Notes and the shares of the Company's common stock issuable upon the conversion of the 3.5% Subordinated Notes, and to use its reasonable best efforts to cause the shelf registration statement to be declared effective under the Securities Act on or prior to 180 days following the date the 3.5% Subordinated Notes were originally issued. If the Company should fail to meet the registration obligations described above, the interest rate payable of the 3.5% Subordinated Notes will increase by 0.5% per annum for the period the Company is not in compliance with the registration obligations.

Note 6—Income Taxes

        The Company and its domestic subsidiary file a consolidated U.S. Federal income tax return. The Company's foreign subsidiaries file income tax returns in their respective jurisdictions. The components of the net loss were:

	Year ended December 31,
	2004	2003	2002
US	$14,353,454	$7,494,993	$4,069,592
Non-US	$7,121,015	$3,773,301	$1,363,463

	$21,474,469	$11,268,294	$5,433,055

        The components of the Company's deferred tax assets (liabilities) at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Deferred tax assets and liabilities:
Loss carryforwards	$12,918,221	$5,475,308
Accrued expenses and other	1,317,536	—
Property and equipment	(40,282)	(134,141)
Deferred revenue	—	(130,183)

	14,195,475	5,210,984
Less: Valuation allowance	(14,195,475)	(5,210,984)

	$—	$—

        As of December 31, 2004, the Company had generated US net operating loss carryforwards of approximately $26.0 million which expire from 2005 to 2019 and net loss carryforwards in certain non-US jurisdictions of approximately $12.7 million. These net operating loss carryforwards are available to reduce future taxable income. However, a, change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its U.S. net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expirations dates it may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2004 and 2003. The valuation allowance increased $9.0 million, $0.8 million and $1.5 million during 2004, 2003 and 2002, respectively due to the Company's current period 2004, 2003 and 2002 net loss, respectively.

Note 7—Commitments and Contingencies

Leases

        The Company has entered into leases for office, warehouse and laboratory facilities in Houston, Texas, London, England and Sydney, Australia under third party non-cancelable operating leases through 2010. Future minimum lease commitments at December 31, 2004 are as follows:

Year Ending December 31
2005	$794,631
2006	685,180
2007	326,679
2008	228,675
2009	178,188
Thereafter	14,849

Total	$2,228,202

        For the years ended December 31, 2004, 2003 and 2002, rental expense totaled $537,668, $359,065, and $105,206, respectively.

        Certain officers of the Company provided office space and laboratory facilities in Houston, Texas at no charge until August 2003. Beginning September 2003, the lease rate is approximately $1.80 per month per square foot.

        As discussed in Note 2, in September, 2004 the Company adopted a plan to close its Australia facilities. The lease on the Company's Australia facilities was originally due to expire on December, 31, 2004. In the fourth quarter of 2004 the Company negotiated an expansion on that lease through May 31, 2005. The Company does not expect to incur any material costs in connection with the restoration of the leased property.

License agreement

        In 2000, the Company granted exclusive rights to develop and market its technologies and products within Japan. Should the development efforts result in a marketable product, the Company will receive royalties based on product sales. Upon execution of the license agreement, the Company received an initial up-front fee of $400,000 which was deferred and will be recognized on a ratable basis over the five year term of the agreement in accordance with the terms of the agreement. For the year ended December 31, 2002, the Company recognized $40,000 of contract revenues pursuant to this agreement (no revenue was recognized in Fiscal 2004 or Fiscal 2003).

        During 2002, the Company began negotiations to revoke the license agreement. As a result, the Company reclassified to a payable the remaining deferred revenue totaling $240,000 and accrued an additional $160,000 in anticipation of a settlement totaling approximately $400,000. The $400,000 was settled for a payment of $375,000 in the fourth quarter 2004.

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

Employment agreements

        The Company has entered into employment agreements with Vaughan Clift, Frank DeLape, Michael Macaluso, Jeffrey Tomz, Robert Bitterman, Kimberley Forbes-McKean and Dennis Bevan.

        Mr. Clift, Vice President of Operations, entered into an employment agreement, dated May 28, 2002, for a term of thirty-six (36) months at an annual base salary of $175,500. Mr. Clift is eligible for an annual bonus to be determined by the Board of Directors in its sole discretion. If the employment agreement is terminated without cause, Mr. Clift will be entitled to a two (2) month severance payment. In the fourth quarter of 2004, Mr. Clift's annual base salary was increased to $250,000.

        Mr. DeLape, Chairman of the Board, entered into an employment agreement dated September 5, 2003, with an initial term ending July 31, 2006 and providing for a base salary of $325,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. DeLape is entitled to receive an annual bonus in an amount to be determined by the Compensation Committee. If Mr. DeLape's performance satisfies criteria to be established by the Compensation Committee, his target bonus will be 40% of his annual salary. The agreement also provides that Mr. DeLape will receive employee stock options to purchase 300,000 shares of common stock at an exercise price equal to the average closing transaction price on the ten trading days preceding the grant. 300,000 options were granted to Mr. DeLape on September 5, 2003 with an exercise price of $9.81. The option has a term of ten years and will vest and become exercisable ratably over the last six calendar quarters of his employment agreement. The vesting of the option will accelerate in the event of a change in control of the Company, the sale of substantially all of the assets of the Company or the merger out of existence of the Company. The agreement also provides Mr. DeLape with disability and life insurance benefits, a car allowance and wireless communications benefits. Mr. DeLape's employment may be terminated at any time, provided that if his employment is terminated without "Cause" or if he terminates his employment for "Good Reason" as those terms are defined in the agreement, he will be entitled to receive a severance payment equal to the greater of (i) the salary payable over the remaining term of his agreement or (ii) eighteen months salary, as well as a bonus computed on the basis of the greater of (a) the amount determined under the agreement by the Compensation Committee or (b) $70,000.

        Mr. Macaluso, former Chief Executive Officer and Director, entered into an employment agreement dated September 5, 2003, with an initial term ending July 31, 2006 and providing for a base salary of $300,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Macaluso resigned from Chief Executive Officer and President effective September 1, 2004. Mr. Macaluso will continue to be paid his base salary until July 2006. Mr. Macaluso is still a member of the Board of Directors.

        Mr. Tomz, Chief Financial Officer and Secretary, entered into an employment agreement dated September 5, 2003 with an initial term ending July 15, 2005 and providing for a base salary of $200,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Tomz is entitled to receive an annual bonus in an amount to be determined by the Compensation Committee. If Mr. Tomz's performance satisfies criteria to be established by the Compensation Committee, his target bonus will be 30% of his annual salary. Mr. Tomz's employment may be terminated at any time, provided that if his employment is terminated without "Cause" or if he terminates his employment for "Good Reason" as those terms are defined in the agreement, he will be entitled to a six month severance payment. In the event of a change in control of the Company, the sale of substantially all of the assets of the Company, a merger of the Company in which the Company is not the surviving entity, or the termination of his employment (other than for Cause) the vesting of any options owned by him shall accelerate.

        Mr. Bitterman, Chief Executive Officer and President, entered into an employment agreement dated September 1, 2004 with an initial term ending December 31, 2007 and providing for a base salary of $400,000, subject to the right of the Board of Directors to increase his salary from time to time.

Mr. Bitterman is entitled to receive an annual bonus in an amount to be determined by the Compensation Committee. If Mr. Bitterman's performance satisfies criteria to be established by the Compensation Committee, his target bonus will be 50% of his annual salary. The agreement also provides that Mr. Bitterman will receive employee stock options to purchase 500,000 shares of common stock at an exercise price equal to the average closing transaction price on the ten trading days preceding the grant. 500,000 options were granted to Mr. Bitterman on September 1, 2004 with an exercise price of $8.10. If Mr. Bitterman achieves certain criteria during the term of the Agreement, then prior to September 30, 2005, he will be eligible to earn an additional option to purchase 166,666 shares of Isolagen common stock at an exercise price equal to the average market value of the common stock during the ten days preceding any such additional issuance. The options granted, and any additional options that may be granted as described above, have a term of ten years and vest ratably on a monthly basis over three years. The vesting provisions of each of these options would accelerate and Mr. Bitterman would be entitled to a severance payment equal to his base salary plus a pro rata portion of his bonus, if any, for the greater of twelve months or the remainder of the term of the Agreement, if Mr. Bitterman were terminated without "cause," or if Mr. Bitterman were to terminate his employment with Isolagen for "good reason" (each of the terms as defined in the Agreement). During any period in which severance payments are being made, Mr. Bitterman has agreed not to compete with Isolagen.

        Dr. Forbes-McKean, Senior Vice President and Chief Technical Science Officer, entered into an employment agreement dated September 13, 2004 with an initial term ending September 30, 2005 and providing for a base salary of $260,000, subject to the right of the Board of Directors to increase her salary from time to time. Dr. Forbes-McKean is entitled to receive an annual bonus in an amount to be determined by the Compensation Committee. If Dr. Forbes-McKean's performance satisfies criteria to be established by the Compensation Committee, her target bonus will be 40% of his annual salary. The agreement also provides that Dr. Forbes-McKean will receive employee stock options to purchase 175,000 shares of common stock at an exercise price equal to the average closing transaction price on the ten trading days preceding the grant. 175,000 options were granted to Dr. Forbes-McKean on September 13, 2004 with an exercise price of $8.53. The option has a term of ten years and vest ratably on an annual basis over three years. The vesting provisions of the option would accelerate and Dr. Forbes-McKean would be entitled to a severance payment equal to her base salary for the greater of twelve months or the remainder of the term of the Agreement, if Dr. Forbes-McKean were terminated without "cause," or if Dr. Forbes-McKean were to terminate her employment with Isolagen for "good reason" (each of the terms as defined in the Agreement). During any period in which severance payments are being made, Dr. Forbes-McKean has agreed not to compete with Isolagen.

        Mr. Bevan, Vice President International Commercial Operations, entered into an employment agreement dated September 27, 2004 with an initial term ending September 30, 2005 and providing for a base salary of $200,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Bevan is entitled to receive an annual bonus in an amount to be determined by the Compensation Committee. If Mr. Bevan's performance satisfies criteria to be established by the Compensation Committee, his target bonus will be 37.5% of his annual salary. The agreement also provides that Mr. Bevan will receive employee stock options to purchase 150,000 shares of common stock at an exercise price equal to the average closing transaction price on the ten trading days preceding the grant. 150,000 options were granted to Mr. Bevan on September 27, 2004 with an exercise price of $9.64. The option has a term of ten years and vest ratably on an annual basis over three years. The vesting provisions of the option would accelerate and Mr. Bevan would be entitled to a severance payment equal to his base salary for the greater of twelve months or the remainder of the term of the Agreement, if Mr. Bevan were terminated without "cause," or if Mr. Bevan were to terminate his employment with Isolagen for "good reason" (each of the terms as defined in the Agreement). During any period in which severance payments are being made, Mr. Bevan has agreed not to compete with Isolagen.

Consulting agreement

        Effective August 20, 2001, the Company entered into an agreement with Cato Research Ltd. to provide drug development, regulatory advisory and other services. Pursuant to the terms of the agreement, the Company issued 133,333 shares of common stock with an assigned value of $200,000 as a retainer fee, which was capitalized as a prepaid expense. As services were rendered, 80% of the invoiced amount was payable in cash with the remaining 20% payable through a reduction in the retainer fee. At December 31, 2002, $120,350 was capitalized as other assets related to this agreement. On March 31, 2003, the agreement with Cato Research Ltd. was terminated and 79,382 shares of common stock were cancelled.

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

Note 8—Equity, Stock Plan and Warrants

Uncompensated contributed services

        From the date of the Merger through July 15, 2003, the Company did not pay compensation to certain officers and directors. Accordingly, the Company recorded imputed compensation expense for the estimated fair value of these services. The uncompensated contributed services recorded totaled $0, $200,000, $400,000 and $155,556 for the years ended December 31, 2004, 2003, 2002 and 2001, respectively. The value of the contributed services was based upon the Company's estimate of their fair market value. This contribution of services was recorded as an increase to compensation expense and increase in additional paid in capital.

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

Common Stock

        During the year ended December 31, 2002, the Company issued 38,400 shares of common stock upon the exercise of stock options for cash exercise proceeds totaling $57,600.

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

        During the three months ended June 30, 2004, the Company issued a) 7,200,000 shares of common stock, at $8.50 per share, for cash totaling net $56.8 million in connection with the secondary offering completed in June 2004; and b) 51,828 shares of common stock in exchange for cashless exercise of warrants. During the three month ended June 30, 2004, there were no shares of common stock issued for cash in connection with the exercise of stock options or warrants.

        During the three months ended September 30, 2004, the Company issued a) 138,270 shares of common stock for cash totaling $249,695 in connection with exercise of stock options and warrants; and b) issued 7,431 shares of common stock in exchange for cashless exercise of warrants.

        During the three months ended December 31, 2004, the Company issued 27,652 shares of common stock in exchange for cashless exercise of warrants.

Treasury Stock

        As discussed in Note 5, in November, 2004 the Company repurchased 4,000,000 shares of its common stock for an aggregate of $25,974,000, of which 2,000,000 shares were repurchased from Frank DeLape, the Chairman of the Board of Directors, Michael Macaluso, a director and the former President and Chief Executive Officer, Olga Marko, the former Senior Vice President and Director of Research, Michael Avignon, the former Manager of International Operations, and Timothy J. Till, a shareholder. The purchase price from the insiders, affiliates and founders of the Company listed above was $6.33 per share which represented a 5% discount from the closing price of the Company's common stock on the American Stock Exchange on October 28, 2004, the date the offering of the 3.5% Subordinated Notes was priced. The purchase of the shares from the insiders was approved by a special committee of independent directors in partial reliance on a fairness opinion issued by an investment bank.

Series A Convertible Preferred Stock

        In July 2002, the Company completed a private offering of 2,895,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at an offering price of $3.50 per share. Each share of Series A Preferred Stock was convertible into two shares of common stock at any time after issuance and accrued dividends at 8% per annum payable in cash or additional shares of Series A Preferred Stock. In conjunction with the private offering, the Company issued to the placement agent warrants to purchase 1,158,000 shares of common stock with an exercise price of $1.93 per share. The warrants are exercisable immediately after grant and expire five years thereafter.

        The fair market of the warrants granted to the placement agent, based on the Black-Scholes valuation model, is estimated to be $1.57 per warrant. The value of the warrants granted has been offset against the proceeds received from the sale of the Series A Preferred Stock.

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

Conversion of Preferred Stock

        In 2003, all outstanding shares of Series A and Series B Convertible Preferred Stock were converted into 7.3 million shares of common stock.

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

        In January 2004, the Company issued under the Stock Plan a total of 300,000 options to purchase its common stock with an exercise price of $6.00 per share to three independent board members. The options vest over a three year period and expire in January 2014. Compensation expense for these options of $0.4 million was recorded in the three months ended March 31, 2004 as these options had a cashless exercise provision. Compensation gain for these options of $0.1 million was recorded in the three months ended June 30, 2004. The cashless exercise provision for these options were eliminated on May 10, 2004, thus an expense (income) will no longer be recorded subsequent to that date.

        In the second quarter of 2004, the Company issued a total of 265,000 options to purchase its common stock with an exercise price ranging from $8.54 to $11.38 per share to various employees. The options vest over a three year period from the date of grant. In the second quarter of 2004, the Company issued 30,000 options to purchase its common stock with an exercise price of $9.00 to one independent board member. The options vest after twelve months from the date of grant.

        In the fourth quarter of 2004, the Company issued a total of 40,000 options to purchase its common stock with an exercise price of ranging from $7.20 to $8.83 per share to various employees. 35,000 of these options vest on April 29, 2005. 5,000 of these options vest over a three year period from the date of grant.

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

        In the fourth quarter of 2004, the Company issued a total of 190,000 options to purchase its common stock with an exercise price ranging from $6.98 to $8.75 to various employees. The options vest over a three year period from the date of grant.

Other Stock Options

        In September 2004, the Company issued 920,000 options to purchase its common stock with an exercise price ranging from $8.10 to $10.11 per share to various new employees. The options vest over a three year period from the date of grant. 825,000 of these options were granted at exercised prices that were from $0.06 to $0.54 less than the market price of the common stock on the date of grant. Total stock compensation expense of $308,750 is being charged to expense on a straight line basis over the three year vesting periods.

        In the fourth quarter of 2004, the Company issued 185,000 options to purchase its common stock with an exercise price ranging from $6.76 to $9.75 per share to various new employees. The options vest over a three year period from the date of grant.

Warrants and Options Issued for Services

        As of December 31, 2004, the Company has outstanding 653,600 warrants and options issued to non-employees under consulting and distribution agreements. The following sets forth certain information concerning these warrants and options:

	Vested	Unvested
Warrants and options outstanding	371,100	282,500
Vesting period	n/a	3 to 36 months
Range of exercise prices	$1.50 to $10.49	$6.00 to $10.49
Weighted average exercise price	$4.71	$6.11
Expiration dates	2007 to 2013	2007 to 2013

        Expense related to these contracts was $1.5 million, 0.4 million and 0.2 million for the years ended December 31, 2004, 2003, 2002, respectively.

        The expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions for the years ended December 31, 2004 and December 31, 2003:

	2004	2003	2002
Expected life (years)	5 years	10 years	10 years
Interest rate	4%	4%	4%
Dividend yield	—	—	—
Volatility	83%	83%	83%

Summary Stock Option and Warrant Information

        Information regarding the options and warrants granted in 2004, 2003 and 2002 is as follows:

	Options Year Ended December 31,			Warrants Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Outstanding, beginning of year	5,849,100	4,252,100	3,792,500	1,445,169	1,533,000	450,000
Granted	2,190,000	2,315,000	698,000	—	349,600	1,533,000
Exercised	(125,000)	(400,600)	(38,400)	(246,913)	(422,431)	—
Expired or cancelled	(360,000)	(317,400)	(200,000)	(450,000)	(15,000)	(450,000)

Outstanding, end of year	7,554,100	5,849,100	4,252,100	748,256	1,445,169	1,533,000

Exercisable, end of year	4,097,156	2,999,100	458,017	748,256	985,794	1,243,000

Available for grant, end of year	431,900	961,900	509,500

        The weighted average fair value of options granted for the years ended December 31, 2004, 2003, and 2002 is $5.08, $4.21 and $3.96, respectively.

        The weighted average option and warrant exercise price information for 2004, 2003 and 2002 is as follows:

	Options Year Ended December 31,			Warrants Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Outstanding, beginning of year	$5.81	$5.08	$2.70	$2.53	$2.05	$1.50
Granted during the year	$8.36	$5.97	$6.07	$—	$4.02	$1.93
Exercised during the year	$2.28	$1.70	$1.50	$2.11	$1.93	$—
Expired or cancelled during the year	$9.18	$2.50	$1.50	$2.83	$5.94	$1.50
Outstanding at end of year	$6.44	$5.81	$5.08	$2.48	$2.53	$2.05
Exercisable at end of year	$5.65	$5.81	$2.08	$2.48	$2.35	$1.94

        Significant option and warrant groups outstanding at December 31, 2004, and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
September 2001	2,600,000	—	2,600,000	$6.00	6.67
September 2001	33,500	—	33,500	$3.00	6.67
October 2001	40,000	—	40,000	$1.50	6.75
November 2001	38,600	—	38,600	$1.50	6.83
November 2001	40,000	—	40,000	$4.00	6.83
December 2001	10,000	—	10,000	$4.00	6.92
December 2001	20,000	—	20,000	$2.70	6.92
May 2002	362,000	—	148,000	$6.00	7.33
June 2002	20,000	—	20,000	$6.00	7.41
June 2002	30,000	—	20,000	$6.50	7.41
July 2002	—	211,015	211,015	$1.93	2.50
August 2002	—	11,580	11,580	$1.93	2.58
October 2002	—	357,415	357,415	$1.93	2.75
November 2002	40,000	—	40,000	$6.00	7.83
December 2002	115,000	—	87,500	$6.00	7.92
January 2003	45,000	—	15,000	$6.00	8.00
February 2003	200,000	—	66,500	$6.00	8.08
February 2003	1,320,000	—	660,000	$4.50	8.08
February 2003	—	60,000	60,000	$5.94	8.08
May 2003	—	108,246	108,246	$3.50	3.33
May 2003	150,000	—	50,000	$3.50	8.33
September 2003	300,000	—	—	$9.81	8.67
January 2004	460,000	—	115,000	$6.00	9.00
February 2004	100,000	—	37,500	$10.49	9.08
April 2004	215,000	—	—	$11.38	9.25
April 2004	30,000	—	—	$9.00	9.25
May 2004	10,000	—	—	$8.90	9.33
May 2004	5,000	—	—	$8.54	9.33
June 2004	35,000	—	—	$9.61	9.42
September 2004	500,000	—	55,556	$8.10	9.67
September 2004	175,000	—	—	$8.53	9.67
September 2004	95,000	—	—	$10.11	9.67
September 2004	150,000	—	—	$9.64	9.67
October 2004	55,000	—	—	$9.75	9.75
October 2004	80,000	—	—	$8.75	9.75
October 2004	35,000	—	—	$8.70	9.75
October 2004	35,000	—	—	$8.83	9.75
November 2004	45,000	—	—	$6.76	9.84
November 2004	50,000	—	—	$6.98	9.84
November 2004	35,000	—	—	$7.20	9.84
December 2004	80,000	—	—	$7.74	9.92

Total	7,554,100	748,256	4,845,412

Note 9—Certain Relationships and Related Transactions

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

        At December 31, 2004 and 2003, the Company had accrued in accounts payable $14,833 and $95,891, respectively, for services provided by these related parties. During Fiscal 2004 and Fiscal 2003, the Company incurred total expenses for services provided by these related parties of $63,172 and $319,742, respectively.

        As discussed in Notes 5 and 8, in November 2004 the Company repurchased 2,000,000 shares of its common stock from Frank DeLape, the Chairman of the Board of Directors, Michael Macaluso, a director and the former President and Chief Executive Officer, Olga Marko, the former Senior Vice President and Director of Research, Michael Avignon, the former Manager of International Operations, and Timothy J. Till, a shareholder. The purchase price from the insiders, affiliates and founders of the Company listed above was $6.33 per share which represented a 5% discount from the closing price of the Company's common stock on the American Stock Exchange on October 28, 2004, the date the offering of the 3.5% Subordinated Notes was priced. The purchase of the shares from the insiders was approved by a special committee of independent directors in partial reliance on a fairness opinion issued by an investment bank.

Note 10—Segment Information

        The Company operates its business on the basis of a single reportable segment. The Company markets its products on a global basis. The Company's principal markets are the United States, United Kingdom and Australia. While no commercial operations have commenced in the United States, the United States is presented separately as it is the Company's headquarters.

        Geographical information concerning the Company's operations and assets is as follows:

	Revenues Year ended December 31,
	2004	2003	2002
United States	$—	$—	$42,282
United Kingdom	$3,746,806	$399,147	$48,709
Australia	$432,441	$46,542	$—

	$4,179,247	$445,689	$90,991
	Property and Equipment, net As of December 31,
	2004	2003	2002
United States	$1,824,296	$605,731	$1,090,451
United Kingdom	$1,574,077	$834,887	$730,589
Australia	$236,619	$781,220	$338,873

	$3,634,992	$2,221,838	$2,159,913

	Depreciation Year ended December 31,
	2004	2003	2002
United States	$571,986	$415,783	$46,522
United Kingdom	$294,771	$210,357	$53,290
Australia	$436,541	$209,290	$—

	$1,303,298	$835,430	$99,812
	Capital Expenditures Year ended December 31,
	2004	2003	2002
United States	$1,840,601	$328,250	$1,129,616
United Kingdom	$964,053	$126,380	$783,879
Australia	$7,061	$738,527	$338,873

	$2,811,715	$1,193,157	$2,252,368

Note 11—Summarized Quarterly Financial Data (unaudited)

For the following three-month periods ended	March 31(a)(b)	June 30(a)(b)	September 30(a)(b)	December 31
2004
Revenues	$289,357	$544,246	$1,342,804	$2,002,840
Cost of sales	742,440	1,013,991	1,753,172	1,981,405
Operating loss	(4,884,849)	(3,880,835)	(6,637,202)	(6,093,389)
Net loss	(4,866,744)	(3,859,319)	(6,435,414)	(6,312,992)
Net loss per share	$(0.18)	$(0.14)	$(0.19)	$(0.20)
For the following three-month periods ended	March 31(a)(b)	June 30(a)(b)	September 30(a)(b)	December 31(a)(b)
2003
Revenues	$371	$79,425	$78,575	$287,318
Cost of sales	434,486	444,663	550,911	767,162
Operating loss	(2,252,194)	(2,444,465)	(2,763,578)	(3,904,411)
Net loss	(2,189,101)	(2,441,275)	(2,709,433)	(3,928,485)
Net loss per share	$(0.14)	$(0.16)	$(0.14)	$(0.14)

(a)
In the fourth quarter of Fiscal 2004 the Company changed the manner by which it classifies the costs incurred in our Houston, Texas, London and Australia facilities as either costs of sales or selling, general and administrative expenses. The new manner of classifying these costs is reflected in the summarized quarterly financial data. The reclassifications did not have any effect on operating loss, net loss or net loss per share. See Note 2.

(b)
In the fourth quarter of Fiscal 2004 the Company changed the manner by which it classifies losses on disposal of assets and includes these amounts in selling, general and administrative expenses. The new manner of classifying these costs is reflected in the summarized quarterly financial data. The reclassifications did not have any effect on net loss or net loss per share.