Form 10-Q
period 2005-03-31
ISOLAGEN INC
filed 2005-05-10
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2005

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

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  ☒ Yes  ☐ No

As of May 5, 2005, issuer had 30,247,684 shares of outstanding common stock, par value $0.001.

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets March 31, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations Three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited) and cumulative period from inception to March 31, 2005 (unaudited)

Consolidated Statements of Shareholders’ Equity From inception to March 31, 2005 (unaudited)

Consolidated Statements of Cash Flows Three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited) and cumulative period from inception to March 31, 2005 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Isolagen, Inc.

(A Development Stage Company)

 Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$22,955,357	$64,329,356
Short-term investments	87,306,313	51,809,660
Accounts receivable, net of allowance for doubtful accounts of $109,586 and $50,533, respectively	1,790,972	1,516,591
Inventory	519,777	1,010,768
Other receivables	469,046	350,861
Prepaid expenses	954,888	769,984
Assets held for sale	98,159	—

Total current assets	114,094,512	119,787,220

Property and equipment, net	3,654,905	3,634,992
Intangible assets	540,000	540,000
Other assets, net of amortization of $187,310 and $124,873, respectively	4,085,256	4,158,926

Total assets	$122,374,673	$128,121,138

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$2,280,161	$2,360,363
Accrued expenses	4,181,406	3,441,805
Deferred revenue	3,042,981	2,923,328

Total current liabilities	9,504,548	8,725,496

Long term debt	90,000,000	90,000,000
Other long term liabilities	259,494	410,217

Total liabilities	99,764,042	99,135,713

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Common stock, $.001 par value; 50,000,000 shares authorized	34,220	34,195
Additional paid-in capital	110,043,714	109,935,174
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive income	411,957	464,110
Accumulated deficit during development stage	(61,905,260)	(55,474,054)

Total shareholders’ equity	22,610,631	28,985,425

Total liabilities and shareholders’ equity	$122,374,673	$128,121,138

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Cumulative Period from December 28, 1995 (date of inception) to March 31,
	2005	2004	2005

Revenues
Product sales	$2,666,534	$289,357	$8,732,575
License fees	—	—	260,000

Total revenues	2,666,534	289,357	8,992,575

Cost of product sales	2,419,672	742,440	10,991,514
Selling, general and administrative expenses	4,819,367	3,248,784	33,196,792
Research and development	1,594,581	1,182,982	13,507,766

Operating loss	(6,167,086)	(4,884,849)	(48,703,497)

Other income (expense)
Interest income	715,814	18,105	1,560,120
Other income	—	—	180,040
Interest expense	(979,934)	—	(1,928,238)

Net loss	$(6,431,206)	$(4,866,744)	$(48,891,575)

Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Net loss attributable to common shareholders	$(6,431,206)	$(4,866,744)	$(61,905,260)

Per share information
Net loss – basic and diluted	$(0.21)	$(0.18)	$(4.89)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(1.14)
Preferred stock dividends	—	—	(0.16)
Net loss attributable to common shareholders – basic and diluted	$(0.21)	$(0.18)	$(6.19)

Weighted average number of basic and diluted common shares outstanding	30,216,843	26,714,465	9,989,681

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Series A		Series B								Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock		Accumulated	During	Total
	Number		Number		Number		Additional	Number		Other	Development	Shareholders’
	of		of		of		Paid-In	of		Comprehensive	Stage	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Shares	Income	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A		Series B								Accumulated
	Preferred Stock		Preferred Stock		Common Stock					Accumulated	Deficit	Total
	Number		Number		Number		Additional	Treasury Stock		Other	During	Shareholders’
	of		of		of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A		Series B								Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock		Accumulated	Deficit	Total
	Number		Number		Number		Additional	Number		Other	During	Shareholders’
	of		of		of		Paid-In	of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

	Series A		Series B								Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock		Accumulated	Deficit	Total
	Number		Number		Number		Additional	Number		Other	During	Shareholders’
	of		of		of		Paid-In	of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	$—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

			Series B								Accumulated
	Series A		Preferred Stock					Treasury Stock		Accumulated	Deficit	Total
	Preferred Stock		Number		Common Stock		Additional	Number		Other	During	Shareholders’
	Number of		of		Number of		Paid-In	of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	—	—	—	61,600	62	92,338	—	—	—	—	92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

	Series A										Accumulated
	Preferred Stock		Series B		Common Stock					Accumulated	Deficit	Total
	Number		Preferred Stock		Number		Additional	Treasury Stock		Other	During	Shareholders’
	of		Number of		of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	—	—	—	78,526	79	(79)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)
Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

	Series A										Accumulated
	Preferred Stock		Series B		Common Stock					Accumulated	Deficit	Total
	Number		Preferred Stock		Number		Additional	Treasury Stock		Other	During	Shareholders’
	of		Number of		of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	25,000	25	74,975	—	—	—	—	75,000
Compensation expense on options and warrants issued to non-employees, employees and directors—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(6,431,206)	(6,431,206)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(42,148)	—	(42,148)
Other comprehensive income, net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(6,483,359)
Balance, 3/31/05	—	$—	—	$—	34,219,899	$34,220	$110,043,714	4,000,000	$(25,974,000)	$411,957	$(61,905,260)	$22,610,631

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		Cumulative Period from December 28, 1995 (date of inception) to March 31,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(6,431,206)	$(4,866,744)	$(48,891,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity awards issued for services	33,565	1,410,498	3,566,750
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	441,065	272,550	2,747,322
Provision for doubtful accounts	57,591	—	108,124
Amortization of debt issue costs	187,310	—	312,183
Amortization of debt discounts	(183,001)	—	(183,001)
Loss on disposal or impairment of property and equipment	—	—	575,861
Change in operating assets and liabilities:
(Increase) in accounts receivable	(355,923)	(341,721)	(1,849,051)
(Increase) decrease in other receivables	(24,362)	(6,664)	(353,790)
(Increase) decrease in inventory	484,290	(5,076)	(502,816)
(Increase) in prepaid expenses	(191,054)	(176,782)	(935,877)
(Increase) in other assets	(182,974)	(2,009)	(471,775)
Increase (decrease) in accounts payable	(77,497)	25,897	2,223,413
Increase in accrued expenses	591,343	522,046	3,859,100
Increase in deferred revenue	170,907	303,902	2,963,375
Net cash used in operating activities	(5,479,946)	(2,864,103)	(36,076,201)

Cash flows from investing activities
Purchase of property and equipment	(524,165)	(95,056)	(6,865,701)
Proceeds from the sale of property and equipment	—	—	34,300
Purchase of investments	(44,123,657)	—	(116,923,657)
Proceeds from sales and maturities of investments	8,800,000	—	29,800,000
Net cash used in investing activities	(35,847,822)	(95,056)	(93,955,058)

Cash flows from financing activities
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	75,000	102,720	78,907,720
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)
Net cash provided by financing activities	75,000	102,720	152,480,859

Effect of exchange rate changes on cash balance	(121,231)	8,817	505,757
Net increase (decrease) in cash and cash equivalents	(41,373,999)	(2,847,622)	22,955,357
Cash and cash equivalents, beginning of period	64,329,356	15,935,558	—
Cash and cash equivalents, end of period	$22,955,357	$13,087,936	$22,955,357

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$150,283
Deemed dividend associated with beneficial conversion of preferred stock	—	—	11,423,824
Preferred stock dividend	—	—	1,589,861
Uncompensated contribution of services	—	—	755,556
Common stock issued for intellectual property	—	—	540,000
Equipment acquired through capital lease	—	—	167,154

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

On April 7, 2004, the Company submitted a request for a Special Protocol Assessment, or SPA, to the FDA with all the supporting information for its two pivotal Phase III clinical trials for specific dermal applications. In the SPA process, the FDA reviewed the design and size of a proposed Phase III program and provided comments regarding the adequacy of the clinical trial design to support a claim of efficacy in an approvable Biologics License Application, or BLA. The FDA’s comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and efficacy of a product candidate is identified after the Phase III program commences. In May 2004, the FDA approved the Company’s request for an SPA relating to the design of two pivotal Phase III clinical trials to be conducted by Isolagen in support of registration of the Isolagen Process for the treatment of nasolabial folds and glabellar lines. The Company believes that the FDA’s action will significantly reduce the risks associated with conducting its pivotal Phase III clinical trials to provide evidence of efficacy and safety sufficient for license application. In July 2004, the Company announced the commencement of two pivotal Phase III trials, which are being conducted in two different geographic and demographic populations in the United States as two identical trials for the treatment of facial wrinkles. These trials are randomized, double blind and placebo-controlled and are being conducted at various sites in the United States. The trials, which are being conducted simultaneously, each have in excess of 100 patients split evenly between the treatment group and the placebo group. Efficacy will be measured by a two-point improvements on a six-point scale, as evaluated by an independent assessor at four, six, nine and twelve months. The Company expects to file a BLA for this product candidate during the second half of 2005. The Company completed Phase I clinical trial for its second candidate for the treatment of periodontal disease in late 2003. In the second quarter of 2004, the Company initiated a Phase II clinical trial for the cosmetic, or “black triangle,” application of this product candidate.

The Company’s goal is to become a leading provider of solutions for soft and hard tissue regeneration. The Company currently sells its dermal product primarily in the United Kingdom. The Company plans to expand sales of its dermal product to other parts of Europe, Asia and the Americas.

Through March 31, 2005, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its UK operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2005. The Company will finance its operations primarily through its existing cash and future financing.

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

As of March 31, 2005, the Company had cash and cash equivalents and short-term investments of $110.3 million. The Company believes that its existing capital resources are adequate to finance its operations until June 30, 2007, however its long-term viability is dependent upon successful operation of its business, its ability to automate its manufacturing process, the approval of its products and the ability to raise additional debt and equity to meet its business objectives.

Acquisition and merger and basis of presentation

On August 10, 2001, Isolagen Technologies consummated a merger with American Financial Holdings, Inc. (“AFH”) and Gemini IX, Inc. (“Gemini”). Pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among AFH, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of AFH (“Merger Sub”), Isolagen Technologies, Gemini, a Delaware corporation, and William J. Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen Technologies (the “Merger Agreement”), AFH (i) issued 5,453,977 shares of its common stock, par value $0.001 to acquire, in a privately negotiated transaction, 100% of the issued and outstanding common stock (195,707 shares, par value $0.01, including the shares issued immediately prior to the Merger for the conversion of certain liabilities, as discussed below) of Isolagen Technologies, and (ii) issued 3,942,000 shares of its common stock to acquire 100% of the issued and outstanding common stock of Gemini. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the “Merger”), and AFH was the surviving corporation. AFH subsequently changed its name to Isolagen, Inc. on November 13, 2001.

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

Note 2 -                  Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005 and the Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 28, 2005.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings and have not been material in any one period.

Balances of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity, at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Unrealized gains on available-for-sale securities	$—	$10,005
Foreign currency translation adjustment	411,957	454,105
Accumulated other comprehensive income	$411,957	$464,110

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

The Company’s short-term investments, as set forth below, subject it to certain credit risk that is concentrated in securities issued by U.S. government sponsored mortgage entities, and various states including: Wisconsin, California, Iowa, Missouri, New Hampshire and Pennsylvania. Due to the credit ratings of these issuers, the Company does not believe that the credit risk is significant.

Short-Term Investments

At March 31, 2005 the Company held certain investments in marketable debt securities as a means of temporarily investing the proceeds from its issuance of shares of common stock and 3.5% Convertible Subordinated Notes until the funds are needed for operating purposes. These investments are being accounted for as “available-for-sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115,” Accounting for Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

The following sets forth information concerning marketable debt securities as of March 31, 2005:

Type of issue	Maturity	Face amount	Amoritzed Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Freddie Mac and Fannie Mae	2005	$53,548,000	$53,306,313	$—	$—	$53,306,313
State and local government	2012-2044	$23,350,000	$23,350,000	—	—	$23,350,000
Corporate	2021-2043	$10,650,000	$10,650,000	—	—	$10,650,000
			$87,306,313	$—	$—	$87,306,313

The Company’s investments in state and local government and corporate issues are principally investments in Auction Rate Securities (“ARS”), for which the interest rates are reset periodically through a Dutch auction process.

The following sets forth the aggregate maturities of the Company’s investments in marketable debt securities without regard to the dates at which the interest rates for ARS investments reset:

Maturity	Cost	Fair Value
2005	$53,306,313	$53,306,313
2006-2010	—	—
2011-2015	1,950,000	1,950,000
2016 and after	32,050,000	32,050,000
	$87,306,313	$87,306,313

Proceeds from the sale of available-for-sale marketable debt securities were $8.8 million for the three months ended March 31, 2005, and no realized gains and losses based on specific identification, were included in the results of operations upon those sales.

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

Debt Issue Costs

The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in Other Assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $3,434,000 at March 31, 2005 and approximately $3,746,000 at December 31, 2004.

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

The Company also offers a service whereby it stores a patient’s cells for later use in the preparation of injections, and a service whereby it processes a patient’s cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. In accordance with EITF 00-21, the fees charged for both of these services are recognized as revenue ratably over the length of the storage agreement. No separate revenue is recognized for the initial cell expansion service, as the Company does not offer this service separately and the process of cell expansion has no value without either the subsequent preparation of an injection or the storage of the expanded cells for later use in the preparation of injections.

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

Costs of Exit Activities

In September, 2004, the Company approved a plan for the closure of its Australian facilities and the servicing of Australia from the Company’s London, England facility. The Company adopted this plan because it believed that anticipated processing enhancements and improved delivery logistics will eliminate the need for an Australian laboratory. The Company expects that the closure of the Australian facility will be completed by June, 2005.

The costs associated with the closure of the Australian facilities, which are comprised principally of statutory or contractual employee severance costs and the cost of terminating certain contracts, are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, employee severance costs are accrued over the period beginning with the date on which the Company communicated the exit plan and the severance benefits to the affected employees, and ending on the date through which the affected employees must continue working to be entitled to the severance benefit, and costs incurred to terminate other contracts are accrued when the Company terminates the contract in accordance with the contract terms or has otherwise negotiated a termination with the counterparty. The exit costs charged to expense are included in selling, general and administrative expenses in the consolidated statements of operations.

The following sets forth information about the major components of the exit costs:

	Costs incurred for the
	three months ended	Cumulative costs
	March 31, 2005	incurred to date
Employee severance	$3,695	$208,589
Contract termination	25,216	386,841

Total	$28,911	$595,430

The following sets forth information about the changes in the accrued exit costs for the three months ended March 31, 2005:

	Accrued			Accrued
	liability at	Costs	Costs	liability at
	December 31,	charged	paid or	March 31,
	2004	to expense	settled	2005
Employee severance	$—	$3,695	$(3,695)	$—
Contract termination	361,625	25,216	—	386,841

Total	$361,625	$28,911	$(3,695)	$386,841

As of March 31, 2005 the Company has discontinued depreciating the equipment it intends to dispose of and has reclassified the equipment, at estimated fair value, as assets held for sale in the consolidated balance sheet. A third party has estimated the fair market value of lab and office equipment at $98,159 and the Company has identified interested parties to purchase the entire amount of these assets.

Shipping and handling costs

The Company typically does not charge customers for shipping and handling costs. These costs are included in selling, general and administrative expenses and totaled approximately $95,000 for the three months ended March 31, 2005 and approximately $46,000 for the three months ended March 31, 2004

Advertising cost

Advertising costs are expensed as incurred and include the costs of public relations activities in Europe and Australia. These costs are included in selling, general and administrative expenses and totaled approximately $25,000 for the three months ended March 31, 2005 and approximately $57,000 for the three months ended March 31, 2004.

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

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant date for the three months ended March 31, 2005 and 2004 consistent with the provisions of SFAS No. 123 and SFAS 148, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004

Net loss - as reported	$(6,431,206)	$(4,866,744)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects of $0	25,729	449,190
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of related tax effects of $0	(1,535,745)	(1,100,083)
Net loss - pro forma	$(7,941,222)	$(5,517,637)

Net loss per share – as reported Basic and diluted	$(0.21)	$(0.18)
Net loss per share – pro forma Basic and diluted	$(0.26)	$(0.21)

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on net loss per share have been estimated at the date of grant using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Expected life (years)	5 years	5 years
Interest rate	4%	4%
Dividend yield	—	—
Volatility	78%	71%

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

At March 31, 2005, options and warrants to purchase 8,513,356 shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive, and 9,828,009 shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

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

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net loss	$(6,431,206)	$(4,866,744)
Other comprehensive income, foreign currency translation adjustment	(42,148)	41,483
Other comprehensive income, net unrealized gain on available-for-sale securities	(10,005)	—
Comprehensive loss	$6,483,359	$(4,825,261)

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable, accounts payable, and convertible subordinated debentures approximate, in the Company’s opinion, their respective carrying amounts. The Company’s marketable debt securities are carried at fair value.

Reclassifications

In the fourth quarter of Fiscal 2004 the Company changed the manner by which it classifies the costs incurred in its London and Australia facilities as either costs of sales or selling, general and administrative expenses. The Company believes that the new classifications better reflect the primary purpose and functions of each of these facilities. The new manner of classifying these costs is reflected in the accompanying consolidated statements of operations for all periods presented. The reclassifications did not have any effect on net loss or net loss per share.

In the fourth quarter of Fiscal 2004 the Company changed the manner by which it classifies losses on disposal of assets and includes these amounts in selling, general and administrative expenses. The new manner of classifying these costs is reflected in the accompanying consolidated statements of operations for all periods presented.  The reclassifications did not have any effect on net loss or net loss per share.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) is effective for the first interim or annual reporting period that begins after June 15, 2005 (the quarter beginning July 1, 2005 for the Company) and must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for with the associated service has not been rendered as of its effective date. The Company is still studying the requirements of SFAS No. 123 (Revised 2004) and has not yet determined what impact it will have on the Company’s results of operations and financial position.  On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

Note 3 -                  Contingencies

On October 9, 1996, the Company was advised by the Enforcement Division of the Securities and Exchange Commission (the “Commission”) that it is considering recommending that the Commission bring an enforcement action, which could include a civil penalty, against the Company in U.S. District Court for failing to file timely periodic reports in violation of Section 13(a) of the Securities and Exchange Act of 1934 and the rules thereunder.

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

Note 4 -                  Equity, Stock Plan and Warrants

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

Common Stock

During the three months ended March 31, 2005, the Company issued 25,000 shares of common stock for cash totaling $75,000 in connection with the exercise of stock options and issued no shares of common stock in exchange for cashless exercise of warrants.

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

In the first quarter of 2005, the Company issued under the Stock Plan a total of 56,000 options to purchase its common stock with an exercise price of $7.24 per share to three employees.  The options vest over a three year period from the date of grant.

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

In the first quarter of 2005, the Company issued a total of 80,000 options to purchase its common stock with an exercise price ranging of $7.67 per share to four board members. The options vest over a one year period.  Further, the Company issued a total of 100,000 options to purchase its common stock with an exercise price of $7.24 per share to six employees.  The options vest over a three year period from the date of grant.

Other Stock Options

In the first quarter of 2005, the Company did not issue any options outside the Stock Plan or the 2003 Stock Plan.

Warrants and Options Issued for Services

As of March 31, 2005, the Company has outstanding 653,600 warrants and options issued to non-employees under consulting and distribution agreements.  The following sets forth certain information concerning these warrants and options:

	Vested	Unvested
Warrants and options outstanding	396,933	256,667
Vesting period	n/a	3 to 36 months
Range of exercise prices	$1.50 to $10.49	$3.50 to $10.49
Weighted average exercise price	$4.93	$5.90
Expiration dates	2007 to 2013	2007 to 2013

Expense related to these contracts was approximately $8,000 for the three months ended March 31, 2005 and approximately $961,000 for the three months ended March 31, 2004.

The expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions for the three months ended March 31, 2005 and 2004:

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Expected life (years)	5 years	5 years
Interest rate	4%	4%
Dividend yield	—	—
Volatility	83%	83%

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

Geographical information concerning the Company’s reportable segments is as follows:

	Revenue Three months ended March 31
	2005	2004

United States	$—	$—
United Kingdom	2,666,534	201,679
Australia	—	87,678
	$2,666,534	$289,357

	Property and Equipment, net March 31,
	2005	2004

United States	$1,952,220	$565,893
United Kingdom	1,659,687	814,967
Australia	42,998	700,182
	$3,654,905	$2,081,042

	Depreciation Three months ended March 31,
	2005	2004

United States	$160,626	$119,347
United Kingdom	193,887	58,254
Australia	86,552	94,949
	$441,065	$272,550

	Capital Expenditures Three months ended March 31,
	2005	2004

United States	$221,330	$79,509
United Kingdom	302,835	12,313
Australia	—	3,234
	$524,165	$95,056

Note 6 -                  Subsequent Events

In April 2005, the Company acquired a two-building corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million cash. The 100,000 square foot, five-acre facility was acquired from Ascom, a Swiss-based microelectronics and IT company.  It is anticipated that the renovated facility, which will serve Continental Europe, the Middle East, Africa and the Pacific Rim, will be operational by the end of 2006.  The renovation costs cannot be estimated at this time.

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

Although the focus of our efforts has been and will continue to be the development, testing and approval of the aesthetic and dental applications of our process, and research into other applications of our process, as a result of which our company is still considered to be a “development stage” enterprise, we have, since 2002, made Isolagen Process injections available to physicians in the United Kingdom and Australia as a means of developing our marketing, sales and manufacturing processes. Revenues from the sale of these treatments were approximately $2.7 million for the three months ending March 31, 2005. These revenues partially offset the costs we are incurring in our developing marketing, sales and manufacturing.

As of December March 31, 2005, we had cash, cash equivalents and short-term investments of $110.3 million. As of May 5, 2005, we had cash, cash equivalents and short-term investments of approximately $96.4 million. We believe our existing capital resources are adequate to finance our operations until June 30, 2007, however our long-term viability is dependent upon successful operation of our business, our ability to automate our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

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

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections, and a service whereby we process a patient’s cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. In accordance with EITF 00-21, the fees charged for both of these services are recognized as revenue rateably over the length of the storage agreement. No separate revenue is recognized for the initial cell expansion service, as we do not offer this service separately and the process of cell expansion has no value without either the subsequent preparation of an injection or the storage of the expanded cells for later use in the preparation of injections. This service did not result in significant revenue in the three months ending March 31, 2005.

Cost of Sales and Selling, General and Administrative Expenses and Research and Development Expenses:  In the fourth quarter of Fiscal 2004 we changed the manner by which we classify the costs incurred in our London and Australia facilities as either costs of sales or selling, general and administrative expenses or research and development expenses. We believe that the new classifications better reflect the primary purpose and functions of each of these facilities, as described below. The new manner of classifying these costs is reflected in the accompanying consolidated statements of operations for all periods presented.  The reclassifications did not have any effect on net loss or net loss per share.

The primary purpose of our Houston, Texas facility is to conduct research on the development, testing and approval of the aesthetic and dental applications of our process, including the required clinical trials, and research into other applications of our process, while our London and Australia (being closed in the second quarter of Fiscal 2005) facilities were engaged in the commercialization of our process (for which they earned revenues from the sale of Isolagen Process Injections) in these markets as a means of improving manufacturing technologies that are more automated and therefore can be used to produce commercial quantities of injections on a profitable basis. Therefore, we have classified as cost of sales the costs (except for costs related to marketing, sales and general corporate administration) incurred in operating our London and Australia facilities, while the costs incurred in operating our Houston, Texas facility (except for costs related to general corporate administration) have been classified as research and development expenses. Previously some of the costs of operating our London and Australia facilities now included in cost of sales had been included in selling, general and administrative expenses and research and development expenses.

Costs of sales includes salaries and benefits, costs paid to third-party contractors to develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Those costs, except for the costs of raw materials that have not been used, are expensed as incurred.

Historically, autologous cell companies have been hampered by manufacturing technologies that use traditional methodology for culturing cells through the utilization of plastic flasks. This methodology is labor intensive, slow, involves many sterile interventions and is costly. The use of this process to produce Isolagen Process injections in commercial quantities would not, over time, be profitable. We have been using the commercialization of our process in these markets as a means of researching and developing manufacturing technologies that are more automated and therefore can be used to produce commercial quantities of injections on a profitable basis. Cumulative to date, our cost of sales has exceeded our revenues. This reflects the fact that the level of our sales from our commercialization efforts in the United Kingdom and previously Australia, while increasing, have not yet reached the levels necessary for profitable operations, and the development and implementation of our automated processes has not yet achieved all of the cost efficiencies we hope to achieve.

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

Beginning the first quarter of fiscal year 2006, we will be required to adopt SFAS No. 123 (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and we will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost will be recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for with the associated service has not been rendered as of its effective date. We are still studying the requirements of SFAS No. 123 (Revised 2004) and have not yet determined what impact it will have on our results of operations and financial position.

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2005 and 2004

REVENUES.  Revenues increased $2,377,177, to $2,666,534 for the three months ended March 31, 2005 compared to $289,357 for the three months ended March 31, 2004.  The increase in revenues is primarily attributable to the continuation of operations in the United Kingdom.

The Isolagen Process involves a patient’s physician obtaining an approximately three millimeter punch skin sample from the patient. The skin sample is packed in a container provided by us and shipped overnight to our laboratory. We invoice the physician upon receipt of the skin sample. The specimen is then cultured utilizing our Isolagen Process. Approximately six weeks later, the patient’s cells are sent to the doctor for treatment. Additional amounts are available for re-injection every two to three weeks. We recognize one-third of the revenue associated with each treatment upon the shipment of the first injection to the patient’s physician, an additional one-third of revenue associated with each treatment is recognized upon shipment of the second injection to the patient’s physician, and the remaining one-third is recognized upon the shipment of the last injection to the patient’s physician.

The revenues which we did recognize during the three months ended March 31, 2005 and 2004 from our United Kingdom operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections, and a service whereby we process a patient’s cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. The fees charged for both of these services are recognized as revenue ratably over the length of the storage agreement. Revenues from these services were $46,493 for the three months ended March 31, 2005 and $0 for the three months ended March 31, 2004.

COST OF SALES.  Costs of sales increased to $2,419,672 for the three months ended March 31, 2005 compared to $742,440 for the three months ended March 31, 2004.  The increase in cost of sales is primarily related to the increase in activities of our London facility. The increase resulted from increases in essentially all categories of costs as these facilities increased their commercialization of our process. Cumulative to date, cost of sales exceeded revenues as the development and implementation of our automated processes has not yet achieved all of the cost efficiencies we anticipate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 48%, or $1,570,583, to $4,819,367 for the three months ended March 31, 2005 compared to $3,248,784 for the three months ended March 31, 2004.   The major changes in selling, general and administrative expense are as follows:

a)                                      Consulting expense decreased by approximately $1.1 million to $0.4 million for the three months ended March 31, 2005 compared to $1.5 million for three months ended March 31, 2004. For the three months ended March 31, 2004, the amount included $1.0 million of stock based expenses related to options and warrants issued under consulting and distribution agreements, and $0.4 million of stock compensation related to stock options issued to directors and officers. There was a $34,000 stock based expense for the three months ended March 31, 2005. The level of the expense recorded for the warrants issued under consulting and distribution contracts can vary from quarter to quarter based on changes in the market price of our common stock.

b)                                     Salaries increased by approximately $0.7 million to $1.0 million for the three months ended March 31, 2005 compared to $0.3 million for three months ended March 31, 2004 due to an increase in our number of employees.

c)                                      Travel expense increased by approximately $0.3 million to $0.4 million for the three months ended March 31, 2005compared to $0.1 million for three months ended March 31, 2004.

d)                                     Legal expense remained constant at $0.2 million for the three months ended March 31, 2005 compared to $0.2 million for three months ended March 31, 2004.

e)                                      Promotional expense increased by approximately $0.3 million to $0.5 million for the three months ended March 31, 2005 compared to $0.2 million for three months ended March 31, 2004 due to increased marketing and promotional efforts related to the expansion of our operations in the United Kingdom.

f)                                        Depreciation and amortization increased by approximately $0.1 million to $0.3 million for the three months ended March 31, 2005 compared to $0.2 million for three months ended March 31, 2004.

g)                                     Office and other costs increased by approximately $1.3 million to $2.0 million for the three months ended March 31, 2005 compared to $0.7 million for three months ended March 31, 2004, which increase is primarily related to continuing increase in the level of operations in the United Kingdom and the completion of our U.S. laboratory.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.4 million during the three months ended March 31, 2005 to $1.6 million as compared to $1.2 million for the same period of 2004.  Research and development costs are composed primarily of costs related to the Company’s efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States.  These costs include those personnel and laboratory costs related to the current FDA trials and certain consulting costs. The dermal project is still under development.  The total cost of research and development as of March 31, 2005 is $13.5 million.   As of March 31, 2005, we believe at a minimum it will cost $1.0 million of additional expenditures will be required to complete this project. That estimate assumes that no further testing requirements for the initial dermal applications are imposed by the FDA, that we file our BLA during the second half of 2005.  The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process we are unable to predict what the cost of obtaining approval for the initial dermal applications will be if the BLA is not filed during the second half of 2005. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended March 31, 2005 and 2004.  The major changes in research and development expense are as follows: a) consulting expense increased by approximately $0.1 million to $0.8 million for the three months ended March 31, 2005 compared to $0.7 million for the three months ended March 31, 2004; b) laboratory expense decreased by approximately $0.1 million to $0.1 million for the three months ended March 31, 2005 compared to $0.2 million for the three months ended March 31, 2004; and c) salaries and payroll taxes increased by approximately $0.5 million to $0.8 million for the three months ended March 31, 2005 compared to $0.3 million for the three months ended March 31, 2004.

INTEREST INCOME. Interest income increased 3,854%, or $697,709, to $715,814 for the three months ended March 31, 2005 compared to $18,105 for the three months ended March 31, 2004.   The increase in interest income resulted principally from an increase in the amount of cash held in interest bearing accounts, and our investment in marketable debt securities, as the result of our receipt of the proceeds of $56.8 million from the issuance of common stock in the second quarter of Fiscal 2004 and the issuance of $90 million of 3.5% Convertible Subordinated Notes in the fourth quarter of Fiscal 2004.

INTEREST EXPENSE.  Interest expense increased $979,934, to $979,934 for three months ended March 31, 2005, from $0 for the three months ended March 31, 2004. The increase in interest expense resulted principally from the issuance on November 1, 2004 of $90 million in principal amount of 3.5% Convertible Subordinated Notes.

NET LOSS. Net loss for the three months ended March 31, 2005 was $6,431,206, as compared to a net loss of $4,866,744 for the three months ended March 31, 2004. This increase in net loss represents the effects of the increases in selling, general and administrative expenses and research and development expenses partially offset by the increase in our sales and gross profit and interest income.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the three months ended March 31, 2005, amounted to $5,479,946, as compared to the $2,864,103 of cash used in operating activities during the three months ended March 31, 2004. The increase in the cash used in operations reflects the increases in our expenses, and in our net loss, as discussed above, as well as the fact that the net loss for the three months ended March 31, 2004 included non-cash equity awards expense of approximately $1.4 million.    For both the quarters ended March 31, 2005 and March 31, 2004 we financed our operating cash flow needs from our cash on hand at the beginning of the periods.  Those cash balances were the result of debt and equity offerings we completed in fiscal 2004 and fiscal 2003.

Investing Activities

Cash used by investing activities during the three months ended March 31, 2005, amounted to $35,847,822 as compared to cash used by investing activities of $95,056 during the three months ended March 31, 2004.  This increase in cash used is due to the purchase of property and equipment for the Houston, Texas, and London, England laboratories of $524,165 for the three months ended March 31, 2005 and the net purchases of  short-term investments of $35,323,657 for the three months ended March 31, 2005.

Financing Activities

Cash provided by financing activities was $75,000 for the three months ended March 31, 2005, and $102,720 for the three months ended March 31, 2004.  In both periods the cash flows represented cash received upon the issuance of common stock.  The issuance of common stock in both quarters resulted from the exercise of outstanding common stock options.

Working Capital

As of December March 31, 2005, we had cash, cash equivalents and short-term investments of $110.3 million. As of May 5, 2005, we had cash, cash equivalents and short-term investments of approximately $96.4 million. We believe our existing capital resources are adequate to finance our operations until June 30, 2007, however our long-term viability is dependent upon successful operation of our business, our ability to automate our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

Inflation did not have a significant impact on the Company’s results during the three months ended March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates to foreign currency transactions and the potential effects of changes in exchange rates.  Such market risks have not changed materially from those described in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Interim Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation of these disclosure controls and procedures, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

In our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the SEC on April 28, 2005, we disclosed that our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, which was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO Framework), had identified five material weaknesses, as follows:

•                                          The Company’s accounting systems and control procedures, including certain control procedures that are depended on the review of the Company’s accounting by management, were inadequate to insure that certain indirect costs associated with the production process were properly classified in the Company’s financial statements.

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

•                                          The Company lacks effective controls to prevent or detect fraud, including that insuring that transactions are properly authorized, in a timely manner. This material weakness exists because of the aggregate effect of multiple significant deficiencies in internal control which affect the Company’s fraud detection and prevention controls, including: a) a failure to effectively implement, follow, and enforce the limits on the delegation of authority for expenditure from the Board of Directors to management, including the failure by management to obtain the required Board approvals for certain expenditures; b) the lack of an effective risk assessment process for the identification of fraud risks; c) a failure to ensure the consistent and timely completion of employee acknowledgments of the Company’s Code of Ethics required by Company policy; d) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls.

As of March 31, 2005 we have remediated the following material weaknesses that occurred as of December 31, 2004:

•                                          The weaknesses in the Company’s accounting systems and control procedures, including certain control procedures that are depended on the review of the Company’s accounting by management, that made them inadequate to insure that certain indirect costs associated with the production process were properly classified in the Company’s financial statements.

•                                          The Company’s failure to perform certain control procedures designed to ensure that the financial statement presentations and related disclosures were complete and in accordance with GAAP.

The Company plans to continue to implement changes and improvements in its system of internal controls over financial reporting.  However, as of March 31, 2005, such additional changes and improvements had not been implemented, and therefore those weaknesses must be deemed to continue to exist at that date.  As a result, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of March 31, 2005.

During our most recent fiscal quarter, except as described above, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a)                                  Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
10.1	Employment Agreement dated April 26, 2005 between Isolagen, Inc and Susan Stranahan Ciallella.

10.2	Offer Letter between Isolagen, Inc. and Todd J. Greenspan

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.

Date: May 9, 2005	By:	/s/ Martin E. Schmieg
Martin E. Schmieg, CFO and Secretary
(Principal Financial Officer)