Form 10-Q
period 2005-06-30
ISOLAGEN INC
filed 2005-08-09
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2005

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

Isolagen, Inc.

(Exact name of registrant as specified in its charter)

Delaware

001-31564

87-0458888

(State or other jurisdiction

(Commission File Number)

(I.R.S. Employer

of incorporation)

Identification No.)

405 Eagleview Boulevard
Exton, Pennsylvania 19341
(Address of principal executive offices, including zip code)

(484) 713-6000

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

As of August 4, 2005, issuer had 34,260,289 shares of issued and 30,260,289 shares outstanding common stock, par value $0.001.

TABLE OF CONTENTS

		PAGE

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets
	June 30, 2005 and December 31, 2004	1

	Consolidated Statements of Operations
	Three months ended June 30, 2005 and June 30, 2004	2

	Six months ended June 30, 2005 and June 30, 2004 and cumulative period from inception to June 30, 2005	3

	Consolidated Statements of Shareholders’ Equity
	From inception to June 30, 2005	4

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2005 and June 30, 2004 and cumulative period from inception to June 30, 2005	10

	Notes to Unaudited Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4.	Submission of Matters for a Vote of Security Holders	37

Item 5.	Other Information	38

Item 6.	Exhibits	38

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Isolagen, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$34,077,672	$64,329,356
Short-term investments and securities held for sale	54,291,292	51,809,660
Accounts receivable; net of allowance for doubtful accounts of $144,380 and $50,533	874,967	1,516,591
Inventory	289,777	1,010,768
Other receivables	500,637	350,861
Prepaid expenses	516,433	769,984
Assets held for sale	96,775	—
Total current assets	90,647,553	119,787,220

Property and equipment, net	15,429,586	3,634,992
Intangible assets	540,000	540,000
Other assets, net of amortization of $499,492 and $124,873	3,511,424	4,158,926
Total assets	$110,128,563	$128,121,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,220,004	$2,360,363
Accrued expenses	3,390,782	3,441,805
Deferred revenue	2,554,856	2,923,328
Total current liabilities	8,165,642	8,725,496

Long-term debt	90,000,000	90,000,000
Other long-term liabilities	106,406	410,217
Total liabilities	98,272,048	99,135,713

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized	34,248	34,195
Additional paid-in capital	109,981,924	109,935,174
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive income (loss)	(291,184)	464,110
Accumulated deficit during development stage	(71,894,473)	(55,474,054)
Total stockholders’ equity	11,856,515	28,985,425
Total liabilities and stockholders’ equity	$110,128,563	$128,121,138

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For Three Months Ended June 30,
	2005	2004

Revenues:
Product sales	$2,346,513	$544,246
License fees	—	—
Total revenues	2,346,513	544,246

Cost of sales	2,764,931	1,013,991
Gross loss	(418,418)	(469,745)

Operating expenses:
Selling, general and administrative	5,864,870	2,612,267
Research and development	3,436,921	798,823
Operating loss	(9,720,209)	(3,880,835)

Other income (expense):
Interest income	637,100	21,516
Other income	71,544	—
Interest expense	(977,648)	—
Net loss attributable to common stockholders	$(9,989,213)	$(3,859,319)

Per share information:
Net loss basic and diluted	$(0.33)	$(0.14)
Deemed dividend associated with beneficial conversion of preferred stock	—	—
Preferred stock dividends	—	—
Net loss attributed to common shareholders — basic and diluted	$(0.33)	$(0.14)

Weighted average number of basic and diluted common shares outstanding	30,246,463	27,986,126

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

			Cumulative Period
			December 28, 1995
	Six Months Ended June 30,		(date of inception)
	2005	2004	to June 30, 2005
Revenues:
Product sales	$5,013,047	$833,603	$11,079,088
License fees	—	—	260,000
Total revenues	5,013,047	833,603	11,339,088

Cost of sales	5,184,603	1,756,431	13,756,445
Gross loss	(171,556)	(922,828)	(2,417,357)

Operating expenses:
Selling, general and administrative expenses	10,684,237	5,861,051	39,061,662
Research and development	5,031,502	1,981,805	16,944,687
Operating loss	(15,887,295)	(8,765,684)	(58,423,706)

Other income (expense):
Interest income	1,352,914	39,621	2,197,220
Other income	71,544	—	251,584
Interest expense	(1,957,582)	—	(2,905,886)
Net loss	$(16,420,419)	$(8,726,063)	$(58,880,788)

Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Net loss attributable to common shareholders	$(16,420,419)	$(8,726,063)	$(71,894,473)

Per share information:
Net loss basic and diluted	$(0.54)	$(0.32)	$(5.60)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(1.09)
Preferred stock dividends	—	—	(0.15)
Net loss attributed to common shareholders — basic and diluted	$(0.54)	$(0.32)	$(6.84)

Weighted average number of basic and diluted common shares outstanding	30,231,735	27,350,296	10,520,605

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285
Issuance of common stock for cash on 11/07/96	—	—	—	—	11,149	11
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11
Net loss	—	—	—	—	—	—

Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316

Issuance of common stock for cash on 12/27/97	—	$—	—	$—	21,182	$21
Issuance of common stock for services 09/01/97	—	—	—	—	11,148	11
Issuance of common stock for services 12/28/97	—	—	—	—	287,193	287
Net loss	—	—	—	—	—	—

Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635

Issuance of common stock for cash on 08/23/98	—	$—	—	$—	4,459	$4
Repurchase of common stock on 09/29/98	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639

Issuance of common stock for cash on 09/10/99	—	$—	—	$—	52,506	$53
Net loss	—	—	—	—	—	—

Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692

				Accumulated	Accumulated	Total
				Other	Deficit During	Shareholder
	Additional	Treasury Stock		Comprehensive	Development	Equity
	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/07/96	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96	$138,504	—	$—	$—	$(270,468)	$(129,648)

Issuance of common stock for cash on 12/27/97	$94,979	—	$—	$—	—	$95,000
Issuance of common stock for services 09/01/97	36,249	—	—	—	—	36,260
Issuance of common stock for services 12/28/97	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97	$279,700	—	$—	$—	$(323,018)	$(40,683)

Issuance of common stock for cash on 08/23/98	$20,063	—	$—	$—	—	$20,067
Repurchase of common stock on 09/29/98	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)

Issuance of common stock for cash on 09/10/99	$149,947	—	$—	$—	—	$150,000
Net loss	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (continued)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for cash on 01/18/00	—	$—	—	$—	53,583	54
Issuance of common stock for services on 03/01/00	—	—	—	—	68,698	69
Issuance of common stock for services on 04/04/00	—	—	—	—	27,768	28
Net loss	—	—	—	—	—	—

Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843

Issuance of common stock for services on 07/01/01	—	$—	—	$—	156,960	$157
Issuance of common stock for service son 07/01/01	—	—	—	—	125,000	125
Issuance of common stock for capitalization of accrued salaries on 08/10/01	—	—	—	—	70,000	70
Issuance of common stock for conversion of convertible debt on 08/10/01	—	—	—	—	1,750,000	1,750
Issuance of common stock for conversion of convertible shareholder notes payable on 08/10/01	—	—	—	—	208,972	209
Issuance of common stock for bridge financing on 08/10/01	—	—	—	—	300,000	300
Retirement of treasury stock on 08/10/01	—	—	—	—	—	—
Issuance of common stock for net assets of Gemini on 08/10/01	—	—	—	—	3,942,400	3,942
Issuance of common stock for net assets of AFH on 08/10/01	—	—	—	—	3,899,547	3,900
Issuance of common stock for cash on 08/10/01	—	—	—	—	1,346,669	1,347
Transaction and fund raising expenses on 08/10/01	—	—	—	—	—	—
Issuance of common stock for service on 08/10/01	—	—	—	—	60,000	60
Issuance of common stock for cash on 08/28/01	—	—	—	—	26,667	27
Issuance of common stock for services on 09/30/01	—	—	—	—	314,370	314
Uncompensated contribution of services — 3rd qtr	—	—	—	—	—	—

				Accumulated	Accumulated	Total
				Other	Deficit During	Shareholder
	Additional	Treasury Stock		Comprehensive	Development	Equity
	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 01/18/00	$1,869	—	$—	$—	$—	$1,923
Issuance of common stock for services on 03/01/00	(44)	—	—	—	—	25
Issuance of common stock for services on 04/04/00	(18)	—	—	—	—	10
Net loss	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

Issuance of common stock for services on 07/01/01	$(101)	—	$—	$—	$—	$56
Issuance of common stock for service son 07/01/01	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 08/10/01	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 08/10/01	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 08/10/01	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 08/10/01	(192)	—	—	—	—	108
Retirement of treasury stock on 08/10/01	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 08/10/01	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 08/10/01	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 08/10/01	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 08/10/01	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for service on 08/10/01	—	—	—	—	—	60
Issuance of common stock for cash on 08/28/01	39,973	—	—	—	—	40,000
Issuance of common stock for services on 09/30/01	471,241	—	—	—	—	471,555
Uncompensated contribution of services — 3rd qtr	55,556	—	—	—	—	55,556

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (continued)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for services on 11/01/01	—	$—	—	$—	145,933	$146
Uncompensated contribution of services — 4th qtr	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190

Uncompensated contribution of services — 1st qtr	—	—	—	—	—	—
Issuance of preferred stock for cash on 04/26/02	905,000	905	—	—	—	—
Issuance of preferred stock for cash on 05/16/02	890,250	890	—	—	—	—
Issuance of preferred stock for cash on 05/31/02	795,000	795	—	—	—	—
Issuance of preferred stock for cash on 06/28/02	229,642	230	—	—	—	—
Uncompensated contribution of services — 2nd qtr	—	—	—	—	—	—
Issuance of preferred stock for cash on 07/15/02	75,108	75	—	—	—	—
Issuance of common stock for cash on 08/01/02	—	—	—	—	38,400	38
Issuance of warrants for services on 09/06/02	—	—	—	—	—	—
Uncompensated contribution of services — 3rd qtr	—	—	—	—	—	—
Uncompensated contribution of services — 4th qtr	—	—	—	—	—	—
Issuance of preferred stock for dividends	143,507	144	—	—	—	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—
Comprehensive income: net loss	—	—	—	—	—	—
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—

Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228

				Accumulated	Accumulated	Total
				Other	Deficit During	Shareholder
	Additional	Treasury Stock		Comprehensive	Development	Equity
	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 11/01/01	$218,754	—	$—	$—	$—	$218,900
Uncompensated contribution of services — 4th qtr	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400

Uncompensated contribution of services — 1st qtr	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 04/26/02	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 05/16/02	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 05/31/02	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 06/28/02	712,991	—	—	—	—	713,221
Uncompensated contribution of services — 2nd qtr	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 07/15/02	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 08/01/02	57,562	—	—	—	—	57,600
Issuance of warrants for services on 09/06/02	103,388	—	—	—	—	103,388
Uncompensated contribution of services — 3rd qtr	100,000	—	—	—	—	100,000
Uncompensated contribution of services — 4th qtr	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income: net loss	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	(5,419,180)

Balance, 12/31/02	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (continued)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for cash on 01/07/03	—	$—	—	$—	61,600	$62
Issuance of common stock for patent pending acquisition on 03/31/03	—	—	—	—	100,000	100
Cancellation of common stock on 03/31/03	—	—	—	—	(79,382)	(79)
Uncompensated contribution of services — 1st qtr	—	—	—	—	—	—
Issuance of preferred stock for cash on 05/09/03	—	—	110,250	110	—	—
Issuance of preferred stock for cash on 05/16/03	—	—	45,500	46	—	—
Conversion of preferred stock into common stock — 2nd qtr	(70,954)	(72)	—	—	147,062	147
Conversion of warrants into common stock — 2nd qtr	—	—	—	—	114,598	114
Uncompensated contribution of services — 2nd qtr	—	—	—	—	—	—
Issuance of preferred stock dividends	—	—	—	—	—	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—
Issuance of common stock for cash 3rd qtr	—	—	—	—	202,500	202
Issuance of common stock for cash on 08/27/03	—	—	—	—	3,359,331	3,359
Conversion of preferred stock into common stock — 3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189
Conversion of warrants into common stock — 3rd qtr	—	—	—	—	212,834	213
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—
Issuance of common stock for cash 4th qtr	—	—	—	—	136,500	137
Conversion of warrants into common stock — 4th qtr	—	—	—	—	393	—
Comprehensive income: net loss	—	—	—	—	—	—
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—

Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672

				Accumulated	Accumulated	Total
				Other	Deficit During	Shareholder
	Additional	Treasury Stock		Comprehensive	Development	Equity
	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 01/07/03	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 03/31/03	539,900	—	—	—	—	540,000
Cancellation of common stock on 03/31/03	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services — 1st qtr	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 05/09/03	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 05/16/03	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock — 2nd qtr	40,626	—	—	—	—	40,701
Conversion of warrants into common stock — 2nd qtr	(114)	—	—	—	—	—
Uncompensated contribution of services — 2nd qtr	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash 3rd qtr	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 08/27/03	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock — 3rd qtr	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock — 3rd qtr	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	412,812	—	—	—	—	412,812
Issuance of common stock for cash 4th qtr	279,363	—	—	—	—	279,500
Conversion of warrants into common stock — 4th qtr	—	—	—	—	—	—
Comprehensive income: net loss	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	(10,907,789)

Balance, 12/31/03	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (continued)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Conversion of warrants into common stock — 1st qtr	—	$—	—	$—	78,526	$79
Issuance of common stock for cash in connection with exercise of stock options — 1st qtr	—	—	—	—	15,000	15
Issuance of common stock for cash in connection with exercise of warrants — 1st qtr	—	—	—	—	4,000	4
Compensation expense on options and warrants issued to non-employees and directors — 1st qtr	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of warrants — 2nd qtr	—	—	—	—	51,828	52
Issuance of common stock for cash 2nd qtr	—	—	—	—	7,200,000	7,200
Compensation expense on options and warrants issued to non-employees and directors — 2nd qtr	—	—	—	—	—	—
Issuance of common stock in connection with exercise of warrants — 3rd qtr	—	—	—	—	7,431	7
Issuance of common stock for cash in connection with exercise of stock options — 3rd qtr	—	—	—	—	110,000	110
Issuance of common stock for cash in connection with exercise of warrants — 3rd qtr	—	—	—	—	28,270	28
Compensation expense on options and warrants issued to non-employees and directors — 3rd qtr	—	—	—	—	—	—
Issuance of common stock in connection with exercise of warrants — 4th qtr	—	—	—	—	27,652	28
Compensation expense on options and warrants issued to non-employees and directors — 4th qtr	—	—	—	—	—	—
Purchase of treasury stock — 4th qtr	—	—	—	—	—	—
Comprehensive income: net loss	—	—	—	—	—	—
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—
Other comprehensive income, net unrealized gain on available-for-sale securities	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—

Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195

				Accumulated	Accumulated	Total
				Other	Deficit During	Shareholder
	Additional	Treasury Stock		Comprehensive	Development	Equity
	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock — 1st qtr	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options — 1st qtr	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants — 1st qtr	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors — 1st qtr	1,410,498	—	—	—	—	1,410,498
Issuance of common stock for cash in connection with exercise of warrants — 2nd qtr	(52)	—	—	—	—	—
Issuance of common stock for cash 2nd qtr	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors — 2nd qtr	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants — 3rd qtr	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options — 3rd qtr	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants — 3rd qtr	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors — 3rd qtr	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants — 4th qtr	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees and directors — 4th qtr	127,497	—	—	—	—	127,497
Purchase of treasury stock — 4th qtr	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income: net loss	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale securities	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	(21,384,739)

Balance, 12/31/04	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (continued)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for cash in connection with exercise of stock options — 1st qtr	—	$—	—	$—	25,000	$25
Compensation expense on options and warrants issued to non-employees and directors — 1st qtr	—	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees and directors — 2nd qtr	—	—	—	—	—	—
Conversion of warrants into common stock — 2nd qtr	—	—	—	—	27,785	28
Comprehensive income: net loss	—	—	—	—	—	—
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—
Other comprehensive income, net unrealized gain on available-for-sale securities	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—

Balance, 06/30/05	—	$—	—	$—	34,247,684	$34,248

				Accumulated	Accumulated	Total
				Other	Deficit During	Shareholder
	Additional	Treasury Stock		Comprehensive	Development	Equity
	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options — 1st qtr	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees and directors — 1st qtr	33,565	—	—	—	—	33,565
Compensation expense on options and warrants issued to non-employees and directors — 2nd qtr	(61,762)	—	—	—	—	(61,762)
Conversion of warrants into common stock — 2nd qtr	(28)	—	—	—	—	—
Comprehensive income: net loss	—	—	—	—	(16,420,419)	(16,420,419)
Other comprehensive income, foreign currency translation adjustment	—	—	—	(745,289)	—	(745,289)
Other comprehensive income, net unrealized loss on available-for-sale securities	—	—	—	(10,005)	—	(10,005)
Comprehensive loss	—	—	—	—	—	(17,175,713)

Balance, 06/30/05	$109,981,924	4,000,000	$(25,974,000)	$(291,184)	$(71,894,473)	$11,856,515

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			Cumulative Period
			December 28, 1995
	Six Months Ended June 30,		(date of inception)
	2005	2004	to June 30, 2005
Cash flows from operating activities:
Net loss	$(16,420,419)	$(8,726,063)	$(58,880,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity awards issued for services	(28,197)	1,553,960	3,504,988
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	829,055	545,459	3,135,312
Provision for doubtful accounts	93,613	—	144,146
Amortization of debt issue costs	374,620	—	499,493
Amortization of debt discounts	(453,275)	—	(453,275)
Loss on disposal or impairment of property and equipment	—	—	575,861
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	410,547	(653,544)	(1,082,581)
(Increase) decrease in other receivables	3,625	(103,550)	(325,803)
(Increase) decrease in inventory	683,331	(229,532)	(303,775)
(Increase) decrease in prepaid expenses	234,373	(263,463)	(510,450)
(Increase) decrease in other assets	196,452	(393,179)	(92,349)
Increase (decrease) in accounts payable	(978,108)	609,526	1,322,802
Increase (decrease) in accrued expenses	(237,187)	349,339	3,030,570
Increase (decrease) in deferred revenue	(192,185)	908,201	2,600,283
Net cash used in operating activities	(15,483,755)	(6,402,846)	(46,080,010)
Cash flows from investing activities:
Purchase of property and equipment	(12,454,680)	(440,861)	(18,796,216)
Proceeds from the sale of property and equipment	—	—	34,300
Purchase of investments	(72,848,313)	—	(145,648,313)
Proceeds from sales and maturities of investments	70,810,000	—	91,810,000
Net cash used in investing activities	(14,492,993)	(440,861)	(72,600,229)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	75,000	56,920,154	78,907,720
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)
Net cash provided by financing activities	75,000	56,920,154	152,480,859
Effect of exchange rate changes on cash balance	(349,936)	51,993	277,052
Net increase (decrease) in cash and cash equivalents	(30,251,684)	50,128,440	34,077,672
Cash and cash equivalents, beginning of period	64,329,356	15,935,558	—
Cash and cash equivalents, end of period	$34,077,672	$66,063,998	$34,077,672
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,557,500	$—	$1,707,783
Deemed dividend associated with beneficial conversion of preferred stock	—	—	11,423,824
Preferred stock dividend	—	—	1,589,861
Uncompensated contribution of services	—	—	755,556
Common stock issued for intellectual property	—	—	540,000
Equipment acquired through capital lease	—	—	167,154

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1.       Basis of Presentation, Business and Organization

Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation (“Isolagen” or the “Company”) is the parent company of Isolagen Technologies, Inc., a Delaware corporation (“Isolagen Technologies”). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”). Isolagen Technologies is the parent company of Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”). Isolagen Technologies is the parent company of Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”). The common stock of the Company, par value $0.001 per share, (“Common Stock”) is traded on the American Stock Exchange (“AMEX”) under the symbol “ILE.”

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

On April 7, 2004, the Company submitted a request for a Special Protocol Assessment, or SPA, to the FDA with all the supporting information for its two pivotal Phase III clinical trials for specific dermal applications. In the SPA process, the FDA reviewed the design and size of a proposed Phase III program and provided comments regarding the adequacy of the clinical trial design to support a claim of efficacy in an approvable Biologics License Application, or BLA. The FDA’s comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and efficacy of a product candidate is identified after the Phase III program commences. In May 2004, the FDA approved the Company’s request for an SPA relating to the design of two pivotal Phase III clinical trials to be conducted by Isolagen in support of registration of the Isolagen Process for the treatment of nasolabial folds and glabellar lines. In July 2004, the Company announced the commencement of two pivotal Phase III trials, which were conducted in two different geographic and demographic populations in the United States as two identical trials for the treatment of facial wrinkles. These trials were randomized, double blind and placebo-controlled and were being conducted at various sites in the United States. The trials, which were conducted simultaneously, each had in excess of 100 patients split evenly between the treatment group and the placebo group. Efficacy was measured by a two-point improvement on a six-point scale, as evaluated by an independent assessor at four, six, nine and twelve months. The Company announced on August 1, 2005 the results of the Phase III dermal studies. The dermal studies met three of the four primary end points and achieved statistical significance when combined. The studies’ primary end points were based on blinded patient and physician visual assessment using a six-point scale with a two point change required to meet the endpoint. Trial B of the study proved to be statistically significant with both the patient and physician assessment achieving positive results. Trial A results were mixed with a positive assessment from the patients only. In addition, there was a wide variance in results from site to site with a range of response rates from 73.3% to 7.6%, where a “response” represents an improvement of at least two points, on a six point scale, based on a visual assessment performed by the physician. The Company believes that this range of outcomes suggests that results are dependent on injection technique. The Company expects to commence a 100 patient clinical trial in November 2005 with a six month endpoint. The Company anticipates that the results of the new study together with the positive Phase III study B results will support a BLA filing in 2006.

The Company completed a Phase I clinical trial for its second candidate for the treatment of periodontal disease in late 2003. In the second quarter of 2004, the Company initiated a Phase II clinical trial for the cosmetic, or “black triangle,” application of this product candidate. This Phase II clinical trial concluded during the second quarter of 2005. The analysis of the Investigator and Subject Visual Analog Scale assessment demonstrated that the Isolagen Process was statistically superior to placebo at four months after treatment. Although results of the Investigator and Subject assessment demonstrate that the Isolagen Process was statistically superior to placebo, an analysis of objective linear measurements did not yield statistically significant results despite a positive change observed as a result of treatment with the Isolagen Process. The Company’s clinical experts believe that current measurement techniques are not precise enough to accurately record the positive change. The Company is investigating alternative measurement techniques to assess change in future trials.

The Company’s goal is to become a leading provider of solutions for soft and hard tissue regeneration. The Company currently sells its dermal product in the United Kingdom. The Company plans to expand sales of its dermal product to other parts of Europe, Asia and the Americas.

Through June 30, 2005, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its UK operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2006. The Company will finance its operations primarily through its existing cash and future financing.

The Company’s ability to operate profitably under its current business plan is largely contingent upon its success in obtaining regulatory approval to sell its products and upon its successful development of markets for its products and profitable manufacturing processes. The Company may be required to obtain additional capital in the future to expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods, or any such additional capital as it might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations could be negatively impacted.

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

As of June 30, 2005, the Company had cash and cash equivalents and short-term investments of $88.4 million. The Company believes that its existing capital resources are adequate to finance its operations until June 30, 2007; however, its long-term viability is dependent upon successful operation of its business, its ability to automate its manufacturing process, the approval of its products and the ability to raise additional debt and equity to meet its business objectives.

Acquisition and merger and basis of presentation

On August 10, 2001, Isolagen Technologies consummated a merger with American Financial Holdings, Inc. (“AFH”) and Gemini IX, Inc. (“Gemini”). Pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among AFH, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of AFH (“Merger Sub”), Isolagen Technologies, Gemini, a Delaware corporation, and William J. Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen Technologies (the “Merger Agreement”), AFH (i) issued 5,453,977 shares of its common stock, par value $0.001 to acquire, in a privately negotiated transaction, 100% of the issued and outstanding common stock (195,707 shares, par value $0.01, including the shares issued immediately prior to the Merger for the conversion of certain liabilities, as discussed below) of Isolagen Technologies, and (ii) issued 3,942,400 shares of its common stock to acquire 100% of the issued and outstanding common stock of Gemini. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the “Merger”), and AFH was the surviving corporation. AFH subsequently changed its name to Isolagen, Inc. on November 13, 2001.

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

Note 2.   Summary of Significant Accounting Policies

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

                Balances of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity, at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
Unrealized gains on available-for-sale securities	$—	$10,005
Foreign currency translation adjustment	(291,184)	454,105
Accumulated other comprehensive income (loss)	$(291,184)	$464,110

Statement of Cash Flows

                For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At June 30, 2005, the Company had $2,968,000 of restricted cash. This cash is restricted for the purpose of securing future Exton, Pennsylvania facility lease payments due monthly through March 2008.

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

                The Company’s short-term investments, as set forth below, subject it to certain credit risk that is concentrated in securities issued by U.S. government sponsored mortgage entities, and various U.S. states. Due to the credit ratings of these issuers, the Company does not believe that the credit risk is significant.

Short-Term Investments

                At June 30, 2005, the Company held certain investments in marketable debt securities as a means of temporarily investing the proceeds from its issuance of shares of common stock and 3.5% Convertible Subordinated Notes until the funds are needed for operating purposes. These investments are being accounted for as “available-for-sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with any unrealized gains and losses recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

                The following sets forth information concerning marketable debt securities as of June 30, 2005:

			Gross
		Amortized	Unrealized	Fair
Type of Issue	Maturity	Cost	Gains (Losses)	Value
Mortgage-backed securities	2005	$29,241,292	—	$29,241,292
State and local government	2012-2044	16,050,000	—	16,050,000
Corporate	2021-2043	9,000,000	—	9,000,000
		$54,291,292	—	$54,291,292

                The face amount of the investments is equal to the amortized cost amount, except for mortgage-backed securities where the face amount is $29,297,000 at June 30, 2005. The Company’s investments in state and local government and corporate issues are principally investments in Auction Rate Securities (“ARS”), for which the interest rates are reset periodically through a Dutch auction process.

                The following sets forth the aggregate maturities of the Company’s investments in marketable debt securities without regard to the dates at which the interest rates for ARS investments reset:

	Amortized	Fair
Maturity	Cost	Value
2005	$29,241,292	$29,241,292
2006-2010	—	—
2011-2015	3,000,000	3,000,000
2016 and after	22,050,000	22,050,000
	$54,291,292	$54,291,292

                Proceeds from the sale of available-for-sale marketable debt securities were $62,010,000 and $70,810,000 for the three and six months ended June 30, 2005, and no realized gains and losses based on specific identification were included in the results of operations upon those sales.

Allowance for Doubtful Accounts

                The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectibility. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual future write-offs may exceed the recorded allowance.

Inventory

                Inventory primarily consists of raw materials used in the Isolagen Process. Inventory is stated at the lower of cost or market and cost is determined by the weighted average method.

Property and equipment

                Property and equipment, consisting primarily of land, buildings, lab equipment, computer equipment, software, leasehold improvements and office furniture and fixtures is carried at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is provided by the straight-line method over the estimated useful lives of three to five years, except for buildings, which have an estimated useful life of up to 25 years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense as incurred.

In April 2005, the Company acquired a two-building corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10,000,000 cash. Approximately $2,750,000 of the purchase price was allocated to the land and the remaining $7,250,000 was allocated to the buildings. The 100,000 square foot, five-acre facility was acquired from

Ascom, a Swiss-based microelectronics and information technology company.

                Included in property and equipment at June 30, 2005, as construction-in-progress, is $6,324,000 related to a Switzerland building currently under renovation and $1,099,000 related to the construction of our Exton production facility equipment.

Intangible assets

                The Company’s intangible assets represent patent applications which are recorded at cost. The Company has filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company’s technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are expensed, unless future benefits are reasonably assured, in which case the costs are capitalized and amortized over their useful life. The Company currently has $540,000 included in intangible assets at June 30, 2005 and December 31, 2004 related to two pending patents. Amortization of this amount will begin once these patents are issued by the United States Patent and Trademark Office. The Company reviews the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

Debt Issue Costs

                The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in Other Assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $3,247,000 at June 30, 2005 and approximately $3,621,000 at December 31, 2004.

Accrued liabilities

                At June 30, 2005 and December 31, 2004, accrued liabilities include $528,000 and $493,000, respectively, for accrued compensation costs. At June 30, 2005 and December 31, 2004, accrued liabilities include $525,000 and $508,000, respectively, for accrued interest expense.

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

                Currently the Isolagen Process is delivered through an attending physician to each patient using the Company’s recommended regimen of up to three injections. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The Company believes each injection has stand alone value to the patient. The Company invoices the attending physician upon that physician submitting his or her patient’s tissue sample to the Company, as a result of which the contractual arrangement is between the Company and the medical professional. The amount invoiced varies directly with the number of injections requested. Generally, all orders are paid in advance by the physician prior to the first injection and are not refundable and there is no performance provision under any arrangement with any doctor, and there is no right to refund or returns for unused injections.

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

                In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” the Company does not record any revenue related to “at no charge” Isolagen Treatments and the estimated cost to provide such treatments is expensed as selling, general and administrative expense at the time the promotion is granted. The Company records discounts granted as a reduction in revenue (i.e., net revenue after discount) from that specific transaction.

                The Company typically does not charge customers for shipping and handling costs. These costs are included in selling, general and administrative expenses and totaled approximately $80,000 and $175,000 for the three and six months ended June 30, 2005, respectively, and approximately $50,000 and $105,000 for the three and six months ended June 30, 2004, respectively.

Research and development expenses

                Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Research and development costs also include costs incurred to develop future manufacturing processes. We are currently developing an Automated Cell Expansion system, or ACE system, that will permit an automated cell growth and harvesting process. It is anticipated that the ACE system will eliminate several of the steps and materials involved in our current system, which we expect will lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production. However, the commercial viability of the automation techniques under consideration is uncertain, and we do not know whether we will be successful in implementing our ACE System.

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

Costs of Exit Activities

                In September 2004, the Company approved a plan for the closure of its Australian facilities and the servicing of Australia from the Company’s London, England facility. The Company adopted this plan because it believed that anticipated processing enhancements and improved delivery logistics will eliminate the need for an Australian laboratory. The Company expects that the closure of the Australian facility will be completed by December 2005.

                The costs associated with the closure of the Australian facilities, which are comprised principally of statutory or contractual employee severance costs and the cost of terminating certain contracts, are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, employee severance costs are accrued over the period beginning with the date on which the Company communicated the exit plan and the severance benefits to the affected employees, and ending on the date through which the affected employees must continue working to be entitled to the severance benefit, and costs incurred to terminate other contracts are accrued when the Company terminates the contract in accordance with the contract terms or has otherwise negotiated a termination with the counterparty. The exit costs charged to expense are included in selling, general and administrative expenses in the consolidated statements of operations. During June 2005, the Company fully paid and settled its early contract termination fee with an Australian distributor.

The following sets forth information about the major components of the exit costs:

	Costs Incurred for	Costs Incurred for
	Three Months Ended	Six months Ended	Cumulative Costs
	June 30, 2005	June 30, 2005	Incurred to Date
Employee severance	$—	3,695	$208,589
Contract termination	41,311	66,527	428,152
Total	$41,311	70,222	$636,741

The following sets forth information about the changes in the accrued exit costs for the six months ended June 30, 2005:

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	December 31, 2004	to Expense	or Settled	June 30, 2005
Employee severance	$—	$3,695	$(3,695)	$—
Contract Termination	361,625	66,527	(428,152)	—
Total	$361,625	$70,222	$(431,847)	$—

                The Company has discontinued depreciating the equipment it intends to dispose of and has reclassified the equipment, at estimated fair value, as assets held for sale in the consolidated balance sheet. A third party has estimated the fair market value of lab and office equipment at approximately $97,000.

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

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, requiring prominent disclosure in annual and interim financial statements regarding a company’s method for accounting for stock-based employee compensation and the effect of the method on reported results. While Isolagen continues to utilize the disclosure-only provisions of SFAS No. 123, the Company has modified its disclosures to comply with SFAS No. 148.

Had compensation costs for the Company’s stock option grants to employees and directors been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common shareholders, as reported	$(9,989,213)	$(3,859,319)	$(16,420,419)	$(8,726,063)
Add: Stock-based employee compensation expense (gain) included in reported net loss, net of related tax effects of $0	979	(109,685)	26,708	339,505
Less: Total stock-based employee compensation expense determined under fair value based method for all rewards granted to employees, net of related tax effect of $0	103,775	(974,303)	(1,431,970)	(2,074,386)
Net loss, pro forma	$(9,884,459)	$(4,943,307)	$(17,825,681)	$(10,460,944)

Net loss per share, as reported:
basic and diluted	$(0.33)	$(0.14)	$(0.54)	$(0.32)
Net loss per share, pro forma:
basic and diluted	$(0.33)	$(0.18)	$(0.59)	$(0.38)

                As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on net loss per share have been estimated at the date of grant using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
Expected life (years)	5 Years	5 Years
Interest rate	4%	4%
Dividend yield	—	—
Volatility	78%	71%

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

Loss per share data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method) and convertible preferred stock and debt. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At June 30, 2005, options and warrants to purchase 8,659,478 shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect. At June 30, 2004, options and warrants to purchase 7,144,551 shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect. In addition, our 3.5% convertible, subordinated debt is convertible at $9.16 per common share, but were not included in the computation of diluted earnings per share due to the antidilutive effect

Comprehensive loss

                Comprehensive loss encompasses all changes in equity other than those with shareholders and consists of net loss and foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable debt securities. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive loss is calculated as follows:

	Six months	Six months
	ended	ended
	June 30, 2005	June 30, 2004
Net loss	$(16,420,419)	$(8,726,063)
Foreign currency translation adjustment	(745,289)	23,570
Net unrealized loss on available-for-sale securities	(10,005)	—
Comprehensive loss	$(17,175,713)	$(8,702,493)

Fair Value of Financial Instruments

                The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s marketable debt securities are carried at fair value. The Company’s convertible subordinated debentures were quoted at approximately 72% of par value on June 30, 2005. Accordingly, the fair value of our convertible subordinated debentures is approximately $64,800,000 at June 30, 2005.

Reclassifications

                In the fourth quarter of 2004, the Company changed the manner by which it classifies the costs incurred in its London and Australia facilities as either costs of sales or selling, general and administrative expenses. The Company believes that the new classifications better reflect the primary purpose and functions of each of these facilities. The new manner of classifying these costs is reflected in the accompanying consolidated statements of operations for all periods presented. The reclassifications did not have any effect on net loss or net loss per share.

                In the fourth quarter of 2004, the Company changed the manner by which it classifies losses on disposal of assets and includes these amounts in selling, general and administrative expenses. The new manner of classifying these costs is reflected in the accompanying consolidated statements of operations for all periods presented. The reclassifications did not have any effect on net loss or net loss per share.

Recent accounting pronouncements

                In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  SFAS 123 (Revised) must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for with the associated service has not been rendered as of its effective date. The Company is still studying the requirements of SFAS No. 123 (Revised 2004) and has not yet determined what impact it will have on the Company’s results of operations and financial position. On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of SFAS 123(Revised) is deferred for calendar year companies until the beginning of 2006.

                In May, 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections -

a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Company presently does not believe that the adoption of the provisions of SFAS No. 154 will have a material affect on its financial statements.

Note 3.   Contingencies

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

                In October 1996, the Company also received a request for the voluntary production of information to the Enforcement Division of the Commission related to the resignation of Coopers & Lybrand LLP and the termination of Arthur Andersen LLP and the appointment of Jones, Jensen & Company as the Company’s independent public accountants and the reasons therefore. In addition, the Company was requested to provide certain information with respect to its previous sales of securities. The Company cooperated in providing information in response to these inquiries in early 1997. The Company has not been advised of the outcome of the foregoing, and has had no further contact by the Enforcement Division of the Commission.

Note 4.   Equity, Stock Plan and Warrants

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

Common Stock

                During the three months ended March 31, 2005, the Company issued 25,000 shares of common stock for cash totaling $75,000 in connection with the exercise of stock options. During the three months ended June 30, 2005, the Company issued 27,785 shares of common stock in exchange for the cashless exercise of warrants.

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

In the first quarter of 2005, the Company issued under the Stock Plan a total of 56,000 options to purchase its common stock with an exercise price of $7.24 per share to three employees. The options vest over a three year period from the date of grant. In the second quarter of 2005, the Company issued under the Stock Plan a total of 1,100 options to purchase its common stock with an exercise price of $5.08 per share to one employee. The options vest over a three year period from the date of grant.

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

                In the first quarter of 2005, the Company issued a total of 80,000 options to purchase its common stock with an exercise price of $7.67 per share to four board members. The options vest over a one year period.  Further, the Company issued a total of 100,000 options to purchase its common stock with an exercise price of $7.24 per share to six employees. The options vest over a three year period from the date of grant. No options were granted under the 2003 Stock Plan during the second quarter of 2005.

2005 Equity Incentive Plan

                On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

In the second quarter of 2005, the Company issued 400,000 options to purchase its common stock with an exercise price of $3.45 per share to the Company’s Chairman and Interim Chief Executive Officer. The options vest on a monthly basis from the date of grant through December 31, 2007.

Other Stock Options

                In the first quarter of 2005, the Company did not issue any options outside the Stock Plan or the 2003 Stock Plan. In the second quarter of 2005, the Company issued 810,000 options outside the Stock Plan, the 2003 Stock Plan and the 2005 Stock Plan. The exercise prices range from $4.45 to $5.08 per share.  650,000 of these options vest over three years from the date of grant and 160,000 of these options vest over two years from the date of grant.

Warrants and Options Issued for Services

As of June 30, 2005, the Company has outstanding 653,600 warrants and options issued to non-employees under consulting and distribution agreements. The following sets forth certain information concerning these warrants and options:

	Vested	Unvested
Warrants and options outstanding	472,765	180,835
Vesting period	n/a	3 to 36 mos.
Range of exercise prices	$1.50-$10.49	$3.50-$10.49
Weighted average exercise price	$4.96	$6.24
Expiration dates	2007-2012	2007-2013

Income related to these contracts was approximately $63,000 and $55,000 for the three and six months ended June 30, 2005, respectively.  Expense related to these contracts was approximately $300,000 and $1,300,000 for the three and six months ended June 30, 2004, respectively. The income and expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions for the six months ended June 30, 2005 and 2004:

	Six Months	Six Months
	ended	ended
	June 30, 2005	June 30, 2004
Expected life (years)	5 Years	5 Years
Interest rate	4%	4%
Dividend yield	—	—
Volatility	83%	83%

Note 5.                      Geographical Information

                The Company operates its business on the basis of a single reportable segment. The Company markets its products on a global basis. The Company’s principal markets are the United States, Europe and Australia. While no commercial operations have commenced in the United States, the United States is presented separately as it is the Company’s headquarters.

The following sets forth revenues and property and equipment, net, by geographical location:

	Revenues
	Three months ended June 30,
	2005	2004
United States	$—	$—
United Kingdom	2,346,513	454,616
Australia	—	89,630
Total	$2,346,513	$544,246

	Revenues
	Six months ended June 30,
	2005	2004
United States	$—	$—
United Kingdom	5,013,047	656,295
Australia	—	177,308
Total	$5,013,047	$833,603

	Property and Equipment, net
	June 30,	December 31,
	2005	2004
United States	3,429,560	1,824,296
United Kingdom	1,825,610	1,574,077
Switzerland	10,174,416	—
Australia	—	236,619
Total	$15,429,586	$3,634,992

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements, including the notes thereto, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, with any amendments thereto, filed with the Securities and Exchange Commission (“SEC”).

Forward-Looking Information

                This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Isolagen that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The discovery and development of applications for autologous cellular therapy are subject to substantial risks and uncertainties. There can be no assurance that Isolagen’s trials relating to autologous cellular therapy applications for the treatment of dermal defects or gingival recession can be conducted within the timeframe that Isolagen expects, that such trials will yield positive results, or that additional applications for the commercialization of autologous cellular therapy can be identified and advanced into human clinical trials. These and other factors, some of which are described below, could cause future results to differ materially from the expectations expressed in this report.    Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

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

•                  our ability to provide and deliver any autologous cellular therapies that we may develop, on a basis that is cost competitive with other therapies, drugs and treatments that may be provided by our competitors;

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

•                  our ability to complete and integrate the ACE System into our UK operations;

•                  our ability to service the demand for our dermal product in the United Kingdom, which is highly dependent on our ability to complete and integrate the ACE System or institute other process improvements;

•                  our ability to significantly reduce our need for fetal bovine calf serum for culturing cells, which process is in the exploratory phase and which we hope will result in an 80% or greater reduction in the use of such serum;

•                  a stable interest rate market in the world, and specifically the countries we are doing business in or plan to do business in;

•                  management’s ability to estimate the patient data including patients started and patients completed;

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

RECENT DEVELOPMENTS

The Company announced on August 1, 2005 the results of the Phase III dermal studies. The dermal studies met three of the four primary end points and achieved statistical significance when combined. The studies’ primary end points were based on blinded patient and physician visual assessment using a six-point scale with a two point change required to meet the endpoint. Trial B of the study proved to be statistically significant with both the patient and physician assessment achieving positive results. Trial A results were mixed with a positive assessment from the patients only. In addition, there was a wide variance in results from site to site with a range of response rates from 73.3% to 7.6%, where a “response” represents an improvement of at least two points, on a six point scale, based on a visual assessment performed by the physician. The Company believes that this range of outcomes suggests that results are dependent on injection technique. The Company will commence a 100 patient clinical trial in November 2005 with a six month endpoint. The Company anticipates that the results of the new study together with the positive Phase III study B results will support a BLA filing in 2006.

The Company completed a Phase I clinical trial for its second candidate for the treatment of periodontal disease in late 2003. In the second quarter of 2004, the Company initiated a Phase II clinical trial for the cosmetic, or “black triangle,” application of this product candidate. This Phase II clinical trial concluded during the second quarter of 2005. The analysis of the Investigator and Subject Visual Analog Scale assessment demonstrated that the Isolagen Process was statistically superior to placebo at four months after treatment. Although results of the Investigator and Subject assessment demonstrate that the Isolagen Process was statistically superior to placebo, an analysis of objective linear measurements did not yield statistically significant results despite a positive change observed as a result of treatment with the Isolagen Process. The Company’s clinical experts believe that current measurement techniques are not precise enough to accurately record the positive change. The Company is investigating alternative measurement techniques to assess change in future trials.

GENERAL

                We specialize in the development and commercialization of autologous cellular technology that has specific applications in cosmetic dermatology and are exploring applications for periodontal disease, reconstructive dentistry and other health-related markets. Our ability to operate profitably under our current business plan is largely contingent upon our success in obtaining regulatory approval to sell our products and upon our successful development of markets for our products and the development of profitable manufacturing processes. We may be required to obtain additional capital in the future to support these efforts or expand our operations. No assurance can be given that we will be able to obtain such regulatory approvals, successfully develop the markets for our products or develop profitable manufacturing methods, or obtain such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

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

                Although the focus of our efforts has been and will continue to be the development, testing and approval of the aesthetic and dental applications of our process, and research into other applications of our process, as a result of which our company is still considered to be a “development stage” enterprise, we have, since 2002, made Isolagen Process injections available to physicians in the United Kingdom and Australia as a means of developing our marketing, sales and manufacturing processes. Revenues from the sale of these treatments were approximately $2.3 million for the three months ending June 30, 2005 and approximately $5.0 million for the six months ended June 30, 2005.

                As of June 30, 2005, we had cash, cash equivalents and short-term investments of $88.4 million. We believe our existing capital resources are adequate to finance our operations until June 30, 2007, however our long-term viability is dependent upon the successful operation of our business, our ability to automate our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

CRITICAL ACCOUNTING POLICIES

                The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Unaudited Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

                Revenue Recognition:  We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectibility is reasonably assured.

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

                As a result, we believe that the requirements of SAB 104 are met as each injection is shipped, as the risk of loss transfers to the customer at that time, the fee is fixed and determinable and collection is reasonably assured. Advance payments are considered deferred revenue until shipment. The amount of the revenue deferred represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

                Revenue from licenses and other upfront fees are recognized on a ratable basis over the term of the respective agreement.

                We also offer a service whereby we store a patient’s cells for later use in the preparation of injections, and a service whereby we process a patient’s cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. In accordance with EITF 00-21, the fees charged for both of these services are recognized as revenue ratably over the length of the storage agreement. No separate revenue is recognized for the initial cell expansion service, as we do not offer this service separately and the process of cell expansion has no value without either the subsequent preparation of an injection or the storage of the expanded cells for later use in the preparation of injections. This service resulted in less than $0.1 million of revenue during the three and six months ended June 30, 2005.

                In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” the Company does not record any revenue related to “at no charge” Isolagen Treatments and the estimated cost to provide such treatments is expensed as selling, general and administrative expense at the time the promotion is granted. The Company records discounts granted as a reduction in revenue (i.e., net revenue after discount) from that specific transaction.

                Cost of Sales and Selling, General and Administrative Expenses and Research and Development Expenses:  In the fourth quarter of 2004, we changed the manner by which we classify the costs incurred in our London and Australia facilities as either costs of sales or selling, general and administrative expenses or research and development expenses. We believe that the new classifications better reflect the primary purpose and functions of each of these facilities, as described below. The new manner of classifying these costs is reflected in the accompanying consolidated statements of operations for all periods presented. The reclassifications did not have any effect on net loss or net loss per share.

                The primary purpose of our Houston, Texas facility is to conduct research on the development, testing and approval of the aesthetic and dental applications of our process, including the required clinical trials, and research into other applications of our process, while our London and Australia (expected to be closed by December 2005) facilities were engaged in the commercialization of our process (for which they earned revenues from the sale of Isolagen Process Injections) in these markets as a means of improving manufacturing technologies that are more automated and therefore can be used to produce commercial quantities of injections on a profitable basis. Therefore, we have classified as cost of sales the costs (except for costs related to marketing, sales and general corporate administration) incurred in operating our London and Australia facilities, while the costs incurred in operating our Houston, Texas facility (except for costs related to general corporate administration) have been classified as research and development expenses. Previously some of the costs of operating our London and Australia facilities now included in cost of sales had been included in selling, general and administrative expenses and research and development expenses.

                Costs of sales includes salaries and benefits, costs paid to third-party contractors to develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Those costs, except for the costs of raw materials that have not been used, are expensed as incurred to cost of sales.

                Historically, autologous cell companies have been hampered by manufacturing technologies that use traditional methodology for culturing cells through the utilization of plastic flasks. This methodology is labor intensive, slow, involves many sterile interventions and is costly. The use of this process to produce Isolagen Process injections in commercial quantities would not, over time, be profitable. We have been using the commercialization of our process in these markets as a means of researching and developing manufacturing technologies that are more automated and therefore can be used to produce commercial quantities of injections on a profitable basis. Cumulative to date, our cost of sales has exceeded our revenues. This reflects the fact that the level of our sales from our commercialization efforts in the United Kingdom and previously Australia, while increasing over 2004, have not yet reached the levels necessary for profitable operations, and the development and implementation of our automated processes has not yet achieved all of the cost efficiencies we hope to achieve.

                If, in the future, the purposes for which we operate our Houston, Texas, or London facilities, or any new facilities we open, changes, the allocation of the costs incurred in operating that facility between cost of sales and research and development expenses could change to reflect such operational changes. During the three months ended June 30, 2005, we entered into a non-cancelable three year operating lease in Exton, Pennsylvania. This new Exton facility currently houses members of our senior management team and the Finance department. We recently began constructing a production line in a portion of this facility in anticipation of eventual FDA approval. We expect to complete the facility during 2005, and complete validation of the production line during 2006.

                Research and Development Expenses:  Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Research and development costs also include costs incurred to develop future manufacturing processes. We are currently developing an Automated Cell Expansion system, or ACE system, that will permit an automated cell growth and harvesting process. It is anticipated that the ACE system will eliminate several of the steps and materials involved in our current system, which we expect will lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production. However, the commercial viability of the automation techniques under consideration is uncertain, and we do not know whether we will be successful in implementing our ACE System.

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

                Intangible Assets:  Our intangible assets represent patent applications which are recorded at cost. We have filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of our technologies that may result from our research and development efforts. Costs associated with patent applications and maintaining patents are capitalized when future benefits are reasonably assured and will be amortized over the life of the patents. We review the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows. The projection of future cash flows requires us to make estimates about when product approvals may be obtained, and the amount of future revenues. The actual future results could differ significantly from these estimates, and resulting changes in the estimates of future cash flows could be significant and could affect the recoverability of intangible assets.

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

                Beginning the first quarter of fiscal year 2006, we will be required to adopt SFAS No. 123 (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and we will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost will be recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date. We are still studying the requirements of SFAS No. 123 (Revised 2004) and have not yet determined what impact it will have on our results of operations and financial position.

RESULTS OF OPERATIONS

Comparison of the three months ending June 30, 2005 and 2004

                REVENUES.  Revenues increased $1.8 million to $2.3 million for the three months ended June 30, 2005, as compared to $0.5 million for the three months ended June 30, 2004. The increase in revenues is primarily attributable to the continuation of operations in the United Kingdom, increased demand and, accordingly, increased treatments shipped.  Product volumes increased by approximately 395% during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. Average selling price per milliliter of treatment decreased approximately 15% during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. Average selling price has fluctuated as the Company continues to investigate various price points in the European market.

                Promotional activities in the United Kingdom include direct to consumer advertising and special events.  Our marketing communications are governed by the UK advertising rules, based on voluntary code and statutory provisions.  The Advertising Standards Authority (the “ASA”) is the UK entity that monitors and regulates the content of advertising in the United Kingdom.  In June 2004, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) informed Isolagen that it had received inquiries about the Isolagen product. Accordingly, the MHRA requested copies of all the material used to advertise and/or promote Isolagen within the United Kingdom for review.  Following this inquiry and based on our discussions with both the MHRA and the ASA, we agreed to modify our advertising and promotional materials to address concerns, including clarifying the regulatory status of the product in the United Kingdom and deleting references to long-lasting effects. We do not believe these modifications will seriously affect our ability to generate future sales though it is possible that further questions could be forthcoming from the agency requiring further revisions to promotional material. Such revisions could negatively impact our ability to promote the product. However, the Company has subsequently resumed its advertising with the modified content approved by the ASA.

                The Isolagen Process involves a patient’s physician obtaining an approximately three millimeter punch skin sample from the patient. The skin sample is packed in a container provided by us and shipped overnight to our laboratory. We invoice the physician upon receipt of the skin sample. The specimen is then cultured utilizing our Isolagen Process. Approximately six weeks later the patient’s cells are sent to the doctor for treatment. Additional amounts are available for re-injection every two to three weeks.  For example, for three injection treatments we recognize one-third of the revenue associated with each treatment upon the shipment of the first injection to the patient’s physician, an additional one-third of revenue associated with each treatment is recognized upon shipment of the second injection to the patient’s physician, and the remaining one-third is recognized upon the shipment of the last injection to the patient’s physician. For two injection treatments, we recognize one-half of the revenue associated with each treatment upon the shipment of the first injection to the patient’s physician and the remaining one-half of revenue is recognized upon shipment of the second injection to the patient’s physician.

                The revenues which we recognized during the three months ended June 30, 2005 and 2004 from our United Kingdom operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

                We also offer a service whereby we store a patient’s cells for later use in the preparation of injections, and a service whereby we process a patient’s cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. The fees charged for both of these services are recognized as revenue ratably over the length of the storage agreement. Revenues from these services in each three month period ended June 30, 2005 and 2004 were less than $0.1 million.

COST OF SALES.  Costs of sales increased $1.8 million to $2.8 million for the three months ended June 30, 2005, as compared to $1.0 million for the three months ended June 30, 2004. The increase in cost of sales is primarily related to the increase in activities of our London facility. The increase resulted from increases in essentially all categories of costs as this facility increased its commercialization of our process and revenues have increased. During the three months ended June 30, 2005, the Company has continued to increase manufacturing headcount and related overhead costs in anticipation of future increases in demand. As a result, our cost of sales for the three months ended June 30, 2005 increased, as compared to our cost of sales for the three months ended March 31, 2005, despite the fact that our product sales declined in the three months ended June 30, 2005 as compared to the three months ended March 31, 2005. For both the three and six months ended June 30, 2005, our cost of sales exceeded revenues as the development and implementation of our automated processes has not yet achieved all of the cost efficiencies we anticipate.

As a percentage of revenues, cost of sales were approximately 118% for the three months ended June 30, 2005 and approximately 186% for the three months ended June 30, 2004. The change in this percentage is the result of the low level of sales activity during 2004, given the London facility’s early stage of commercial development, and the associated low level of operational activity. Since 2002 we have made our Isolagen Process available to physicians in the United Kingdom. The Company has been using the commercialization of the Isolagen Process in this market as a means of researching and developing manufacturing technologies that are more automated and, therefore, we believe could be used to produce commercial quantities of injections on a profitable basis. As the London facility operations continue to develop and mature, resulting in significant changes to its stage of commercial development, large fluctuations in the percentage of cost of sales to revenues are experienced.

                SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.3 million, or 125%, to $5.9 million for the three months ended June 30, 2005, as compared to $2.6 million for the three months ended June 30, 2004. The fluctuation in selling, general and administrative expenses are primarily due to the following:

                a)  Salaries increased by approximately $0.8 million to $1.5 million for the three months ended June 30, 2005 compared to $0.7 million for three months ended June 30, 2004 due to an increase in our number of employees.

                b)  Promotional expense increased by approximately $0.6 million to $0.9 million for the three months ended June 30, 2005, as compared to $0.3 million for three months ended June 30, 2004 due to increased marketing and promotional efforts related to the expansion of our operations in the United Kingdom.

                c)  Travel expense increased by approximately $0.2 million to $0.4 million for the three months ended June 30, 2005, as compared to $0.2 million  for three months ended June 30, 2004 primarily due to increased travel between our Houston, Texas and Exton, Pennsylvania facilities.

                d)  Other general and administrative operating costs increased by approximately $1.4 million to $2.3 million for the three months ended June 30, 2005, as compared to $0.9 million for three months ended June 30, 2004 due to increased facility rents of $0.5 million, increased accounting fees of $0.3 million and increased office, legal and other costs associated with our increasing headcount of $0.6 million.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $2.6 million during the three months ended June 30, 2005 to $3.4 million, as compared to $0.8 million for the three months ended June 30, 2004. Research and development costs are composed primarily of costs related to the Company’s efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States and costs to develop our ACE manufacturing system. Our initial Phase III dermal studies and our Phase II dental studies concluded during the three months ended June 30, 2005. These costs include those personnel and laboratory costs related to the FDA trials and certain consulting costs. The total cost of research and development as of June 30, 2005 was $16.9 million. We expect to commence an additional Phase III dermal trial during the fourth quarter of 2005. Further testing requirements for the dermal applications may be imposed by the FDA. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process and the recent developments as to our initial dermal studies (see the Recent Developments section) we are unable to predict what the cost of obtaining approval for the dermal applications will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended June 30, 2005 and 2004. The major changes in research and development expense are due to the following: a) consulting expense increased by approximately $1.1 million to $1.4 million for the three months ended June 30, 2005, as compared to $0.3 million for the three months ended June 30, 2004; b) development costs related to the ACE manufacturing system have increased  by $1.0 million for the three months ended June 30, 2005, as compared to less than $0.1 million for the three months ended June 30, 2004; and c) salaries and payroll taxes increased by approximately

$0.4 million to $0.8 million for the three months ended June 30, 2005, as compared to $0.4 million for the three months ended June 30, 2004.

                INTEREST INCOME. Interest income increased to $0.6 million for the three months ended June 30, 2005, as compared to less than $0.1 million for the three months ended June 30, 2004. The increase in interest income resulted principally from an increase in the amount of cash held in interest bearing accounts, and our investment in marketable debt securities, as the result of our receipt of $56.8 million in proceeds from the issuance of common stock in the second quarter of 2004 and the issuance of $90 million of 3.5% convertible subordinated debt in the fourth quarter of 2004.

INTEREST EXPENSE.  Interest expense was $1.0 million for three months ended June 30, 2005, as compared to zero for the three months ended June 30, 2004. The increase in interest expense is primarily related to the interest expense associated with the issuance on November 1, 2004 of $90 million in principal amount of 3.5% convertible subordinated debt, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended June 30, 2005.

                NET LOSS. Net loss for the three months ended June 30, 2005 was $10.0 million, as compared to a net loss of $3.9 million for the three months ended June 30, 2004. This increase in net loss represents the effects of the increases in our gross loss, selling, general and administrative expenses and research and development expenses, partially offset by the increase in interest income.

Comparison of the six months ending June 30, 2005 and 2004

                REVENUES.  Revenues increased $4.2 million, to $5.0 million for the six months ended June 30, 2005, as compared to $0.8 million for the six months ended June 30, 2004. The increase in revenues is primarily attributable to the continuation of operations in the United Kingdom. Product volumes increased by approximately 500% during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. Average selling price per milliliter of treatment decreased approximately 2% during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. Average selling price has fluctuated as the Company continues to investigate various price points in the European market.

                Promotional activities in the United Kingdom include direct to consumer advertising and special events.  Our marketing communications are governed by the UK advertising rules, based on voluntary code and statutory provisions.  The Advertising Standards Authority (the “ASA”) is the UK entity that monitors and regulates the content of advertising in the United Kingdom.  In June 2004, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) informed Isolagen that it had received inquiries about the Isolagen product. Accordingly, the MHRA requested copies of all the material used to advertise and/or promote Isolagen within the United Kingdom for review.  Following this inquiry and based on our discussions with both the MHRA and the ASA, we agreed to modify our advertising and promotional materials to address concerns, including clarifying the regulatory status of the product in the United Kingdom and deleting references to long-lasting effects. We do not believe these modifications will seriously affect our ability to generate future sales though it is possible that further questions could be forthcoming from the agency requiring further revisions to promotional material. Such revisions could negatively impact our ability to promote the product. However, the Company has subsequently resumed its advertising with the modified content approved by the ASA.

                We also offer a service whereby we store a patient’s cells for later use in the preparation of injections, and a service whereby we process a patient’s cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. The fees charged for both of these services are recognized as revenue ratably over the length of the storage agreement. Revenues from these services were less than $0.1million for the six months ended June 30, 2005 and 2004.

COST OF SALES.  Costs of sales increased to $5.2 million for the six months ended June 30, 2005, as compared to $1.8 million for the six months ended June 30, 2004. The increase in cost of sales is primarily related to the increase in activities of our London facility and increased sales. The increase resulted from increases in essentially all categories of costs as these facilities increased their commercialization of our process. During the six months ended June 30, 2005, the Company has continued to increase manufacturing headcount and related overhead costs in anticipation of future increases in demand.

As a percentage of revenues, cost of sales were approximately 103% for the six months ended June 30, 2005 and approximately 211% for the six months ended June 30, 2004. The change in this percentage is the result of the low level of sales activity during 2004, given the London facility’s early stage of commercial development, and the associated low level of operational activity. Since 2002 we have made our Isolagen Process available to physicians in the United Kingdom. The Company has been using the commercialization of the Isolagen Process in this market as a means of researching and developing manufacturing technologies that are more automated and, therefore, we believe could be used to produce commercial quantities of injections on a profitable basis. As the London facility operations continue to develop and mature, resulting in significant changes to its stage of commercial development, large fluctuations in the percentage of cost of sales to revenues are experienced.

                SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.8 million, or 82%, to $10.7 million for the six months ended June 30, 2005, as compared to $5.9 million for the six months ended June 30, 2004. The increase in selling, general and administrative expense is primarily due to the following:

                a)  Consulting expense decreased by approximately $1.2 million to $0.5 million for the six months ended June 30, 2005, as compared to $1.7 million or six months ended June 30, 2004. For the six months ended June 30, 2004, the costs included $1.2 million of stock based expenses related to options and warrants issued under consulting and distribution agreements, and $0.3 million of stock compensation related to stock options issued to directors and officers. There was less than $0.1 million of stock based income for the six months ended June 30, 2005. The level of the expense recorded for the warrants issued under consulting and distribution contracts varies from quarter to quarter based on changes in the market price of our common stock.

                b)  Salaries increased by approximately $1.4 million to $2.4 million for the six months ended June 30, 2005, as compared to $1.0 million for six months ended June 30, 2004 due to an increase in our number of employees.

                c)  Travel expense increased by approximately $0.5 million to $0.8 million for the six months ended June 30, 2005, as compared to $0.3 million for six months ended June 30, 2004 due primarily to increased travel between our Houston, Texas and Exton, Pennsylvania facilities.

                d)  Promotional expense increased by approximately $0.9 million to $1.5 million for the six months ended June 30, 2005, as compared to $0.6 million for six months ended June 30, 2004 due to increased marketing and promotional efforts related to the expansion of our operations in the United Kingdom.

                e)  Other general and administrative costs increased by approximately $2.8 million to $4.4 million for the six months ended June 30, 2005, as compared to $1.6 million for six months ended June 30, 2004 due to increased facility rents of $0.7 million, increased accounting fees $0.7 million, increased insurance and office costs of $0.5 million and increased miscellaneous costs and costs related to increasing headcount of $0.9 million.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $3.0 million during the six months ended June 30, 2005 to $5.0 million, as compared to $2.0 million in the three months ended June 30, 2004. Research and development costs are composed primarily of costs related to the Company’s efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States and costs to develop our ACE manufacturing system. Our initial Phase III dermal studies and our Phase II dental studies concluded during the three months ended June 30, 2005. These costs include those personnel and laboratory costs related to the FDA trials and certain consulting costs. The total cost of research and development as of June 30, 2005 was $16.9 million. We expect to commence an additional Phase III dermal trial during the fourth quarter of 2005. Further testing requirements for the dermal applications may be imposed by the FDA. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process and the recent developments as to our initial dermal studies (see the Recent Developments section) we are unable to predict what the cost of obtaining approval for the dermal applications will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended June 30, 2005 and 2004.The major changes in research and development expense are due primarily to the following: a) consulting expense increased by approximately $1.1 million to $2.1 million for the six months ended June 30, 2005, as compared to $1.0 million for the six months ended June 30, 2004; b) development costs related to the ACE manufacturing system have increased  by $1.0 million for the six months ended June 30, 2005, as compared to less than $0.1 million for the six months ended June 30, 2004; and c) salaries and payroll taxes increased by approximately $0.9 million to $1.6 million for the six months ended June 30, 2005, as compared to $0.7 million for the six months ended June 30, 2004.

                INTEREST INCOME. Interest income increased to $1.4 million for the six months ended June 30, 2005 compared to less than $0.1 million for the six months ended June 30, 2004. The increase in interest income resulted principally from an increase in the amount of cash held in interest bearing accounts, and our investment in marketable debt securities, as the result of our receipt of $56.8 million in proceeds from the issuance of common stock in the second quarter of 2004 and the issuance of $90 million of 3.5% convertible subordinated debt in the fourth quarter of 2004.

INTEREST EXPENSE.  Interest expense increased to $2.0 million for six months ended June 30, 2005, as compared to zero for the six months ended June 30, 2004. The increase in interest expense is primarily related to the interest expense associated with the issuance on November 1, 2004 of $90 million in principal amount of 3.5% convertible subordinated debt, as well as the related amortization of deferred debt issuance costs of $0.4 million for the three months ended June 30, 2005.

NET LOSS. Net loss for the six months ended June 30, 2005 was $16.4 million as compared to a net loss of $8.7 million for the six months ended June 30, 2004. This increase in net loss represents the effects of the increases in selling, general and administrative expenses and research and development expenses, partially offset by the increase in our sales, decrease in gross loss and increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the six months ended June 30, 2005, amounted to $15.5 million, as compared to the $6.4 million of cash used in operating activities during the six months ended June 30, 2004. The increase in the cash used in operations reflects the increases in our expenses, and in our net loss as discussed above (adjusted for non-cash expenditures). For both the quarters ended June 30, 2005 and June 30, 2004, we financed our operating cash flow needs from our cash on hand at the beginning of the periods. Those cash balances were the result of debt and equity offerings we completed in 2004 and 2003.

Investing Activities

Cash used by investing activities during the six months ended June 30, 2005 amounted to $14.5 million as compared to cash used by investing activities of $0.4 million during the six months ended June 30, 2004. This increase in cash used is due to our capital expenditures of $12.5 million during the six months ended June 30, 2005, which consisted primarily of our April 2005 purchase of the Switzerland land and buildings for $10.0 million and purchases related the Exton, Pennsylvania facility production equipment, and the net purchases of short-term investments of $2.0 for the six months ended June 30, 2005.

Financing Activities

                Cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2005, as compared to $56.9 million for the six months ended June 30, 2004. In the prior year period, the cash flows represented cash received upon the issuance of common stock.

Working Capital

As of December June 30, 2005, we had cash, cash equivalents and short-term investments of $88.4 million and working capital of $82.5 million (including our cash and short-term investments). We believe our existing capital resources are adequate to finance our operations until June 30, 2007; however, our long-term viability is dependent upon successful operation of our business, our ability to automate our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

In November 2004, we issued $90.0 million in principal amount of 3.5% convertible subordinated notes due November 1, 2024.

The notes are our general, unsecured obligations. The notes are subordinated in right of payment, which means that they will rank in right of payment behind other indebtedness of ours. In addition, the notes are effectively subordinated to all existing and future liabilities of our subsidiaries. We will be required to repay the full principal amount of the notes on November 1, 2024 unless they are previously converted, redeemed or repurchased.

The notes bear interest at an annual rate of 3.5% from the date of issuance of the notes. We will pay interest twice a year, on each May 1 and November 1, until the principal is paid or made available for payment or the notes have been converted. Interest will be calculated on the basis of a 360-day year consisting of twelve 30-day months.

The note holders may convert the notes into shares of our common stock at any time before the close of business on November 1, 2024, unless the notes have been previously redeemed or repurchased. The initial conversion rate (which is subject to adjustment) for the notes is 109.2001 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $9.16 per share. Holders of notes called for redemption or submitted for repurchase will be entitled to convert the notes up to and including the business day immediately preceding the date fixed for redemption or repurchase.

At any time on or after November 1, 2009, we may redeem some or all of the notes at a redemption price equal to 100% of the principal amount of such notes plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date.

The note holders will have the right to require us to repurchase their notes on November 1 of 2009, 2014 and 2019. In addition, if we experience a fundamental change (which generally will be deemed to occur upon the occurrence of a change in control or a termination of trading of our common stock), note holders will have the right to require us to repurchase their notes. In the event of certain fundamental changes that occur on or prior to November 1, 2009, we will also pay a make-whole premium to holders that require us to purchase their notes in connection with such fundamental change.

                Inflation did not have a significant impact on the Company’s results during the six months ended June 30, 2005.

OFF-BALANCE SHEET TRANSACTIONS

                We do not engage in material off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Our market risk relates to foreign currency transactions and the potential effects of changes in exchange rates.  Such market risks have not changed materially from those described in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005, except that during the six months ended June 30, 2005, the Company purchased approximately $10 million of land and buildings located in Switzerland. These assets are translated from Swiss francs into U.S. dollars each accounting period and the effect of such translation is reflected as a separate component of consolidated stockholders’ equity. Our consolidated stockholders’ equity fluctuates depending on the weakening or strengthening of the U.S. dollar against the foreign currency in which foreign assets and liabilities are denominated.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Quarterly Report”), our Interim Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation of these disclosure controls and procedures, the Certifying Officers have concluded that the disclosure controls and procedures were not effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report was being prepared.

In our Amended Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the SEC on April 28, 2005, we disclosed that our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, which was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO Framework), had identified five material weaknesses, as follows:

•                                            The Company’s accounting systems and control procedures, including certain control procedures that are dependent on the review of the Company’s accounting by management, were inadequate to insure that certain indirect costs associated with the production process were properly classified in the Company’s financial statements.

•                                            The Company failed to perform certain control procedures designed to ensure that the financial statement presentations and related disclosures were complete and in accordance with generally accepted accounting principles.

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

As of June 30, 2005, the Certifying Officers have assessed our disclosure controls and have not identified any material weaknesses that were not previously identified as of December 31, 2004. The Company has been in the process of implementing changes and improvements in its system of internal controls over financial reporting on a continuous basis. Our Certifying Officers have determined as of June 30, 2005 that we have remedied the first three material weaknesses listed above that occurred as of December 31, 2004:

•                                          The Company remedied the weakness in its internal controls, including certain control procedures that are dependent on the review of the Company’s accounting by management, that had previously been inadequate to insure that certain indirect costs associated with the production process were properly classified in the Company’s financial statements.

•                                          The Company completed the design and implementation of certain control procedures designed to ensure that the financial statement presentations and related disclosures were completed in accordance with generally accepted accounting principles. Such control procedures included the hiring of two new qualified accounting employees and compliance with a control procedure whereby, on a quarterly basis, a financial reporting disclosure checklist is completed to ensure financial statement presentation and disclosures are in accordance with generally accepted accounting principles and SEC requirements.

•                                            The Chief Financial Officer is no longer actively involved in the preparation of the financial statements, and therefore provides an independent review and quality assurance function within the accounting and financial reporting group.

                The Company plans to continue to implement changes and improvements in its system of internal controls over financial reporting. During the three months ended June 30, 2005, the Company hired two new accounting employees, whom the Company believes will assist in addressing the remaining material weaknesses discussed above. The Company will continue to evaluate its disclosure controls and procedures, and to seek to both implement, on a timely basis, changes to its disclosure controls and procedures that may be necessary to keep them effective in light of any changes in the nature of its business and any rapidly changing environment, and improve them.

Except as described above, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2005, the Company issued 810,000 options outside of the Company’s registered stock option plans. The exercise prices range from $4.45 to $5.08 per share.  650,000 of these options vest over three years from the date of grant and 160,000 of these options vest over two years from the date of grant.. We relied upon Section 4(2) and/or Regulation D under the Securities Act in connection with these sales. The securities were sold to “accredited investors” within the meaning of the rules and regulations issued under the Securities Act, or to sophisticated persons that had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Our annual meeting of stockholders was held on June 23, 2005.

(b)  Henry Y. L. Toh and Ralph V, DeMartino were elected at the annual meeting to serve until our 2008 annual meeting of stockholders or until their successors are duly elected and qualified. In addition to Messrs. Toh and DeMartino, the directors whose terms of office continued after the meeting were: Frank DeLape, Steve Morrell, Marshall G. Webb, Susan Ciallella and Steven Fanning.

(c)  In addition to the election of directors, there were three additional matters presented to the stockholder vote at the annual meeting: the ratification of BDO Seidman, LLP, the adoption of the 2005 Equity Incentive Plan, and the increase of authorized shares of common stock. The following table is a tabulation of the final votes for each of the matters presented at the annual meeting:

	Affirmative	Withheld/	Broker
	Votes	Negative Votes	Abstentions	Non-Votes
Election of Henry Y. L. Toh	19,313,074	4,624,177	—	—

Election of Ralph V. DeMartino	17,483,062	6,454,189	—	—

Ratification of BDO	22,388,310	1,536,070	12,871	—

Adoption of the 2005 Equity Incentive Plan	6,831,687	6,351,482	24,851	10,729,231

Increase in the number of authorized shares of Common Stock from 50 million shares to 100 million shares	19,743,796	4,176,959	16,495	—

(d)   n/a.

ITEM 5. OTHER INFORMATION

On August 3, 2005, Mr. Stephen J. Fanning resigned from the Company's Board of Directors.

ITEM 6.  EXHIBITS

(a)           Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3(i)	Certificate of Incorporation of Isolagen, Inc., as amended

10.1	Employment Agreement between Isolagen, Inc. and Marie Lindner, M.D.

10.2	Amended and Restated Employment Agreement between Isolagen, Inc. and Frank DeLape

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.

Date: August 9, 2005	By:	/s/ Martin E. Schmieg
Martin E. Schmieg, CFO
(Principal Financial Officer)