Form 10-Q
period 2005-09-30
ISOLAGEN INC
filed 2005-11-09
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  ☒ Yes  ☐ No

As of November 6, 2005, issuer had 34,260,289 shares of issued and 30,260,289 shares outstanding common stock, par value $0.001.

TABLE OF CONTENTS

Part I.	Financial Information	1

Item 1.	Financial Statements (unaudited)	1

	Consolidated Balance Sheets September 30, 2005 and December 31, 2004	1

	Consolidated Statements of Operations Three months ended September 30, 2005 and September 30, 2004	2

	Nine months ended September 30, 2005 and September 30, 2004 and cumulative period from inception to September 30, 2005	3

	Consolidated Statements of Shareholders’ Equity from inception to September 30, 2005	4

	Consolidated Statements of Cash Flows Nine months ended September 30, 2005 and September 30, 2004 and cumulative period from inception to September 30, 2005	10

	Notes to Unaudited Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

Part II.	Other Information	41

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	42

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Isolagen, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$52,310,367	$64,329,356
Short-term investments and securities held for sale	25,550,000	51,809,660
Accounts receivable; net of allowance for doubtful accounts of $137,567 and $50,533	748,554	1,516,591
Inventory	469,606	1,010,768
Other receivables	323,575	350,861
Prepaid expenses	632,478	769,984
Assets held for sale	59,075	—
Total current assets	80,093,655	119,787,220

Property and equipment, net	16,835,016	3,634,992
Intangible assets	540,000	540,000
Other assets, net of amortization of $686,803 and $124,873	3,328,332	4,158,926
Total assets	$100,797,003	$128,121,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,616,756	$2,360,363
Accrued expenses	3,443,138	3,441,805
Deferred revenue	2,383,657	2,923,328
Total current liabilities	8,443,551	8,725,496

Long-term debt	90,000,000	90,000,000
Other long-term liabilities	25,787	410,217
Total liabilities	98,469,338	99,135,713
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized	34,260	34,195
Additional paid-in capital	109,844,725	109,935,174
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive income (loss)	(415,780)	464,110
Accumulated deficit during development stage	(81,161,540)	(55,474,054)
Total stockholders’ equity	2,327,665	28,985,425
Total liabilities and stockholders’ equity	$100,797,003	$128,121,138

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For Three Months Ended September 30,
	2005	2004

Revenues:
Product sales	$1,819,975	$1,342,804
License fees	—	—
Total revenues	1,819,975	1,342,804

Cost of sales	2,025,006	1,753,172
Gross loss	(205,031)	(410,368)

Operating expenses:
Selling, general and administrative	6,553,596	4,660,139
Research and development	2,337,063	1,566,695
Operating loss	(9,095,690)	(6,637,202)

Other income (expense):
Interest income	766,893	201,788
Other income	41,011	—
Interest expense	(979,281)	—
Net loss and net loss attributable to common stockholders	$(9,267,067)	$(6,435,414)

Per share information:
Net loss basic and diluted	$(0.31)	$(0.19)

Weighted average number of basic and diluted common shares outstanding	30,256,965	34,050,563

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

			Cumulative Period
			December 28, 1995
	Nine Months Ended September 30,		(date of inception)
	2005	2004	to September 30, 2005
Revenues:
Product sales	$6,833,022	$2,176,407	$12,899,063
License fees	—	—	260,000
Total revenues	6,833,022	2,176,407	13,159,063

Cost of sales	7,209,609	3,509,603	15,781,451
Gross loss	(376,587)	(1,333,196)	(2,622,388)

Operating expenses:
Selling, general and administrative expenses	17,237,833	10,521,190	45,615,258
Research and development	7,368,565	3,548,500	19,281,750
Operating loss	(24,982,985)	(15,402,886)	(67,519,396)

Other income (expense):
Interest income	2,119,807	241,409	2,964,113
Other income	112,555	—	292,595
Interest expense	(2,936,863)	—	(3,885,167)
Net loss	(25,687,486)	(15,161,477)	(68,147,855)

Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Net loss attributable to common shareholders	$(25,687,486)	$(15,161,477)	$(81,161,540)

Per share information:
Net loss basic and diluted	$(0.85)	$(0.51)	$(6.18)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(1.04)
Preferred stock dividends	—	—	(0.14)
Net loss attributed to common shareholders – basic and diluted	$(0.85)	$(0.51)	$(7.36)

Weighted average number of basic and diluted common shares outstanding	30,240,203	29,600,021	11,030,070

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

										Accumulated	Accumulated	Total
	Series A		Series B							Other	Deficit During	Shareholder
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/07/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)

Issuance of common stock for cash on 12/27/97	—	$—	—	$—	21,182	$21	$94,979	—	$—	$—	—	$95,000
Issuance of common stock for services 09/01/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

Issuance of common stock for cash on 08/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	—	$20,067
Repurchase of common stock on 09/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)

Issuance of common stock for cash on 09/10/99	—	$—	—	$—	52,506	$53	$149,947	—	$—	$—	—	$150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (continued)

										Accumulated	Accumulated	Total
	Series A		Series B							Other	Deficit During	Shareholder
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 01/18/00	—	$—	—	$—	53,583	$54	$1,869	—	$—	$—	$—	$1,923
Issuance of common stock for services on 03/01/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 04/04/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

Issuance of common stock for services on 07/01/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for service son 07/01/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 08/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 08/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 08/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 08/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 08/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 08/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 08/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 08/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 08/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for service on 08/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 08/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 09/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
Uncompensated contribution of services – 3rd qtr	—	—	—	—	—	—	55,556	—	—	—	—	55,556

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (continued)

										Accumulated	Accumulated	Total
	Series A		Series B							Other	Deficit During	Shareholder
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 11/01/01	—	$—	—	$—	145,933	$146	$218,754	—	$—	$—	$—	$218,900
Uncompensated contribution of services – 4th qtr	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400

Uncompensated contribution of services – 1st qtr	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 04/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 05/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 05/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 06/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services – 2nd qtr	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 07/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 08/01/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 09/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services – 3rd qtr	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services – 4th qtr	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income: net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (continued)

										Accumulated	Accumulated	Total
	Series A		Series B							Other	Deficit During	Shareholder
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 01/07/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 03/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 03/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services – 1st qtr	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 05/09/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 05/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock – 2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock – 2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services – 2nd qtr	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash 3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 08/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock – 3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock – 3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash 4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock – 4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income: net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (continued)

										Accumulated	Accumulated	Total
	Series A		Series B							Other	Deficit During	Shareholder
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock – 1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options – 1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants – 1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors – 1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock for cash in connection with exercise of warrants – 2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash 2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors – 2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants – 3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options – 3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants – 3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors – 3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants – 4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees and directors – 4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock – 4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income: net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for- sale securities	—	—	—	—	—	—	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (continued)

										Accumulated	Accumulated	Total
	Series A		Series B							Other	Deficit During	Shareholder
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Shares	Amount	Income/(Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options – 1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees and directors – 1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Compensation expense on options and warrants issued to non-employees and directors – 2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employee and directors – 3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock – 2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Conversion of warrants into common stock – 3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Comprehensive income: net loss	—	—	—	—	—	—	—	—	—	—	(25,687,486)	(25,687,486)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(869,885)	—	(869,885)
Other comprehensive income, net unrealized loss on available-for- sale securities	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(26,567,376)

Balance, 09/30/05	—	$—	—	$—	34,260,289	$34,260	$109,844,725	4,000,000	$(25,974,000)	$(415,780)	$(81,161,540)	$2,327,665

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			Cumulative Period
			December 28, 1995
	Nine Months Ended September 30,		(date of inception)
	2005	2004	to September 30, 2005
Cash flows from operating activities:
Net loss	$(25,687,486)	$(15,161,477)	$(68,147,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity awards issued for services	(165,384)	1,783,093	3,367,801
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	1,179,509	849,987	3,485,766
Provision for doubtful accounts	90,114	—	140,647
Amortization of debt issue costs	561,929	—	686,802
Amortization of debt discounts	(508,983)	—	(508,983)
Loss on disposal or impairment of property and equipment	1,345,905	—	1,921,766
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	521,344	(1,277,926)	(971,784)
(Increase) decrease in other receivables	168,073	(285,468)	(161,355)
(Increase) decrease in inventory	489,348	(620,229)	(497,758)
(Increase) decrease in prepaid expenses	113,594	(362,701)	(631,229)
(Increase) decrease in other assets	225,942	(357,257)	(62,859)
Increase (decrease) in accounts payable	(552,201)	2,341,292	1,748,709
Increase (decrease) in accrued expenses	(233,281)	2,200,167	3,034,476
Increase (decrease) in deferred revenue	(305,400)	1,491,543	2,487,068
Net cash used in operating activities	(22,756,977)	(9,398,976)	(53,353,232)
Cash flows from investing activities:
Purchase of property and equipment	(15,700,256)	(1,723,094)	(22,041,792)
Proceeds from the sale of property and equipment	—	—	34,300
Purchase of investments	(77,498,313)	—	(150,298,313)
Proceeds from sales and maturities of investments	104,257,000	—	125,257,000
Net cash provided by (used in) investing activities	11,058,431	(1,723,094)	(47,048,805)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	75,000	57,169,849	78,907,720
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)
Net cash provided by financing activities	75,000	57,169,849	152,480,859
Effect of exchange rate changes on cash balance	(395,443)	40,889	231,545
Net increase (decrease) in cash and cash equivalents	(12,018,989)	46,088,668	52,310,367
Cash and cash equivalents, beginning of period	64,329,356	15,935,558	—
Cash and cash equivalents, end of period	$52,310,367	$62,024,226	$52,310,367
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,557,500	$—	$1,707,783
Deemed dividend associated with beneficial conversion of preferred stock	—	—	11,423,824
Preferred stock dividend	—	—	1,589,861
Uncompensated contribution of services	—	—	755,556
Common stock issued for intellectual property	—	—	540,000
Equipment acquired through capital lease	—	167,154	167,154

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1.       Basis of Presentation, Business and Organization

Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation (“Isolagen” or the “Company”) is the parent company of Isolagen Technologies, Inc., a Delaware corporation (“Isolagen Technologies”). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”). The common stock of the Company, par value $0.001 per share, (“Common Stock”) is traded on the American Stock Exchange (“AMEX”) under the symbol “ILE.”

Isolagen specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. Autologous cellular therapy is the process whereby a patient’s own cells are extracted, allowed to multiply and then injected into the patient for applications such as correction and reduction of the normal effects of aging like wrinkles and nasolabial folds. The procedure is minimally invasive and non-surgical.

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

On April 7, 2004, the Company submitted a request for a Special Protocol Assessment, or SPA, to the FDA with all the supporting information for its two pivotal Phase III clinical trials for specific dermal applications. In the SPA process, the FDA reviewed the design and size of a proposed Phase III program and provided comments regarding the adequacy of the clinical trial design to support a claim of efficacy in an approvable Biologics License Application, or BLA. The FDA’s comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and efficacy of a product candidate is identified after the Phase III program commences. In May 2004, the FDA approved the Company’s request for an SPA relating to the design of two pivotal Phase III clinical trials to be conducted by Isolagen in support of registration of the Isolagen Process for the treatment of nasolabial folds and glabellar lines. In July 2004, the Company announced the commencement of two pivotal Phase III trials, which were conducted in two different geographic populations in the United States as two identical trials for the treatment of facial wrinkles. These trials were randomized, double blind and placebo-controlled and were being conducted at various sites in the United States. The trials, which were conducted simultaneously, each had in excess of 100 patients split evenly between the treatment group and the placebo group. Efficacy was measured by a two-point improvement on a six-point scale, as evaluated by an independent assessor at four, six, nine and twelve months. The Company announced on August 1, 2005 the results of the Phase III dermal studies. The dermal studies met three of the four primary end points and achieved statistical significance when combined. The studies’ primary endpoints were based on blinded physician visual assessment using a six-point scale with a two point change required to meet the endpoint and patient assessment using a Visual Analog Scale. Trial B of the study proved to be clinically and statistically significant with both the patient and physician assessment achieving positive results. Trial A results were mixed with a positive assessment from the patients only. In addition, there was a wide variance in results from site to site with a range of response rates from 73.3% to 7.6%, where a “response” represents an improvement of at least two points, on a six point scale, based on a visual assessment performed by the physician. We believe that this range of outcomes suggests that results are dependent on injection technique. The Company has commenced preparations for a 100 patient clinical trial with a six month endpoint during the fourth quarter of 2005.

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

The Company’s goal is to become a leading provider of solutions for soft tissue regeneration. The Company currently sells its dermal product in the United Kingdom. The Company plans to expand sales of its dermal product to other parts of Europe, Asia and the Americas.

Through September 30, 2005, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, commencing its UK operations and raising capital. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2006. The Company will finance its operations primarily through its existing cash and future financing.

The Company’s ability to operate profitably under its current business plan is largely contingent upon its success in obtaining regulatory approval to sell its products and upon its successful development of markets for its products and profitable manufacturing processes. The Company may be required to obtain additional capital in the future to expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods, or obtain any such additional capital as it might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations could be negatively impacted.

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

As of September 30, 2005, the Company had cash and cash equivalents and short-term investments of $77.9 million. The Company believes that its existing capital resources are adequate to finance its operations until June 30, 2007; however, its long-term viability is dependent upon successful operation of its business, its ability to automate its manufacturing process, the approval of its products and the ability to raise additional debt and equity to meet its business objectives.

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

Note 2.                      Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005 and the Amended Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 28, 2005.

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

Balances of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity, at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Unrealized gains on available-for-sale securities	$—	$10,005
Foreign currency translation adjustment	(415,780)	454,105
Accumulated other comprehensive income (loss)	$(415,780)	$464,110

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At September 30, 2005, the Company had $2,713,334 of restricted cash. This cash is restricted for the purpose of securing future Exton, Pennsylvania facility lease payments due monthly through March 2008.

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

Short-Term Investments

At September 30, 2005, the Company held certain investments in marketable debt securities as a means of temporarily investing the proceeds from its issuance of shares of common stock and 3.5% Convertible Subordinated Notes until the funds are needed for operating purposes. These investments are being accounted for as “available-for-sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with any unrealized gains and losses recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

The following sets forth information concerning marketable debt securities as of September 30, 2005:

Type of Issue	Maturity	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
State and local government	2012-2044	$25,550,000	—	$25,550,000
		$25,550,000	—	$25,550,000

The Company’s investments in state and local government are principally investments in Auction Rate Securities (“ARS”), for which the interest rates are reset periodically through a Dutch auction process.

The following sets forth the aggregate maturities of the Company’s investments in marketable debt securities without regard to the dates at which the interest rates for ARS investments reset:

Maturity	Amortized Cost	Fair Value
2005	$—	$—
2006-2010	—	—
2011-2015	3,000,000	3,000,000
2016 and after	22,550,000	22,550,000
	$25,550,000	$25,550,000

Proceeds from the sale of available-for-sale marketable debt securities were $33,447,000 and $104,257,000 for the three and nine months ended September 30, 2005, and no realized gains and losses based on specific identification were included in the results of operations upon those sales.

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

Included in property and equipment at September 30, 2005, as construction-in-progress, is $7,018,000 related to a Switzerland building currently under renovation. During the three months ended September 30, 2005, the Company completed the construction of the Exton production facility, which was previously recorded as construction-in-progress.

During the three months ended September 30, 2005, the Company determined that a certain third-party developed software system (the “MES” system) was impaired and, accordingly, recorded a charge of $1,346,000 to selling, general and administrative expense. Previous to the impairment charge, certain components of the MES system had been placed in use and certain components were still in development.  The gross balance and accumulated depreciation related to the MES system components placed in use was $629,000 and $146,000, respectively, at the time of the impairment charge and was being depreciated over five years. The balance related to the MES system components still in development, for which amortization had not commenced at the time of the impairment charge, was $863,000.

Intangible assets

The Company’s intangible assets represent patent applications which are recorded at cost. The Company has filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company’s technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are expensed, unless future benefits are reasonably assured, in which case the costs are capitalized and amortized over their useful life. The Company currently has $540,000 included in intangible assets at September 30, 2005 and December 31, 2004 related to two pending patents. Amortization of this amount will begin once these patents are issued by the United States Patent and Trademark Office. The Company reviews the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

Debt Issue Costs

The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in Other Assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $3,059,000 at September 30, 2005 and approximately $3,621,000 at December 31, 2004.

Accrued liabilities

At September 30, 2005 and December 31, 2004, accrued liabilities include $497,000 and $493,000, respectively, for accrued compensation costs. At September 30, 2005 and December 31, 2004, accrued liabilities include $1,312,500 and $508,000, respectively, for accrued interest expense.

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

Shipping and handling costs

The Company typically does not charge customers for shipping and handling costs. Such costs are included in selling, general and administrative expenses.

Research and development expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Research and development costs also include costs to develop new and automated technologies and manufacturing, cell collection and logistical process improvements. We are currently developing an automated cell expansion system that will permit an automated cell growth and harvesting process. It is anticipated that the automated cell expansion system will eliminate several of the steps and materials involved in our current system, which we expect will lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production. However, the commercial viability of the automation techniques under consideration is uncertain, and we do not know whether we will be successful in implementing the automated cell expansion system.

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

The following sets forth information about the major components of the exit costs:

	Costs Incurred for Three Months Ended September 30, 2005	Costs Incurred for Nine months Ended September 30, 2005	Cumulative Costs Incurred to Date
Employee severance	$—	3,695	$208,589
Lease decommission costs	81,252	81,252	81,252
Contract termination	—	66,527	428,152
Total	$81,252	151,474	$717,993

The following sets forth information about the changes in the accrued exit costs for the nine months ended September 30, 2005:

	Accrued Liability December 31, 2004	Costs Charged to Expense	Costs Paid or Settled	Accrued Liability September 30, 2005
Employee severance	$—	$3,695	$(3,695)	$—
Lease decommission costs	—	81,252	—	81,252
Contract Termination	361,625	66,527	(428,152)	—
Total	$361,625	$151,474	$(431,847)	$81,252

The Company has discontinued depreciating the equipment it intends to dispose of and has reclassified the equipment, at estimated fair value, as assets held for sale in the consolidated balance sheet. The fair market value of lab and office equipment is approximately $59,000.

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

Had compensation costs for the Company’s stock option grants to employees and directors been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common shareholders, as reported	$(9,267,067)	$(6,435,414)	$(25,687,486)	$(15,161,477)
Add: Stock-based employee compensation expense (gain) included in reported net loss, net of related tax effects of $0	2,066	—	28,774	339,505

Less: Total stock-based employee compensation expense determined under fair value based method for all rewards granted to employees, net of related tax effect of $0	(685,110)	(1,106,020)	(2,117,080)	(3,180,405)
Net loss, pro forma	$(9,950,111)	$(7,541,434)	$(27,775,792)	$(18,002,377)

Net loss per share, as reported:
basic and diluted	$(0.31)	$(0.19)	$(0.85)	$(0.51)
Net loss per share, pro forma:
basic and diluted	$(0.33)	$(0.22)	$(0.92)	$(0.61)

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on net loss per share have been estimated at the date of grant using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Expected life (years)	5 Years	5 Years
Interest rate	4%	4%
Dividend yield	—	—
Volatility	78%	71%

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

At September 30, 2005, options and warrants to purchase 8,351,622 shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect. At September 30, 2004, options and warrants to purchase 7,921,836 shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect. In addition, our 3.5% convertible, subordinated debt is convertible at $9.16 per common share, but the shares issuable upon the conversion of this debt were not included in the computation of diluted earnings per share due to the antidilutive effect

Comprehensive loss

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

	Three months ended September 30, 2005	Three months ended September 30, 2004
Net loss	$(9,267,067)	$(6,435,414)
Foreign currency translation adjustment	(124,596)	(5,390)
Comprehensive loss	$(9,391,663)	$(6,440,804)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Net loss	$(25,687,486)	$(15,161,477)
Foreign currency translation adjustment	(869,885)	18,180
Net unrealized loss on available-for-sale securities	(10,005)	—
Comprehensive loss	$(26,567,376)	$(15,143,297)

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s marketable debt securities are carried at fair value. The Company’s convertible subordinated debentures were quoted at approximately 50% of par value on September 30, 2005. Accordingly, the fair value of our convertible subordinated debentures is approximately $45,000,000 at September 30, 2005.

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

Note 3.                     Contingencies

Federal Securities Litigation

The Company and certain of its current and former officers and directors are defendants in class action cases pending in the United States District Court for the Southern District of Texas and the United States District Court for the Eastern District of Pennsylvania. On August 18, 2005, Elliot Liff brought an action styled, C.A. No. H-05-2887, Elliot Liff v. Isolagen, Inc., Frank M. Delape, Robert J. Bitterman, Michael Macaluso, Jeffrey W. Tomz, Olga Marko, William K. Boss, Jr. and Michael Avignon, in the United States District Court for the Southern District of Texas.

In this action, the Plaintiff purports to bring a federal securities fraud class action on behalf of purchasers of the publicly traded securities of Isolagen between March 3, 2004 and August 1, 2005, including purchasers of Isolagen stock issued in connection with and traceable to Isolagen’s June 2004 common stock offering. The action asserts that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 by making certain false statements and omissions to the investing public regarding the Company’s business operations, management, and intrinsic value of Isolagen’s publicly traded securities.  The Complaint also alleges liability against the individual defendants under Section 20(a) of the Exchange Act.

On September 16, 2005, Ronald Gargiulo brought an action styled, C.A. No. 05-cv-4983, Ronald A. Gargiulo v. Isolagen, Inc., Frank M. DeLape, Robert J. Bitterman, Michael Macaluso, Jeffrey W. Tomz, Olga Marko, William K. Boss, Jr. and Michael Avignon, in the United States District Court for the Eastern District of Pennsylvania. This action (and another subsequently filed action in the Eastern District of Pennsylvania) makes substantially similar allegations against the defendants.

Four movants have subsequently made applications under the Private Securities Litigation Reform Act of 1995 to be appointed Lead Plaintiff and Lead Counsel. Those applications are pending before the courts.

The Company anticipates that after Lead Plaintiff and Lead Counsel are selected, an amended consolidated complaint will be filed and that the Company and the individual defendants will move to dismiss that complaint. If the Company is unsuccessful in its motion to dismiss the complaint, it intends to defend these actions vigorously. However, the Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements. The Company will expense its legal costs as they are incurred.

Derivative Actions

The Company is the nominal defendant in derivative actions pending in State District Court in Harris County, Texas and the United States District Court for the Southern District of Texas. On September 28, 2005, Carmine Vitale filed an action styled, Cause No. 2005-61840, Carmine Vitale v. Frank DeLape, Robert J. Bitterman, Michael Macaluso, Jeffrey W. Tomz, Steven Morrell, Henry Y.L. Toh, Ralph V. De Martino, Marshall G. Webb, William K. Boss, Jr., Michael Avignon and Isolagen, Inc., in the 55th Judicial District Court of Harris County, Texas.

In this action, the plaintiff purports to bring a shareholder derivative action on behalf of the Company against certain of the Company’s current and former officers and directors. The Plaintiff alleges that the individual defendants breached their fiduciary duties to the Company and engaged in other wrongful conduct. Certain individual defendants are accused of improper trading in Isolagen stock.

The plaintiff did not make a demand on the Board of Isolagen prior to bringing the action and plaintiff alleges that a demand was excused under the law as futile.

On October 8, 2005, Richard Keene, filed an action styled, C.A. No. H-05-3441, Richard Keene v. Frank M. DeLape, Robert J. Bitterman, Michael Macaluso, Jeffrey W. Tomz, Olga Marko, William K. Boss, Jr., Michael Avignon, Steven Morrell, Henry Y.L. Toh, Ralph De Martino, Marshall G. Webb, and Isolagen, Inc., in the United States District Court for the Southern District of Texas. This action makes substantially similar allegations as the Vitale action.  The plaintiff also alleges that his failure to make a demand on the Board prior to filing the action is excused as futile.

The Company has not appeared in the derivative cases and expects to make a motion seeking dismissal of the actions on the grounds that a demand was required prior to the filing of the cases. If the Company is unsuccessful in its motion to dismiss the complaint, it intends to defend these actions vigorously. However, the Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements. The Company will expense its legal costs as they are incurred.

Other Matters

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

The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business.  Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

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

Common Stock

During the three months ended March 31, 2005, the Company issued 25,000 shares of common stock for cash totaling $75,000 in connection with the exercise of stock options. During the three months ended June 30, 2005, the Company issued 27,785 shares of common stock in exchange for the cashless exercise of warrants. During the three months ended September 30, 2005, the Company issued 12,605 shares of common stock in exchange for the cashless exercise of warrants.

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

During the three months ended March 31, 2005, the Company issued under the Stock Plan a total of 56,000 options to purchase its common stock with an exercise price of $7.24 per share to three employees. The options vest over a three year period from the date of grant. During the three months ended June 30, 2005, the Company issued under the Stock Plan a total of 1,100 options to purchase its common stock with an exercise price of $5.08 per share to one employee. The options vest over a three year period from the date of grant.  No options under the Stock Plan were issued during the three months ended September 30, 2005.

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

During the three months ended March 31, 2005, the Company issued a total of 80,000 options to purchase its common stock with an exercise price of $7.67 per share to four board members. The options vest over a one year period.  Further, the Company issued a total of 100,000 options to purchase its common stock with an exercise price of $7.24 per share to six employees. The options vest over a three year period from the date of grant. No options were granted under the 2003 Stock Plan during the three months ended June 30, 2005 or the three months ended September 30, 2005.

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

During the three months ended June 30, 2005, the Company issued 400,000 options to purchase its common stock with an exercise price of $3.45 per share to the Company’s former Chairman and Interim Chief Executive Officer under the 2005 Stock Plan. The options vest on a monthly basis from the date of grant through December 31, 2007. During the three months ended September 30, 2005, the Company issued under the 2005 Stock Plan a total of 315,000 options to purchase its common stock with exercise prices ranging from $1.92 to $4.16 per share to ten employees. The options vest over a three year period from the date of grant.

Other Stock Options

During the three months ended March 31, 2005, the Company did not issue any options outside the Stock Plan or the 2003 Stock Plan. During the three months ended June 30, 2005, the Company issued 810,000 options outside the Stock Plan, the 2003 Stock Plan and the 2005 Stock Plan. The exercise prices range from $4.45 to $5.08 per share.  650,000 of these options vest over three years from the date of grant and 160,000 of these options vest over two years from the date of grant. During the three months ended September 30, 2005, the Company did not issue any options outside the Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan.

Warrants and Options Issued for Services

As of September 30, 2005, the Company has outstanding 653,600 warrants and options issued to non-employees under consulting and distribution agreements. The following sets forth certain information concerning these warrants and options:

	Vested	Unvested
Warrants and options outstanding	498,600	155,000
Vesting period	n/a	24 to 36 mos.
Range of exercise prices	$1.50-10.49	$3.50-10.49
Weighted average exercise price	$5.12	$5.92
Expiration dates	2007-2013	2007-2013

Income related to these contracts was approximately $100,000 and $200,000 for the three and nine months ended September 30, 2005, respectively.  Expense related to these contracts was approximately $200,000 and $1,500,000 million for the three and nine months ended September 30, 2004, respectively. The income and expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions for the nine months ended September 30, 2005 and 2004:

	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Expected life (years)	5 Years	5 Years
Interest rate	4%	4%
Dividend yield	—	—
Volatility	83%	83%

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

The following sets forth revenues and property and equipment, net, by geographical location:

	Revenues Three months ended September 30,
	2005	2004
United States	$—	$—
United Kingdom	1,638,906	1,232,176
Australia	—	110,628
Other	181,069	—
Total	$1,819,975	$1,342,804

	Revenues Nine months ended September 30,
	2005	2004
United States	$—	$—
United Kingdom	6,173,787	1,888,471
Australia	—	287,936
Other	659,235	—
Total	$6,833,022	$2,176,407

	Property and Equipment, net
	September 30, 2005	December 31, 2004
United States	4,136,790	1,824,296
United Kingdom	1,901,840	1,574,077
Switzerland	10,796,386	—
Australia	—	236,619
Total	$16,835,016	$3,634,992

Note 6.                     Subsequent Events

On October 3, 2005, the Company announced that the Board of Directors had appointed Susan Ciallella to the position of Interim Chief Executive Officer. Ms. Ciallella’s appointment followed the resignation of Frank DeLape from the post of Interim CEO. Ms. Ciallella previously served as Executive Vice President, General Counsel and Secretary and is a member of the Company’s Board of Directors. Ms. Ciallella will retain these duties in addition to the duties of

Interim CEO. There will be no change in Ms. Ciallella’s compensation agreement. Mr. DeLape continued as Non-Executive Chairman of the Board.

In connection with the resignation of Frank DeLape as Chairman of the Board and member of the Board of Directors of Isolagen, Inc. (“Isolagen”), effective as of October 27, 2005, Isolagen, Isolagen Technologies, Inc. and Frank DeLape have entered into a Separation and Release Agreement (the “Agreement”). Pursuant to the Agreement, Mr. DeLape agreed, among other things, to (a) resign all positions with Isolagen and all of its subsidiaries and to terminate his employment with Isolagen, (b) certain lock-up and standstill restrictions in respect of Isolagen shares he and his affiliates own through July 2006, and (c) execute a release for the benefit of Isolagen and its subsidiaries.  Isolagen agreed, among other things, to pay a separation payment in the amount of $210,000, beginning on Mr. DeLape’s resignation date through March 15, 2006. Mr. DeLape also will retain options to purchase (a) 650,000 shares of common stock of Isolagen, par value $.001 per share (“Isolagen Common Stock”) granted on September 1, 2001 at an exercise price of $6.00, which are fully vested as of his resignation date and will be exercisable for a period of two years following his resignation date, (b) 400,000 shares of Isolagen Common Stock granted on February 25, 2003 at an exercise price of $4.50, which are fully vested as of his resignation date and will be exercisable for a period of five years following his resignation date and (c) 150,000 shares of Isolagen Common Stock granted on September 5, 2003 at an exercise price of $9.81, which are fully vested as of his resignation date and will be exercisable for a period of three years following his resignation date. All other unexercised options granted to Mr. DeLape to purchase shares of Isolagen will be cancelled as of Mr. DeLape’s resignation date.  The Amended and Restated Employment Agreement of June 2005 between Frank DeLape and Isolagen has been terminated.   Any options to purchase stock under the 2005 Agreement have been cancelled. The separation payment pursuant to the Separation and Release Agreement reflects the amount that would otherwise be owed under Mr. DeLape’s 2003 Employment Agreement reduced by the amount of certain office expense reimbursements paid to him pursuant to the 2005 Agreement.

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

•                  our ability to decrease our cost of goods sold through the development of our automated cell expansion system that permits an automated harvesting process in a closed loop sterile environment or otherwise through the utilization of automated technologies and manufacturing, cell collection and logistical process improvements, which we believe will eliminate several of the steps and materials involved in our current system and will lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production;

•                  our ability to complete and integrate the automated cell expansion system into our UK operations;

•                  our ability to service the demand for our dermal product in the United Kingdom, which is highly dependent on our ability to complete and integrate the automated cell expansion system or institute other process improvements;

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

•                  no new entrance of competitive products or further penetration of existing products in our markets;

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

RECENT DEVELOPMENTS

The Company announced on August 1, 2005 the results of the Phase III dermal studies. The dermal studies met three of the four primary end points and achieved statistical significance when combined. The studies’ primary endpoints were based on blinded physician visual assessment using a six-point scale with a two point change required to meet the endpoint and patient assessment using a Visual Analog Scale. Trial B of the study proved to be clinically and statistically significant with both the patient and physician assessment achieving positive results. Trial A results were mixed with a positive assessment from the patients only. In addition, there was a wide variance in results from site to site with a range of response rates from 73.3% to 7.6%, where a “response” represents an improvement of at least two points, on a six point scale, based on a visual assessment performed by the physician. We believe that this range of outcomes suggests that results are dependent on injection technique. The Company has commenced preparations for a 100 patient clinical trial with a six month endpoint during the fourth quarter of 2005.

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

On October 3, 2005, the Company announced that the Board of Directors had appointed Susan Ciallella to the position of Interim Chief Executive Officer. Ms. Ciallella’s appointment followed the resignation of Frank DeLape from the post of interim CEO. Ms. Ciallella previously served as Executive Vice President, General Counsel and Secretary and is a member of the Company’s Board of Directors. Ms. Ciallella will retain these duties in addition to the duties of interim CEO. There will be no change in Ms. Ciallella’s compensation agreement.

For a discussion of pending litigation please see Note 3, Contingencies, to the Financial Statements and Part II, Item 1, Legal Proceedings, set forth elsewhere in the Report.

On October 27, 2005, Mr. Delape resigned from the Board of Directors and entered into a Separation Agreement with the Company. Reference is made to the disclosure in Note 6, Subsequent Events, to the Financial Statements and Part II, Item 1, Legal Proceedings, set forth elsewhere in the report.

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

Although the focus of our efforts has been and will continue to be the development, testing and approval of the aesthetic and dental applications of our process, and research into other applications of our process, as a result of which our company is still considered to be a “development stage” enterprise, we have, since 2002, made Isolagen Process injections available to physicians in the United Kingdom and Australia as a means of developing our marketing, sales and manufacturing processes. Revenues from the sale of these treatments were approximately $1.8 million for the three months ending September 30, 2005 and approximately $6.8 million for the nine months ended September 30, 2005.

As of September 30, 2005, we had cash, cash equivalents and short-term investments of $77.9 million. We believe our existing capital resources are adequate to finance our operations until June 30, 2007, however our long-term viability is dependent upon the successful operation of our business, our ability to automate our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Unaudited Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

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

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections, and a service whereby we process a patient’s cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. In accordance with EITF 00-21, the fees charged for both of these services are recognized as revenue ratably over the length of the storage agreement. No separate revenue is recognized for the initial cell expansion service, as we do not offer this service separately and the process of cell expansion has no value without either the subsequent preparation of an injection or the storage of the expanded cells for later use in the preparation of injections. This service resulted in less than $0.1 million of revenue during the three and nine months ended September 30, 2005.

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

If, in the future, the purposes for which we operate our Houston, Texas, or London facilities, or any new facilities we open, changes, the allocation of the costs incurred in operating that facility between cost of sales and research and development expenses could change to reflect such operational changes. During the three months ended June 30, 2005, we commenced a non-cancelable three year operating lease in Exton, Pennsylvania. This new Exton facility currently houses members of our senior management team and the Finance department. We recently began constructing a production line in a portion of this facility in anticipation of eventual FDA approval. We completed the facility during September 2005, and expect to complete validation of the production line by early 2006.

Research and Development Expenses:  Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Research and development costs also include costs to develop new and automated technologies and manufacturing, cell collection and logistical process improvements. We are currently developing an automated cell expansion system that will permit an automated cell growth and harvesting process. It is anticipated that the automated cell expansion system will eliminate several of the steps and materials involved in our current system, which we expect will lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production. However, the commercial viability of the automation techniques under consideration is uncertain, and we do not know whether we will be successful in implementing the automated cell expansion system.

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

Beginning the first quarter of fiscal year 2006, we will be required to adopt SFAS No. 123 (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and we will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost will be recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) must be applied to all options granted or modified after its effective date and also must be applied to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date. We are still studying the requirements of SFAS No. 123 (Revised 2004) and have not yet determined what impact it will have on our results of operations and financial position.

RESULTS OF OPERATIONS

Comparison of the three months ending September 30, 2005 and 2004

REVENUES.  Revenues increased $0.5 million to $1.8 million for the three months ended September 30, 2005, as compared to $1.3 million for the three months ended September 30, 2004. The increase in revenues is primarily attributable to the continuation of operations in the United Kingdom, increased demand over the prior comparable period and, accordingly, increased treatments shipped.  Product volumes, measured by milliliters of product, increased by approximately 135% during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The increase in revenues was less than management anticipated. Management is assessing the structure of its marketing compensation scheme and has commenced market research with the objective of achieving continued revenue growth. Average selling price per milliliter of treatment decreased approximately 35% during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The average selling price has fluctuated and will continue to fluctuate as the Company continues to investigate various price points in the European market.

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

The revenues which we recognized during the three months ended September 30, 2005 and 2004 from our United Kingdom operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. From time to time, we provide promotional incentives, or no charge treatments, to doctors utilizing the Isolagen Process. Such promotional incentives are not reflected as revenues, but rather, are reflected as marketing expense in selling, general and administrative expenses. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections. The fees charged for this service are recognized as revenue ratably over the length of the storage agreement. Revenues from this service in each three month period ended September 30, 2005 and 2004 were less than $0.1 million. Additionally, we offer a service whereby we process a patient’s cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. Revenues from this service, since inception of the Company, are less than $0.1 million.

COST OF SALES.  Costs of sales increased $0.3 million to $2.0 million for the three months ended September 30, 2005, as compared to $1.7 million for the three months ended September 30, 2004. The increase in cost of sales is primarily related to the increase in activities of our London facility. The increase in activity resulted in increases in essentially all categories of costs as this facility increased its commercialization of our process and revenues have increased. For the three months ended September 30, 2005, our cost of sales exceeded revenues as the development and implementation of our automated processes has not yet achieved all of the cost efficiencies we anticipate.

As a percentage of revenues, cost of sales were approximately 111% for the three months ended September 30, 2005 and approximately 131% for the three months ended September 30, 2004. The change in this percentage is the result of the lower level of sales activity during 2004, given the London facility’s early stage of commercial development, and the associated lower level of operational activity. As product volumes have increased, our fixed costs have been spread over a greater number of units, thereby lowering cost of sales as a percentage of revenue. In addition, as a result of certain manufacturing initiatives, we have experienced improvements regarding the quantity of certain materials utilized in our manufacturing process, thereby lowering our cost of sales as a percentage of revenue. Since 2002 we have made our Isolagen Process available to physicians in the United Kingdom. The Company has been using the commercialization of the Isolagen Process in this market as a means of researching and developing manufacturing technologies that are more automated and, therefore, we believe could be used to produce commercial quantities of injections on a profitable basis. As the London facility operations continue to develop and mature, resulting in significant changes to its stage of commercial development, large fluctuations in the percentage of cost of sales to revenues are experienced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.9 million, or 41%, to $6.6 million for the three months ended September 30, 2005, as compared to $4.7 million for the three months ended September 30, 2004. The fluctuation in selling, general and administrative expenses are primarily due to the following:

a)  Salaries decreased by approximately $0.5 million to $1.2 million for the three months ended September 30, 2005 as compared to $1.7 million for three months ended September 30, 2004. The decrease is the result of a $1.0 million nonrecurring employee severance charge included in the three months ended September 30, 2004 results. That decrease was partially offset by an increase in recurring salaries of $0.5 million due to an increase in the number of employees.

b)  Promotional expense increased by approximately $0.4 million to $0.8 million for the three months ended September 30, 2005, as compared to $0.4 million for three months ended September 30, 2004, due to increased marketing and promotional efforts related to the expansion of our operations in the United Kingdom.

c)  Other general and administrative operating costs increased by approximately $2.1 million to $4.6 million for the three months ended September 30, 2005, as compared to $2.5 million for three months ended September 30, 2004, primarily due to increased facility occupancy costs of $0.5 million, and an impairment charge related to certain third party developed software costs recorded during the three months ended September 30, 2005 of $1.4 million as such software was taken out of service and not expected to provide future value.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.7 million during the three months ended September 30, 2005 to $2.3 million, as compared to $1.6 million for the three months ended September 30, 2004. Research and development costs are composed primarily of costs related to the Company’s efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States and also include costs to develop new and automated technologies and manufacturing, cell collection and logistical process improvements. In addition, during the three months ended September 30, 2005, we began an investigational study related to patients subjectively considered to be poor responders to the Isolagen Process (or the “suboptimal program”). Approximately 105 patients are ultimately expected to be included in the suboptimal program and the program is expected to be completed during the first half of 2006 at an estimated total cost ranging from $0.3 million to $0.4 million. Approximately $0.1 million of costs were incurred during the three months ended September 30, 2005 related to this suboptimal program. Our initial Phase III dermal studies and our Phase II dental studies concluded during the three months ended June 30, 2005. These costs include those personnel and laboratory costs related to the FDA trials and certain consulting costs. The total cost of research and development as of September 30, 2005 was $19.3million. We have commenced preparations for an additional Phase III dermal trial during the fourth quarter of 2005. Further testing requirements for the dermal applications may be imposed by the FDA. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process and the recent developments as to our initial dermal studies (see the Recent Developments section) we are unable to predict what the cost of obtaining approval for the dermal applications will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended September 30, 2005 and 2004. The significant changes in research and development expense are due to the following: a) consulting expense increased by approximately $0.5 million to $1.4 million for the three months ended September 30, 2005, as compared to $0.9 million for the three months ended September 30, 2004 due to increased costs in connection with the conclusion of the initial Phase III dermal studies and b) salaries and payroll taxes increased by approximately $0.5 million to $0.9 million for the three months ended September 30, 2005, as compared to $0.4 million for the three months ended September 30, 2004, as a result of increased average employees engaged in research and development activities. These increases were offset by a decrease in laboratory expenses of approximately $0.2 million due to the conclusion of clinical production associated with the dermal studies.

INTEREST INCOME. Interest income increased to $0.8 million for the three months ended September 30, 2005, as compared to $0.2 million for the three months ended September 30, 2004. The increase in interest income resulted principally from an increase in the amount of cash held in interest bearing accounts, and our investment in marketable debt securities, as a result of the issuance of $90 million of 3.5% convertible subordinated debt in the fourth quarter of 2004; as well as an increase in interest rates over the comparable period.

INTEREST EXPENSE.  Interest expense was $1.0 million for three months ended September 30, 2005, as compared to zero for the three months ended September 30, 2004. The increase in interest expense is primarily related to the interest expense associated with the issuance on November 1, 2004 of $90 million in principal amount of 3.5% convertible subordinated debt, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended September 30, 2005.

NET LOSS. Net loss for the three months ended September 30, 2005 was $9.3 million, as compared to a net loss of $6.4 million for the three months ended September 30, 2004. This increase in net loss represents the effects of the increases in our selling, general and administrative expenses, research and development expenses and interest expense, partially offset by the increase in interest income and improvement in our gross margin. As a result of declining foreign currency exchange rates since December 31, 2004, specifically as it relates to the British pound and the Swiss franc, our accumulated other comprehensive income of $0.5 million at December 31, 2004 has decreased to an accumulated other comprehensive loss of $0.4 million at September 30, 2005; or a change of $0.9 million. However, this loss is considered unrealized and is reflected on the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

Comparison of the nine months ending September 30, 2005 and 2004

REVENUES.  Revenues increased $4.6 million, to $6.8 million for the nine months ended September 30, 2005, as compared to $2.2 million for the nine months ended September 30, 2004. The increase in revenues is primarily attributable to the continuation of operations in the United Kingdom. Product volumes, as measured by milliliter of product, increased by approximately 290% during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The increase in revenues was less than management anticipated. Management is assessing the structure of its marketing compensation scheme and has commenced market research with the objective of achieving continued revenue growth. Average selling price per milliliter of treatment decreased approximately 16% during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The average selling price has fluctuated as the Company continues to investigate various price points in the European market.

The revenues which we recognized during the nine months ended September 30, 2005 and 2004 from our United Kingdom operations were in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. From time to time, we provide promotional incentives, or no charge treatments, to doctors utilizing the Isolagen Process. Such promotional incentives are not reflected as revenues, but rather, are reflected as marketing expense in selling, general and administrative expenses. We expect to continue providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom.

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections. The fees charged for this service are recognized as revenue ratably over the length of the storage agreement. Revenues from this service in each nine month period ended September 30, 2005 and 2004 were less than $0.2 million. Additionally, we offer a service whereby we process a patient’s cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. Revenues from this service, since inception of the Company, are less than $0.1 million.

COST OF SALES.  Costs of sales increased to $7.2 million for the nine months ended September 30, 2005, as compared to $3.5 million for the nine months ended September 30, 2004. The increase in cost of sales is primarily related to the increase in activities of our London facility and increased sales. The increase resulted from increases in essentially all categories of costs as these facilities increased their commercialization of our process. During the nine months ended September 30, 2005, the Company has continued to increase manufacturing headcount and related overhead costs in anticipation of future increases in demand. For the nine months ended September 30, 2005, our cost of sales exceeded revenues as the development and implementation of our automated processes has not yet achieved all of the cost efficiencies we anticipate.

As a percentage of revenues, cost of sales were approximately 106% for the nine months ended September 30, 2005 and approximately 161% for the nine months ended September 30, 2004. The change in this percentage is the result of the lower level of sales activity during 2004, given the London facility’s early stage of commercial development, and the associated lower level of operational activity. As product volumes have increased, our fixed costs have been spread over a greater number of units, thereby lowering cost of sales as a percentage of revenue. In addition, as a result of certain manufacturing initiatives, we have experienced improvements regarding the quantity of certain materials utilized in our manufacturing process, thereby lowering our cost of sale as a percentage of revenue.  Since 2002 we have made our Isolagen Process available to physicians in the United Kingdom. The Company has been using the commercialization of the Isolagen Process in this market as a means of researching and developing manufacturing technologies that are more automated and, therefore, we believe could be used to produce commercial quantities of injections on a profitable basis. As the London facility operations continue to develop and mature, resulting in significant changes to its stage of commercial development, large fluctuations in the percentage of cost of sales to revenues are experienced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $6.7 million, or 64%, to $17.2 million for the nine months ended September 30, 2005, as compared to $10.5 million for the nine months ended September 30, 2004. The increase in selling, general and administrative expense is primarily due to the following:

a)  Consulting expense decreased by approximately $1.1 million to $1.2 million for the nine months ended September 30, 2005, as compared to $2.3 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, the consulting costs included $1.2 million of stock based expenses related to options and warrants issued under consulting and distribution agreements and $0.3 million of stock compensation related to stock options issued to directors and officers. During the nine months ended September 30, 2005,there was approximately $0.1 million of stock based income for the nine months ended September 30, 2005. The level of the expense recorded for the warrants issued under consulting and distribution contracts varies from quarter to quarter based on changes in the market price of our common stock.

b)  Salaries increased by approximately $0.8 million to $3.6 million for the nine months ended September 30, 2005, as compared to $2.8 million for nine months ended September 30, 2004, due to an increase in the number of our employees.

c)  Travel expense increased by approximately $0.5 million to $1.0 million for the nine months ended September 30, 2005, as compared to $0.5 million for nine months ended September 30, 2004, due primarily to increased travel between our Houston, Texas and Exton, Pennsylvania locations.

d)  Promotional expense increased by approximately $1.3 million to $2.3 million for the nine months ended September 30, 2005, as compared to $1.0 million for nine months ended September 30, 2004 due to increased marketing and promotional efforts related to the expansion of our operations in the United Kingdom.

e)  Other general and administrative costs increased by approximately $5.2 million to $9.1 million for the nine months ended September 30, 2005, as compared to $3.9 million for nine months ended September 30, 2004 due primarily to increased facility occupancy costs of $1.1 million, increased accounting fees of $0.5 million, increased insurance and office costs of $0.5 million and increased general costs related to increasing headcount,  higher overall business activity of $1.5 million and an impairment charge related to certain third party developed software costs recorded during the nine months ended September 30, 2005 of $1.4 million as such software was taken out of service and not expected to provide future value.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $3.9 million during the nine months ended September 30, 2005 to $7.4 million, as compared to $3.5 million in the nine months ended September 30, 2004. Research and development costs are composed primarily of costs related to the Company’s efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States and also include costs to develop new and automated technologies and manufacturing, cell collection and logistical process improvements. In addition, during the three months ended September 30, 2005, we began an investigational study related to patients subjectively considered to be poor responders to the Isolagen Process (or the “suboptimal program”). Approximately 105 patients are ultimately expected to be included in the suboptimal program and the program is expected to be completed during the first half of 2006 at an estimated total cost ranging from $0.3 million to $0.4 million. Approximately $0.1 million of costs were incurred during the three months ended September 30, 2005 related to this suboptimal program. Our initial Phase III dermal studies and our Phase II dental studies concluded during the three months ended June 30, 2005. These costs include those personnel and laboratory costs related to the FDA trials and certain consulting costs. The total cost of research and development as of September 30, 2005 was $19.3 million. We have commenced preparations for an additional Phase III dermal trial during the fourth quarter of 2005. Further testing requirements for the dermal applications may be imposed by the FDA. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, the process will be more expensive and time consuming. Due to the vagaries of the FDA approval process and the recent developments as to our initial dermal studies (see the Recent Developments section) we are unable to predict what the cost of obtaining approval for the dermal applications will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the nine months ended September 30, 2005 and 2004.The major changes in research and development expense are due primarily to the following: a) consulting expense increased by approximately $2.5 million to $4.5 million for the nine months ended September 30, 2005, as compared to $2.0 million for the nine months ended September 30, 2004 as a result of increased expenditures related to our clinical trials and automated cell expansion system development and b) salaries and payroll taxes increased by approximately $1.3 million to $2.4 million for the nine months ended September 30,

2005, as compared to $1.1 million for the nine months ended September 30, 2004 as a result of increased average employees engaged in research and development activities.

INTEREST INCOME. Interest income increased to $2.1 million for the nine months ended September 30, 2005 compared to $0.2 million for the nine months ended September 30, 2004. The increase in interest income resulted principally from an increase in the amount of cash held in interest bearing accounts, and our investment in marketable debt securities, as the result of our receipt of $56.8 million in proceeds from the issuance of common stock in the second quarter of 2004 and the issuance of $90 million of 3.5% convertible subordinated debt in the fourth quarter of 2004; as well as an increase in interest rates over the comparable period.

INTEREST EXPENSE.  Interest expense increased to $2.9 million for nine months ended September 30, 2005, as compared to zero for the nine months ended September 30, 2004. The increase in interest expense is related to the interest expense associated with the issuance on November 1, 2004 of $90 million in principal amount of 3.5% convertible subordinated debt, as well as the related amortization of deferred debt issuance costs of $0.5 million for the nine months ended September 30, 2005.

NET LOSS. Net loss for the nine months ended September 30, 2005 was $25.7 million as compared to a net loss of $15.2 million for the nine months ended September 30, 2004. This increase in net loss represents the effects of the increases in selling, general and administrative expenses, research and development expenses and interest expense, partially offset by the increase in our increase in interest income and improvement in gross margin. As a result of declining foreign currency exchange rates since December 31, 2004, specifically as it relates to the British pound and the Swiss franc, our accumulated other comprehensive income of $0.5 million at December 31, 2004 has decreased to an accumulated other comprehensive loss of $0.4 million at September 30, 2005; or a change of $0.9 million. However, this loss is considered unrealized and is reflected on the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2005, amounted to $22.8 million, as compared to the $9.4 million of cash used in operating activities during the nine months ended September 30, 2004. The increase in the cash used in operations of $13.4 million reflects the increases in our expenses, and in our net loss as discussed above (adjusted for non-cash expenditures) of $10.7 million. Further, during the nine months ended September 30, 2005, the Company’s changes in net operating assets provided cash flows of $0.4 million, principally due to decreases in accounts receivable and inventory, offset, partially by a decrease in accounts payable, while during the nine months ended September 30, 2004 the Company’s change in net operating assets provided cash flows of $3.1 million due principally to increases in accounts payable, accrued expenses and deferred revenues. For both the three and nine months ended September 30, 2005 and September 30, 2004, we financed our operating cash flow needs from our cash on hand at the beginning of the periods. Those cash balances were the result of debt and equity offerings we completed in 2004 and 2003.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2005 amounted to $11.1 million as compared to cash used by investing activities of $1.7 million during the nine months ended September 30, 2004; a positive change of $12.8 million. This increase in cash provided by investing activities is due to the net proceeds from the sale of short-term investments, net, of $26.8 million for the nine months ended September 30, 2005. No such investments were bought or sold during the nine months ended September 30, 2004. These proceeds were offset by an increase in capital expenditures from $1.7 million during the nine months ended September 30, 2004 to $15.7 million during the nine months ended September 30, 2005, or an increase in capital expenditures of $14.0 million. Capital expenditures during the nine months ended September 30, 2005 primarily consisted of our April 2005 purchase of the Switzerland land and buildings for $10.0 million, related Switzerland build-out costs of $1.5 million, and purchases related to the build-out of our Exton, Pennsylvania facility of $2.8 million.

Financing Activities

Cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2005, as compared to $57.2 million for the nine months ended September 30, 2004. In the prior year period, the cash flows represented cash received upon the issuance of common stock.

Working Capital

As of September 30, 2005, we had cash, cash equivalents and short-term investments of $77.9 million and working capital of $71.7 million (including our cash and short-term investments). We believe our existing capital resources are adequate to finance our operations until June 30, 2007; however, our long-term viability is dependent upon successful operation of our business, our ability to automate our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

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

Inflation did not have a significant impact on the Company’s results during the nine months ended September 30, 2005.

OFF-BALANCE SHEET TRANSACTIONS

We do not engage in material off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates to foreign currency transactions and the potential effects of changes in exchange rates.  Such market risks have not changed materially from those described in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005, except that during the nine months ended September 30, 2005, the Company purchased approximately $10 million of land and buildings located in Switzerland, and expended an additional $1.5 million for related build-out costs. These assets are translated from Swiss francs into U.S. dollars each accounting period and the effect of such translation is reflected as a separate component of consolidated stockholders’ equity. Our consolidated stockholders’ equity fluctuates depending on the weakening or strengthening of the U.S. dollar against the foreign currency in which foreign assets and liabilities are denominated.

As a result of declining foreign currency exchange rates since December 31, 2004, specifically as it relates to the British pound and the Swiss franc, our accumulated other comprehensive income of $0.5 million at December 31, 2004 has decreased to an accumulated other comprehensive loss of $0.4 million at September 30, 2005; or a change of $0.9 million. However, this loss is considered unrealized and is reflected on the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

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

•                                          The Company failed to perform certain control procedures designed to ensure that the financial statement presentations and related disclosures were complete and in accordance with generally accepted accounting principles (GAAP).

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

•                                          The Company lacks effective controls to prevent or detect fraud, including insuring that transactions are properly authorized in a timely manner. This material weakness exists because of the aggregate effect of multiple significant deficiencies in internal control which affect the Company’s fraud detection and prevention controls, including: a) a failure to effectively implement, follow, and enforce the limits on the delegation of authority for expenditure from the Board of Directors to management, including the failure by management to obtain the required Board approvals for certain expenditures; b) the lack of an effective risk assessment process for the identification of fraud risks; c) a failure to ensure the consistent and timely completion of employee acknowledgments of the Company’s Code of Ethics required by Company policy; d) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls.

The Company has been implementing changes to remedy the foregoing material weaknesses in its system of internal controls over financial reporting on a continuous basis. As of September 30, 2005, the Certifying Officers have assessed our disclosure controls and determined that (i) there were no material weaknesses that were not previously identified as of December 31, 2004 and (ii) the Company has remedied the first four of the five material weaknesses listed above as follows:

•                                          The Company remedied the weakness in its internal controls, including certain control procedures that are dependent on the review of the Company’s accounting by management, that had previously been inadequate to insure that certain indirect costs associated with the production process were properly classified in the Company’s financial statements.

•                                          The Company completed the design and implementation of certain control procedures designed to ensure that the financial statement presentations and related disclosures were completed in accordance with GAAP. The Company’s steps to remedy this weakness included the hiring of two new qualified accounting employees and compliance with a control procedure whereby, on a quarterly basis, a financial reporting disclosure checklist is completed to ensure financial statement presentation and disclosures are in accordance with GAAP and SEC requirements.

•                                          The Chief Financial Officer is no longer actively involved in the preparation of the financial statements, and therefore provides an independent review and quality assurance function within the accounting and financial reporting group.

•                                          The Company remedied the limited number of qualified accounting personnel with experience in public company SEC reporting and GAAP by hiring a new Chief Financial Officer and new Corporate Controller during fiscal 2005, who possess significant experience in public company SEC reporting and GAAP.

The Company’s response timeline to the foregoing weaknesses was as follows: the material weaknesses were detected during the course of the December 31, 2004 financial statement audit which concluded April 27, 2005; the Company commenced its efforts to address the matters during April 2005, and completed its remedial steps on the first four of the five above-referenced weaknesses by September 30, 2005.

The Company is in the process of addressing the last material weakness identified above. The Company, under the supervision of its Audit Committee, is working diligently to assess what changes are needed to the Company’s financial reporting or disclosure controls to remedy this last material weakness in an effective and expeditious matter. The Company believes that it has substantially remediated the last material weakness identified above, however, such remediation has not yet been subjected to testing to allow for conclusion as to its effectiveness.

The Company plans to continue to implement changes and improvements in its system of internal controls over financial reporting. During the nine months ended September 30, 2005, in addition to the foregoing measures, the Company implemented procedural changes to its grants of authority, commenced an anti-fraud program and improved certain entity level controls, which combined measures are designed to assist in addressing the remaining material weakness discussed above. The Company will continue to evaluate its disclosure controls and procedures, and to seek to both implement, on a timely basis, changes to its disclosure controls and procedures that may be necessary to keep them effective in light of any changes in the nature of its business and any rapidly changing environment, and improve them.

Except as described above, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Federal Securities Litigation

The Company and certain of its current and former officers and directors are defendants in class action cases pending in the United States District Court for the Southern District of Texas and the United States District Court for the Eastern District of Pennsylvania. On August 18, 2005, Elliot Liff brought an action styled, C.A. No. H-05-2887, Elliot Liff v. Isolagen, Inc., Frank M. Delape, Robert J. Bitterman, Michael Macaluso, Jeffrey W. Tomz, Olga Marko, William K. Boss, Jr. and Michael Avignon, in the United States District Court for the Southern District of Texas.

In this action, the Plaintiff purports to bring a federal securities fraud class action on behalf of purchasers of the publicly traded securities of Isolagen between March 3, 2004 and August 1, 2005, including purchasers of Isolagen stock issued in connection with and traceable to Isolagen’s June 2004 common stock offering. The action asserts that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 by making certain false statements and omissions to the investing public regarding the Company’s business operations, management, and intrinsic value of Isolagen’s publicly traded securities.  The Complaint also alleges liability against the individual defendants under Section 20(a) of the Exchange Act.

On September 16, 2005, Ronald Gargiulo brought an action styled, C.A. No. 05-cv-4983, Ronald A. Gargiulo v. Isolagen, Inc., Frank M. DeLape, Robert J. Bitterman, Michael Macaluso, Jeffrey W. Tomz, Olga Marko, William K. Boss, Jr. and Michael Avignon, in the United States District Court for the Eastern District of Pennsylvania. This action (and another subsequently filed action in the Eastern District of Pennsylvania) makes substantially similar allegations against the defendants.

Four movants have subsequently made applications under the Private Securities Litigation Reform Act of 1995 to be appointed Lead Plaintiff and Lead Counsel. Those applications are pending before the courts. The Company anticipates that after Lead Plaintiff and Lead Counsel are selected, an amended consolidated complaint will be filed and that the Company and the individual defendants will move to dismiss that complaint.

Derivative Actions

The Company is the nominal defendant in derivative actions pending in State District Court in Harris County, Texas and the United States District Court for the Southern District of Texas. On September 28, 2005, Carmine Vitale filed an action styled, Cause No. 2005-61840, Carmine Vitale v. Frank DeLape, Robert J. Bitterman, Michael Macaluso, Jeffrey W. Tomz, Steven Morrell, Henry Y.L. Toh, Ralph V. De Martino, Marshall G. Webb, William K. Boss, Jr., Michael Avignon and Isolagen, Inc., in the 55th Judicial District Court of Harris County, Texas.

In this action, the plaintiff purports to bring a shareholder derivative action on behalf of the Company against certain of the Company’s current and former officers and directors. The Plaintiff alleges that the individual defendants breached their fiduciary duties to the Company and engaged in other wrongful conduct. Certain individual defendants are accused of improper trading in Isolagen stock.

The plaintiff did not make a demand on the Board of Isolagen prior to bringing the action and plaintiff alleges that a demand was excused under the law as futile.

On October 8, 2005, Richard Keene, filed an action styled, C.A. No. H-05-3441, Richard Keene v. Frank M. DeLape, Robert J. Bitterman, Michael Macaluso, Jeffrey W. Tomz, Olga Marko, William K. Boss, Jr., Michael Avignon, Steven Morrell, Henry Y.L. Toh, Ralph De Martino, Marshall G. Webb, and Isolagen, Inc., in the United States District

Court for the Southern District of Texas. This action makes substantially similar allegations as the Vitale action.  The plaintiff also alleges that his failure to make a demand on the Board prior to filing the action is excused as futile.

The Company has not appeared in the derivative cases and expects to make a motion seeking dismissal of the actions on the grounds that a demand was required prior to the filing of the cases.

Other Matters

In connection with the resignation of Frank DeLape as Chairman of the Board and member of the Board of Directors of Isolagen, Inc. (“Isolagen”), effective as of October 27, 2005, Isolagen, Isolagen Technologies, Inc. and Frank DeLape have entered into a Separation and Release Agreement (the “Agreement”). Pursuant to the Agreement, Mr. DeLape agreed, among other things, to (a) resign all positions with Isolagen and all of its subsidiaries and to terminate his employment with Isolagen, (b) certain lock-up and standstill restrictions in respect of Isolagen shares he and his affiliates own through July 2006, and (c) execute a release for the benefit of Isolagen and its subsidiaries.  Isolagen agreed, among other things, to pay a separation payment in the amount of $210,000, beginning on Mr. DeLape’s resignation date through March 15, 2006. Mr. DeLape also will retain options to purchase (a) 650,000 shares of common stock of Isolagen, par value $.001 per share (“Isolagen Common Stock”) granted on September 1, 2001, which are fully vested as of his resignation date and will be exercisable for a period of two years following his resignation date, (b) 400,000 shares of Isolagen Common Stock granted on February 25, 2003, which are fully vested as of his resignation date and will be exercisable for a period of five years following his resignation date and (c) 150,000 shares of Isolagen Common Stock granted on September 5, 2003, which are fully vested as of his resignation date and will be exercisable for a period of three years following his resignation date. All other unexercised options granted to Mr. DeLape to purchase shares of Isolagen will be cancelled as of Mr. DeLape’s resignation date.  The Amended and Restated Employment Agreement of June 2005 between Frank DeLape and Isolagen has been terminated.   Any options to purchase stock under the 2005 Agreement have been cancelled. The separation payment pursuant to the Separation and Release Agreement reflects the amount that would otherwise be owed under Mr. DeLape’s 2003 Employment Agreement reduced by the amount of certain office expense reimbursements paid to him pursuant to the 2005 Agreement.

The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business.  Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any securities during the three months ended September 30, 2005 that were not registered under the Securities Act.  The Company did not make any repurchase of its Common Stock during the three months ended September 30, 2005.

ITEM 6.  EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.

Date: November 9, 2005	By: /s/ Martin E. Schmieg
Martin E. Schmieg, CFO
(Principal Financial Officer)