Form 10-Q
period 2006-03-31
ISOLAGEN INC
filed 2006-05-10
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of May 6, 2006, issuer had 34,302,050 shares of issued and 30,302,050 shares outstanding common stock, par value $0.001.

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2006 (unaudited) and December 31, 2005 (unaudited)	1

	Consolidated Statements of Operations Three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited) and cumulative period from inception to March 31, 2006 (unaudited)	2

	Consolidated Statements of Shareholders’ Equity From inception to March 31, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows Three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited) and cumulative period from inception to March 31, 2006 (unaudited)	11

	Notes to Unaudited Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	42

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Isolagen, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$41,586,595	$41,554,203
Restricted cash	2,207,726	2,459,456
Available-for-sale investments	13,500,000	23,000,000
Accounts receivable, net of allowance for doubtful accounts of $157,864 and $100,639, respectively	787,666	719,000
Inventory	192,994	394,693
Other receivables	84,995	234,006
Prepaid expenses	826,035	901,582
Total current assets	59,186,011	69,262,940
Property and equipment, net of accumulated depreciation and amortization of $2,702,685 and $2,188,519, respectively	16,753,658	17,277,172
Other assets, net of amortization of $1,061,422 and $874,112, respectively	3,451,665	3,639,810
Total assets	$79,391,334	$90,179,922

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$937,994	$2,011,712
Accrued expenses	3,931,091	3,884,594
Deferred revenue	2,108,299	2,235,764
Total current liabilities	6,977,384	8,132,070
Long term debt	90,000,000	90,000,000
Other long term liabilities	254,603	144,749
Total liabilities	97,231,987	98,276,819
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	34,389	34,260
Additional paid-in capital	109,991,639	109,879,125
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive loss	(723,592)	(784,644)
Accumulated deficit during development stage	(101,169,089)	(91,251,638)

Total shareholders’ deficit	(17,840,653)	(8,096,897)
Total liabilities and shareholders’ deficit	$79,391,334	$90,179,922

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Cumulative Period December 28, 1995 (date of inception) to March 31,
	2006	2005	2006
Revenue
Product sales	$1,799,570	$2,666,534	$16,619,295
License fees	—	—	260,000
Total revenue	1,799,570	2,666,534	16,879,295
Cost of sales	1,931,058	2,419,672	19,752,515
Gross income (loss)	(131,488)	246,862	(2,873,220)

Selling, general and administrative expenses	5,661,496	4,819,367	57,051,379
Research and development	3,153,245	1,594,581	26,506,752
Customer settlement (see Note 4)	711,523	—	711,523
Operating loss	(9,657,752)	(6,167,086)	(87,142,874)
Other income (expense)
Interest income	644,732	715,814	4,309,426
Other income	70,379	—	535,870
Interest expense	(974,810)	(979,934)	(5,857,826)
Net loss	(9,917,451)	(6,431,206)	(88,155,404)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Net loss attributable to common shareholders	$(9,917,451)	$(6,431,206)	$(101,169,089)
Per share information
Net loss—basic and diluted	$(0.33)	$(0.21)	$(7.37)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.96)
Preferred stock dividends	—	—	(0.13)
Net loss per common share—basic and diluted	$(0.33)	$(0.21)	$(8.46)
Weighted average number of basic and diluted common shares outstanding	30,260,383	30,216,843	11,964,377

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	$—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 1/7/03	—	—	—	—	61,600	62	92,338	—	—	—	—	92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Conversion of warrants into common stock—1st qtr	—	—	—	—	78,526	79	(79)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)
Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	25,000	25	74,975	—	—	—	—	75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd t qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)
Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	42,810	—	—	—	—	42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock awards issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(9,917,451)	(9,917,451)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	61,052	—	61,052
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(9,856,399)
Balance, 3/31,/06	—	$—	—	$—	34,389,133	$34,389	$109,991,639	4,000,000	$(25,974,000)	$(723,592)	$(101,169,089)	$(17,840,653)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		Cumulative Period from December 28, 1995 (date of inception) to March 31, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(9,917,451)	$(6,431,206)	$(88,155,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity awards issued for services	112,643	33,565	3,514,844
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	500,943	441,065	4,508,623
Provision for doubtful accounts	56,524	57,591	240,469
Amortization of debt issue costs	187,310	187,310	1,061,422
Amortization of debt discounts on investments	—	(183,001)	(508,983)
Loss on disposal or impairment of property and equipment	704,853	—	2,650,241
Foreign exchange gain on substantial liquidation of foreign entity	—	—	(133,851)
Change in operating assets and liabilities:
Decrease (increase) in restricted cash	251,729	—	(2,207,727)
Decrease in accounts receivable	(117,695)	(355,923)	(1,120,862)
Decrease (increase) in other receivables	151,340	(24,362)	74,766
Decrease (increase) in inventory	205,997	484,290	(224,925)
Decrease (increase) in prepaid expenses	76,682	(191,054)	(827,187)
Decrease (increase) in other assets	2,629	(182,974)	34,232
Increase (decrease) in accounts payable	(1,088,669)	(77,497)	876,138
Increase in accrued expenses and other liabilities	161,962	591,343	3,770,296
Increase (decrease) in deferred revenue	(153,263)	170,907	2,241,197
Net cash used in operating activities	(8,864,466)	(5,479,946)	(73,451,155)
Cash flows from investing activities:
Purchase of property and equipment	(565,425)	(524,165)	(24,619,684)
Proceeds from the sale of property and equipment	—	—	34,300
Purchase of investments	(2,700,000)	(44,123,657)	(152,998,313)
Proceeds from sales and maturities of investments	12,200,000	8,800,000	140,007,000
Net cash provided by (used in) investing activities	8,934,575	(35,847,822)	(37,576,697)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	—	75,000	78,907,720
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)
Net cash provided by financing activities	—	75,000	152,480,859
Effect of exchange rate changes on cash balances	(37,717)	(121,231)	133,588
Net increase in cash and cash equivalents	32,392	41,373,999	41,586,595
Cash and cash equivalents, beginning of period	41,554,203	64,329,356	—
Cash and cash equivalents, end of period	$41,586,595	$22,955,357	$41,586,595

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$3,265,283
Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$11,423,824
Preferred stock dividend	—	—	1,589,861
Uncompensated contribution of services	—	—	755,556
Common stock issued for intangible assets	—	—	540,000
Equipment acquired through capital lease	—	—	167,154

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

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for the fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company is developing its lead product candidate for the correction and reduction of the normal effects of aging, such as wrinkles and creases. In March 2004, the Company announced positive results of its first Phase III exploratory clinical trial for its lead product candidate. In July 2004, the Company announced the commencement of a pivotal Phase III trial consisting of two identical trials, Study A and Study B, conducted in different geographic and demographic populations in the United States. The results of the two studies were mixed; only Study B achieved statistical significance. As a result, the data from this Trial was inadequate to support a Biologics License Application. During the fourth quarter of 2005, the Company commenced preparations for a 200 subject Phase III confirmatory study, the results of which the Company intends to submit together with the data from Study B to support a Biological License Application (“BLA”) filing in 2007.

The Company’s goal is to become a leading autologous cell therapy company for soft tissue regeneration. The Company currently sells its dermal product primarily in the United Kingdom. The Company plans to further expand sales of its dermal product to other parts of Europe, Asia and the Americas.

Through March 31, 2006, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, and continuing its UK operations. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2006. The Company expects to finance its operations primarily through its existing cash and future financing.

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

At March 31, 2006 and December 31, 2005, the Company had cash, cash equivalents, restricted cash and available-for-sale investments of $57.3 and $67.0 million, respectively. The Company believes that its existing capital resources are adequate to finance its operations through June 30, 2007; however, its long-term viability is dependent upon successful operation of its business, its ability to improve its manufacturing process, the approval of its products and the ability to raise additional debt and equity to meet its business objectives.

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

Since AFH and Gemini had no operations and limited assets at the time of the Merger, the merger has been accounted for as a recapitalization of Isolagen Technologies and an issuance of common stock by Isolagen Technologies for the net assets of AFH and Gemini. In the recapitalization, Isolagen Technologies is treated as having affected (i) a 27.8694 for 1 stock split, whereby the 195,707 shares of its common stock outstanding immediately prior

-to the merger are converted into the 5,453,977 shares of common stock received and held by the Isolagen Technologies stockholders immediately after the merger, and (ii) a change in the par value of its common stock, from $0.01 per share to $0.001 per share. The stock split and change in par value have been reflected in the accompanying consolidated financial statements by retroactively restating all share and per share amounts. The stock issuances are accounted for as the issuance of (i) 3,942,400 shares for the net assets of Gemini, recorded at their book value, and (ii) the issuance of 3,899,547 shares (the number of shares AFH had outstanding immediately prior to the Merger) for the net assets of AFH, recorded at their book value.

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

Note 2—Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, and the provision for and disclosure of litigation and loss contingencies (see Note 4). Actual results may differ materially from those estimates.

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

Balances of related after-tax components comprising accumulated other comprehensive income included in shareholders’ equity, at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005

Foreign currency translation adjustment	(723,592)	(784,644)
Accumulated other comprehensive loss	$(723,592)	$(784,644)

Statement of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments (investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At March 31, 2006 and December 31, 2005, the Company had $2.2 million and $2.5 million, respectively, of cash restricted for the payment of the non-cancelable portion of the Exton, Pennsylvania facility lease, due monthly through March 2008.

Concentration of credit risk

The Company maintains its cash primarily with major U.S. domestic banks. The amounts held in these banks generally exceed the insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits. Cash equivalents are maintained with one financial institution. The Company invests these funds primarily in government securities and/or mortgage-backed securities.

The Company’s available-for-sale investments, as set forth below, subject it to certain credit risk that is concentrated in securities issued by U.S. government sponsored mortgage entities, and various U.S. states. Due to the credit ratings of these issuers, the Company does not believe that the credit risk is significant.

Available-for-Sale investments

At March 31, 2006 and December 31, 2005, the Company held certain investments in marketable debt securities as a means of temporarily investing the proceeds from its issuance of shares of common stock and 3.5% Convertible Subordinated Notes until the funds are needed for operating purposes. These investments are being accounted for as “available-for-sale” investments under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

Inventory

Inventory consists of raw materials used in the Isolagen Process. Inventory is stated at the lower of cost or market and cost is determined by the weighted average method. Costs of sales include labor, material and overhead associated with the manufacturing process. Those costs, except for the costs of raw materials that have not been used, are expensed as incurred.

Property and equipment

Property and equipment is carried at cost less accumulated depreciation and amortization. Generally, depreciation and amortization for financial reporting purposes is provided by the straight-line method over the estimated useful life of three years, except for leasehold improvements which are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense as incurred.

In April 2005, the Company acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. The Company has spent approximately $1.8 million to date on the first phase of the renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. The Company expects to commence selling efforts during the second quarter of 2006, at which time the carrying amount of the campus will be reclassified as an asset held for sale. Although the campus was not being actively marketed for sale as of March 31, 2006 and therefore had not been reclassified as held for sale, as of March 31, 2006, management assessed whether the book value of the corporate campus was impaired based on its estimate of the realizable value of the corporate campus, and made a determination to write down the corporate campus by $0.7 million, which charge is reflected in selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2006. The net book value of the corporate campus at March 31, 2006 was $10.1 million, reflecting management’s estimate of the realizable value of the corporate campus.

Debt issue costs

The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in Other Assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $2.7 million at March 31, 2006 and $2.9 million at December 31, 2005, respectively.

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

The Isolagen Process is administered to each patient using a recommended regimen of injections. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The Company believes each injection has stand alone value to the patient. The Company invoices the attending physician when the physician sends his or her patient’s tissue sample to the Company which creates a contractual arrangement between the Company and the medical professional. The amount invoiced varies directly with the dose and number of injections requested. Generally, orders are paid in advance by the physician prior to the first injection. There is no performance provision under any arrangement with any physician, and there is no right to refund or returns for unused injections.

As a result, the Company believes that the requirements of SAB 104 are met as each injection is shipped, as the risk of loss transfers to our physician customer at that time, the fee is fixed and determinable and collection is reasonably assured. Advance payments are deferred until shipment of the injection(s). The amount of the revenue deferred represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

The Company also offers a service whereby it stores a patient’s cells for later use in the preparation of injections. In accordance with EITF 00-21, the fee charged for this service is recognized as revenue ratably over the length of the storage agreement. Revenue related to this service was less than $0.1 million for each three month period ended March 31, 2006 and 2005.

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

Research and development expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Research and development costs also include costs to develop improved manufacturing, cell collection and logistical process improvements. It is anticipated that such improvements would eliminate several of the steps and materials involved in the current system, which the Company expects would lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production. However, the commercial viability of the improvements under consideration is uncertain, and the Company does not know whether it will be successful in its implementation.

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

Costs of exit activities

Houston, Texas. On March 28, 2006, the Company’s board of directors approved the shut-down of the Houston, Texas facility. The Houston, Texas facility was used primarily for research and development purposes and is maintained under an operating lease which ends on April 30, 2008. The research and development activities will be conducted at the Company’s facilities located in Exton, Pennsylvania. As of March 31, 2006, there had been no negotiations to exit the lease and no communications to the affected employees of an exit plan. An exit plan is expected to be finalized and communicated to the affected employees during the three months ended June 30, 2006. There are approximately 15 employees at the Houston, Texas facility. Severance costs will be less than $0.1 million and will be reflected during the three months ended June 30, 2006. The Company will use its best efforts to negotiate an exit from the lease with the lessor, however, there is no assurance that such negotiations will be successful. As of March 31, 2006, the remaining lease payments and common operating expenses due under the Houston, Texas lease agreement was approximately $0.4 million.

Australian facilities. In September 2004, the Company approved a plan for the closure of its Australian facilities and the servicing of Australia from the Company’s London, England facility. The Company adopted this plan because it believed that anticipated processing enhancements and improved delivery logistics will eliminate the need for an Australian laboratory. During 2005, all Australian fixed assets were sold or disposed of and the lease related to the Australian facility was terminated. Included in the results of operations for the three months ended March 31, 2005 are exit costs of less than $0.1 million related to the exit from the Australian facilities.

Share-based compensation

Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures. The Company adopted SFAS No. 123(R) using the modified prospective application method. Under the modified prospective application method, the fair value measurement requirements of SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding as of January 1, 2006 is recognized as the requisite service is rendered on or after January 1, 2006. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before January 1, 2006 are precluded.

Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors. Compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instrument That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the three months ended March 31, 2006 was $46,336 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended March 31, 2006 was $0.002 greater than if the Company had continued to account for share-based compensation under APB No. 25 (see Note 5).

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

Loss per share data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1, except that it does not include unvested common shares subject to cancellation Excluded from the computation of basic loss per share at March 31, 2006 were approximately 0.1 million shares of outstanding, but unvested employee restricted stock awards. As these awards vest and are no longer subject to cancellation, they are then included in the calculation of basic loss per share. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method), restricted stock, convertible notes and convertible preferred stock. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At March 31, 2006, options and warrants to purchase 7.7 million shares of common stock at exercise prices ranging from $1.50 to $11.38 per share, and approximately 0.1 million shares of outstanding but unvested employee restricted stock awards, were outstanding but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

At March 31, 2005, options and warrants to purchase 8.5 million shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive, and 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

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

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net loss	$(9,917,451)	$(6,431,206)
Other comprehensive income (loss), foreign currency translation adjustment	61,052	(42,148)
Other comprehensive loss, net unrealized gain on available-for-sale securities	—	(10,005)
Comprehensive loss	$(9,856,399)	$(6,483,359)

Fair value of financial instruments

The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s marketable debt security investments are carried at fair value. The Company’s convertible subordinated debentures were quoted at approximately 57% of par value at March 31, 2006. Accordingly, the fair value of our convertible subordinated debentures is approximately $51.3 million at March 31, 2006.

Recently issued accounting standards not yet effective

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Note 3—Available-for-Sale Investments

The following sets forth information concerning marketable debt securities as of March 31, 2006:

Type of issue	Maturity	Face amount	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and local government	2021-2043	13,500,000	$13,500,000	—	—	$13,500,000
			$13,500,000			$13,500,000

The following sets forth information concerning marketable debt securities as of December 31, 2005:

Type of issue	Maturity	Face amount	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and local government	2012-2043	$23,000,000	$23,000,000	—	—	$23,000,000
			$23,000,000	—	—	$23,000,000

The Company’s investments in state and local government and corporate issues are investments in Auction Rate Securities (“ARS”), for which the interest rates are reset periodically through a Dutch auction process. The following sets forth the aggregate maturities of the Company’s investments in marketable debt securities at March 31, 2006, without regard to the dates at which the interest rates for ARS investments reset:

Maturity	Cost	Fair Value
2005	$—	$—
2006-2010	—	—
2011-2015	—	—
2016 and after	13,500,000	13,500,000
	$13,500,000	$13,500,000

Proceeds from the sale of available-for-sale marketable debt securities were $12.2 million and $8.8 million for the three months ended March 31, 2006 and 2005, respectively, and no realized gains and losses based on specific identification, were included in the results of operations upon those sales.

Note 4—Commitments and Contingencies

Federal Securities Litigation

The Company and certain of its current and former officers and directors are defendants in class action cases pending in the United States District Court for the Eastern District of Pennsylvania.

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

The Liff and Cummiskey actions were consolidated on October 7, 2005. The Gargiolo and Newman actions were consolidated on November 29, 2005. On November 18, 2005, the Company filed a motion with the Judicial Panel on Multidistrict Litigation (the “MDL Motion”) to transfer the Federal Securities Actions and the Keene derivative case (described below) to the United States District Court for the Eastern District of Pennsylvania. The Liff and Cummiskey actions were stayed on November 23, 2005 pending resolution of the MDL Motion. The Gargiulo and Newman actions were stayed on December 7, 2005 pending resolution of the MDL Motion. The MDL

Motion was heard on January 7, 2006 and a ruling was issued on February 23, 2006 transferring the actions pending in the Southern District of Texas to the Eastern District of Pennsylvania.

On April 4, 2006, the court appointed Silverback Asset Management, LLC, Silverback Master, Ltd., Silverback Life Sciences Master Fund, Ltd., Context Capital Management, LLC and Michael F. McNulty as Lead Plaintiffs, and the law firms of Bernstein Litowitz Berger & Grossman LLP and Kirby McInerney & Squire LLP as Lead Counsel in the Federal Securities Actions. The Company anticipates that an amended complaint will be filed in the near future. The Company intends to defend these actions vigorously. However, the Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received.

Derivative Actions

The Company is the nominal defendant in derivative actions (the “Derivative Actions”) pending in State District Court in Harris County, Texas, the United States District Court for the Eastern District of Pennsylvania, and the Court of Common Pleas of Chester County, Pennsylvania.

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

On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale complaint. The plaintiff filed an amended complaint on February 15, 2006. The plaintiff has served a discovery request on the Company, to which the Company has objected as premature.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. The Company anticipates that an amended complaint will be filed in the near future.

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

On January 20, 2006, the Company filed its preliminary objections to the complaint. The Company filed a memorandum of law in support of its objections on February 23, 2006. The plaintiff filed his response to the Company’s preliminary objections on March 14, 2006. Oral argument on the Company’s preliminary objections is currently scheduled to take place in July 2006.

The Derivative Actions are purportedly being prosecuted on behalf of the Company and any recovery obtained, less attorneys’ fees, will go to the Company. The Company is advancing legal expenses to certain current and former directors and officers of the Company who are named as defendants in the Derivative Actions and expects to receive reimbursement for those advances from its insurance carriers. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. The Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements.

Other Litigation

The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

United Kingdom Customer Settlement

During 2005, the Company began an informal study and surveyed of a number of patients who had previously received the Isolagen treatment to assess patient satisfaction. Some patients surveyed reported sub-optimal results from treatment. One hundred forty-nine patients who claimed to have received sub-optimal results were retreated for the purpose of determining the reasons for sub-optimal results. Only those patients who completed the survey, provided adequate medical records including before and after photographs and who were deemed both to have received a sub-optimal result from a first treatment administered according to the Isolagen protocol and who were considered to be appropriate patients for treatment with the Isolagen process received re-treatment. No one completing the survey was offered re-treatment unless they agreed to these conditions. Following re-treatment, a number of patients reported better results than first obtained through the initial treatment by their initial treating physician.

During the first quarter of 2006, the Company received a number of complaints from certain patients who had learned of the limited re-treatment program and also learned that a number of physicians with dissatisfied patients were generating public ill-will as a result of the Company’s decision to limit the number of patients offered re-treatment and were encouraging dissatisfied patients to seek recourse against the Company. In response, in March 2006 the Company decided that it was in its best interest to address these complaints to foster goodwill in the marketplace and avoid the cost of any potential patient claims. Accordingly, the Company agreed to resolve any properly documented and substantiated patient complaints by offering to retreat the patient pursuant to the same criteria stated above or pay £1,000 (approximately US$1,750) to the patients identified to the Company as having received a sub-optimal result. In order to qualify for re-treatment and in addition to the criteria set forth above, the patient will be treated by a physician identified by the Company who will treat these patients pursuant to a protocol. In addition, these patients must agree to follow-up visits and assessments of their response to treatment. No patient unlikely to benefit from Isolagen therapy will be retreated.

The Company made this offer to approximately 290 patients during late March 2006. Accordingly, the Company believes its range of liability is between £290,000 (or approximately $0.5 million), assuming all 290 patients were to choose the £1,000 payment, and approximately £580,000 (or approximately $1.0 million), assuming all 290 patients elected to be retreated. The estimated costs for retreatment include the cost of treatment, physician fees and other ancillary costs. The Company currently estimates that 60% of the 290 patients will elect the £1,000 offer and 40% will elect to be retreated. The Company has recorded a charge to selling, general and administrative expense for the three months ended March 31, 2006 of $0.7 million. These estimates may change in future periods and the effects of any changes in these estimates accounted for in the period in which the estimate changes. As of March 31, 2006, no amounts had been expended related to this settlement and the $0.7 million liability was included in accrued expenses in the consolidated balance sheet.

Note 5—Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures. The Company adopted SFAS No. 123(R) as of January 1, 2006 using the modified prospective application method. Under the modified prospective application method, the fair value measurement requirements of SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding as of January 1, 2006 is recognized as the requisite service is rendered on or after January 1, 2006. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before January 1, 2006 are precluded.

Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors. Compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instrument That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $46,336 of compensation expense, net of tax, during the three months ended March 31, 2006 for stock option awards made to one employee and four directors, based on the estimated fair values at the grant dates of the awards.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the three months ended March 31, 2006 was $46,336 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended March 31, 2006 was $0.002 greater than if the Company had continued to account for share-based compensation under APB No. 25.

Results for the three months ended March 31, 2005 have not been restated. Had compensation expense for employee and director stock options been determined based on fair value at the grant date consistent with SFAS No. 123(R), with stock options expensed using the straight-line attribution method, the Company’s net loss and loss per share for the three months ended March 31, 2005 would have been increased to the pro forma amounts indicated below:

Three Months Ended March 31, 2005
Net loss—as reported	$(6,431,206)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects of $0	25,729
Less: total stock based employee compensation determined under fair value based method for all awards granted to employees, net of related tax effect of $0	(1,535,745)
Net loss—pro forma	$(7,941,222)
Net loss per share—as reported
Basic and diluted	$(0.21)
Net loss per share—pro forma
Basic and diluted	($0.26)

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $1.48 for the three months ended March 31, 2006 and $4.84 for the three months ended March 31, 2005. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Expected life (years)	5.3 years	5.0 years
Interest rate	4.4%	4.0%
Dividend yield	—	—
Volatility	83%	78%

The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected volatility is based on the Company’s historical experience. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s historical experience or the simplified method, as permitted by SEC Staff Accounting Bulletin No. 107 where appropriate. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The forfeiture rate used was based upon historical experience. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience.

During December 2005, the Company’s Board of Directors approved the full vesting of all unvested, outstanding stock options issued to current employees and directors. The Board decided to take this action (“the acceleration event”) in anticipation of the adoption of SFAS No. 123 (Revised 2004). As a result of this acceleration event, approximately 1.4 million stock options were vested that would have otherwise vested during 2006 and later periods. At the time of the acceleration event, the unamortized grant date fair value of the affected options was approximately $3.6 million (for SFAS No. 123 and SFAS No. 148 pro forma disclosure purposes), which was charged to pro forma expense in the fourth quarter of 2005. As the Company accelerated the vesting of outstanding employee and director stock options during December 2005, there was no remaining expense related to such options to be recognized in the Company’s statements of operations in future periods.

There were no stock options exercised during the three months ended March 31, 2006. A summary of option activity is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	6,912,683	$5.66
Three months ended March 31, 2006:
Granted	130,000	2.12
Exercised	—	—
Forfeited	(65,150)	6.64
Outstanding at March 31, 2006	6,977,533	5.58	3.04	$117,872
Options exercisable at March 31, 2006	6,774,199	$5.64	2.96	$101,872

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2006:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at January 1, 2006	116,667	$1.12
Granted	130,000	1.48
Vested	(43,333)	1.32
Forfeited	—	—
Non-vested at March 31, 2006	203,334	$1.47

The total fair value of shares vested during the three months ended March 31, 2006 was $57,066. As of March 31, 2006, there was $166,336 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 0.84 years.

2001 Stock Option and Stock Appreciation Rights Plan

Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

During the three months ended March 31, 2005, the Company issued under the 2001 Stock Plan a total of 56,000 options to purchase its common stock with an exercise price of $7.24 per share to three employees. The options were fully vested on December 31, 2005, with the exception of 1,000 options which were cancelled during 2005. During the three months ended March 31, 2006, the Company issued to four independent Board of Director members, under the 2001 Stock Plan, a total of 120,000 options to purchase its common stock with an exercise price of $2.14 per share and a ten year maximum contractual life. The options vest over four fiscal quarters during 2006. Also during the three months ended March 31, 2006, the Company issued, under the 2001 Stock Plan, a total of 10,000 options to purchase its common stock with an exercise price of $1.84 per share to one employee with a five year maximum contractual life. These options vest over a three year period from the date of grant.

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

During the three months ended March 31, 2005, the Company issued a total of 80,000 options to purchase its common stock with an exercise price of $7.67 per share to four board members. The options vested over a one year period, and were fully vested on December 31, 2005. Further, the Company issued a total of 100,000 options to purchase its common stock with an exercise price of $7.24 per share to six employees. The options were fully vested on December 31, 2005, with the exception of 20,000 options which were cancelled during 2005. No options were granted under the 2003 Stock Plan during the three months ended March 31, 2006.

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

No options were issued under the 2005 Stock Plan during the three months ended March 31, 2005 or the three months ended 2006. No restricted stock awards were issued during the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company issued 126,750 shares of restricted stock awards to various employees. The restricted common stock vests quarterly over three years, beginning on March 31, 2006 and ending on December 31, 2008. Compensation expense related to restricted stock for the three months ended March 31, 2006 was $23,497. As of March 31, 2006, there was $245,761 of total unrecognized compensation cost related to non-vested restricted stock awards. At March 31, 2006, the cost was expected to be recognized over a weighted-average period of 2.74 years. However, in April 2006 the majority of the unvested restricted stock was exchanged for stock options.

Additional information related to unvested restricted stock awards is as follows:

	Non-vested Restricted Shares
	Number of Shares	Weighted- Average Fair Value
Non-vested at January 1, 2006	2,000	$1.21
Granted	126,750	2.11
Vested	(10,553)	2.11
Forfeited	—	—
Non-vested at March 31, 2006	118,197	$2.09

Other Stock Options

During the three months ended March 31, 2005 and three months ended March 31, 2006, the Company did ‘not issue any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan.

Stock Options Issued for Services

As of March 31, 2006, the Company has outstanding 641,100 warrants and options issued to non-employees under consulting and distribution agreements. The following sets forth certain information concerning these warrants and options:

	Vested	Unvested
Warrants and options outstanding	537,766	103,334
Vesting period	n/a	2-9 mos.
Range of exercise prices	$ 1.50-10.49	$ 3.50-6.00
Weighted average exercise price	$ 5.29	$ 4.79
Expiration dates	2006-2013	2009-2013

Expense related to these contracts was approximately $43,000 and $8,000 for the three months ended March 31, 2006 and three months ended March 31, 2005, respectively. The expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions for the three months ended March 31, 2006 and three months ended March 31, 2005:

Expected life (years)	5 - 10 Years
Interest rate	4.0%
Dividend yield	—
Volatility	83%

There were 688,256 warrants outstanding as of March 31, 2006 and December 31, 2005. No warrants were converted or forfeited during the three months ended March, 31, 2006.

Note 6—Geographical Information

The Company operates its business on the basis of a single reportable segment. The Company markets its products on a global basis. The Company’s principal markets are the United States, the United Kingdom and Europe. While no commercial operations have commenced in the United States, the United States is presented separately as it is the Company’s headquarters.

Geographical information concerning the Company’s reportable segment is as follows:

	Revenue Three months ended March 31,
	2006	2005
United States	$—	$—
United Kingdom	1,511,533	2,427,721
Other	288,037	238,813
	$1,799,570	$2,666,534

	Property and Equipment, net
	March 31, 2006	December 31, 2005
United States	$4,794,886	$4,602,417
United Kingdom	1,788,367	1,868,592
Switzerland	10,170,405	10,806,163
	$16,753,658	$17,277,172

Note 7—Subsequent Event

During the second quarter of 2006, the Company significantly reduced its Switzerland workforce, thereby incurring approximately $0.3 million of severance costs.

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

•      the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

•      our ability to efficiently integrate future acquisitions, if any;

•      our ability to successfully integrate other new lines of business that we may enter in the future, if any; and

•      other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2005.

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

General

We specialize in the development and commercialization of autologous cellular therapies for soft tissue regeneration. Our two product candidates, which are directed at the aesthetic and dental markets, utilize our proprietary Isolagen Process. Our ability to operate profitably under our current business plan is largely contingent upon our success in obtaining regulatory approval to sell our products, upon our successful development of markets for our products, and upon our development of profitable manufacturing processes. We may be required to obtain additional capital in the future to support these efforts or expand our operations. No assurance can be given that we will be able to obtain such regulatory approvals, successfully develop the markets for our products or develop profitable manufacturing methods, or obtain such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

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

The focus of our efforts has been and will continue to be the development, testing and approval of the Isolagen Process, and research into other applications, as a result of which we are still considered to be a “development stage” enterprise. We have, since 2002, made the Isolagen Process available to physicians primarily in the United Kingdom as a means of developing our marketing, sales and manufacturing processes. Revenue was approximately $1.8 million for the three months ended March 31, 2006. We continue to generate negative gross margins, as discussed under “Results of Operations—Comparison of the three months ended March 31, 2006 and 2005.”

At March 31, 2006 and December 31, 2005, we had cash, cash equivalents, restricted cash and available-for-sale investments of $57.3 million and $67.0 million, respectively. The causes of our decrease in cash, cash equivalents, restricted cash and available-for-sale investments are discussed under “Liquidity and Capital Resources.” We believe our existing capital resources are adequate to finance our operations through June 30, 2007; however, our long-term viability is dependent upon successful operation of our business, which includes our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

Recent Developments

We are developing our lead dermal product candidate for the correction and reduction of the normal effects of aging, such as wrinkles and nasolabial folds. In March 2004, we announced positive results of our first Phase III exploratory clinical trial for our lead product candidate. In July 2004, we announced the commencement of two pivotal Phase III trials, which were being conducted in two different geographic and demographic populations in the United States as two identical trials for the treatment of facial wrinkles. These trials, which were concluded during the second half of 2005, were randomized, double blind and placebo-controlled and were conducted at various sites in the United States. The trials, which were conducted simultaneously, each had in excess of 100 subjects split evenly between the treatment group and the placebo group.

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

We used the information derived from our post hoc statistical analysis and the input of our clinical advisors to develop a Phase III confirmatory study. During the fourth quarter of 2005, we submitted a protocol to the FDA for a 200 subject confirmatory study the results of which we intend to submit together with our previous studies to support a Biological License Application (BLA) filing in 2007. We are diligently working with the FDA to secure Special Protocol Assessment (SPA) approval of this new Phase III confirmatory study and to resolve a number of issues relating to the commencement of the confirmatory study. As part of this process, we believe we have made significant progress in addressing the FDA’s requests for information regarding Chemistry Manufacturing Controls (CMC) data and process validation. We intend to conduct the confirmatory study from our Exton, Pennsylvania facility. We completed the construction of the Exton manufacturing facility during the fourth quarter of 2005.

During the fourth quarter of 2005, we commenced preparations for our confirmatory study, including identifying and recruiting investigator sites and submission of the protocol to the FDA. We recently conducted an investigator meeting during which we provided injection and assessment training to participants. We have completed training and currently expect to complete site initiation by the end of the first half of 2006. This study will be conducted from our Exton facility.

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

Switzerland

In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. We spent approximately $1.8 million to date on the first phase of the renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. We expect to commence selling efforts during the second quarter of 2006 at which time the carrying amount of the campus will be reclassified as an asset held for sale. Although the campus was not being actively marketed for sale as of March 31, 2006, management assessed whether the book value of the corporate campus was impaired based on its estimate of the realizable value of the corporate campus and made a determination to write down the corporate campus by $0.7 million, which charge is reflected in selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2006. The net book value of the corporate campus at March 31, 2006 was $10.1 million, reflecting management’s estimate of the realizable value of the corporate campus.

United Kingdom Customer Settlement

During 2005, we began an informal study and surveyed of a number of patients who had previously received the Isolagen treatment to assess patient satisfaction. Some patients surveyed reported sub-optimal results from treatment. One hundred forty-nine patients who claimed to have received sub-optimal results were retreated for the purpose of determining the reasons for sub-optimal results. Only those patients who completed the survey, provided adequate medical records including before and after photographs and who were deemed both to have received a sub-optimal result from a first treatment administered according to the Isolagen protocol and who were considered to be appropriate patients for treatment with the Isolagen process received re-treatment. No one completing the survey was offered re-treatment unless they agreed to these conditions. Following re-treatment, a number of patients reported better results than first obtained through the initial treatment by their initial treating physician.

During the first quarter of 2006, we received a number of complaints from certain patients who had learned of the limited re-treatment program and also learned that a number of physicians with dissatisfied patients were generating public ill-will as a result of the Company’s decision to limit the number of patients offered re-treatment and were encouraging dissatisfied patients to seek recourse against us. In response, in March 2006 we decided that it was in our best interest to address these complaints to foster goodwill in the marketplace and avoid the cost of any potential patient claims. Accordingly, we agreed to resolve any properly documented and substantiated patient complaints by offering to retreat the patient pursuant to the same criteria stated above or pay £1,000 (approximately US$1,750) to the patients identified to us as having received a sub-optimal result. In order to qualify for re-treatment and in addition to the criteria set forth above, the patient will be treated by a physician identified by us who will treat these patients pursuant to a protocol. In addition, these patients must agree to follow-up visits and assessments of their response to treatment. No patient unlikely to benefit from Isolagen therapy will be retreated.

We made this offer to approximately 290 patients during late March 2006. Accordingly, we believe our range of liability is between £290,000 (or approximately $0.5 million), assuming all 290 patients were to choose the £1,000 payment, and approximately £580,000 (or approximately $1.0 million), assuming all 290 patients elected to be retreated. The estimated costs for re-treatment include the cost of treatment, physician fees and other ancillary costs. We currently estimate that 60% of the 290 patients will elect the £1,000 offer and 40% will elect to be retreated. The Company has recorded a charge to selling, general and administrative expense for the three months ended March 31, 2006 of $0.7 million. These estimates may change in future periods and the effects of any changes in these estimates will be accounted for in the period in which the estimate changes. As of March 31, 2006, no amounts had been expended related to this settlement and the $0.7 million liability was included in accrued expenses in the consolidated balance sheet.

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

The Isolagen Process is administered to each patient using a recommended regimen of injections. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The Company believes each injection has stand alone value to the patient. The Company invoices the attending physician when the physician sends his or her patient’s tissue sample to us, which creates a contractual arrangement between us and the medical professional. The amount invoiced varies directly with the dose and number of injections requested. Generally, orders are paid in advance by the physician prior to the first injection. There is no performance provision under any arrangement with any physician, and there is no right to refund or returns for unused injections.

As a result, we believe that the requirements of SAB 104 are met as each injection is shipped, as the risk of loss transfers to our physician customer at that time, the fee is fixed and determinable and collection is reasonably assured. Advance payments are deferred until shipment of the injection(s). The amount of the revenue deferred represents the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections. In accordance with EITF 00-21, the fee charged for this service is recognized as revenue ratably over the length of the storage agreement.

Cost of Sales, Selling, General and Administrative Expenses and Research and Development Expenses: The primary purpose of our Houston, Texas and to a large degree our Exton, Pennsylvania facility is to conduct research on the development, testing and approval of the Isolagen Process. Our London facility was engaged in the commercialization of our process (for which they earned revenue from the sale of Isolagen Process injections) as a means to improve manufacturing technologies that would be used to produce commercial quantities of injections on a profitable basis in the future. Therefore, we classify as cost of sales the costs (except for costs related to marketing, sales and general corporate administration) incurred in operating our London facility and our previous Australian facility, while the costs incurred in operating our Houston, Texas and Exton, Pennsylvania facilities (except for costs related to general corporate administration) are classified as research and development expenses.

Costs of sales includes salaries and benefits, costs paid to third-party contractors to develop and manufacture drug materials and delivery devices, inventory used in the manufacturing process, a portion of facilities cost and other indirect manufacturing costs. Those costs, except for the costs of raw materials that have not been used, are expensed as incurred.

As discussed under “Business—Our Solution,” historically, autologous cell companies have been hampered by manufacturing technologies that use traditional methodology for culturing cells through the utilization of plastic flasks. This methodology is labor intensive, slow, involves many sterile interventions and is costly. The use of this process to produce Isolagen Process injections in commercial quantities would not, over time, be profitable. We have been using the commercialization of our process as a means of researching and developing manufacturing technologies which therefore could be used to produce commercial quantities of injections on a profitable basis. Through March 31, 2006 our cost of sales has exceeded our revenue. This reflects the fact that the level of our sales from our commercialization efforts, primarily in the United Kingdom, have not yet reached the levels necessary for profitable operations, and the development and implementation of improved processes has not yet achieved all of the cost efficiencies we hope to achieve in the future.

If, in the future, the purposes for which we operate our Exton, Pennsylvania or London facilities, or any other facilities or new facilities we open, changes, the allocation of the costs incurred in operating that facility between cost of sales and research and development expenses could change to reflect such operational changes.

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

Stock-Based Compensation:  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123 (R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures.

We adopted SFAS No. 123(R) as of January 1, 2006 using the modified prospective application method. Under the modified prospective application method, the fair value measurement requirements of SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding as of January 1, 2006 is recognized as the requisite service is rendered on or after January 1, 2006. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before January 1, 2006 are precluded.

The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for awards in footnote disclosures required under SFAS No. 123. Prior to the adoption of SFAS No. 123(R), we followed the intrinsic value method in accordance with APB No. 25 to account for our employee and director stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instrument That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. This change in accounting resulted in the recognition of compensation expense of less than $0.1 million for the three months ended March 31, 2006 related to our employee and director stock options. As of March 31, 2006, there was $0.2 million of total unrecognized compensation cost related to these non-vested stock options; the cost of which is expected to be recognized over a weighted-average period of 0.84 years. Moreover, we recently began issuing restricted stock awards. Compensation expense related to restricted stock awards for the three months ended March 31, 2006 was less than $0.1 million. As of March 31, 2006, there was $0.2 million of total unrecognized compensation cost related to non-vested restricted stock awards. At March 31, 2006, the cost was expected to be recognized over a weighted-average period of 2.74 years. However, in April 2006, the majority of the unvested restricted shares were exchanged for stock options. For additional information related to our stock-based compensation costs during the first quarter of 2006, See Note 5 – Share-Based Compensation.

During December 2005, the board of directors approved the full vesting of all unvested, outstanding stock options issued to current employees and directors. The board decided to take this action (“the acceleration event”) in anticipation of the adoption of SFAS No. 123 (R). As a result of this acceleration event, approximately 1.4 million stock options were vested that would have otherwise vested during 2006 and later periods. At the time of the acceleration event, the unamortized grant date fair value of the affected options was approximately $3.6 million (for SFAS No. 123 and SFAS No. 148 pro forma disclosure purposes), which was charged to pro forma expense in the fourth quarter of 2005. Substantially all of the unvested employee stock options that were subject to the acceleration event had exercise prices above market price of our common stock at the time the board approved the acceleration event. However, in accordance with SFAS 123 (R) if we had not completed this acceleration event in December 2005, the majority of the $3.6 million amount discussed above would have been charged against the future results of operations, beginning in the first quarter of fiscal 2006 and continuing through later periods as the options vested. As discussed above, substantially all of the unvested employee stock options which were accelerated had exercise prices above market price at the time of acceleration. For the purposes of applying APB No. 25 to such stock options in the statement of operations for the year ended December 31, 2005, the acceleration event was treated as the acceleration of the vesting of employee and director options that otherwise would have vested as originally scheduled, and accordingly was not a modification requiring the remeasurement of the intrinsic value of the options, or the application of variable option accounting, under APB No. 25. For stock options that had exercise prices below market price at the time of acceleration and that would not have vested originally, a charge of approximately $15,000 was recorded in the statement of operations for the year ended December 31, 2005.

Federal Securities and Derivative Actions: As discussed in Note 4 of Notes to Consolidated Financial Statements and Part II, Item 1, Legal Proceedings, set forth elsewhere in this Report, we are currently defending ourselves against various class and derivative actions. We intend to defend ourselves vigorously against these actions. We cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in our consolidated financial statements. Generally, a loss must be both reasonably estimable and probable in order to record a provision for loss. We will expense our legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. Although we have not recorded a provision for loss regarding these matters, a loss could occur in a future period.

We are involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on our financial statements.

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

REVENUES. Revenue decreased $0.9 million, or 33%, to $1.8 million for the three months ended March 31, 2006, as compared to $2.7 million for the three months ended March 31, 2005. Since the first quarter of 2005, revenue has decreased each quarter.

As discussed above, Our London facility is engaged in the commercialization of our process (for which they earned revenue from the sale of Isolagen Process injections) as a means to improve manufacturing technologies that would be used to produce commercial quantities of injections on a profitable basis in the future. We are working to reduce and stabilize our costs through an optimized manufacturing process and other efficiencies and we believe we are making significant progress. However, through March 31, 2006 we continue to experience a negative gross margin. We do not believe that we should drive demand if we are manufacturing our product at negative margins, and as a result in the recent periods we have not attempted to increase our revenue stream. Until a combination of a reduction in our cost of goods and an improvement in gross margin per treatment is attained, we do not expect to attempt to increase our revenue stream above its current level.

In terms of product volumes as measured by milliliter of product, volumes decreased by approximately 18% during the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. Average selling price per milliliter of treatment decreased approximately 29% during the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. The average selling price has fluctuated as we continue to investigate various price points in the United Kingdom market. In addition, our average selling price per milliliter has declined due to the increase in four and six milliliter treatment programs sold in the quarter ended March 31, 2006 as compared to primarily three milliliter treatments sold during the quarter ended March 31, 2005. Generally, higher milliliter treatments have a higher selling price than lower milliliter treatments, however, the average price per milliliter decreases.

In addition, after the completion of a standard treatment, a patient may request and pay for an additional one to three milliliters of treatment. Such additional treatment volumes increased by approximately 150% during the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. This increase in volume was offset by a decrease in average selling price of approximately 36%.

The revenue which we recognized during the quarters ended March 31, 2006 and 2005 was in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Process. From time to time, we provide promotional incentives, or no charge treatments, to doctors utilizing the Isolagen Process. Such promotional incentives are not reflected as revenue, but rather, are reflected as marketing expense in selling, general and administrative expenses. We expect to continue, on a reduced basis in 2006, providing such promotional incentives to doctors during the introduction phase of the Isolagen Process in the United Kingdom and elsewhere.

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections. The fees charged for this service are recognized as revenue ratably over the length of the storage agreement. Revenue from this service in each of the quarters ended March 31, 2006 and 2005 was less than $0.1 million.

COST OF SALES. Costs of sales decreased to $1.9 million for the three months ended March 31, 2006, as compared to $2.4 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, our cost of sales exceeded revenue as the development and implementation of improved manufacturing processes has not yet achieved all of the cost efficiencies we anticipate.

As a percentage of revenue, cost of sales were approximately 107% for the quarter ended March 31, 2006 and approximately 91% for the quarter ended March 31, 2005. The change in this percentage is the result of the lower level of sales activity during the quarter ended March 31, 2006. As product volumes have decreased, our fixed costs have been spread over a lesser number of units, thereby increasing cost of sales as a percentage of revenue. We have experienced improvements regarding the quantity of certain materials utilized in our manufacturing process. The improvements have not been able to offset the lower number of biopsies in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. As previously discussed, we have been using the commercialization of the Isolagen Process in the UK market to improve our manufacturing process in order to scale commercial production on a profitable basis in the future. As the London facility operations continue to develop and mature, resulting in significant changes to its stage of commercial development, large fluctuations in the percentage of cost of sales to revenue are anticipated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and administrative expenses increased approximately $0.8 million, or 18%, to $5.7 million for the three months ended March 31, 2006, as compared to $4.8 million for the three months ended March 31, 2005. The increase in selling, general and administrative expense is primarily due to the following:

a)         In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. We spent approximately $1.8 million to date on the first phase of the renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. As of March 31, 2006, management assessed whether the book value of the corporate campus was impaired and made a determination to write down the corporate campus by $0.7 million, which is reflected in selling, general and administrative expenses. The net book value of the corporate campus at March 31, 2006 was $10.1 million, reflecting management’s estimate of the realizable value of the corporate campus.

b)         Legal expenses increased approximately $0.4 million to $0.7 million for the three months ended March 31, 2006, as compared to $0.3 million for the three months ended March 31, 2005, due primarily to costs related to the securities and derivative lawsuits, for which we are defendants, and various employment matters.

c)         Salaries and compensation increased by approximately $0.3 million to $1.3 million for the three months ended March 31, 2006, as compared to $1.0 million for the three months ended March 31, 2005 due to an increase in the number of employees.

d)         Travel expense decreased by approximately $0.3 million to $0.1 million for the three months ended March 31, 2006, as compared to $0.4 million for the three months ended March 31, 2005, due primarily to decreased travel between our Houston, Texas and Exton, Pennsylvania locations as compared to the prior year.

e)         Consulting expense decreased by approximately $0.2 million to $0.2 million for the three months ended March 31, 2006, as compared to $0.4 million for the three months ended March 31, 2005 due to a reduction in recruiting fees and other consulting costs.

The United Kingdom Customer Settlement is separately presented on the consolidated statement of operations for the three months ended March 31, 2006 and is separately discussed further below.

RESEARCH AND DEVELOPMENT.   Research and development expenses increased by approximately $1.6 million during the three months ended March 31, 2006 to $3.2 million, as compared to $1.6 million during the quarter ended March 31, 2005. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States and also include costs to develop manufacturing, cell collection and logistical process improvements. Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the first half of 2005. We subsequently commenced preparations for a confirmatory Phase III dermal trial during the fourth quarter of 2005. Such costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of December 31, 2005 was $26.5 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our pivotal Phase III dermal trial (see the Recent Developments section), the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for the dermal applications will be at this time. Also, during the third quarter of 2005, we began an investigational study related to patients subjectively considered to be poor responders to the Isolagen Process (or the “suboptimal program”). 149 patients were ultimately included in the suboptimal program and the program is expected to be completed during the first half of 2006 at an estimated total cost of $0.6 million. We have other research projects currently underway. However, research and development costs related to these projects were not material during 2006 and 2005.

The major changes in research and development expense are due primarily to the following: a) consulting expense increased by approximately $0.9 million to $1.7 million for the three months ended March 31, 2006, as compared to $0.8 million for the three months ended March 31, 2005, as a result of increased expenditures related to our clinical trials, b) facility costs, including rent, utilities and other related costs, increased approximately $0.5 million, due primarily to the new Exton, Pennsylvania lease which commenced after the first quarter of 2005 and c) laboratory supplies expense increased by $0.3 million as a result of increased clinical activities in our new Exton, Pennsylvania location. These increases were offset by a reduction in salaries and payroll taxes by approximately $0.2 million to $0.6 million for the three months ended March 31, 2006, as compared to $0.8 million for the three months ended March 31, 2005, as a result of decreased employees engaged in research and development activities and the prior year reduction in personnel at our Houston, Texas facility.

UNITED KINGDOM CUSTOMER SETTLEMENT. During 2005, we began an informal study and surveyed of a number of patients who had previously received the Isolagen treatment to assess patient satisfaction. Some patients surveyed reported sub-optimal results from treatment. One hundred forty-nine patients who claimed to have received sub-optimal results were retreated for the purpose of determining the reasons for sub-optimal results. Only those patients who completed the survey, provided adequate medical records including before and after photographs and who were deemed both to have received a sub-optimal result from a first treatment administered according to the Isolagen protocol and who were considered to be appropriate patients for treatment with the Isolagen process received re-treatment. No one completing the survey was offered re-treatment unless they agreed to these conditions. Following re-treatment, a number of patients reported better results than first obtained through the initial treatment by their initial treating physician.

During the first quarter of 2006, we received a number of complaints from certain patients who had learned of the limited re-treatment program and also learned that a number of physicians with dissatisfied patients were generating public ill-will as a result of the Company’s decision to limit the number of patients offered re-treatment and were encouraging dissatisfied patients to seek recourse against us. In response, in March 2006 we decided that it was in our best interest to address these complaints to foster goodwill in the marketplace and avoid the cost of any potential patient claims. Accordingly, we agreed to resolve any properly documented and substantiated patient complaints by offering to retreat the patient pursuant to the same criteria stated above or pay £1,000 (approximately US$1,750) to the patients identified to us as having received a sub-optimal result. In order to qualify for re-treatment and in addition to the criteria set forth above, the patient will be treated by a physician identified by us who will treat these patients pursuant to a protocol. In addition, these patients must agree to follow-up visits and assessments of their response to treatment. No patient unlikely to benefit from Isolagen therapy will be retreated.

We made this offer to approximately 290 patients during late March 2006. Accordingly, we believe our range of liability is between £290,000 (or approximately $0.5 million), assuming all 290 patients were to choose the £1,000 payment, and approximately £580,000 (or approximately $1.0 million), assuming all 290 patients elected to be retreated. The estimated costs for re-treatment include the cost of treatment, physician fees and other ancillary costs. We currently estimate that 60% of the 290 patients will elect the £1,000 offer and 40% will elect to be retreated. The Company has recorded a charge to selling, general and administrative expense for the three months ended March 31, 2006 of $0.7 million. These estimates may change in future periods and the effects of any changes in these estimates will be accounted for in the period in which the estimate changes. As of March 31, 2006, no amounts had been expended related to this settlement and the $0.7 million liability was included in accrued expenses in the consolidated balance sheet.

INTEREST INCOME.  Interest income decreased to $0.6 million for the quarter ended March 31, 2006 compared to $0.7 million for the quarter ended March 31, 2005. The decrease in interest income of $0.1 million resulted principally from a decrease in the amount of cash held in interest bearing accounts, and our investment in marketable debt securities, due to the investment of the proceeds from the issuance of $90.0 million of 3.5% convertible subordinated debt in the fourth quarter of 2004 offset by an increase in interest rates over the comparable period. We expect our interest income to decrease in 2006 as we continue to utilize our cash and available-for-sale investments to fund operations and capital expenditures.

INTEREST EXPENSE.  Interest expense was $1.0 million for the quarter ended March 31, 2006, as compared to $1.0 million for the quarter ended March 31, 2005. Nearly all of our interest expense is associated with our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.2 million in each of the quarters ended March 31, 2006 and 2005.

NET LOSS.  Net loss for the quarter March 31, 2006 was $9.9 million as compared to a net loss of $6.4 million for the quarter ended March 31, 2005. This increase in net loss of $3.5 million, or 54%, represents the effects from the increases in our operating expenses and the decrease in our gross margin discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the three months ended March 31, 2006 amounted to $8.9 million, as compared to the $5.5 million of cash used in operating activities during the three months ended March 31, 2005. The increase in the cash used in operations of $3.4 million reflects the increases in our expenses, and in our net loss as discussed above (adjusted for non-cash expenditures) of $2.5 million. Also, the increase of cash used in operations is due to our changes in net operating assets, which negatively impacted cash flows by $0.9 million. During the three months ended March 31, 2006, our changes in net operating assets resulted in a cash outflow of $0.5 million, primarily due to a significant reduction in our accounts payable. During the three months ended March 31, 2005, our changes in net operating assets resulted in a cash inflow of $0.4 million. For the three months ended March 31, 2006, we financed our operating cash flow needs from our cash on hand at the beginning of the period. Those cash balances were the result of debt and equity offerings we completed in 2004 and 2003.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2006 amounted to $8.9 million as compared to cash used in investing activities of $35.8 million during the three months ended March 31, 2005; a positive change of $44.8 million. This increase in cash provided by investing activities is due to the increase in net cash flows from the investment in or sale of available-for-sale investments, net, of $44.8 million. Cash expended on capital expenditures during the three months ended March 31, 2006 changed by less than $0.1 million as compared to the three months ended March 31, 2005.

Financing Activities

Cash from financing activities was zero during the three months ended March 31, 2006, as compared to less than $0.1 million of cash provided by financing activities during the three months ended March 31, 2005.

Working Capital

As of March 31, 2006, we had cash, cash equivalents, restricted cash and available-for-sale investments of $57.3 million and working capital of $52.2 million (including our cash, cash equivalents, restricted cash and available-for-sale investments). We believe our existing capital resources are adequate to finance our operations through June 30, 2007; however, our long-term viability is dependent upon successful operation of our business, our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

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

The note holders may convert the notes into shares of our common stock at any time before the close of business on November 1, 2024, unless the notes have been previously redeemed or repurchased as discussed below. The initial conversion rate (which is subject to adjustment) for the notes is 109.2001 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $9.16 per share. Holders of notes called for redemption or submitted for repurchase will be entitled to convert the notes up to and including the business day immediately preceding the date fixed for redemption or repurchase.

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

Factors Affecting Our Capital Resources

In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. We spent approximately $1.8 million to date on the first phase of the renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. We expect to commence selling efforts during the second quarter of 2006. As of March 31, 2006, management assessed whether the book value of the corporate campus was impaired and made a determination to write down the corporate campus by $0.7 million, which is reflected in selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2006. The net book value of the corporate campus at March 31, 2006 was $10.1 million, reflecting management’s estimate of the realizable value of the corporate campus.

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

Inflation did not have a significant impact on the Company’s results during the three months ended March 31, 2006.

OFF-BALANCE SHEET TRANSACTIONS

We do not engage in material off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates to foreign currency transactions and the potential effects of changes in exchange rates. Such market risks have not changed materially from those described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006. Our foreign assets and liabilities are translated into U.S. dollars each accounting period and the effect of such translation is reflected as a separate component of consolidated stockholders’ equity. Our consolidated stockholders’ equity fluctuates depending on the weakening or strengthening of the U.S. dollar against the foreign currency in which foreign assets and liabilities are denominated.

As a result of relatively consistent foreign currency exchange rates since December 31, 2005, specifically as it relates to the British pound and the Swiss franc, our accumulated other comprehensive loss of $0.8 million at December 31, 2005 has decreased to an accumulated other comprehensive loss of $0.7 million at March 31, 2006; or

a change of less than $0.1 million. However, our accumulated other comprehensive loss is considered unrealized and is reflected in the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Vice President of Finance and Corporate Controller and Principal Accounting Officer (the “Certifying Officers”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Securities Litigation

The Company and certain of its current and former officers and directors are defendants in class action cases pending in the United States District Court for the Eastern District of Pennsylvania.

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

The Liff and Cummiskey actions were consolidated on October 7, 2005. The Gargiolo and Newman actions were consolidated on November 29, 2005. On November 18, 2005, the Company filed a motion with the Judicial Panel on Multidistrict Litigation (the “MDL Motion”) to transfer the Federal Securities Actions and the Keene derivative case (described below) to the United States District Court for the Eastern District of Pennsylvania. The

Liff and Cummiskey actions were stayed on November 23, 2005 pending resolution of the MDL Motion. The Gargiulo and Newman actions were stayed on December 7, 2005 pending resolution of the MDL Motion. The MDL Motion was heard on January 7, 2006 and a ruling was issued on February 23, 2006 transferring the actions pending in the Southern District of Texas to the Eastern District of Pennsylvania.

On April 4, 2006, the court appointed Silverback Asset Management, LLC, Silverback Master, Ltd., Silverback Life Sciences Master Fund, Ltd., Context Capital Management, LLC and Michael F. McNulty as Lead Plaintiffs, and the law firms of Bernstein Litowitz Berger & Grossman LLP and Kirby McInerney & Squire LLP as Lead Counsel in the Federal Securities Actions. The Company anticipates that an amended complaint will be filed in the near future.

Derivative Actions

The Company is the nominal defendant in derivative actions (the “Derivative Actions”) pending in State District Court in Harris County, Texas, the United States District Court for the Eastern District of Pennsylvania, and the Court of Common Pleas of Chester County, Pennsylvania.

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

On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale complaint. The plaintiff filed an amended complaint on February 15, 2006. The plaintiff has served a discovery request on the Company, to which the Company has objected as premature.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. The Company anticipates that an amended complaint will be filed in the near future.

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

On January 20, 2006, the Company filed its preliminary objections to the complaint. The Company filed a memorandum of law in support of its objections on February 23, 2006. The plaintiff filed his response to the Company’s preliminary objections on March 14, 2006. Oral argument on the Company’s preliminary objections is currently scheduled to take place in July 2006.

The Derivative Actions are purportedly being prosecuted on behalf of the Company and any recovery obtained, less attorneys’ fees, will go to the Company. The Company is advancing legal expenses to certain current and former directors and officers of the Company who are named as defendants in the Derivative Actions and expects to receive reimbursement for those advances from its insurance carriers. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received.

Other

We are involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

ITEM 1A. RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect our business, future performance or financial condition. These risks and uncertainties are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider these risks and uncertainties prior to making an investment decision with respect to our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

(a)           Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.

Date: May 10, 2006	By:	/s/ Todd J. Greenspan

Todd J. Greenspan, Vice President of Finance and Corporate Controller