Form 10-Q
period 2006-06-30
ISOLAGEN INC
filed 2006-08-09
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2006

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

☐ Yes ☒ No

As of August 1, 2006, issuer had 34,362,733 shares of issued and 30,362,733 shares outstanding common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Isolagen, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$38,251,779	$41,554,203
Restricted cash	1,993,021	2,459,456
Available-for-sale investments	9,000,000	23,000,000
Accounts receivable, net of allowance for doubtful accounts of $8,655 and $100,639, respectively	501,326	719,000
Inventory	188,257	394,693
Other receivables	226,974	234,006
Prepaid expenses	580,810	901,582
Total current assets	50,742,167	69,262,940
Property and equipment, net of accumulated depreciation and amortization of $3,048,086 and $2,033,592, respectively	6,364,334	6,539,961
Asset held for sale	10,552,813	10,737,211
Other assets, net of amortization of $1,248,731 and $874,112, respectively	3,271,415	3,639,810
Total assets	$70,930,729	$90,179,922

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,078,064	$2,011,712
Accrued expenses	2,852,757	3,884,594
Deferred revenue	1,705,777	2,235,764
Total current liabilities	5,636,598	8,132,070
Long term debt	90,000,000	90,000,000
Other long term liabilities	318,247	144,749
Total liabilities	95,954,845	98,276,819
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Series C Junior Participating Preferred stock, $.001 par value; 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	34,302	34,260
Additional paid-in capital	110,515,625	109,879,125
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive loss	(299,240)	(784,644)
Accumulated deficit during development stage	(109,300,803)	(91,251,638)

Total shareholders’ deficit	(25,024,116)	(8,096,897)
Total liabilities and shareholders’ deficit	$70,930,729	$90,179,922

The accompanying notes are an integral part of these statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2006	2005
Revenue
Product sales	$1,643,746	$2,346,513
License fees	—	—
Total revenue	1,643,746	2,346,513
Cost of sales	1,978,015	2,764,931
Gross loss	(334,269)	(418,418)

Selling, general and administrative expenses	5,645,921	5,864,870
Research and development	1,794,959	3,436,921
Customer settlement (see Note 4)	78,540	—
Operating loss	(7,853,689)	(9,720,209)
Other income (expense)
Interest income	624,883	637,100
Other income	72,037	71,544
Interest expense	(974,945)	(977,648)
Net loss	$(8,131,714)	$(9,989,213)
Per share information
Net loss per share—basic and diluted	$(0.27)	$(0.33)
Weighted average number of basic and diluted common shares outstanding	30,272,407	30,246,463

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,		Cumulative Period December 28, 1995 (date of inception) to June 30,
	2006	2005	2006
Revenue
Product sales	$3,443,316	$5,013,047	$18,263,041
License fees	—	—	260,000
Total revenue	3,443,316	5,013,047	18,523,041
Cost of sales	3,909,073	5,184,603	21,730,530
Gross loss	(465,757)	(171,556)	(3,207,489)

Selling, general and administrative expenses	11,307,417	10,684,237	62,697,300
Research and development	4,948,204	5,031,502	28,301,711
Customer settlement (see Note 4)	790,063	—	790,063
Operating loss	(17,511,441)	(15,887,295)	(94,996,563)
Other income (expense)
Interest income	1,269,615	1,352,914	4,934,309
Other income	142,416	71,544	607,907
Interest expense	(1,949,755)	(1,957,582)	(6,832,771)
Net loss	(18,049,165)	(16,420,419)	(96,287,118)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Net loss attributable to common shareholders	$(18,049,165)	$(16,420,419)	$(109,300,803)
Per share information
Net loss—basic and diluted	$(0.60)	$(0.54)	$(7.77)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.92)
Preferred stock dividends	—	—	(0.13)
Net loss per common share—basic and diluted	$(0.60)	$(0.54)	$(8.82)
Weighted average number of basic and diluted common shares outstanding	30,266,420	30,231,735	12,398,578

The accompanying notes are an integral part of these consolidated financial statements

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	$—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 1/7/03	—	—	—	—	61,600	62	92,338	—	—	—	—	92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Conversion of warrants into common stock—1st qtr	—	—	—	—	78,526	79	(79)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)
Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	25,000	25	74,975	—	—	—	—	75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd t qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)
Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income (Loss)	Development Stage	Equity (Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	42,810	—	—	—	—	42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock awards issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	96,177
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	407,012
Compensation expense on restricted stock awards issued to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	4,210
Cancellation of unvested restricted stock – 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	16,500
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(18,049,165)	(18,049,165)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	485,404	—	485,404
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(17,563,761)
Balance, 6/30/06	—	$—	—	$—	34,301,733	$34,302	$110,515,625	4,000,000	$(25,974,000)	$(299,240)	$(109,300,803)	$(25,024,116)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		Cumulative Period from December 28, 1995 (date of inception) to June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(18,049,165)	$(16,420,419)	$(96,287,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity awards issued for services	620,042	(28,197)	4,022,243
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	1,091,145	829,055	5,098,825
Provision for doubtful accounts	37,799	93,613	221,744
Amortization of debt issue costs	374,620	374,620	1,248,732
Amortization of debt discounts on investments	—	(453,275)	(508,983)
Loss on disposal or impairment of property and equipment	718,405	—	2,663,793
Foreign exchange gain on substantial liquidation of foreign entity	—	—	(133,851)
Change in operating assets and liabilities:
Decrease (increase) in restricted cash	466,434	—	(1,993,022)
Decrease (increase) in accounts receivable	294,865	410,547	(708,302)
Decrease (increase) in other receivables	11,691	3,625	(64,883)
Decrease (increase) in inventory	219,294	683,331	(211,628)
Decrease (increase) in prepaid expenses	327,601	234,373	(576,268)
Decrease in other assets	2,629	196,452	34,232
Increase (decrease) in accounts payable	(970,693)	(978,108)	994,114
Increase (decrease) in accrued expenses and other liabilities	(975,513)	(237,187)	2,632,821
Increase (decrease) in deferred revenue	(651,272)	(192,185)	1,743,188
Net cash used in operating activities	(16,482,118)	(15,483,755)	(81,068,807)
Cash flows from investing activities:
Purchase of property and equipment	(786,316)	(12,454,680)	(24,840,575)
Proceeds from the sale of property and equipment	6,595	—	40,895
Purchase of investments	(2,700,000)	(72,848,313)	(152,998,313)
Proceeds from sales and maturities of investments	16,700,000	70,810,000	144,507,000
Net cash provided by (used in) investing activities	13,220,279	(14,492,993)	(33,290,993)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	16,500	75,000	78,924,220
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)
Net cash provided by financing activities	16,500	75,000	152,497,359
Effect of exchange rate changes on cash balances	(57,085)	(349,936)	114,220
Net increase (decrease) in cash and cash equivalents	(3,302,424)	(30,251,684)	38,251,779
Cash and cash equivalents, beginning of period	41,554,203	64,329,356	—
Cash and cash equivalents, end of period	$38,251,779	$34,077,672	$38,251,779

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,575,000	$1,557,500	$4,840,283
Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$11,423,824
Preferred stock dividend	—	—	1,589,861
Uncompensated contribution of services	—	—	755,556
Common stock issued for intangible assets	—	—	540,000
Equipment acquired through capital lease	$—	$—	$167,154

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

Isolagen specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. Autologous cellular therapy is the process whereby a patient’s own cells are extracted, allowed to multiply and then injected into the patient for applications such as skin rejuvenation and correction and reduction of the normal effects of aging like wrinkles and nasolabial folds. The procedure is minimally invasive and non-surgical.

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

The Company is developing its lead product candidate for the correction and reduction of the normal effects of aging, such as wrinkles and creases. In March 2004, the Company announced positive results of its first Phase III exploratory clinical trial for its lead product candidate. In July 2004, the Company announced the commencement of a pivotal Phase III trial consisting of two identical trials, Study A and Study B, conducted in different geographic and demographic populations in the United States. The results of the two studies were mixed; only Study B achieved statistical significance. As a result, the data from this Trial was inadequate to support a Biologics License Application.   The Company used the information derived from the Company’s post hoc statistical analysis and the input of the Company’s clinical advisors to develop a Phase III confirmatory study.  However, more recently the Company determined to conduct a full Phase III pivotal trial as opposed to a confirmatory trial which would consist of 400 subjects.  In June of 2006, the Company filed a request for a Special Protocol Assessment relating to the Company’s Phase III dermal trial.  On August 3, 2006, the FDA advised the Company that the FDA required a number of amendments to the request.  All of the requested changes are acceptable to the Company and the Company will file these amendments during the month of August 2006.  The FDA has 45 days to respond to a request or amendment to a request for a Special Protocol Assessment.

The Company’s goal is to become a leading commercial autologous cell therapy company for soft tissue regeneration. The Company currently sells its dermal product primarily in the United Kingdom. The Company plans to further expand sales of its dermal product to other parts of Europe, Asia and the Americas.

Through June 30, 2006, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, and continuing its United Kingdom operations. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2007. The Company expects to finance its operations primarily through its existing cash and future financing.

The Company’s ability to operate profitably is largely contingent upon its success in obtaining regulatory approval to sell its products, upon its successful development of markets for its products and upon its development of profitable manufacturing processes. The Company may be required to obtain additional capital in the future to expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods, or obtain any such additional capital as it might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations could be negatively impacted.

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

At June 30, 2006 and December 31, 2005, the Company had cash, cash equivalents, restricted cash and available-for-sale investments of $49.2 and $67.0 million, respectively. The Company believes that its existing capital resources are adequate to finance its operations through at least June 30, 2007; however, its long-term viability is dependent upon successful operation of its business, its ability to improve its manufacturing process, the approval of its products and the ability to raise additional debt and equity to meet its business objectives.

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

Balances of related after-tax components comprising accumulated other comprehensive income included in shareholders’ equity, at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$(299,240)	$(784,644)
Accumulated other comprehensive loss	$(299,240)	$(784,644)

Statement of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments (investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At June 30, 2006 and December 31, 2005, the Company had $2.0 million and $2.5 million, respectively, of cash restricted for the payment of the non-cancelable portion of the Exton, Pennsylvania facility lease, due monthly through March 2008.

Concentration of credit risk

The Company maintains its cash primarily with major U.S. domestic banks. The amounts held in these banks generally exceed the insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits. Cash equivalents are maintained with two financial institutions. The Company invests these funds primarily in government securities and/or mortgage-backed securities.

The Company’s available-for-sale investments, as set forth below, subject it to certain credit risk that is concentrated in securities issued by U.S. government sponsored mortgage entities, and various U.S. states. Due to the credit ratings of these issuers, the Company does not believe that the credit risk is significant.

Available-for-Sale investments

At June 30, 2006 and December 31, 2005, the Company held certain investments in marketable debt securities as a means of temporarily investing remaining proceeds from its issuance of shares of common stock and 3.5% Convertible Subordinated Notes until the funds are needed for operating purposes. These investments are being accounted for as “available-for-sale” investments under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

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

Assets held for sale

In April 2005, the Company acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. The Company subsequently spent approximately $1.8 million on the first phase of a renovation. In April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. The Company commenced its selling efforts during June of 2006 at which time the carrying amount of the campus was reclassified as an asset held for sale, as reflected on the accompanying June 30, 2006 consolidated balance sheet. The net book value of the corporate campus at June 30, 2006 was $10.6 million, reflecting management’s estimate of the realizable value of the corporate campus. The carrying amount of the campus as of December 31, 2005 has also been reclassified to conform to this presentation.

Although the campus was not being actively marketed for sale as of March 31, 2006 and therefore had not been reclassified as held for sale, as of March 31, 2006, management at that date assessed whether the book value of the corporate campus was impaired based on its estimate of the realizable value of the corporate campus, and made a determination to write down the corporate campus by $0.7 million, which charge was reflected in selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2006 and six months ended June 30, 2006.

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

Debt issue costs

The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in Other Assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $2.5 million at June 30, 2006 and $2.9 million at December 31, 2005, respectively.

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

The Company also offers a service whereby it stores a patient’s cells for later use in the preparation of injections. In accordance with EITF 00-21, the fee charged for this service is recognized as revenue ratably over the length of the storage agreement. Revenue related to this service was approximately $0.1 million and $0.2 million, respectively, for the three months and six months ended June 30, 2006 and less than $0.1 million for both the three and six months ended June 30, 2005.

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

Shipping and handling costs

The Company typically does not charge customers for shipping and handling costs for shipments within the United Kingdom. These costs are included in selling, general and administrative expenses. For shipments outside of the United Kingdom, the Company charges the customer for shipping and handling. Such charges to customers are presented net of the costs of shipping and handling, as selling, general and administrative expense, and are not significant to the consolidated statements of operations.

Research and development expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Research and development costs also include costs to develop improved manufacturing, cell collection and logistical process improvements. It is anticipated that such improvements would eliminate several of the steps and materials involved in the current system, which the Company expects would lead to significant cost reductions in both skilled labor and materials and will enable scalable mass production. However, the commercial viability of the improvements under consideration is uncertain, and the Company does not know whether it will be successful in its implementation.

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

Costs of exit activities

Houston, Texas. On March 28, 2006, the Company’s board of directors approved the shut-down of the Houston, Texas facility. The Houston, Texas facility was used primarily for research and development purposes and is maintained under an operating lease which ends on April 30, 2008. The research and development activities will be conducted at the Company’s facilities located in Exton, Pennsylvania. An exit plan was communicated to the affected employees during the three months ended June 30, 2006. There were approximately 15 employees at the Houston, Texas facility at March 31, 2006 and the large majority of these employees had been terminated by June 30, 2006 at a severance cost of less than $0.1 million. The Company will use its best efforts to negotiate an exit from the lease with the lessor, however, there is no assurance that such negotiations will be successful. As of June 30, 2006, the remaining lease payments and common operating expenses due under the Houston, Texas lease agreement was approximately $0.3 million.

Australian facilities. In September 2004, the Company approved a plan for the closure of its Australian facilities and the servicing of Australia from the Company’s London, England facility. The Company adopted this plan because it believed that anticipated processing enhancements and improved delivery logistics will eliminate the need for an Australian laboratory. During 2005, all Australian fixed assets were sold or disposed of and the lease related to the Australian facility was terminated. Included in the results of operations for both the three and six months ended June 30, 2005 are exit costs of less than $0.1 million related to the exit from the Australian facilities.

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the three and six months ended June 30, 2006 was $0.3 million and $0.4 million higher, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 were $0.01 greater than if the Company had continued to account for share-based compensation under APB No. 25 (see Note 5).

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

Loss per share data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1, except that it does not include unvested common shares subject to cancellation. Excluded from the computation of basic loss per share at June 30, 2006 were approximately 17,100 shares of outstanding, but unvested employee restricted stock awards. As these awards vest and are no longer subject to cancellation, they are then included in the calculation of basic loss per share. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method), restricted stock, convertible notes and convertible preferred stock. The Company does not present diluted earnings per share for periods in which it incurred net losses as the effect is antidilutive.

At June 30, 2006, options and warrants to purchase 11.2 million shares of common stock at exercise prices ranging from $1.50 to $11.38 per share, and the aforementioned 17,100 shares of outstanding but unvested employee restricted stock awards, were outstanding but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

At June 30, 2005, options and warrants to purchase 8.7 million shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive, and 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

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

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Net loss	$(8,131,714)	$(9,989,213)
Other comprehensive income (loss), foreign currency translation adjustment	424,352	(703,141)
Comprehensive loss	$(7,707,362)	$(10,692,354)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net loss	$(18,049,165)	$(16,420,419)
Other comprehensive income (loss), foreign currency translation adjustment	485,404	(745,289)
Other comprehensive loss, net unrealized loss on available-for-sale securities	—	(10,005)
Comprehensive loss	$(17,563,761)	$(17,175,713)

Fair value of financial instruments

The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s marketable debt security investments are carried at fair value. The Company’s convertible subordinated debentures were quoted at approximately 75% of par value at June 30, 2006. Accordingly, the fair value of our convertible subordinated debentures is approximately $67.5 million at June 30, 2006.

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

Note 3—Available-for-Sale Investments

The following sets forth information concerning marketable debt securities as of June 30, 2006:

Type of issue	Maturity	Face amount	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and local government	2021-2043	$9,000,000	$9,000,000	—	—	$9,000,000
			$9,000,000			$9,000,000

The following sets forth information concerning marketable debt securities as of December 31, 2005:

Type of issue	Maturity	Face amount	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and local government	2012-2043	$23,000,000	$23,000,000	—	—	$23,000,000
			$23,000,000	—	—	$23,000,000

The Company’s investments in state and local government and corporate issues are investments in Auction Rate Securities (“ARS”), for which the interest rates are reset periodically through a Dutch auction process. The following sets forth the aggregate maturities of the Company’s investments in marketable debt securities at June 30, 2006, without regard to the dates at which the interest rates for ARS investments reset:

Maturity	Cost	Fair Value
2006	$—	$—
2007-2011	—	—
2012-2016	—	—
2017 and after	9,000,000	9,000,000
	$9,000,000	$9,000,000

Proceeds from the sale of available-for-sale marketable debt securities were $4.5 million and $16.7 million for the three and six months ended June 30, 2006, respectively, and no realized gains and losses based on specific identification, were included in the results of operations upon those sales.

Note 4—Commitments and Contingencies

Federal Securities Litigation

The Company and certain of its current and former officers and directors are defendants in class action cases pending in the United States District Court for the Eastern District of Pennsylvania.

In August and September, 2005, various lawsuits were filed alleging securities fraud and asserting claims on behalf of a putative class of purchasers of publicly traded Isolagen securities between March 3, 2004 and August 1, 2005.  These lawsuits were Elliot Liff v. Isolagen, Inc. et al., C.A. No. H-05-2887, filed in the United States District Court for the Southern District of Texas; Michael Cummisky v. Isolagen, Inc. et al., C.A. No. 05-cv-03105, filed in the United States District Court for the Southern District of Texas; Ronald A. Gargiulo v. Isolagen, Inc. et al., C.A. No. 05-cv-4983, filed in the United States District Court for the Eastern District of Pennsylvania, and Gregory J. Newman v. Frank M. DeLape, et al., C.A. No. 05-cv-5090, filed in the United States District Court for the Eastern District of Pennsylvania.

The Liff and Cummiskey actions were consolidated on October 7, 2005. The Gargiolo and Newman actions were consolidated on November 29, 2005. On November 18, 2005, the Company filed a motion with the Judicial Panel on Multidistrict Litigation (the “MDL Motion”) to transfer the Federal Securities Actions and the Keene derivative case (described below) to the United States District Court for the Eastern District of Pennsylvania. The Liff and Cummiskey actions were stayed on November 23, 2005 pending resolution of the MDL Motion. The Gargiulo and Newman actions were stayed on December 7, 2005 pending resolution of the MDL Motion. On February 23, 2006, the MDL Motion was granted and the actions pending in the Southern District of Texas were transferred to the Eastern District of Pennsylvania, where they have been captioned In re Isolagen, Inc. Securities & Derivative Litigation, MDL No. 1741 (the “Federal Securities Litigation”).

On April 4, 2006, the United States District Court for the Eastern District of Pennsylvania appointed Silverback Asset Management, LLC, Silverback Master, Ltd., Silverback Life Sciences Master Fund, Ltd., Context Capital Management, LLC and Michael F. McNulty as Lead Plaintiffs, and the law firms of Bernstein Litowitz Berger & Grossman LLP and Kirby McInerney & Squire LLP as Lead Counsel in the Federal Securities Litigation.

On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005.  The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors.  The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities.  The complaint also purports to assert claims against CIBC World Markets Corp., Legg Mason Wood Walker, Inc., Canaccord Adams, Inc. and UBS Securities LLC as underwriters in connection with an April, 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes.  The Company intends to defend these lawsuits vigorously. However, the Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received.

Derivative Actions

The Company is the nominal defendant in derivative actions (the “Derivative Actions”) pending in State District Court in Harris County, Texas, the United States District Court for the Eastern District of Pennsylvania, and the Court of Common Pleas of Chester County, Pennsylvania.

On September 28, 2005, Carmine Vitale filed an action styled, Case No. 2005-61840, Carmine Vitale v. Frank DeLape, et al. in the 55th Judicial District Court of Harris County, Texas and in February 2006 Mr. Vitale filed an amended complaint. In this action, the plaintiff purports to bring a shareholder derivative action on behalf of the Company against certain of the Company’s current and former officers and directors. The Plaintiff alleges that the individual defendants breached their fiduciary duties to the Company and engaged in other wrongful conduct. Certain individual defendants are accused of improper trading in Isolagen stock. The plaintiff did not make a demand on the Board of Isolagen prior to bringing the action and plaintiff alleges that a demand was excused under the law as futile.

On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale complaint. The plaintiff filed an amended complaint on February 15, 2006. The plaintiff has served a discovery request on the Company, to which the Company has objected as premature.  The defendants have filed renewed special exceptions to the amended complaint.  A hearing on the special exceptions is scheduled to be held in August.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, the plaintiff filed an amended complaint, and the defendants moved to dismiss the amended complaint.  Briefing on that motion is complete.

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

On January 20, 2006, the Company filed its preliminary objections to the complaint. The Company filed a memorandum of law in support of its objections on February 23, 2006. The plaintiff filed his response to the Company’s preliminary objections on March 14, 2006. Oral argument on the Company’s preliminary objections was held on July 6, 2006.

The Derivative Actions are purportedly being prosecuted on behalf of the Company and any recovery obtained, less any attorneys’ fees awarded, will go to the Company. The Company is advancing legal expenses to certain current and former directors and officers of the Company who are named as defendants in the Derivative Actions and expects to receive reimbursement for those advances from its insurance carriers. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. The Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements.

Other Litigation

The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

United Kingdom Customer Settlement

During 2005, the Company began an informal study and surveyed a number of patients who had previously received the Isolagen treatment to assess patient satisfaction. Some patients surveyed reported sub-optimal results from treatment. One hundred forty-nine patients who claimed to have received sub-optimal results were retreated for the purpose of determining the reasons for sub-optimal results. Only those patients who completed the survey, provided adequate medical records including before and after photographs and who were deemed both to have received a sub-optimal result from a first treatment administered according to the Isolagen protocol and who were considered to be appropriate patients for treatment with the Isolagen Process received re-treatment. No one completing the survey was offered re-treatment unless they agreed to these conditions. Following re-treatment, a number of patients reported better results than first obtained through the initial treatment by their initial treating physician.

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

The Company made this offer to approximately 290 patients during late March 2006. Accordingly, the Company believed its range of liability was between £290,000 (or approximately $0.5 million), assuming all 290 patients were to choose the £1,000 payment, and approximately £580,000 (or approximately $1.0 million), assuming all 290 patients elected to be retreated. The estimated costs for retreatment include the cost of treatment, physician fees and other ancillary costs. The Company estimated that 60% of the patients will elect the £1,000 offer and 40% will elect to be retreated. Accordingly, the Company recorded a charge to selling, general and administrative expense for the three months ended March 31, 2006 of $0.7 million. As of March 31, 2006, no amounts had been expended related to this settlement and the $0.7 million liability was included in accrued expenses in the consolidated balance sheet.

During the three months ended June 30, 2006, an additional 31 patients were entered into the settlement program, resulting in an additional charge to selling, general and administrative expense of $0.1 million. Also during the three months ended June 30, 2006, the £1,000 payments to patients, discussed above, reduced the liability by $0.2 million. As of June 30, 2006, the liability included in accrued expenses in the consolidated balance sheet was $0.6 million. The estimates of the factors which will affect the actual cost of this program may change in future periods and the effects of any changes in these estimates will be accounted for in the period in which the estimate changes.

Note 5—Equity and Stock-Based Compensation

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

The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $0.3 million and $0.4 million of compensation expense, net of tax, during the three and six months ended June 30, 2006, respectively, for stock option awards to employees and directors based on the estimated fair values at the grant dates of the awards.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the three and six months ended June 30, 2006 was $0.3 million and $0.4 million higher, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 was $0.01 greater than if the Company had continued to account for share-based compensation under APB No. 25.

Results for the three and six months ended June 30, 2005 have not been restated. Had compensation expense for employee and director stock options been determined based on fair value at the grant date consistent with SFAS No. 123(R), with stock options expensed using the straight-line attribution method, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss—as reported	$(9,989,213)	$(16,420,419)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects of $0	979	26,708
Less: total stock based employee compensation determined under fair value based method for all awards granted to employees, net of related tax effect of $0	103,775	(1,431,970)
Net loss—pro forma	$(9,884,459)	$(17,825,681)
Net loss per share—as reported
Basic and diluted	$(0.33)	$(0.54)
Net loss per share—pro forma
Basic and diluted	$(0.33)	$(0.59)

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $1.33 for the six months ended June 30, 2006 and $3.20 for the six months ended June 30, 2005. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30,	June 30,
	2006	2005
Expected life (years)	5.5 years	5.0 years
Interest rate	4.9%	4.0%
Dividend yield	—	—
Volatility	80%	78%

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

There were 10,000 stock options exercised during the six months ended June 30, 2006, resulting in cash proceeds to the Company of $16,500. These exercised options had an intrinsic value of $25,400. A summary of option activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	6,912,683	$5.66
Granted	3,956,500	1.89
Exercised	(10,000)	1.65
Forfeited	(356,250)	5.87
Outstanding at June 30, 2006	10,502,933	4.23	5.15	$8,646,860
Options exercisable at June 30, 2006	6,756,432	$5.51	3.04	$990,084

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2006:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at January 1, 2006	116,667	$1.12
Granted	3,956,500	1.33
Vested	(316,666)	1.45
Forfeited	(10,000)	1.01
Non-vested at June 30, 2006	3,746,501	1.34

The total fair value of shares vested during the six months ended June 30, 2006 was $0.5 million. As of June 30, 2006, there was $3.4 million of total unrecognized compensation cost related to non-vested director and employee stock options. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

During the three months ended March 31, 2006, the Company issued to four independent Board of Director members, under the 2001 Stock Plan, a total of 120,000 options to purchase its common stock with an exercise price of $2.14 per share and a ten year maximum contractual life. The options vest over four fiscal quarters during 2006. Also during the three months ended March 31, 2006, the Company issued, under the 2001 Stock Plan, a total of 10,000 options to purchase its common stock with an exercise price of $1.84 per share to one employee with a five year maximum contractual life. These options vested over a three year period from the date of grant, and were forfeited during the three months ended June 30, 2006.

During the three months ended June 30, 2006, the Company issued, under the 2001 Stock Plan, (1) a total of 91,500 options to eight employees to purchase its common stock at exercise prices ranging from $1.89 to $2.06 per share, which have a five year maximum contractual life and which vest annually over a three year period from the date of grant, (2) 160,000 options to purchase its common stock with an exercise price of $1.89 per share to the Company’s President, which have a ten year maximum contractual life and which vest each fiscal quarter end over a three year period from the date of grant and (3) 50,000 options to purchase its common stock with an exercise price of $1.89 per share to a non-employee service provider, which have a five year maximum contractual life and which fully vest after one year from the date of grant.

Also during the three months ended June 30, 2006, the Company modified 100,000 stock options previously granted to the former CFO of the Company during 2005, such that the options will expire five years from the date of grant, as opposed to 90 days after termination. In connection with this modification, the Company recorded a charge of $0.1 million to selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2006.

2003 Stock Option and Stock Appreciation Rights Plan

On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. No options were granted under the 2003 Stock Plan during the six months ended June 30, 2006.

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

Restricted Stock:  During the three months ended March 31, 2006, the Company issued 126,750 shares of restricted stock awards to various employees. The restricted common stock vested quarterly over three years, beginning on March 31, 2006 and ending on December 31, 2008. Compensation expense related to restricted stock for the three months ended March 31, 2006 was $23,497. On March 31, 2006, 10,557 shares of the 126,750 shares of restricted stock vested.

During the three months ended June 30, 2006, 2,752 shares of the restricted stock were cancelled due to terminations, 94,648 shares of restricted stock were cancelled in a Board approved exchange for 206,500 stock options (which were issued under the 2001 Plan) and 3,707shares of restricted stock vested. Compensation expense related to the restricted stock was less than $5,000 for the three months ended June 30, 2006. As of June 30, 2006, 17,086 shares of unvested restricted stock were outstanding, which vest quarterly through March 31, 2009.

Stock Options:  No stock options were issued under the 2005 Stock Plan during the three months ended March 31, 2006. During the three months ended June 30, 2006, the Company issued 400,000 options to purchase its common stock with an exercise price of $1.88 per share to the Company’s President. These options have a ten year maximum contractual life and the options shall vest, and no longer be subject to forfeiture, upon the occurrence of any of the following events: (i) upon the closing of the sale of substantially all of the assets of the Company or the reorganization, consolidation or the merger of the Company; provided that the event results in the payment or distribution of consideration valued in good faith by the Board of Directors at $25 per share or more; or (ii) upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of common stock of the Company at a price per share valued in good faith by the Board of Directors at $25 or more; or (iii) immediately following a “Stock Acquisition Date,” as that term is defined in the Rights Plan adopted by the Company on May 12, 2006 (provided that said rights are not subsequently redeemed by the Company or that the Rights Plan is not subsequently amended to preclude exercise of the rights issued thereunder, prior to the Distribution Date, as that term is defined in the Rights Pan), or (iv) at such other time as the Board of Directors, in its sole discretion, deems appropriate; provided in each case that the President is employed by the Company at the time of said event.

The 400,000 share option grant is considered a grant of a performance stock option. No compensation cost has been recorded for this grant (the “Performance Stock Option Grant”) as the Company does not currently believe that the vesting events are probable of occurrence. The grant date fair value of the award was approximately $0.6 million. This fair value of $0.6 million, or any portion thereof, will not be recognized as compensation expense until the vesting of the Performance Stock Option Grant becomes probable.

Other Stock Options

During the three months ended March 31, 2006, the Company did not issue any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan. During the three months ended June 30, 2006, the Company issued (1) 2,000,000 options to purchase its common stock with an exercise price of $1.88 per share to the Company’s CEO, which have a ten year maximum contractual life and which vest each fiscal quarter end over a three year period from the date of grant, (2) 325,000 options to purchase its common stock with an exercise price of $1.87 per share to the Company’s CFO, which have a five year maximum contractual life and vest annually over a three year period from the date of grant and (3) 200,000 options to purchase its common stock with an exercise price of $1.87 per share to a separate employee, which have a five year maximum contractual life and vest annually over a three year period from the date of grant.

In addition, during the three months ended June 30, 2006 the Company issued 500,000 options to purchase its common stock with an exercise price of $1.88 per share to the Company’s CEO. These options have a ten year maximum contractual life and the options have identical vesting terms to the Performance Stock Option Grant issued under the 2005 Stock Plan discussed above. No compensation cost has been recorded for this grant as the Company does not currently believe that the vesting events are probable of occurrence. The grant date fair value of the award was approximately $0.7 million. This fair value of $0.7 million, or any portion thereof, will not be recognized as compensation expense until the vesting of the award becomes probable.

Stock Options Issued for Services

As of June 30, 2006, the Company has outstanding 691,100 options issued to non-employees under consulting and distribution agreements. The following sets forth certain information concerning these options:

	Vested	Unvested
Warrants and options outstanding	537,766	153,334
Vesting period	n/a	6-10 mos.
Range of exercise prices	$1.50-10.49	$1.89-6.00
Weighted average exercise price	$5.29	$3.84
Expiration dates	2006-2013	2009-2013

Expense related to these contracts was less than $0.1 million and approximately $0.1 million for the three and six months ended June 30, 2006, respectively. Expense related to these contracts was less than $0.1 million for both the three and six months ended June 30, 2005. The expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions for the six months ended June 30, 2006 and six months ended June 30, 2005:

Expected life (years)	5-10 Years
Interest rate	4.0-4.97%
Dividend yield	—
Volatility	83.0-83.1%

Further, there were 688,256 warrants outstanding as of June 30, 2006 and December 31, 2005. None of these warrants were converted or forfeited during the six months ended June 30, 2006.

Stockholder Rights Plan

In May 2006, the Board of Directors of the Company adopted a Stockholder Rights Plan, as set forth in the Rights Agreement, dated as of May 12, 2006, by and between the Company and American Stock Transfer & Trust Company, a trust company organized under the laws of the State of New York (the “Rights Agent”). Pursuant to the Rights Agreement, stockholders of record at the close of business on May 22, 2006 received one right (“Right”) for each share of Isolagen common stock held on that date. The Rights, which will initially trade with the common stock and represent the right to purchase one ten-thousandth of a share of the Company’s newly created Series C Preferred Stock at $35 per Right, become exercisable when a person or group acquires 15% or more of the Company’s common stock (20% in the case of certain institutional stockholders) or announces a tender offer for 15% or more of the common stock. In that event, in lieu of purchasing the Series C Preferred Stock, the Rights permit the Company’s stockholders, other than the acquiror, to purchase Isolagen common stock having a market value of twice the exercise price of the Rights. In addition, in the event of certain business combinations, the Rights permit holders to purchase the common stock of the acquiror at a 50% discount. Rights held by the acquiror will become null and void in each case.

The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. In the event that the Board of Directors determines a transaction to be in the best interests of the Company and its stockholders, the Board of Directors will be entitled to redeem the Rights for $.001 per Right at any time before the tenth business day after the Company’s announcement that a person or group has acquired ownership of 15% or the tenth business day after commencement of a tender or exchange offer for more than 15% of the outstanding common stock. The Rights expire on May 12, 2016.

Note 6—Geographical Information

The Company operates its business on the basis of a single reportable segment. The Company markets its products on a global basis. The Company’s principal markets are the United States, the United Kingdom and Europe. While no commercial operations have commenced in the United States, the United States is presented separately as it is the Company’s headquarters.

Geographical information concerning the Company’s reportable segment is as follows:

	Revenue Three months ended June 30,
	2006	2005

United States	$—	$—
United Kingdom	1,376,103	2,111,806
Other	267,643	234,707
	$1,643,746	$2,346,513

	Revenue Six months ended June 30,
	2006	2005

United States	$—	$—
United Kingdom	2,887,636	4,533,097
Other	555,680	479,950
	$3,443,316	$5,013,047

	Property and Equipment, net
	June 30,	December 31,
	2006	2005

United States	$4,589,579	$4,602,417
United Kingdom	1,774,755	1,868,592
Switzerland	—	68,952
	$6,364,334	$6,539,961

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

•      whether the FDA accepts our proposed protocol relating to our dermal Phase III study;

•      whether the results of such Phase III study will support a successful BLA filing;

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

•      whether we can successfully transfer the technology relating to our process in Exton into our UK operations;

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

•      no adverse publicity related to our products or the Company itself;

•      no adverse claims relating to our intellectual property;

•      the adoption of new, or changes in, accounting principles; and/or legal proceedings;

•	our ability to maintain compliance with the AMEX requirements for continued listing of our common stock;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	our ability to efficiently integrate future acquisitions, if any;
•	our ability to successfully integrate other new lines of business that we may enter in the future, if any; and
•	our dependence on our physician customers to correctly follow our established protocols for the safe administration of the Isolagen Process; and
•

other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2005 as well as Part II, Item 1A of this report.

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

General

We specialize in the development and commercialization of autologous cellular therapies for soft tissue regeneration. Our two product candidates, which are being evaluated for the aesthetic and dental markets, utilize our proprietary Isolagen Process. Our ability to operate profitably is largely contingent upon our success in obtaining regulatory approval to sell our products, upon our successful development of markets for our products, and upon our development of profitable manufacturing processes. We may be required to obtain additional capital in the future to support these efforts or expand our operations. No assurance can be given that we will be able to obtain such regulatory approvals, successfully develop the markets for our products or develop profitable manufacturing methods, or obtain such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

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

Conversely, the business operation could be adversely affected by the departure of key management personnel and our inability to replace that management expeditiously.

The focus of our efforts has been and will continue to be the development, testing and approval of the Isolagen Process, and the evaluation of researching other applications. As a result of this uncertainty, we are still considered to be a “development stage” enterprise. We have, since 2002, made the Isolagen Process available to physicians primarily in the United Kingdom. Revenue was approximately $1.6 million and $3.4 million for the three and six months ended June 30, 2006, respectively. We continue to generate negative gross margins, as discussed under “Results of Operations—Comparison of the three months ended June 30, 2006 and 2005” and “Results of Operations—Comparison of the six months ended June 30, 2006 and 2005.” In addition, in the market of the United Kingdom, we have decided to place a great deal of emphasis on the training and proctoring of our customers in order to ensure that they are administering the Isolagen process appropriately. This retraining effort has resulted in the contraction of our physician customer base, which is likely to continue for the immediate future. As a result, it is highly likely that sales in the United Kingdom in the near future will reflect a declining trend. Our goal is to assure a positive outcome for our physicians and their patients, achieve a positive gross margin on the sale of our product, and create a profitable Company.

At June 30, 2006 and December 31, 2005, we had cash, cash equivalents, restricted cash and available-for-sale investments of $49.2 million and $67.0 million, respectively. The causes of our decrease in cash, cash equivalents, restricted cash and available-for-sale investments are discussed under “Liquidity and Capital Resources.” We believe our existing capital resources are adequate to finance our operations through at least June 30, 2007; however, our long-term viability is dependent upon successful operation of our business, which includes our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

Recent Developments

Clinical

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

We used the information derived from our post hoc statistical analysis and the input of our clinical advisors to develop a Phase III confirmatory study. However, more recently we determined to conduct a full Phase III pivotal trial, as opposed to a confirmatory trial, which would consist of 400 subjects. In June of 2006, we filed a request for a Special Protocol Assessment relating to our Phase III Dermal Trial. On August 3, 2006, the FDA advised us that it required a number of amendments to the request. All of the requested changes are acceptable to us and we will file these amendments during the month of August 2006. The FDA has 45 days to respond to a request or amendment to a request for a Special Protocol Assessment. However, we anticipate a response prior to the expiration of that time period.

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

Switzerland

In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. We spent approximately $1.8 million to date on the first phase of a renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. We commenced selling efforts during the second quarter of 2006, and as such, the carrying amount of the campus was reclassified as an asset held for sale. The net book value of the corporate campus at June 30, 2006 was $10.6 million, reflecting management’s estimate of the realizable value of the corporate campus. The carrying amount of the campus as of December 31, 2005 has also been reclassified to conform to this presentation.

Although the campus was not being actively marketed for sale as of March 31, 2006, management at that date assessed whether the book value of the corporate campus was impaired based on its estimate of the realizable value of the corporate campus and made a determination to write down the corporate campus by $0.7 million, which charge is reflected in selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2006. The net book value of the corporate campus at June 30, 2006 was $10.6 million, reflecting management’s estimate of the realizable value of the corporate campus. This estimate may change in future periods. At June 30, 2006, the Swiss corporate campus is classified as held for sale on the consolidated balance sheet, and prior period amounts have been reclassified to conform to this presentation.

Houston, Texas

On March 28, 2006, our board of directors approved the shut-down of the Houston, Texas facility. The Houston, Texas facility was used primarily for research and development purposes and is maintained under an operating lease which ends on April 30, 2008. The research and development activities will be conducted at our facilities located in Exton, Pennsylvania. An exit plan was communicated to the affected employees during the three months ended June 30, 2006. There were approximately 15 employees at the Houston, Texas facility at March 31, 2006 and the large majority of these employees had been terminated by June 30, 2006 at a severance cost of less than $0.1 million. We will use our best efforts to negotiate an exit from the lease with the lessor, however, there is no assurance that such negotiations will be successful. As of June 30, 2006, the remaining lease payments and common operating expenses due under the Houston, Texas lease agreement was approximately $0.3 million.

United Kingdom Customer Settlement

During 2005, we began an informal study and surveyed a number of patients who had previously received the Isolagen treatment to assess patient satisfaction. Some patients surveyed reported sub-optimal results from treatment. One hundred forty-nine patients who claimed to have received sub-optimal results were retreated for the purpose of determining the reasons for sub-optimal results. Only those patients who completed the survey, provided adequate medical records including before and after photographs and who were deemed both to have received a sub-optimal result from a first treatment administered according to the Isolagen protocol and who were considered to be appropriate patients for treatment with the Isolagen Process received re-treatment. No one completing the survey was offered re-treatment unless they agreed to these conditions. Following re-treatment, a number of patients reported better results than first obtained through the initial treatment by their initial treating physician.

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

We made this offer to approximately 290 patients during late March 2006. Accordingly, we believed our range of liability was between £290,000 (or approximately $0.5 million), assuming all 290 patients were to choose the £1,000 payment, and approximately £580,000 (or approximately $1.0 million), assuming all 290 patients elected to be retreated. The estimated costs for re-treatment include the cost of treatment, physician fees and other ancillary costs. We currently estimate that 60% of the patients will elect the £1,000 offer and 40% will elect to be retreated. The Company has recorded a charge to selling, general and administrative expense for the three months ended March 31, 2006 of $0.7 million. As of March 31, 2006, no amounts had been expended related to this settlement and the $0.7 million liability was included in accrued expenses in the consolidated balance sheet. During the three months ended June 30, 2006, an additional 31 patients were entered into the settlement program, resulting in an additional charge to selling, general and administrative expense of $0.1 million. Also during the three months ended June 30, 2006, the £1,000 payments to patients, discussed above, reduced the liability by $0.2 million. As of June 30, 2006, the liability included in accrued expenses in the consolidated balance sheet was $0.6 million. The estimates of the factors which will affect the actual cost of this program may change in future periods and the effects of any changes in these estimates will be accounted for in the period in which the estimate changes.

Stockholder Rights Plan

In May 2006, the Board of Directors adopted a Stockholder Rights Plan, as set forth in the Rights Agreement, dated as of May 12, 2006, by and between the Isolagen, Inc. and American Stock Transfer & Trust Company, a trust company organized under the laws of the State of New York (the “Rights Agent”). Pursuant to the Rights Agreement, stockholders of record at the close of business on May 22, 2006 received one Right for each share of Isolagen common stock held on that date. The Rights, which will initially trade with the common stock and represent the right to purchase one ten-thousandth of a share of the Company’s newly created Series C Preferred Stock at $35 per Right, become exercisable when a person or group acquires 15% or more of our common stock (20% in the case of certain institutional stockholders) or announces a tender offer for 15% or more of the common stock. In that event, in lieu of purchasing the Series C Preferred Stock, the Rights permit our stockholders, other than the acquiror, to purchase Isolagen common stock having a market value of twice the exercise price of the Rights. In addition, in the event of certain business combinations, the Rights permit holders to purchase common stock of the acquiror at a 50% discount. Rights held by the acquiror will become null and void in each case.

The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in us or on terms not approved by the Board of Directors. In the event that the Board of Directors determines a transaction to be in our best interests and its stockholders, the Board of Directors will be entitled to redeem the Rights for $.001 per Right at any time before the tenth business day after an announcement that a person or group has acquired ownership of 15% or the tenth business day after commencement of a tender or exchange offer for more than 15% of the outstanding common stock. The Rights expire on May 12, 2016.

Management

As previously announced, on June 5, 2006 we named Nicholas L. Teti, Jr., as Chairman and Chief Executive Officer. Also on June 5, 2006, we named Declan Daly as Executive Vice President-Europe and Chief Financial Officer. Refer to Part I, Note 5 of Notes to the Unaudited Consolidated Financial Statements found elsewhere in this report, for further information related to equity awards granted to these new officers.

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

Cost of Sales, Selling, General and Administrative Expenses and Research and Development Expenses: Our Exton, Pennsylvania facility is used to conduct research on the development, testing and approval of the Isolagen Process. In addition, our Exton facility serves as our corporate headquarters. Our London facility is engaged in the commercialization of our process (for which revenue is earned from the sale of Isolagen Process injections) as a means to improve manufacturing technologies that would be used to produce commercial quantities of injections on a profitable basis in the future. Therefore, we classify as cost of sales the costs (except for costs related to marketing, sales and general corporate administration) incurred in operating our London facility, while the costs incurred in operating our Exton, Pennsylvania facilities (except for costs related to general corporate administration) are classified as research and development expenses.

Costs of sales includes salaries and benefits, costs paid to third-party contractors to develop and manufacture drug materials and delivery devices, inventory used in the manufacturing process, a portion of facilities cost and other indirect manufacturing costs. Those costs, except for the costs of raw materials that have not been used, are expensed as incurred.

Historically, autologous cell companies have been hampered by manufacturing technologies that use traditional methodology for culturing cells through the utilization of plastic flasks. This methodology is labor intensive, slow, involves many sterile interventions and is costly. The use of this process to produce Isolagen Process injections in commercial quantities would not, over time, be profitable. We have been using the commercialization of our process as a means of researching and developing manufacturing technologies which therefore could be used to produce commercial quantities of injections on a profitable basis. Through June 30, 2006, our cost of sales has exceeded our revenue. This reflects the fact that the level of our sales from our commercialization efforts, primarily in the United Kingdom, have not yet reached the levels necessary for profitable operations, and the development and implementation of improved processes has not yet achieved all of the cost efficiencies we hope to achieve in the future.

If, in the future, the purposes for which we operate our Exton, Pennsylvania or London facilities, or any new facilities we open, changes, the allocation of the costs incurred in operating that facility between cost of sales and research and development expenses could change to reflect such operational changes.

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

The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. This change in accounting resulted in the recognition of compensation expense of $0.3 and $0.4 million for the three and six months ended June 30, 2006, respectively, related to our employee and director stock options. Basic and diluted loss per share for the three and six months ended June 30, 2006 was $0.01 greater than if we had continued to account for share-based compensation under APB No. 25. During the three months ended June 30, 2006, we granted 3.8 million stock options, of which 3.0 million stock options were granted to three new officers on their employee commencement dates. As of June 30, 2006, there was $3.4 million of total unrecognized compensation cost related to non-vested stock options to employees and directors; the cost of which is expected to be recognized over a weighted-average period of 2.86 years. For additional information related to our stock-based compensation during the first and second quarters of 2006, see Note 5 — Share-Based Compensation.

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

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

REVENUE.  Revenue decreased $0.7 million to $1.6 million for the three months ended June 30, 2006, as compared to $2.3 million for the three months ended June 30, 2005. The decrease in revenue is primarily due to the contraction of our physician customer base in the United Kingdom as a result of our decision to place a great deal of emphasis on the training and proctoring of our physician customers in order to ensure that they are administering the Isolagen process appropriately. This retraining effort has resulted in the contraction of our physician customer base which is likely to continue for the immediate future. As a result, it is highly likely that sales in the United Kingdom in the near future will reflect a declining trend.

As discussed above, our London facility is engaged in the commercialization of our process (for which they earn revenue from the sale of Isolagen Process injections) as a means to improve manufacturing technologies that would be used to produce commercial quantities of injections on a profitable basis in the future. We are working to reduce our costs through the pursuit of an optimized manufacturing process and other efficiencies. However, through June 30, 2006 we continued to experience a negative gross margin. As such, we did not believe that we should drive demand if we were manufacturing our product at negative margins, and as a result in the recent periods we have not attempted to increase our revenue stream.

Sales measured by product volumes, as measured by milliliter of product, decreased by approximately 27% during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. Average selling price per milliliter of treatment decreased approximately 18% during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The average selling price has fluctuated as we continue to investigate various price points in the United Kingdom market. In addition, our average selling price per milliliter has declined due to the increase in six milliliter treatment programs sold in the three months ended June 30, 2006 as compared to four and six milliliter treatments sold during the three months ended June 30, 2005. Generally, higher milliliter treatments carry a higher total price but a lower price per milliliter of treatment.

In addition, after the completion of a standard treatment, a patient may request and pay for an additional one to three milliliters of treatment. Such additional treatment volumes increased by approximately 121% during the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005. This increase in volume was offset by a decrease in average selling price of approximately 23%.

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

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections. The fees charged for this service are recognized as revenue ratably over the length of the storage agreement. Revenue from this service in each of the quarters ended June 30, 2006 and 2005 was less than $0.1 million.

COST OF SALES.  Costs of sales decreased $0.8 million to $2.0 million for the three months ended June 30, 2006, as compared to $2.8 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, our cost of sales exceeded revenue as the development and implementation of our processes has not yet achieved all of the cost efficiencies we anticipate.

As a percentage of revenue, cost of sales were approximately 120% for the three months ended June 30, 2006, which reflected no significant change from the approximately 118% for the three months ended June 30, 2005. Since 2002 we have made our Isolagen Process available to physicians in the United Kingdom. The Company has been using the commercialization of the Isolagen Process in this market as a means of researching and developing manufacturing technologies and, therefore, we believe could be used to produce commercial quantities of injections on a profitable basis. As the London facility operations continue to develop and mature, resulting in significant changes to its stage of commercial development, large fluctuations in the percentage of cost of sales to revenue are experienced.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $0.2 million, or 4%, to $5.6 million for the three months ended June 30, 2006, as compared to $5.9 million for the three months ended June 30, 2005. The fluctuation in selling, general and administrative expenses are primarily due to the following:

a) Salaries, bonuses and payroll taxes increased by approximately $0.7 million to $2.2 million for the three months ended June 30, 2006 compared to $1.5 million for three months ended June 30, 2005 due to an increase of $0.5 million in non-cash stock compensation related to stock options issued and $0.3 million of signing bonuses paid to new officers during the three months ended June 30, 2006. This increase was offset by a reduction of $0.1 million in salaries due to a reduction in number of employees as a result of closing our Houston, Texas facility.

b) Legal expenses increased by approximately $0.4 million to $0.6 million for the three months ended June 30, 2006, as compared to $0.2 million for three months ended June 30, 2005 due primarily to increased litigation related to the class action and derivative action matters.

c) Travel and entertainment expense decreased by approximately $0.2 million to $0.2 million for the three months ended June 30, 2006, as compared to $0.4 million for the three months ended June 30, 2005 due to less travel between our Houston, Texas and Exton, Pennsylvania facilities as a result of our closing the Houston office.

d) Marketing expense decreased by approximately $0.1 million to $0.8 million for the three months ended June 30, 2006, as compared to $0.9 million for three months ended June 30, 2005 due to decreased marketing and promotional efforts related to negative gross margins in our operations in the United Kingdom.

e) Consulting fees increased by approximately $0.2 million to $0.4 million for the three months ended June 30, 2006, as compared to $0.2 million for the three months ended June 30, 2005 primarily due to increased costs related to the Switzerland campus which is currently held for sale.

f) Other general and administrative operating costs decreased by approximately $1.1 million to $1.2 million for the three months ended June 30, 2006, as compared to $2.3 million for three months ended June 30, 2005 due to decreased accounting fees of $0.3 million, decreased facility expenses of $0.2 million (as a result of the completion of our Exton laboratory and allocation of rent and utilities between selling, general and administrative expenses and research and development expenses); decreased corporate expenses of $0.1 million and decreased office expenses and other corporate expenses of $0.5 million.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $1.6 million during the three months ended June 30, 2006 to $1.8 million, as compared to $3.4 million for the three months ended June 30, 2005. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States and also include costs to develop manufacturing, cell collection and logistical process improvements. Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the three months ended June 30, 2005. We subsequently commenced preparations for a Phase III dermal trial during the fourth quarter of 2005. Such costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of June 30, 2006 was $28.3 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our first pivotal Phase III dermal trial (see Recent Developments section), the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for the dermal applications will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended June 30, 2006 and 2005. The major changes in research and development expense are due to the following: a) consulting expense decreased by approximately $1.9 million to $0.5 million for the three months ended June 30, 2006, as compared to $2.4 million for the three months ended June 30, 2005; b) laboratory costs have decreased by $0.1 million for the three months ended June 30, 2006, to $0.2 million for the three months ended June 30, 2006; c) salaries and payroll taxes decreased by approximately $0.3 million to $0.5 million for the three months ended June 30, 2006, as compared to $0.8 million for the three months ended June 30, 2005; d) depreciation and rent and utilities increased by approximately $0.7 million for the three months ended June 30, 2006 due to the Exton, Pennsylvania research and development facility and related allocation of expenses to research and development expenses.

 INTEREST INCOME. Interest income remained constant at $0.6 million for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The interest income has remained constant primarily as a result of rising interest rates, which has offset our decreasing cash, restricted cash and short-term investment balances.

INTEREST EXPENSE.  Interest expense remained constant at $1.0 million for three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The interest expense is related to the interest expense associated with the issuance on November 1, 2004 of $90 million in principal amount of 3.5% convertible subordinated debt, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended June 30, 2006.

NET LOSS. Net loss for the three months ended June 30, 2006 was $8.1 million, as compared to a net loss of $10.0 million for the three months ended June 30, 2005. This decrease in net loss primarily represents the effects of the decreases in our research and development expenses and selling, general and administrative expenses as discussed above.

Comparison of the six months ending June 30, 2006 and 2005

REVENUE.  Revenue decreased $1.6 million, to $3.4 million for the six months ended June 30, 2006, as compared to $5.0 million for the six months ended June 30, 2005. The decrease in revenue is primarily due to the contraction of our physician customer base in the United Kingdom as a result of our decision to place a great deal of emphasis on the training and proctoring of our physician customers in order to ensure that they are administering the Isolagen process appropriately. This retraining effort has resulted in the contraction of our physician customer base which is likely to continue for the immediate future. As a result, it is highly likely that sales in the United Kingdom in the near future will reflect a declining trend.

As discussed above, our London facility is engaged in the commercialization of our process (for which they earn revenue from the sale of Isolagen Process injections) as a means to improve manufacturing technologies that would be used to produce commercial quantities of injections on a profitable basis in the future. We are working to reduce and stabilize our costs through the pursuit of an optimized manufacturing process and other efficiencies. However, through June 30, 2006 we continued to experience a negative gross margin. As such, we did not believe that we should drive demand if we were manufacturing our product at negative margins, and as a result in the recent periods we have not attempted to increase our revenue stream.

Sales measured by product volumes, as measured by milliliter of product, decreased by approximately 20% during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. Average selling price per milliliter of treatment decreased approximately 27% during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The average selling price has fluctuated as we continue to investigate various price points in the United Kingdom market. In addition, our average selling price per milliliter has declined due to the increase in six milliliter treatment programs sold in the six months ended June 30, 2006 as compared to four and six milliliter treatments sold during the six months ended June 30, 2005. Generally, higher milliliter treatments carry a higher total price but a lower price per milliliter of treatment.

In addition, after the completion of a standard treatment, a patient may request and pay for an additional one to three milliliters of treatment. Such additional treatment volumes increased by approximately 135% during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. This increase in volume was offset by a decrease in average selling price of approximately 30%.

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

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections. The fees charged for this service are recognized as revenue ratably over the length of the storage agreement. Revenue from this service in each of the six month periods ended June 30, 2006 and 2005 was less than $0.2 million.

COST OF SALES.  Costs of sales decreased to $3.9 million for the six months ended June 30, 2006, as compared to $5.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, our cost of sales exceeded revenue as the development and implementation of our processes has not yet achieved all of the cost efficiencies we anticipate.

As a percentage of revenue, cost of sales were approximately 114% for the six months ended June 30, 2006 and approximately 103% for the six months ended June 30, 2005. The change in this percentage is primarily the result of the lower level of sales activity during 2006, given the reduction of marketing and promotional efforts as a result of negative gross margins in our operations in the United Kingdom. Since 2002 we have made our Isolagen Process available to physicians in the United Kingdom. The Company has been using the commercialization of the Isolagen Process in this market as a means of researching and developing manufacturing technologies and, therefore, we believe could be used to produce commercial quantities of injections on a profitable basis. As the London facility operations continue to develop and mature, resulting in significant changes to its stage of commercial development, large fluctuations in the percentage of cost of sales to revenue are experienced.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.6 million, or 6%, to $11.3 million for the six months ended June 30, 2006, as compared to $10.7 million for the six months ended June 30, 2005. The increase in selling, general and administrative expense is primarily due to the following:

a) Salaries, bonuses and payroll taxes increased by approximately $1.1 million to $3.5 million for the six months ended June 30, 2006 compared to $2.4 million for six months ended June 30, 2005 due to a $0.5 million increase in non-cash stock compensation related to stock options issued, $0.3 million signing bonuses paid to new officers during the second quarter of 2006 and $0.3 million in additional salaries and related payroll taxes due to increased headcount.

b) Legal expenses increased by approximately $0.8 million to $1.3 million for the six months ended June 30, 2006, as compared to $0.5 million for six months ended June 30, 2005 due to increased litigation related to the class action and derivative action matters.

  c) Consulting fees increases by approximately $0.1 million to $0.6 million for the six months ended June 30, 2006, as compared to $0.5 million or six months ended June 30, 2005 primarily due to increased costs related to the Switzerland campus which is currently held for sale.

  d) Travel and entertainment expense decreased by approximately $0.4 million to $0.4 million for the six months ended June 30, 2006, as compared to $0.8 million for the six months ended June 30, 2005 due to less travel between our Houston, Texas and Exton, Pennsylvania facilities as a result of our closing of the Houston office.

  e) Marketing expenses decreased by approximately $0.2 million to $1.3 million for the six months ended June 30, 2006, as compared to $1.5 million for six months ended June 30, 2005 due to decreased marketing and promotional efforts related to negative gross margins in our operations in the United Kingdom.

  f) Depreciation expense decreased by approximately $0.1 million to $0.4 million for the six months ended June 30, 2006, as compared to $0.5 million for six months ended June 30, 2005 primary due to the closure of our Australian facility during the second quarter of 2005.

g)  Other general and administrative costs decreased by approximately $0.5 million to $3.6 million for the six months ended June 30, 2006, as compared to $4.1 million for six months ended June 30, 2005 due to decreased accounting fees of $0.4 million and due to decreased office and other corporate costs of $0.8 million. These decreases were offset by an asset impairment charge on the Switzerland facility of $0.7 million during the second quarter of 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses remained consistent with the prior year compared period, decreasing approximately $0.1 million during the six months ended June 30, 2006 to $4.9 million, as compared to $5.0 million in the six months ended June 30, 2005. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States and also include costs to develop manufacturing, cell collection and logistical process improvements. Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the six months ended June 30, 2005. We subsequently commenced preparations for a new Phase III dermal trial during the fourth quarter of 2005. Such costs include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of June 30, 2006 was $28.3 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our first pivotal Phase III dermal trial (see the Recent

Developments section), the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the costs of obtaining approval for the dermal applications will be at this time. Also, during the third quarter of 2005, we began an investigational study related to patients subjectively considered to be poor responders to the Isolagen Process (or the “suboptimal program”). 149 patients were ultimately included in the suboptimal program and the program was completed during the first half of 2006. We have other research projects currently underway. However, research and development costs related to these projects were not material during 2006 and 2005.

UNITED KINGDOM CUSTOMER SETTLEMENT.   During 2005, the Company began an informal study and surveyed a number of patients who had previously received the Isolagen treatment to assess patient satisfaction. Some patients surveyed reported sub-optimal results from treatment. One hundred forty-nine patients who claimed to have received sub-optimal results were retreated for the purpose of determining the reasons for sub-optimal results. Only those patients who completed the survey, provided adequate medical records including before and after photographs and who were deemed both to have received a sub-optimal result from a first treatment administered according to the Isolagen protocol and who were considered to be appropriate patients for treatment with the Isolagen Process received re-treatment. No one completing the survey was offered re-treatment unless they agreed to these conditions. Following re-treatment, a number of patients reported better results than first obtained through the initial treatment by their initial treating physician.

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

The Company made this offer to approximately 290 patients during late March 2006. Accordingly, the Company believed its range of liability was between £290,000 (or approximately $0.5 million), assuming all 290 patients were to choose the £1,000 payment, and approximately £580,000 (or approximately $1.0 million), assuming all 290 patients elected to be retreated. The estimated costs for retreatment include the cost of treatment, physician fees and other ancillary costs. The Company estimates that 60% of the patients will elect the £1,000 offer and 40% will elect to be retreated. Accordingly, the Company recorded a charge to selling, general and administrative expense for the three months ended March 31, 2006 of $0.7 million. As of March 31, 2006, no amounts had been expended related to this settlement and the $0.7 million liability was included in accrued expenses in the consolidated balance sheet.

During the three months ended June 30, 2006, an additional 31 patients were entered into the settlement program, resulting in an additional charge to selling, general and administrative expense of $0.1 million. Also during the three months ended June 30, 2006, the £1,000 payments to patients, discussed above, reduced the liability by $0.2 million. As of June 30, 2006, the liability included in accrued expenses in the consolidated balance sheet was $0.6 million. The estimates of the factors which will affect the actual cost of this program may change in future periods and the effects of any changes in these estimates will be accounted for in the period in which the estimate changes.

INTEREST INCOME. Interest income decreased $0.1 million to $1.3 million for the six months ended June 30, 2006 as compared to $1.4 million for the six months ended June 30, 2005. The decrease in interest income resulted principally from a decrease in the amount of cash, restricted cash and short-term investment balances, as a result of our normal operating activities related to our efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States.  The decrease in the amount of cash, restricted cash and short-term investment balances is offset by rising interest rates established by the Federal Reserve.

INTEREST EXPENSE.  Interest expense remained constant at $2.0 million for six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The interest expense is related to the interest expense associated with the issuance on November 1, 2004 of $90 million in principal amount of 3.5% convertible subordinated debt, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended June 30, 2006.

NET LOSS. Net loss for the six months ended June 30, 2006 was $18.0 million as compared to a net loss of $16.4 million for the six months ended June 30, 2005. This increase in net loss primarily represents the effects of the increases in selling, general and administrative expenses, and the United Kingdom Customer Settlement discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the six months ended June 30, 2006 amounted to $16.5 million, as compared to the $15.5 million of cash used in operating activities during the six months ended June 30, 2005. The increase in the cash used in operations of $1.0 million is due to the changes in our net operating assets, which negatively impacted cash flows by $1.3 million, offset by our reduction in net loss (as adjusted for non-cash expenditures) of $0.3 million. During the six months ended June 30, 2006, the changes in our net operating assets resulted in a cash outflow of $1.2 million, primarily due to a significant reduction in our accounts payable and accrued expenses. During the six months ended June 30, 2005, our changes in net operating assets resulted in a cash inflow of $0.1 million. For the six months ended June 30, 2006, we financed our operating cash flow needs from our cash on hand at the beginning of the period. Those cash balances were the result of debt and equity offerings we completed in 2004 and 2003.

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2006 amounted to $13.2 million as compared to cash used in investing activities of $14.5 million during the six months ended June 30, 2005; a positive change of $27.7 million. This increase in cash provided by investing activities is due to the increase in net cash flows from the investment in or sale of available-for-sale investments, net of reinvestments, of $16.0 million. Further, cash expended on capital expenditures during the six months ended June 30, 2006 of $0.8 million decreased by $11.7 million as compared to the six months ended June 30, 2005. The large majority of the $12.5 million in capital expenditures during the six months ended June 30, 2005 related to our April 2005 acquisition of the Switzerland campus for $10.0 million and purchases related to our 2005 Exton, Pennsylvania facility, including production equipment.

Financing Activities

Cash from financing activities was less than $0.1 million during both the six months ended June 30, 2006 and 2005. These cash inflows were the result of stock option exercises.

Working Capital

As of June 30, 2006, we had cash, cash equivalents, restricted cash and available-for-sale investments of $49.2  million and working capital of $45.1 million (including our cash, cash equivalents, restricted cash and available-for-sale investments).  We believe our existing capital resources are adequate to finance our operations through at least June 30, 2007; however, our long-term viability is dependent upon successful operation of our business, our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

In November 2004, we issued $90.0 million in principal amount of 3.5% convertible subordinated notes due November 1, 2024. These notes could be due sooner, as discussed below.

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

Factors Affecting Our Capital Resources

In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. We spent approximately $1.8 million to date on the first phase of a renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. As of March 31, 2006, management assessed whether the book value of the corporate campus was impaired and made a determination to write down the corporate campus by $0.7 million, which is reflected in selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2006. We commenced selling efforts during the second quarter of 2006. The net book value of the corporate campus at June 30, 2006 was $10.6 million, reflecting management’s estimate of the realizable value of the corporate campus.

The European Union has introduced new legislation, Directive 2004/23/EC relating to human tissue and cells for human application and the facilities in which they are manufactured, which was to be effective April 7, 2006. The European Commission has not yet developed or adopted required technical guidelines relating to this Directive. We believe that implementation of the Directive is unlikely until these guidelines are developed and adopted both by the European Commission and by the member states of the European Union. We currently estimate that if we are required to comply with the Directive, such compliance will require less than $1 million in renovations to our United Kingdom facility.

Inflation did not have a significant impact on the Company’s results during the three and six months ended June 30, 2006.

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

As a result of increasing foreign currency exchange rates since December 31, 2005, specifically as it relates to the British pound and the Swiss franc, our accumulated other comprehensive loss of $0.8 million at December 31, 2005 has decreased to an accumulated other comprehensive loss of $0.3 million at June 30, 2006; or a change of $0.5 million. However, our accumulated other comprehensive loss is considered unrealized and is reflected in the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

ITEM 4. CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In August and September, 2005, various lawsuits were filed alleging securities fraud and asserting claims on behalf of a putative class of purchasers of publicly traded Isolagen securities between March 3, 2004 and August 1, 2005.  These lawsuits were Elliot Liff v. Isolagen, Inc. et al., C.A. No. H-05-2887, filed in the United States District Court for the Southern District of Texas; Michael Cummisky v. Isolagen, Inc. et al., C.A. No. 05-cv-03105, filed in the United States District Court for the Southern District of Texas; Ronald A. Gargiulo v. Isolagen, Inc. et al., C.A. No. 05-cv-4983, filed in the United States District Court for the Eastern District of Pennsylvania, and Gregory J. Newman v. Frank M. DeLape, et al., C.A. No. 05-cv-5090, filed in the United States District Court for the Eastern District of Pennsylvania.

The Liff and Cummiskey actions were consolidated on October 7, 2005. The Gargiolo and Newman actions were consolidated on November 29, 2005. On November 18, 2005, the Company filed a motion with the Judicial

Panel on Multidistrict Litigation (the “MDL Motion”) to transfer the Federal Securities Actions and the Keene derivative case (described below) to the United States District Court for the Eastern District of Pennsylvania. The Liff and Cummiskey actions were stayed on November 23, 2005 pending resolution of the MDL Motion. The Gargiulo and Newman actions were stayed on December 7, 2005 pending resolution of the MDL Motion. On February 23, 2006, the MDL Motion was granted and the actions pending in the Southern District of Texas were transferred to the Eastern District of Pennsylvania, where they have been captioned In re Isolagen, Inc. Securities & Derivative Litigation, MDL No. 1741 (the “Federal Securities Litigation”).

On April 4, 2006, the United States District Court for the Eastern District of Pennsylvania appointed Silverback Asset Management, LLC, Silverback Master, Ltd., Silverback Life Sciences Master Fund, Ltd., Context Capital Management, LLC and Michael F. McNulty as Lead Plaintiffs, and the law firms of Bernstein Litowitz Berger & Grossman LLP and Kirby McInerney & Squire LLP as Lead Counsel in the Federal Securities Litigation.

On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005.  The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors.  The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities.  The complaint also purports to assert claims against CIBC World Markets Corp., Legg Mason Wood Walker, Inc., Canaccord Adams, Inc. and UBS Securities LLC as underwriters in connection with an April, 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes.  The Company intends to defend these lawsuits vigorously. However, the Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received.

Derivative Actions

The Company is the nominal defendant in derivative actions (the “Derivative Actions”) pending in State District Court in Harris County, Texas, the United States District Court for the Eastern District of Pennsylvania, and the Court of Common Pleas of Chester County, Pennsylvania.

On September 28, 2005, Carmine Vitale filed an action styled, Case No. 2005-61840, Carmine Vitale v. Frank DeLape, et al. in the 55th Judicial District Court of Harris County, Texas and in February 2006 Mr. Vitale filed an amended complaint. In this action, the plaintiff purports to bring a shareholder derivative action on behalf of the Company against certain of the Company’s current and former officers and directors. The Plaintiff alleges that the individual defendants breached their fiduciary duties to the Company and engaged in other wrongful conduct. Certain individual defendants are accused of improper trading in Isolagen stock. The plaintiff did not make a demand on the Board of Isolagen prior to bringing the action and plaintiff alleges that a demand was excused under the law as futile.

On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale complaint. The plaintiff filed an amended complaint on February 15, 2006. The plaintiff has served a discovery request on the Company, to which the Company has objected as premature.  The defendants have filed renewed special exceptions to the amended complaint.  A hearing on the special exceptions is scheduled to be held in August.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, the plaintiff filed an amended complaint, and the defendants moved to dismiss the amended complaint.  Briefing on that motion is complete.

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

On January 20, 2006, the Company filed its preliminary objections to the complaint. The Company filed a memorandum of law in support of its objections on February 23, 2006. The plaintiff filed his response to the Company’s preliminary objections on March 14, 2006. Oral argument on the Company’s preliminary objections was held on July 6, 2006.

The Derivative Actions are purportedly being prosecuted on behalf of the Company and any recovery obtained, less any attorneys’ fees awarded, will go to the Company. The Company is advancing legal expenses to certain current and former directors and officers of the Company who are named as defendants in the Derivative Actions and expects to receive reimbursement for those advances from its insurance carriers. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. The Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements.

Other

We are involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

ITEM 1A. RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect our business, future performance or financial condition. These risks and uncertainties are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider these risks and uncertainties prior to making an investment decision with respect to our securities. In addition, the following risk factors should be carefully considered by current investors and any potential investor prior to making any investment decisions regarding our securities:

We have issued certain rights to our shareholders that may have anti-takeover effects.

In May 2006, our board of directors declared a dividend of one right for each share of our common stock to purchase our newly created Series C participating preferred stock in connection with the adoption of a stockholder rights plan. These rights may have certain anti-takeover effects. For example, the rights may cause substantial dilution to a person or group that attempts to acquire us in a manner which causes the rights to become exercisable. As such, the rights may have the effect of rendering more difficult or discouraging an acquisition of our company which is deemed undesirable by our board of directors.

We have established protocols for the safe administration of our Isolagen Process, but are dependent on our physician customers to correctly follow our protocols.

Each patient’s cells are delivered to the treating physician in a vial identifying the patient by name, date of birth and a unique identification number. The treatment protocol requires each physician to verify the patient’s name and date of birth with the patient and the patient records immediately prior to injection. In the event more than one patient’s cells are delivered to a physician or we deliver the wrong patient’s cells to the physician, it is the physician’s obligation to follow the treatment protocol and assure that the patient is treated with the correct cells.  On at least one occasion we delivered the wrong patient’s cells to the physician. In such an event, we notify the physician of the wrong delivery.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2006, we issued, outside of our registered stock option plans, 3,025,000 stock options, as described in our Form 8-K filed June 9, 2006.

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

ISOLAGEN, INC.

Date: August 9, 2006	By: /s/ Declan Daly

Declan Daly, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)