Form 10-Q
period 2006-09-30
ISOLAGEN INC
filed 2006-11-08
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

☐ Yes ☒ No

As of November 1, 2006, issuer had 34,377,733 shares of issued and 30,377,733 shares outstanding common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Isolagen, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	September 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$40,942,878	$41,554,203
Restricted cash	1,739,825	2,459,456
Available-for-sale investments	—	23,000,000
Accounts receivable, net of allowance for doubtful accounts of $32,150 and $100,639, respectively	368,104	719,000
Inventory	367,946	394,693
Other receivables	212,495	234,006
Prepaid expenses	361,832	901,582
Total current assets	43,993,080	69,262,940
Property and equipment, net of accumulated depreciation and amortization of $3,629,891 and $2,033,592, respectively	6,188,015	6,539,961
Asset held for sale	10,523,876	10,737,211
Intangible assets, net of amortization of $300,084 and $0, respectively	5,018,216	540,000
Other assets, net of amortization of $1,436,040 and $874,112, respectively	2,565,126	3,099,810
Total assets	$68,288,313	$90,179,922

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,149,689	$2,011,712
Accrued expenses	3,706,713	3,884,594
Deferred revenue	1,159,637	2,235,764
Total current liabilities	6,016,039	8,132,070
Long term debt	90,000,000	90,000,000
Other long term liabilities	1,289,300	144,749
Total liabilities	97,305,339	98,276,819
Commitments and contingencies (see note 5)
Minority interests	2,154,667	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Series C Junior Participating Preferred stock, $.001 par value; 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	34,378	34,260
Additional paid-in capital	111,091,139	109,879,125
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive loss	(350,527)	(784,644)
Accumulated deficit during development stage	(115,972,683)	(91,251,638)
Total shareholders’ deficit	(31,171,693)	(8,096,897)
Total liabilities and shareholders’ deficit	$68,288,313	$90,179,922

The accompanying notes are an integral part of these statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2006	2005
Revenue:
Product sales	$1,514,093	$1,819,975
License fees	—	—
Total revenue	1,514,093	1,819,975
Cost of sales	1,732,302	2,025,006
Gross loss	(218,209)	(205,031)

Selling, general and administrative expenses	4,251,433	6,553,596
Research and development	1,911,067	2,337,063
Operating loss	(6,380,709)	(9,095,690)
Other income (expense):
Interest income	557,644	766,893
Other income	98,157	41,011
Interest expense	(974,810)	(979,281)
Loss before minority interests	(6,699,718)	(9,267,067)
Minority interests	27,838	—
Net loss	$(6,671,880)	$(9,267,067)
Per share information
Net loss per share—basic and diluted	$(0.22)	$(0.31)
Weighted average number of basic and diluted common shares outstanding	30,342,866	30,256,965

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Nine Months Ended September 30,		Cumulative Period December 28, 1995 (date of inception) to September 30,
	2006	2005	2006
Revenue:
Product sales	$4,957,409	$6,833,022	$19,777,134
License fees	—	—	260,000
Total revenue	4,957,409	6,833,022	20,037,134
Cost of sales	5,641,375	7,209,609	23,462,832
Gross loss	(683,966)	(376,587)	(3,425,698)

Selling, general and administrative expenses	15,558,850	17,237,833	66,948,733
Research and development	6,859,271	7,368,565	30,212,778
Customer settlement (see Note 5)	790,063	—	790,063
Operating loss	(23,892,150)	(24,982,985)	(101,377,272)
Other income (expense):
Interest income	1,827,259	2,119,807	5,491,953
Other income	240,573	112,555	706,064
Interest expense	(2,924,565)	(2,936,863)	(7,807,581)
Loss before minority interests	(24,748,883)	(25,687,486)	(102,986,836)
Minority interests	27,838	—	27,838
Net loss	(24,721,045)	(25,687,486)	(102,958,998)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Net loss attributable to common shareholders	$(24,721,045)	$(25,687,486)	$(115,972,683)
Per share information:
Net loss—basic and diluted	$(0.82)	$(0.85)	$(8.03)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.89)
Preferred stock dividends	—	—	(0.13)
Net loss per common share—basic and diluted	$(0.82)	$(0.85)	(9.05)
Weighted average number of basic and diluted common shares outstanding	30,291,607	30,240,203	12,818,524

The accompanying notes are an integral part of these consolidated financial statements

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	$—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 1/7/03	—	—	—	—	61,600	62	92,338	—	—	—	—	92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Conversion of warrants into common stock—1st qtr	—	—	—	—	78,526	79	(79)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)
Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income (Loss)	Development Stage	Equity (Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	25,000	25	74,975	—	—	—	—	75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd t qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)
Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income (Loss)	Development Stage	Equity (Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	42,810	—	—	—	—	42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock awards issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	96,177
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	407,012
Compensation expense on restricted stock awards issued to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	25,627
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	389,458
Compensation expense on restricted stock awards issued to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	156,900
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(24,721,045)	(24,721,045)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	434,117	—	434,117
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(24,286,928)
Balance, 9/30/06	—	$—	—	$—	34,377,733	$34,378	$111,091,139	4,000,000	$(25,974,000)	$(350,527)	$(115,972,683)	$(31,171,693)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,		Cumulative Period from December 28, 1995 (date of inception) to September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(24,721,045)	$(25,687,486)	$(102,958,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity awards issued for services	1,038,732	(165,384)	4,440,933
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	1,612,180	1,179,509	5,619,860
Provision for doubtful accounts	61,054	90,114	244,999
Amortization of debt issue costs	561,930	561,929	1,436,042
Amortization of debt discounts on investments	—	(508,983)	(508,983)
Loss on disposal or impairment of property and equipment	718,405	1,345,905	2,663,793
Minority interest in loss of consolidated subsidiary	(27,838)	—	(27,838)
Foreign exchange gain on substantial liquidation of foreign entity	—	—	(133,851)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in restricted cash	719,630	—	(1,739,826)
Decrease (increase) in accounts receivable	875,239	521,344	(127,928)
Decrease (increase) in other receivables	32,168	168,073	(44,406)
Decrease (increase) in inventory	129,162	489,348	(301,760)
Decrease (increase) in prepaid expenses	588,189	113,594	(315,680)
Decrease (increase) in other assets	(13,248)	225,942	18,355
Increase (decrease) in accounts payable	(942,579)	(552,201)	1,022,228
Increase (decrease) in accrued expenses and other liabilities	(65,128)	(233,281)	3,543,206
Increase (decrease) in deferred revenue	(1,251,013)	(305,400)	1,143,447
Net cash used in operating activities	(20,684,162)	(22,756,977)	(85,270,851)
Cash flows from investing activities:
Acquisition of company, net of cash acquired	(2,009,841)	—	(2,009,841)
Purchase of property and equipment	(1,031,991)	(15,700,256)	(25,086,250)
Proceeds from the sale of property and equipment	6,595	—	40,895
Purchase of investments	(2,700,000)	(77,498,313)	(152,998,313)
Proceeds from sales and maturities of investments	25,700,000	104,257,000	153,507,000
Net cash provided by (used in) investing activities	19,964,763	11,058,431	(26,546,509)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	173,400	75,000	79,081,120
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)
Net cash provided by financing activities	173,400	75,000	152,654,259
Effect of exchange rate changes on cash balances	(65,326)	(395,443)	105,979
Net increase (decrease) in cash and cash equivalents	(611,325)	(12,018,989)	40,942,878
Cash and cash equivalents, beginning of period	41,554,203	64,329,356	—
Cash and cash equivalents, end of period	$40,942,878	$52,310,367	40,942,878

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,575,000	$1,557,500	$4,840,283
Non-cash investing and financing activities:

Deemed dividend associated with beneficial conversion of preferred stock	—	—	11,423,824
Preferred stock dividend	—	—	1,589,861
Uncompensated contribution of services	—	—	755,556
Common stock issued for intangible assets	—	—	540,000
Equipment acquired through capital lease	—	—	167,154

The accompanying notes are an integral part of these statements.

Isolagen, Inc.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation, Business and Organization

Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation (“Isolagen” or the “Company”) is the parent company of Isolagen Technologies, Inc., a Delaware corporation (“Isolagen Technologies”) and the parent company of Agera Laboratories, Inc., a Delaware corporation (“Agera”). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”). The common stock of the Company, par value $0.001 per share, (“Common Stock”) is traded on the American Stock Exchange (“AMEX”) under the symbol “ILE.”

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

Isolagen specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. Autologous cellular therapy is the process whereby a patient’s own cells are extracted, allowed to multiply and then injected into the patient for applications such as skin rejuvenation and correction and reduction of the normal effects of aging like facial wrinkles and nasolabial folds. The procedure is minimally invasive and non-surgical.

The Company acquired 57% of the outstanding common shares of Agera on August 10, 2006. Agera is a skincare company that has proprietary rights to a scientifically-based advanced line of skincare products. The acquisition of Agera complements the Company’s Isolagen Process and broadens the Company’s position in the skincare market as Agera has a comprehensive range of technologically advanced skincare products that can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems. The results of Agera’s operations and cash flows have been included in the consolidated financial statements from the date of the acquisition. The assets and liabilities of Agera have been included in the consolidated balance sheet since the date of the acquisition.

Commencing in 1995, a predecessor of our Isolagen Process was used to correct facial defects, such as facial wrinkles, depressions and scars. From 1995 to 1999, approximately 200 physicians utilized this process on approximately 1,000 patients, for a total of approximately 4,000 injections.

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

The Company is developing its lead product candidate for the correction and reduction of the normal effects of aging, such as facial wrinkles and creases. In March 2004, the Company announced positive results of its first Phase

III exploratory clinical trial for its lead product candidate. In July 2004, the Company announced the commencement of a pivotal Phase III trial consisting of two identical trials, Study A and Study B, conducted in different geographic and demographic populations in the United States. The results of the two studies were mixed; only Study B achieved statistical significance. As a result, the data from this Trial was inadequate to support a Biologics License Application.  The Company used the information derived from the Company’s post hoc statistical analysis and the input of the Company’s clinical advisors to develop a Phase III confirmatory study. However, the Company subsequently determined to conduct a full Phase III pivotal trial, as opposed to a confirmatory trial, which would consist of 400 subjects. Subsequently in June of 2006, the Company filed a request for a Special Protocol Assessment (“SPA”) relating to the Company’s full Phase III dermal trial.

In October 2006, the Company reached an agreement with the FDA on the design of its Phase III pivotal study protocol. The protocol was submitted to the FDA under the agency’s SPA regulations. The SPA process allows for FDA evaluation of a clinical trial protocol that will form the basis of an efficacy claim for a marketing application, and provides a binding agreement that the study design, including patient numbers, clinical endpoints, and analyses, are acceptable to the FDA. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of Isolagen(TM) Therapy against placebo for the treatment of nasolabial skin fold wrinkles. Each trial will include 200 patients. The Company started enrolling patients and is coordinating with investigators to complete full enrollment of the study. Completion of enrollment is largely dependent on our investigators’ ability to screen and biopsy patients. The Company is prepared to manufacture the necessary clinical supplies for each patient as biopsies are presented from each investigator site, but delays in the delivery of biopsies from the investigators could result in a corresponding delay in completion of enrollment.

The Company’s goal is to become a leading commercial autologous cell therapy company for soft tissue regeneration. The Company currently sells its dermal product primarily in the United Kingdom (however, refer to Note 8 for a discussion of the Company’s decision to close the UK operation subsequent to September 30, 2006).

Through September 30, 2006, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, and continuing its United Kingdom operations. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2007 (reference is again made to Note 8). The Company expects to finance its operations primarily through its existing cash and future financing.

The Company’s ability to operate profitably is largely contingent upon its success in obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon its development of a competitive commercially scaleable manufacturing process. The Company may be required to obtain additional capital in the future to expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods, or obtain any such additional capital as it might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations could be negatively impacted.

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

At September 30, 2006 and December 31, 2005, the Company had cash, cash equivalents, restricted cash and available-for-sale investments of $42.7 million and $67.0 million, respectively. The Company believes that its existing capital resources are adequate to finance its operations through at least September 30, 2007; however, its long-term viability is dependent upon successful operation of its business, its ability to improve its manufacturing process, the approval of its products and the ability to raise additional debt and equity to meet its business objectives.

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

The financial statements presented include Isolagen, Inc., its wholly-owned subsidiaries and its majority-owned subsidiary. All significant intercompany transactions and balances have been eliminated. Isolagen Technologies was, for accounting purposes, the surviving entity of the Merger, and accordingly for the periods prior to the Merger, the financial statements reflect the financial position, results of operations and cash flows of Isolagen Technologies. The assets, liabilities, operations and cash flows of AFH and Gemini are included in the consolidated financial statements from August 10, 2001 onward.

Note 2—Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, and the provision for and disclosure of litigation and loss contingencies (see Note 5). Actual results may differ materially from those estimates.

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

Balances of related after-tax components comprising accumulated other comprehensive income included in shareholders’ equity, at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$(350,527)	$(784,644)
Accumulated other comprehensive loss	$(350,527)	$(784,644)

Statement of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments (investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At September 30, 2006 and December 31, 2005, the Company had $1.7 million and $2.5 million, respectively, of cash restricted for the payment of the non-cancelable portion of the Exton, Pennsylvania facility lease, due monthly through March 2008.

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

Available-for-Sale investments

At December 31, 2005, the Company held certain investments in marketable debt securities as a means of temporarily investing the remaining proceeds from its issuance of shares of common stock and 3.5% Convertible Subordinated Notes until the funds are needed for operating purposes. These investments were accounted for as “available-for-sale” investments under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

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

Inventory

Inventory consists of raw materials used in the Isolagen Process. Inventory is stated at the lower of cost or market and cost is determined by the weighted average method. Costs of sales include labor, material and overhead associated with the manufacturing process. Those costs, except for the costs of raw materials that have not been used, are expensed as incurred. Inventory of Agera consists of finished goods. Agera purchases its inventory from a contract manufacturer, and as such, does not maintain raw materials or work in progress. Agera accounts for its inventory on the first-in-first-out method.

Asset held for sale

In April 2005, the Company acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. The Company subsequently spent approximately $1.8 million on the first phase of a renovation. In April 2006, management decided to place the corporate campus on the market for sale in order to conserve capital. The Company commenced its selling efforts during June of 2006 at which time the carrying amount of the campus was reclassified as an asset held for sale, as reflected on the accompanying September 30, 2006 consolidated balance sheet. The net book value of the corporate campus at September 30, 2006 was $10.5 million, reflecting management’s estimate of the realizable value of the corporate campus. The carrying amount of the campus as of December 31, 2005 has also been reclassified to conform to this presentation.

Although the campus was not being actively marketed for sale as of March 31, 2006 and therefore had not been reclassified as held for sale, as of March 31, 2006, management at that date assessed whether the book value of the corporate campus was impaired based on its estimate of the realizable value of the corporate campus, and made a determination to write down the corporate campus by $0.7 million, which charge was reflected in selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2006 and nine months ended September 30, 2006.

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

Intangible assets

Intangible assets primarily include proprietary formulations and trademarks, which were acquired in connection with the acquisition of Agera (see Note 3), as well as certain in-process patents. Proprietary formulations and trademarks are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 13 to 18 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount many not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows.

Debt issue costs

The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in Other Assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $2.3 million at September 30, 2006 and $2.9 million at December 31, 2005, respectively.

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

The Company also offers a service whereby it stores a patient’s cells for later use in the preparation of injections. In accordance with EITF 00-21, the fee charged for this service is recognized as revenue ratably over the length of the storage agreement. Revenue related to this service was less than $0.2 million for both the three and nine months ended September 30, 2006 and less than $0.2 million for both the three and nine months ended September 30, 2005.

Revenue from the sale of Agera’s products is recognized upon transfer of title, which is upon shipment of the product to the customer.

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

Costs of exit activities

Houston, Texas. On March 28, 2006, the Company’s board of directors approved the shut-down of the Houston, Texas facility. The Houston, Texas facility was used primarily for research and development purposes and is maintained under an operating lease which ends on April 30, 2008. The research and development activities will be conducted at the Company’s facilities located in Exton, Pennsylvania. An exit plan was communicated to the affected employees during the three months ended June 30, 2006. There were approximately 15 employees at the Houston, Texas facility at March 31, 2006 and the large majority of these employees had been terminated by June 30, 2006 at a severance cost of less than $0.1 million. The Company currently subleases approximately 50% of the facility to an unrelated third party and the Company will use its best efforts to sublease the remaining portion of the facility, however, there is no assurance that such attempts will be successful. As of September 30, 2006, the remaining lease payments and common operating expenses due under the Houston, Texas lease agreement were approximately $0.2 million.

Australian facilities. In September 2004, the Company approved a plan for the closure of its Australian facilities and the servicing of Australia from the Company’s London, England facility. The Company adopted this plan because it believed that anticipated processing enhancements and improved delivery logistics will eliminate the need for an Australian laboratory. During 2005, all Australian fixed assets were sold or disposed of and the lease related to the Australian facility was terminated. Included in the results of operations for both the three and nine months ended September 30, 2005 are exit costs of less than $0.1 million related to the exit from the Australian facilities.

UK Operation. Refer to Note 8 — Subsequent Event for a discussion of the Company’s decision to close the UK operation.

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

Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors. Compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the three and nine months ended September 30, 2006 was $0.4 million and $0.8 million higher, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 were $0.01 and $0.03 greater, respectively, than if the Company had continued to account for share-based compensation under APB No. 25 (see Note 6).

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

Loss per share data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1, except that it does not include unvested common shares subject to cancellation. Excluded from the computation of basic loss per share at September 30, 2006 were approximately 15,400 shares of outstanding, but unvested employee restricted stock awards. As these awards vest and are no longer subject to cancellation, they are then included in the calculation of basic loss per share. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method), restricted stock, convertible notes and convertible preferred stock. The Company does not present diluted earnings per share for periods in which it incurred net losses as the effect is antidilutive.

At September 30, 2006, options and warrants to purchase 11.1 million shares of common stock at exercise prices ranging from $1.50 to $11.38 per share, and the aforementioned 15,400 shares of outstanding but unvested employee restricted stock awards, were outstanding but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16 per share, were not included as their effect would be antidilutive.

At September 30, 2005, options and warrants to purchase 8.4 million shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive, and 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16 per share, were not included as their effect would be antidilutive.

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

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net loss	$(6,671,880)	$(9,267,067)
Other comprehensive income (loss), foreign currency translation adjustment	(51,286)	(124,596)
Comprehensive loss	$(6,723,166)	$(9,391,663)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net loss	(24,721,045)	$(25,687,486)
Other comprehensive income (loss), foreign currency translation adjustment	434,117	(869,885)
Other comprehensive loss, net unrealized loss on available-for-sale securities	—	(10,005)
Comprehensive loss	(24,286,928)	$(26,567,376)

Fair value of financial instruments

The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s marketable debt security investments are carried at fair value. The Company’s convertible subordinated debentures were quoted at approximately 74% of par value at September 30, 2006. Accordingly, the fair value of our convertible subordinated debentures is approximately $66.6 million at September 30, 2006.

Recently issued accounting standards not yet effective

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

In August 2006, the Securities and Exchange Commission (“SEC”) issued new requirements for “Executive Compensation and Related Person Disclosure.” These rules amend the disclosure requirements for total compensation for the principal executive officer, the principal financial officer, and three other most highly paid officers. In addition, these rules expand the compensation disclosures for directors and require that all compensation to each director be disclosed in a separate summary compensation table with improved narrative disclosure supplementing the tabular presentation. The Company anticipates adopting this ruling in the Company’s 2006 Annual Report on Form 10-K. The adoption of this ruling will have no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value, provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information and methods used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements in determining whether such misstatements are material to the financial statements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the misstatement is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the misstatement is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC staff indicated that public companies should use an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements (i.e., the balance sheet, income statement and statement of cash flows) and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3—Acquisition of Agera Laboratories, Inc.

On August 10, 2006, the Company acquired 57% of the outstanding common shares of Agera Laboratories, Inc. (“Agera”). Agera is a skincare company that has proprietary rights to a scientifically-based advanced line of skincare products. Agera markets its product in both the United States and Europe. The Company believes that the acquisition of Agera complements the Company’s Isolagen Process and broadens the Company’s position in the skincare market as Agera has a comprehensive range of technologically advanced skincare products that can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems.

The acquisition has been accounted for as a purchase. Accordingly, the bases in Agera’s assets and liabilities have been adjusted to reflect the allocation of the purchase price to the 57% interest the Company acquired (with the remaining 43% interest, and the minority interest in Agera’ net assets, recorded at Agera’s historical book values), and the results of Agera’s operations and cash flows have been included in the consolidated financial statements from the date of the acquisition.

The Company paid $2.7 million in cash to acquire the 57% interest in Agera and also the Company agreed to contribute $0.3 million to the working capital of Agera to support marketing and inventory acquisitions. Included in the purchase price was an option to acquire an additional 8% of Agera’s outstanding common shares for an exercise price of $0.5 million in cash. This option expires in February 2007. In addition, the acquisition agreement includes future contingent payments up to a maximum of $8 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due the selling shareholder in future periods.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These assets and liabilities were included in the consolidated balance sheet as of the acquisition date. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

Current assets	$1,531,926
Intangible assets	4,522,120
Total assets acquired	6,054,046

Current liabilities	30,284
Deferred tax liability, net	190,754
Other long—term liabilities	695,503
Minority interest	2,182,505
Total liabilities assumed and minority interest	3,099,046
Net assets acquired	$2,955,000

                Of the $4.5 million of acquired intangible assets, $4.4 million was assigned to product formulations and trademarks, which have a weighted average useful life of approximately 16 years. No amount of the purchase price was assigned to goodwill.

The unaudited pro forma financial information below assumes that the Agera acquisition occurred on January 1 of the periods presented and includes the effect of amortization of intangibles from that date. The unaudited pro forma results of operations are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that would have reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2006	2005	2006	2005
Pro forma revenue	$1.7	$2.0	$5.0	$7.7
Pro forma net loss	(6.7)	(9.3)	(24.6)	(25.7)
Pro forma basic and diluted loss per share	$(0.22)	$(0.31)	$(0.81)	$(0.85)

Note 4—Available-for-Sale Investments

Available-for-sale investments were zero at September 30, 2006, as all investments during the three month period ended September 30, 2006 were redeemed. The funds from this redemption were used to purchase short-term U.S. Treasury bills, which are included in cash and cash equivalents in the accompanying consolidated balance sheet as of September 30, 2006.

The following sets forth information concerning marketable debt securities as of December 31, 2005:

Type of issue	Maturity	Face amount	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and local government	2012-2043	$23,000,000	$23,000,000	—	—	$23,000,000
			$23,000,000	—	—	$23,000,000

Proceeds from the sale of available-for-sale marketable debt securities were $9.0 million and $25.7 million for the three and nine months ended September 30, 2006, respectively, and no realized gains and losses based on specific identification, were included in the results of operations upon those sales.

Note 5—Commitments and Contingencies

Federal Securities Litigation

The Company and certain of its current and former officers and directors are defendants in class action cases pending in the United States District Court for the Eastern District of Pennsylvania.

In August and September, 2005, various lawsuits were filed alleging securities fraud and asserting claims on behalf of a putative class of purchasers of publicly traded Isolagen securities between March 3, 2004 and August 1, 2005. These lawsuits were Elliot Liff v. Isolagen, Inc. et al., C.A. No. H-05-2887, filed in the United States District Court for the Southern District of Texas; Michael Cummiskey v. Isolagen, Inc. et al., C.A. No. 05-cv-03105, filed in the United States District Court for the Southern District of Texas; Ronald A. Gargiulo v. Isolagen, Inc. et al., C.A. No. 05-cv-4983, filed in the United States District Court for the Eastern District of Pennsylvania, and Gregory J. Newman v. Frank M. DeLape, et al., C.A. No. 05-cv-5090, filed in the United States District Court for the Eastern District of Pennsylvania.

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

On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005. The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors. The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities. The complaint also purports to assert claims against CIBC World Markets Corp., Legg Mason Wood Walker, Inc., Canaccord Adams, Inc. and UBS Securities LLC as underwriters in connection with an April 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes. On November 1, 2006, the defendants moved to dismiss the complaint. The Company intends to defend these lawsuits vigorously. However, the Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received.

Derivative Actions

The Company is the nominal defendant in derivative actions (the “Derivative Actions”) pending in State District Court in Harris County, Texas, the United States District Court for the Eastern District of Pennsylvania, and the Court of Common Pleas of Chester County, Pennsylvania.

On September 28, 2005, Carmine Vitale filed an action styled, Case No. 2005-61840, Carmine Vitale v. Frank DeLape, et al. in the 55th Judicial District Court of Harris County, Texas and in February 2006 Mr. Vitale filed an amended petition. In this action, the plaintiff purports to bring a shareholder derivative action on behalf of the Company against certain of the Company’s current and former officers and directors. The Plaintiff alleges that the individual defendants breached their fiduciary duties to the Company and engaged in other wrongful conduct. Certain individual defendants are accused of improper trading in Isolagen stock. The plaintiff did not make a demand on the Board of Isolagen prior to bringing the action and plaintiff alleges that a demand was excused under the law as futile.

On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale petition. The plaintiff filed an amended petition on February 15, 2006, to which the defendants renewed their special exceptions. On September 6, 2006, the Court granted the special exceptions and permitted the plaintiff thirty days to attempt to replead. Thereafter the plaintiff moved the Court for an order compelling discovery, which the Court denied on October 2, 2006. On October 18, 2006, the Court entered an order explaining its grounds for granting the special exceptions. On November 3, 2006, the plaintiff filed a second amended petition.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. Briefing on that motion is complete. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion.

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

On January 20, 2006, the Company filed its preliminary objections to the complaint. On August 31, 2006, the Court of Common Pleas entered an opinion and order sustaining the preliminary objections and dismissing the complaint with prejudice. On September 19, 2006, Fordyce filed a motion for reconsideration. On September 28, 2006, Fordyce filed a notice of appeal, and on September 29, 2006, the Court of Common Pleas denied the motion for reconsideration.

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

During the three months ended June 30, 2006, an additional 31 patients were entered into the settlement program, resulting in an additional charge to selling, general and administrative expense of $0.1 million. Also during the three months ended June 30, 2006, the £1,000 payments to patients, discussed above, reduced the liability by $0.2 million. During the three months ended September 30, 2006, payments and retreatments further reduced the accrual by $0.2 million. As of September 30, 2006, the liability included in accrued expenses in the consolidated balance sheet was $0.4 million. The estimates of the factors which will affect the actual cost of this program may change in future periods and the effects of any changes in these estimates will be accounted for in the period in which the estimate changes.

Note 6—Equity and Stock-Based Compensation

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

Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors. Compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $0.4 million and $0.8 million of compensation expense, net of tax, during the three and nine months ended September 30, 2006, respectively, for stock option awards to employees and directors based on the estimated fair values at the grant dates of the awards.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the three and nine months ended September 30, 2006 was $0.4 million and $0.8 million higher, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 was $0.01 and $0.03 greater, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

Results for the three and nine months ended September 30, 2005 have not been restated. Had compensation expense for employee and director stock options been determined based on fair value at the grant date consistent with SFAS No. 123(R), with stock options expensed using the straight-line attribution method, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net loss—as reported	$(9,267,067)	$(25,687,486)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects of $0	2,066	28,774
Less: total stock based employee compensation determined under fair value based method for all awards granted to employees, net of related tax effect of $0	(685,110)	(2,117,080)
Net loss—pro forma	$(9,950,111)	$(27,775,792)
Net loss per share—as reported
Basic and diluted	$(0.31)	$(0.85)
Net loss per share—pro forma
Basic and diluted	$(0.33)	$(0.92)

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $1.35 for the nine months ended September 30, 2006 and $2.99 for the nine months ended September 30, 2005. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Expected life (years)	5.5 years	5.0 years
Interest rate	4.9%	4.0%
Dividend yield	—	—
Volatility	80%	78%

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

During December 2005, the Company’s Board of Directors approved the full vesting of all unvested, outstanding stock options issued to current employees and directors. The Board decided to take this action (“the acceleration event”) in anticipation of the adoption of SFAS No. 123(R). As a result of this acceleration event, approximately 1.4 million stock options were vested that would have otherwise vested during 2006 and later periods. At the time of the acceleration event, the unamortized grant date fair value of the affected options was approximately $3.6 million (for SFAS No. 123 and SFAS No. 148 pro forma disclosure purposes), which was charged to pro forma expense in the fourth quarter of 2005. As the Company accelerated the vesting of outstanding employee and director stock options during December 2005, there was no remaining expense related to such options to be recognized in the Company’s statements of operations in future periods.

There were 86,000 stock options exercised during the nine months ended September 30, 2006, resulting in cash proceeds to the Company of $0.2 million. These exercised options had an intrinsic value of $0.2 million. A summary of option activity for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	6,912,683	$5.66
Granted	4,136,500	1.97
Exercised	(86,000)	2.02
Forfeited	(549,750)	6.92
Outstanding at September 30, 2006	10,413,433	4.15	5.05	$6,386,610
Options exercisable at September 30, 2006	6,710,264	$5.34	3.11	$904,850

                The following table summarizes the status of the Company’s non-vested stock options since January 1, 2006:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at January 1, 2006	116,667	$1.12
Granted	4,136,500	1.38
Vested	(539,998)	1.45
Forfeited	(10,000)	1.01
Non-vested at September 30, 2006	3,703,169	$1.38

                The total fair value of shares vested during the nine months ended September 30, 2006 was $0.8 million. As of September 30, 2006, there was $3.5 million of total unrecognized compensation cost related to non-vested director and employee stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

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

During the three months ended September 30, 2006, the Company issued, under the 2001 Stock Plan, (1) a total of 105,000 options to three employees to purchase its common stock at exercise prices ranging from $3.70 to $3.79 per share, which have a five year maximum contractual life and which vest annually over a three year period from the date of grant, and (2) a total of 75,000 options to four independent Board of Director members to purchase its common stock at an exercise price of $3.76 per share and which have a ten year maximum contractual life. The Director options vest quarterly over one year beginning November 30, 2006.

2003 Stock Option and Stock Appreciation Rights Plan

On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. No options were granted under the 2003 Stock Plan during the nine months ended September 30, 2006.

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

No stock options were issued under the 2005 Stock Plan during the three months ended September 30, 2006.

Restricted Stock

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

During the three months ended June 30, 2006, 2,752 shares of the restricted stock were cancelled due to terminations, 94,648 shares of restricted stock were cancelled in a Board approved exchange for 206,500 stock options (which were issued under the 2001 Plan) and 3,707 shares of restricted stock vested. Compensation expense related to the restricted stock was less than $5,000 for the three months ended June 30, 2006. As of June 30, 2006, 17,086 shares of unvested restricted stock were outstanding.

During the three months ended September 30, 2006, 1,708 shares of restricted stock vested. Compensation expense related to the restricted stock was less than $4,000 for the three months ended September 30, 2006. As of September 30, 2006, 15,378 shares of unvested restricted stock were outstanding, which vest quarterly through March 31, 2009.

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

In addition, during the three months ended June 30, 2006 the Company issued 500,000 options to purchase its common stock with an exercise price of $1.88 per share to the Company’s CEO. These options have a ten year maximum contractual life and the options have identical vesting terms to the Performance Stock Option Grant issued to the Company’s President under the 2005 Stock Plan as described above. No compensation cost has been recorded for this grant as the Company does not currently believe that the vesting events are probable of occurrence. The grant date fair value of the award was approximately $0.7 million. This fair value of $0.7 million, or any portion thereof, will not be recognized as compensation expense until the vesting of the award becomes probable.

During the three months ended September 30, 2006, the Company did not issue any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan.

Stock Options Issued for Services

As of September 30, 2006, the Company has outstanding 603,600 options issued to non-employees under consulting and distribution agreements. The following sets forth certain information concerning these options:

	Vested	Unvested
Warrants and options outstanding	526,933	76,667
Vesting period	n/a	3-6 mos.
Range of exercise prices	$1.50-6.00	$1.89-6.00
Weighted average exercise price	$4.30	$3.32
Expiration dates	2009-2013	2009-2011

Expense related to these contracts was less than $0.1 million and less than $0.2 million for the three and nine months ended September 30, 2006, respectively. Expense related to these contracts was less than $0.1 million for both the three and nine months ended September 30, 2005. The expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions for the nine months ended September 30, 2006 and nine months ended September 30, 2005:

Expected life (years)	4.5-5 Years
Interest rate	4.0-4.97%
Dividend yield	—
Volatility	83.0-83.1%

Further, there were 688,256 warrants outstanding as of September 30, 2006 and December 31, 2005. None of these warrants were converted or forfeited during the nine months ended September 30, 2006.

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

Note 7—Geographical Information

As of September 30, 2006, the Company operated its business on the basis of a single reportable segment. The Company markets its products on a global basis. The Company’s principal markets are the United States, the United Kingdom and Europe (refer to Note 8—Subsequent Event for a discussion of the Company’s decision to close the UK operation). No commercial operations had commenced in the United States prior to the acquisition of Agera.

Geographical information concerning the Company’s reportable segment is as follows:

	Revenue Three months ended September 30,
	2006	2005

United States	$31,669	$—
United Kingdom	1,210,009	$1,638,906
Other	272,415	181,069
	$1,514,093	$1,819,975

	Revenue Nine months ended September 30,
	2006	2005

United States	$31,669	$—
United Kingdom	4,097,645	6,173,787
Other	828,095	659,235
	$4,957,409	$6,833,022

	Property and Equipment, net
	September 30,	December 31,
	2006	2005

United States	$4,461,594	$4,602,417
United Kingdom	1,726,421	1,868,592
Switzerland	—	68,952
	$6,188,015	$6,539,961

Note 8—Subsequent Event

As part of the Company’s continuing efforts to evaluate the best uses of its resources, in November 2006 the Company’s Board of Directors approved the proposed closing of the Company’s UK operation. The Company believes that it is in its best interests not to sustain further financial losses in the UK business. After a full business analysis, management and the Board have determined that the best use of resources is to focus on the Company’s strategic opportunities. As such, our first priority is to advance the US pivotal Phase III clinical trial for the use of Isolagen Therapy for the treatment of certain facial wrinkles, and then, with regulatory agencies’ agreement, initiate clinical studies in other therapeutic and aesthetic areas.

The UK operation is located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of September 30, 2006, approximately $0.7 million in remaining lease obligation existed. The administrative site lease expires April 2007 and, as of September 30, 2006, approximately $0.3 million in remaining lease obligation existed. As of September 30, 2006, the UK operation employed approximately 80 employees. Further, as of September 30, 2006, there was approximately $1.7 million of property and equipment, net, remaining on the consolidated balance sheet, which management believes will be fully or substantially impaired during the fourth quarter of 2006.

The Company believes that the amount of the charges associated with this decision, such as the related asset impairments, statutory severance, lease exit costs and professional fees, among other items, cannot be precisely estimated at this time. However, such charges are expected to be no more than approximately $4 million (both before and after tax), excluding the non-cash charge of approximately $1.7 million for property and equipment discussed above and excluding potential claims or contingencies unknown at this time. Charges for abandoned property and equipment will be recorded when the related assets are deemed impaired or abandoned, whichever comes first. Lease exit costs will be recorded when the Company terminates the leases, and statutory severance costs will be recorded when the Company has notified the affected employees of the terms of the plan of termination. As a result the charges will likely be reflected over more than one quarter, beginning in the fourth quarter of 2006, with the majority of all costs to be incurred by the fourth quarter of 2007. However, no assurances can be given with respect to the total cost of closing the UK operation or the timing of such costs.

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

Forward-Looking Information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Isolagen that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

•                  our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry, treatment of restrictive scars and burns and other health-related markets;

•                  whether our clinical human trials relating to autologous cellular therapy applications for the treatment of dermal defects, gingival recession, and such other indications as we may identify and pursue can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials;

•                  whether the results of our full Phase III pivotal study will support a successful BLA filing;

•                  our ability to provide and deliver any autologous cellular therapies that we may develop, on a basis that is competitive with other therapies, drugs and treatments that may be provided by our competitors;

•                  our ability to finance our business;

•                  our ability to improve our current pricing model;

•                  our ability to decrease our cost of goods sold through the improvement of our manufacturing process;

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

•                  our ability to efficiently integrate our recent acquisition and future acquisitions, if any;

•                  our ability to successfully integrate other new lines of business that we may enter in the future, if any;

•                  our issuance of certain rights to our shareholders that may have anti-takeover effects;

•                  our dependence on our physician customers to correctly follow our established protocols for the safe administration of our Isolagen Process;

•                  our ability to effectively and efficiently manage the closing of our UK operation; and

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

Subsequent Event — Proposed Closing of the UK Operation

As part of our continuing efforts to evaluate the best uses of our resources, in November 2006 the Board of Directors approved the proposed closing of our UK operation. We believe that it is in our best interests not to sustain further financial losses in the UK business. After a full business analysis, management and the Board have determined that the best use of resources is to focus on our strategic opportunities. As such, our first priority is to advance the US pivotal Phase III clinical trial for the use of Isolagen Therapy for the treatment of certain facial wrinkles, and then, with regulatory agencies’ agreement, initiate clinical studies in other therapeutic and aesthetic areas.

The UK operation is located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of September 30, 2006, approximately $0.7 million in remaining lease obligation existed. The administrative site lease expires April 2007 and, as of September 30, 2006, approximately $0.3 million in remaining lease obligation existed. As of September 30, 2006, the UK operation employed approximately 80 employees. Further, as of September 30, 2006, there was approximately $1.7 million of property and equipment, net, remaining on the consolidated balance sheet, which management believes will be fully or substantially impaired during the fourth quarter of 2006.

We believe that the amount of the charges associated with this decision, such as the related asset impairments, statutory severance, lease exit costs and professional fees, among other items, cannot be precisely estimated at this time. However, such charges are expected to be no more than approximately $4 million (both before and after tax), excluding the non-cash charge of approximately $1.7 million for property and equipment discussed above and excluding potential claims or contingencies unknown at this time. Charges for abandoned property and equipment will be recorded when the related assets are deemed impaired or abandoned, whichever comes first. Lease exit costs will be recorded when we terminate the leases, and statutory severance costs will be recorded when we have notified the affected employees of the terms of the plan of termination. As a result the charges will likely be reflected over more than one quarter, beginning in the fourth quarter of 2006, with the majority of all costs to be incurred by the fourth quarter of 2007. However, no assurances can be given with respect to the total cost of closing the UK operation or the timing of such costs.

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

The focus of our efforts has been and will continue to be the development, testing and approval of the Isolagen Process, and the evaluation of researching other applications. As a result of this uncertainty, we are still considered to be a “development stage” enterprise. We have, since 2002, made the Isolagen Process available to physicians primarily in the United Kingdom. Revenue was approximately $1.5 million and $5.0 million for the three and nine months ended September 30, 2006, respectively. We continued to generate negative gross margins, as discussed under “Results of Operations—Comparison of the three months ended September 30, 2006 and 2005” and “Results of Operations—Comparison of the nine months ended September 30, 2006 and 2005.” As discussed above under “Material Subsequent Event — Proposed Closing of the UK Operation,” in November 2006 our Board of Directors approved closing our UK operation. We expect revenue from our UK operation for the three months ended December 31, 2006 to be less than $1.0 million.

At September 30, 2006 and December 31, 2005, we had cash, cash equivalents, restricted cash and available-for-sale investments of $42.7 million and $67.0 million, respectively. The causes of our decrease in cash, cash equivalents, restricted cash and available-for-sale investments are discussed under “Liquidity and Capital Resources.” We believe our existing capital resources are adequate to finance our operations through at least September 30, 2007; however, our long-term viability is dependent upon successful operation of our business, which includes our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

Recent Developments

Refer to “Material Subsequent Event — Proposed Closing of the UK Operation,” above regarding our November 2006 decision to approve the closing of our UK operation.

Clinical

We are developing our lead dermal product candidate for the correction and reduction of the normal effects of aging, such as facial wrinkles and nasolabial folds. In March 2004, we announced positive results of our first Phase III exploratory clinical trial for our lead product candidate. In July 2004, we announced the commencement of two pivotal Phase III trials, which were being conducted in two different geographic and demographic populations in the United States as two identical trials for the treatment of facial wrinkles. These trials, which were concluded during the second half of 2005, were randomized, double blind and placebo-controlled and were conducted at various sites in the United States. The trials, which were conducted simultaneously, each had in excess of 100 subjects split evenly between the treatment group and the placebo group.

We announced on August 1, 2005 the results of our pivotal Phase III dermal studies. The dermal studies met three of the four primary endpoints and achieved statistical significance when combined. The studies’ primary endpoints were based on blinded physician visual assessment using a six-point scale with a two-point positive move required to meet the endpoint and subject assessment using a visual analog scale. Trial B of the study proved to be clinically and statistically significant with both the subject and physician assessment achieving positive results. Trial A results were mixed with only a positive assessment from the subjects. In addition, there was a wide variance in results from site to site with a range of response rates from 73.3% to 7.6%, where a “response” represents the improvement of at least two points, on a six point scale, based on a visual assessment performed by the physician. We believe that this range of outcomes suggests that results are dependent on, among other things, injection technique. We conducted a post hoc statistical analysis and a thorough review of the results of the Phase III studies that suggested trial results were negatively impacted by two factors in addition to injection technique. First, our statistical analysis included all subjects who were randomized to the study. The statistical analysis did not exclude subjects who received neither our product nor placebo; these subjects were deemed to have failed the study. Second, our study population included a number of subjects with a baseline assessment of two (of their facial wrinkles) on the six-point scale. A two point improvement for these subjects would have required an assessment of zero on the six-point scale. After consultation with our clinical advisors familiar with utilizing the six-point scale, we believe subjects with an initial assessment of two on the scale should have been excluded from participation in the studies because of investigator reluctance to make a final assessment of zero (equivalent to no wrinkles) at the endpoint. Our future protocols will exclude subjects with a baseline assessment of two.

We used the information derived from our post hoc statistical analysis and the input of our clinical advisors to develop a Phase III confirmatory study. However, subsequently we determined to conduct a full Phase III pivotal trial, as opposed to a confirmatory trial, which would consist of 400 subjects. Subsequently in June of 2006, we filed a request for a Special Protocol Assessment relating to our full Phase III Dermal Trial.

Isolagen and FDA Reach Agreement on Phase III Protocol Design

 In October 2006, we reached an agreement with the FDA on the design of our Phase III pivotal study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. The SPA process allows for FDA evaluation of a clinical trial protocol that will form the basis of an efficacy claim for a marketing application, and provides a binding agreement that the study design, including patient numbers, clinical endpoints, and analyses, are acceptable to the FDA. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of Isolagen (TM) Therapy against placebo for the treatment of nasolabial skin fold wrinkles. Each trial will include 200 patients. We have started enrolling patients and are coordinating with investigators to complete full enrollment of the study. Completion of enrollment is largely dependent on our investigators’ ability to screen and biopsy patients. We are  prepared to manufacture the necessary clinical supplies for each patient as biopsies are presented from each investigator site, but delays in the delivery of biopsies from the investigators could result in a corresponding delay in completion of enrollment.

Dental Product Candidate

We completed a Phase I clinical trial for our second product candidate for the treatment of periodontal disease in late 2003. In the second quarter of 2004, we initiated a Phase II clinical trial for the cosmetic/therapeutic, or “black triangle,” application of this product candidate. This Phase II clinical trial concluded during the second quarter of 2005. The analysis of the investigator and subject visual analog scale assessment demonstrated that the Isolagen Process was statistically superior to placebo at four months after treatment. Although results of the investigator and subject assessment demonstrated that the Isolagen Process was statistically superior to placebo, an analysis of objective linear measurements did not yield statistically significant results despite a positive change observed as a result of treatment with the Isolagen Process. Clinical advisors believe that the measurement techniques were not precise enough to accurately record the positive change.

We began a new Phase II Open-Label Dental trial during the nine months ended September 30, 2006 for the treatment of gum recession. This trial is utilizing the information gained from the previous two trials. We believe that both the collection of data and the treatment have been refined, although a positive trial outcome cannot be assured. We believe the duration of the trial will be approximately one year.

Acquisition of Agera Laboratories, Inc.

On August 10, 2006, we acquired 57% of the outstanding common shares of Agera Laboratories, Inc. (“Agera”). Agera is a skincare company that has proprietary rights to a scientifically-based advanced line of skincare products. Agera markets its product in both the United States and Europe. We believe that the acquisition of Agera complements our Isolagen Process and broadens our position in the skincare market as Agera has a comprehensive range of technologically advanced skincare products that can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems.

We paid $2.7 million in cash to acquire the 57% interest in Agera and also we agreed to contribute $0.3 million to the working capital of Agera to support marketing and inventory acquisitions. Included in the purchase price was an option to acquire an additional 8% of Agera’s outstanding common shares for an exercise price of $0.5 million in cash. This option expires during February 2007. In addition, the acquisition agreement includes future contingent payments up to a maximum of $8 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due the selling shareholder in future periods.

Switzerland

In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. We spent approximately $1.8 million to date on the first phase of a renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to conserve capital. Although the campus was not being actively marketed for sale as of March 31, 2006, management at that date assessed whether the book value of the corporate campus was impaired based on its estimate of the realizable value of the corporate campus and made a determination to write down the corporate campus by $0.7 million, which charge is reflected in selling, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2006. The net book value of the corporate campus at September 30, 2006 was $10.5 million, reflecting management’s estimate of the realizable value of the corporate campus. This estimate may change in future periods. The carrying amount of the campus as of December 31, 2005 has also been reclassified to conform to this presentation.

Houston, Texas

On March 28, 2006, our board of directors approved the shut-down of the Houston, Texas facility. The Houston, Texas facility was used primarily for research and development purposes and is maintained under an operating lease which ends on April 30, 2008. The research and development activities will be conducted at our facilities located in Exton, Pennsylvania. An exit plan was communicated to the affected employees during the three months ended June 30, 2006. There were approximately 15 employees at the Houston, Texas facility at March 31, 2006 and the large majority of these employees had been terminated by June 30, 2006 at a severance cost of less than $0.1 million. We have subleased approximately 50% of the facility to an unrelated third party and we will use our best efforts to sublease the remaining portion of the facility, however, there is no assurance that such negotiations will be successful. As of September 30, 2006, the remaining lease payments and common operating expenses due under the Houston, Texas lease agreement were approximately $0.2 million.

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

During the first quarter of 2006, we received a number of complaints from certain patients who had learned of the limited re-treatment program and also learned that a number of physicians with dissatisfied patients were generating public ill-will as a result of the Company’s decision to limit the number of patients offered re-treatment and were encouraging dissatisfied patients to seek recourse against us. In response, in March 2006 we decided that it was in our best interest to address these complaints to foster goodwill in the marketplace and avoid the cost of any potential patient claims. Accordingly, we agreed to resolve any properly documented and substantiated patient complaints by offering to retreat the patient pursuant to the same criteria stated above or pay £1,000 (approximately US$1,750) to the patients identified to us as having received a sub-optimal result. In order to qualify for re-treatment and in addition to the criteria set forth above, the patient will be treated by a physician identified by us who will treat these patients pursuant to a protocol. In addition, these patients must agree to follow-up visits and assessments of their response to treatment. No patient unlikely to benefit from Isolagen Therapy will be retreated. We made this offer to approximately 321 patients in 2006. Notwithstanding the proposed decision to close the UK operations, we intend to accommodate all retreatment commitments.

Refer to “Comparison of the Nine Months ending September 30, 2006 and 2005, United Kingdom Customer Settlement” for further discussion.

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

Management

As previously announced, on June 5, 2006 we named Nicholas L. Teti, Jr., as Chairman and Chief Executive Officer. Also on June 5, 2006, we named Declan Daly as Executive Vice President-Europe and Chief Financial Officer and Steven C. Trider as Senior Vice President. Refer to Part I, Note 6 of Notes to the Unaudited Consolidated Financial Statements found elsewhere in this report, for further information related to equity awards granted to these new officers.

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

Revenue from the sale of Agera’s products is recognized upon transfer of title, which is upon shipment of the product to the customer.

                Cost of Sales, Selling, General and Administrative Expenses and Research and Development Expenses: Our Exton, Pennsylvania facility is used to conduct research on the development, testing and approval of the Isolagen Process. In addition, our Exton facility serves as our corporate headquarters. Our London facility has been engaged in the commercialization of our process (for which revenue has been earned from the sale of Isolagen Process injections) as a means to improve manufacturing technologies that would be used to produce commercial quantities of injections on a profitable basis in the future. Therefore, we classify as cost of sales the costs (except for costs related to marketing, sales and general corporate administration) incurred in operating our London facility, while the costs incurred in operating our Exton, Pennsylvania facilities (except for costs related to general corporate administration) are classified as research and development expenses.

Costs of sales includes salaries and benefits, costs paid to third-party contractors to develop and manufacture drug materials and delivery devices, inventory used in the manufacturing process, a portion of facilities cost and other indirect manufacturing costs. Those costs, except for the costs of raw materials that have not been used, are expensed as incurred.

Historically, autologous cell companies have been hampered by manufacturing technologies that use traditional methodology for culturing cells through the utilization of plastic flasks. This methodology is labor intensive, slow, involves many sterile interventions and is costly. The use of this process to produce Isolagen Process injections in commercial quantities would not, over time, be profitable. We have been using the commercialization of our process as a means of researching and developing manufacturing technologies which therefore could be used to produce commercial quantities of injections on a profitable basis. Through September 30, 2006, our cost of sales has exceeded our revenue, This reflects the fact that the level of our sales from our commercialization efforts, primarily in the United Kingdom, did not through September 30, 2006 reach the levels necessary for profitable operations, and the development and implementation of improved processes had not yet achieved all of the cost efficiencies we hope to achieve in the future. As discussed above under “Material Subsequent Event — Proposed Closing of the UK Operation,” in November 2006 our Board of Directors approved closing our UK operation.

If, in the future, the purposes for which we operate our Exton, Pennsylvania, facility or any new facilities we open, changes, the allocation of the costs incurred in operating that facility between cost of sales and research and development expenses could change to reflect such operational changes.

Agera does not manufacture its own product, but rather, outsources its manufacturing. Cost of sales related to Agera primarily consists of the cost of the product paid by Agera to the manufacturer of the product.

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

The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. This change in accounting resulted in the recognition of compensation expense of $0.4 and $0.8 million for the three and nine months ended September 30, 2006, respectively, related to our employee and director stock options. Basic and diluted loss per share for the three and nine months ended September 30, 2006 was $0.01 and $0.03 greater, respectively, than if we had continued to account for share-based compensation under APB No. 25. During the three months ended September 30, 2006, we granted 0.2 million stock options. As of September 30, 2006, there was $3.5 million of total unrecognized compensation cost related to non-vested stock options to employees and directors; the cost of which is expected to be recognized over a weighted-average period of 2.7 years. For additional information related to our stock-based compensation during the first three quarters of 2006, see Note 6 — Share-Based Compensation.

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

Federal Securities and Derivative Actions: As discussed in Note 5 of Notes to Consolidated Financial Statements and Part II, Item 1, Legal Proceedings, set forth elsewhere in this Report, we are currently defending ourselves against various class and derivative actions. We intend to defend ourselves vigorously against these actions. We cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in our consolidated financial statements. Generally, a loss must be both reasonably estimable and probable in order to record a provision for loss. We will expense our legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. Although we have not recorded a provision for loss regarding these matters, a loss could occur in a future period.

We are involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on our financial statements.

Results of Operations

Comparison of the three months ended September 30, 2006 and 2005

REVENUE.  Revenue decreased $0.3 million to $1.5 million for the three months ended September 30, 2006, as compared to $1.8 million for the three months ended September 30, 2005. The decrease in revenue is primarily due to the contraction of our physician customer base in the United Kingdom as a result of our decision to place a greater emphasis on the training and proctoring of our physician customers in order to ensure that they are administering the Isolagen Process appropriately.

Sales measured by product volumes, as measured by milliliter of product, decreased by approximately 41% during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Average selling price per milliliter of treatment increased approximately 2% during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The average selling price  fluctuated as we continued to investigate various price points in the United Kingdom market. The increase in average selling price was offset by an increase in six milliliter treatment programs sold in the three months ended September 30, 2006 as compared to four and six milliliter treatments sold during the three months ended September 30, 2005. Generally, higher milliliter treatments carry a higher total price but a lower price per milliliter of treatment.

In addition, after the completion of a standard treatment, a patient may request and pay for an additional one to three milliliters of treatment. Such additional treatment volumes increased by approximately 38% during the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005. This increase in volume was offset by a decrease in average selling price of approximately 18%.

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections. The fees charged for this service are recognized as revenue ratably over the length of the storage agreement. Revenue from this service in each of the quarters ended September 30, 2006 and 2005 was less than $0.1 million.

As discussed under “Material Subsequent Event — Proposed Closing of the UK Operation,” in November 2006 our Board of Directors approved closing our UK operation. We expect revenue from our UK operation for the three months ended December 31, 2006 to be less than $1.0 million.

Revenue as a result of our acquisition of Agera on August 10, 2006 was approximately $0.1 million for the three months ended September 30, 2006. We expect revenue from Agera to be less than $0.3 million for the three months ended December 31, 2006.

COST OF SALES.  Costs of sales decreased $0.3 million to $1.7 million for the three months ended September 30, 2006, as compared to $2.0 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, our cost of sales exceeded revenue as the development and implementation of our processes has not yet achieved all of the cost efficiencies we anticipate.

As a percentage of revenue, cost of sales were approximately 114% for the three months ended September 30, 2006, which reflected no significant change from the approximately 111% for the three months ended September 30, 2005. Our lower revenue volume has resulted in an increased fixed manufacturing cost per treatment, and as such, our cost of sales as a percentage of revenue has been negatively impacted.

The cost of sales for Agera for the three months ended September 30, 2006 was less than $0.1 million.

                SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses decreased $2.3 million, or 35%, to $4.3 million for the three months ended September 30, 2006, as compared to $6.6 million for the three months ended September 30, 2005. The fluctuation in selling, general and administrative expenses are primarily due to the following:

a) Salaries, bonuses and payroll taxes increased by approximately $0.2 million to $1.4 million for the three months ended September 30, 2006 compared to $1.2 million for three months ended September 30, 2005 due to an increase of $0.4 million in non-cash stock option compensation. This increase was offset by a reduction of $0.2 million in salaries due to a reduction of employees as a result of closing our Houston, Texas facility during 2006.

b) Legal expenses decreased by approximately $0.2 million, net of the reimbursement discussed below, to less than $0.1 million for the three months ended September 30, 2006, as compared to $0.2 million for three months ended September 30, 2005. We received a reimbursement of $0.7 million from our insurance carrier during the three months ended September 30, 2006 for reimbursement of defense cost related to the class action and derivative action matters.

c) Marketing expense decreased by approximately $0.4 million to $0.4 million for the three months ended September 30, 2006, as compared to $0.8 million for three months ended September 30, 2005 due to decreased marketing and promotional efforts related to our negative gross margins in our United Kingdom operations. We expect lower marketing efforts related to our UK operation in the near future as a result of our decision to close the UK operation.

              d) Consulting fees decreased by approximately $0.5 million to $0.2 million for the three months ended September 30, 2006, as compared to $0.7 million for the three months ended September 30, 2005 primarily due to decreased costs related to the recruitment of senior management.

              e) Other general and administrative operating costs decreased by approximately $1.4 million to $1.9 million for the three months ended September 30, 2006, as compared to $3.3 million for three months ended September 30, 2005 due primarily to a $1.4 million impairment charge incurred in the prior year comparable quarter related to the write-off of third party developed software costs. Selling, general and administrative expense related to Agera was approximately $0.1 million.

RESEARCH AND DEVELOPMENT.  Research and development expenses decreased by approximately $0.4 million during the three months ended September 30, 2006 to $1.9 million, as compared to $2.3 million for the three months ended September 30, 2005. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States and also include costs to develop manufacturing, cell collection and logistical process improvements. Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the three months ended September 30, 2005. We subsequently commenced preparations for a Phase III dermal trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III dermal pivotal study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of September 30, 2006 was $30.2 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our first pivotal Phase III dermal trial (see Recent Developments section), the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for the dermal applications will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended September 30, 2006 and 2005. The major changes in research and development expense are as follows: a) consulting expense decreased by approximately $0.7 million to $0.7 million for the three months ended September 30, 2006, as compared to $1.4 million for the three months ended September 30, 2005; b) laboratory costs have increased  by $0.1 million for the three months ended September 30, 2006, to $0.2 million for the three months ended September 30, 2006; c) salaries and payroll taxes decreased by approximately $0.4 million to $0.5 million for the three months ended September 30, 2006, as compared to $0.9 million for the three months ended September 30, 2005; d) depreciation and rent and utilities increased by approximately $0.4 million for the three months ended September 30, 2006 due to the Exton, Pennsylvania research and development facility and related allocation of expenses to research and development.

                INTEREST INCOME.  Interest income decreased by approximately $0.2 million during the three months ended September 30, 2006 to $0.6 million, as compared to $0.8 million for the three months ended September 30, 2005. The decrease in interest income is primarily related to decreasing cash, restricted cash and short-term investment balances, offset by an increase in interest rates.

INTEREST EXPENSE.  Interest expense remained constant at $1.0 million for three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Our interest expense is related to the issuance of, on November 1, 2004, $90 million in principal amount of 3.5% convertible subordinated debt, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended September 30, 2006.

NET LOSS.  Net loss for the three months ended September 30, 2006 was $6.7 million, as compared to a net loss of $9.3 million for the three months ended September 30, 2005. This decrease in net loss primarily represents the effects of the decreases in our research and development expenses and selling, general and administrative expenses as discussed above.

Comparison of the nine months ending September 30, 2006 and 2005

REVENUE.  Revenue decreased $1.8 million, to $5.0 million for the nine months ended September 30, 2006, as compared to $6.8 million for the nine months ended September 30, 2005. The decrease in revenue is primarily due to the contraction of our physician customer base in the United Kingdom as a result of our decision to place a greater emphasis on the training and proctoring of our physician customers in order to ensure that they are administering the Isolagen Process appropriately.

Sales measured by product volumes, as measured by milliliter of product, decreased by approximately 27% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Average selling price per milliliter of treatment decreased approximately 19% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The average selling price  fluctuated as we continued to investigate various price points in the United Kingdom market. In addition, our average selling price per milliliter declined due to the increase in six milliliter treatment programs sold in the nine months ended September 30, 2006 as compared to four and six milliliter treatments sold during the nine months ended September 30, 2005. Generally, higher milliliter treatments carry a higher total price but a lower price per milliliter of treatment.

In addition, after the completion of a standard treatment, a patient may request and pay for an additional one to three milliliters of treatment. Such additional treatment volumes increased by approximately 88% during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This increase in volume was offset by a decrease in average selling price of approximately 24%.

From time to time, we provide promotional incentives, or no charge treatments, to doctors utilizing the Isolagen Process. Such promotional incentives are not reflected as revenue, but rather, are reflected as marketing expense in selling, general and administrative expenses.

We also offer a service whereby we store a patient’s cells for later use in the preparation of injections. The fees charged for this service are recognized as revenue ratably over the length of the storage agreement. Revenue from this service in each of the nine month periods ended September 30, 2006 and 2005 was less than $0.2 million.

As discussed under “Material Subsequent Event — Proposed Closing of the UK Operation,” in November 2006 our Board of Directors approved closing our UK operation. We expect revenue from our UK operation for the three months ended December 31, 2006 to be less than $1.0 million.

Revenue as a result of our acquisition of Agera on August 10, 2006 was approximately $0.1 million for the three months ended September 30, 2006. We expect revenue from Agera to be less than $0.3 million for the three months ended December 31, 2006.

COST OF SALES.  Costs of sales decreased to $5.6 million for the nine months ended September 30, 2006, as compared to $7.2 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, our cost of sales exceeded revenue as the development and implementation of our processes has not yet achieved all of the cost efficiencies we anticipate.

As a percentage of revenue, cost of sales were approximately 114% for the nine months ended September 30, 2006 and approximately 106% for the nine months ended September 30, 2005. The change in this percentage is primarily the result of the lower level of sales activity during 2006, given the reduction of marketing and promotional efforts as a result of negative gross margins in our operations in the United Kingdom. Our lower revenue volume has resulted in an increased fixed manufacturing cost per treatment, and as such, our cost of sales as a percentage of revenue has been negatively impacted.

                SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses decreased $1.6 million, or 10%, to $15.6 million for the nine months ended September 30, 2006, as compared to $17.2 million for the nine months ended September 30, 2005. The decrease in selling, general and administrative expense is primarily due to the following:

a) Salaries, bonuses and payroll taxes increased by approximately $1.3 million to $4.9 million for the nine months ended September 30, 2006 compared to $3.6 million for nine months ended September 30, 2005 due to a $0.9 million increase in non-cash stock option compensation, $0.3 million of signing bonuses paid to new officers during the second quarter of 2006 and our increase in accrued bonus of $0.2 million for the nine months ended September 30, 2006. These increases were offset by a reduction of $0.1 million in salaries and related payroll taxes as a result of closing our Houston, Texas facility during 2006.

b) Legal expenses increased by approximately $0.2 million to $0.9 million for the nine months ended September 30, 2006, net of the reimbursement discussed below, as compared to $0.7 million for nine months ended September 30, 2005 due to increased litigation related to the class action and derivative action matters. During the three months ended September 30, 2006, we received a $0.7 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative action matters.

c) Consulting fees decreased by approximately $0.4 million to $0.8 million for the nine months ended September 30, 2006, as compared to $1.2 million for nine months ended September 30, 2005 primarily due to decreased costs related to the recruitment of senior management.

d) Travel and entertainment expense decreased by approximately $0.6 million to $0.6 million for the nine months ended September 30, 2006, as compared to $1.1 million for the nine months ended September 30, 2005 due to less travel between our Houston, Texas and Exton, Pennsylvania facilities as a result of our closing of the Houston office during 2006.

e) Marketing expenses decreased by approximately $0.5 million to $1.8 million for the nine months ended September 30, 2006, as compared to $2.3 million for nine months ended September 30, 2005 due to decreased marketing and promotional efforts related to negative gross margins in our operations in the United Kingdom operations. We expect lower marketing efforts related to our UK operation in the near future as a result of our decision to close the UK operation.

f) Other general and administrative costs decreased by approximately $1.7 million to $5.5 million for the nine months ended September 30, 2006, as compared to $7.2 million for nine months ended September 30, 2005 due primarily to a $1.4 million impairment charge incurred in the prior year comparable period related to the write-off of third party developed software costs, decreased accounting fees of $0.3 million and decreased office and other corporate costs of $0.7 million. These decreases were offset by an asset impairment charge on the Switzerland facility of $0.7 million during the second quarter of 2006.

RESEARCH AND DEVELOPMENT.  Research and development expenses decreased by approximately $0.5 million during the nine months ended September 30, 2006 to $6.9 million, as compared to $7.4 million during the nine months ended September 30, 2005. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States and also include costs to develop manufacturing, cell collection and logistical process improvements. Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the nine months ended September 30, 2005. We subsequently commenced preparations for a new Phase III dermal trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III dermal pivotal study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Research and development costs include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of September 30, 2006 was $30.2 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our first pivotal Phase III dermal trial (see the Recent Developments section), the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the costs of obtaining approval for the dermal applications will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during 2006 and 2005.

UNITED KINGDOM CUSTOMER SETTLEMENT.  During 2005, the Company began an informal study and surveyed a number of patients who had previously received the Isolagen treatment to assess patient satisfaction. Some patients surveyed reported sub-optimal results from treatment. One hundred forty-nine patients who claimed to have received sub-optimal results were retreated for the purpose of determining the reasons for sub-optimal results. Only those patients who completed the survey, provided adequate medical records, including before and after photographs, and who were deemed both to have received a sub-optimal result from a first treatment administered according to the Isolagen protocol, and who were considered to be appropriate patients for treatment with the Isolagen Process, received re-treatment. No one completing the survey was offered re-treatment unless they agreed to these conditions. Following re-treatment, a number of patients reported better results than first obtained through the initial treatment by their initial treating physician.

During the first quarter of 2006, the Company received a number of complaints from certain patients who had learned of the limited re-treatment program and also learned that a number of physicians with dissatisfied patients were generating public ill-will as a result of the Company’s decision to limit the number of patients offered re-treatment and were encouraging their dissatisfied patients to seek recourse against the Company. In response, in March 2006 the Company decided that it was in its best interest to address these complaints to foster goodwill in the marketplace and avoid the cost of any potential patient claims. Accordingly, the Company agreed to resolve any properly documented and substantiated patient complaints by offering to retreat the patient pursuant to the same criteria stated above or pay £1,000 (approximately US$1,750) to the patients identified to the Company as having received a sub-optimal result. In order to qualify for re-treatment and in addition to the criteria set forth above, the patient will be treated by a physician identified by the Company who will treat these patients pursuant to a protocol. In addition, these patients must agree to follow-up visits and assessments of their response to treatment. No patient unlikely to benefit from Isolagen Therapy will be retreated.

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

During the three months ended June 30, 2006, an additional 31 patients were entered into the settlement program, resulting in an additional charge to selling, general and administrative expense of $0.1 million. Also during the three months ended June 30, 2006, the £1,000 payments to patients, discussed above, reduced the liability by $0.2 million. During the three months ended September 30, 2006, payments and retreatments further reduced the accrual by $0.2 million. As of September 30, 2006, the liability included in accrued expenses in the consolidated balance sheet was $0.4 million. The estimates of the factors which will affect the actual cost of this program may change in future periods and the effects of any changes in these estimates will be accounted for in the period in which the estimate changes. Notwithstanding the proposed decision to close the UK operations, we intend to accommodate all retreatment commitments.

INTEREST INCOME.  Interest income decreased $0.3 million to $1.8 million for the nine months ended September 30, 2006 as compared to $2.1 million for the nine months ended September 30, 2005. The decrease in interest income resulted principally from a decrease in the amount of cash, restricted cash and short-term investment balances, as a result of our normal operating activities related to our efforts to gain FDA approval for the Isolagen Process for specific dermal applications in the United States, offset by increasing interest rates over the prior year.

INTEREST EXPENSE.  Interest expense remained constant at $2.9 million for nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Our interest expense is related to the issuance of, on November 1, 2004, $90 million in principal amount of 3.5% convertible subordinated debt, as well as the related amortization of deferred debt issuance costs of $0.6 million for the nine months ended September 30, 2006.

NET LOSS.  Net loss for the nine months ended September 30, 2006 was $24.7 million as compared to a net loss of $25.7 million for the nine months ended September 30, 2005. This decrease in net loss primarily represents the effects of the decreases in our research and development expenses and selling, general and administrative expenses, as discussed above, offset by the UK Settlement charge of $0.8 million during 2006 and our increase in gross margin loss of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2006 amounted to $20.7 million, as compared to the $22.8 million of cash used in operating activities during the nine months ended September 30, 2005. The decrease in the cash used in operations of $2.1 million is due to our reduction in net loss (as adjusted for non-cash expenditures) of $2.4 million, offset by the changes in our net operating assets, which negatively impacted cash flows by $0.3 million. During the nine months ended September 30, 2006, the changes in our net operating assets resulted in a cash inflow of $0.1 million, primarily due to reductions in our accounts payable and deferred revenue. During the nine months ended September 30, 2005, our changes in net operating assets resulted in a cash inflow of $0.4 million. For the nine months ended September 30, 2006, we financed our operating cash flow needs from our cash on hand at the beginning of the period. Those cash balances were the result of debt and equity offerings we completed in 2004 and 2003.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2006 amounted to $20.0 million as compared to cash provided by investing activities of $11.1 million during the nine months ended September 30, 2005; a positive change of $8.9 million. This increase in cash provided by investing activities is due to the decrease in cash expended on capital expenditures of $14.7 million during the nine months ended September 30, 2006; or $1.0 million of capital expenditures for the nine months ended September 30, 2006 as compared to $15.7 million for the nine months ended September 30, 2005. The large majority of the $15.7 million in capital expenditures during the nine months ended September 30, 2005 related to our April 2005 acquisition of the Switzerland campus for $10.0 million and purchases related to our 2005 Exton, Pennsylvania facility, including production equipment. Offsetting the favorable cash impact from less capital expenditures, there was a decrease in net cash flows from the sale of available-for-sale investments, net of reinvestments, of $3.8 million for the nine months ended September 30, 2006. Further, we paid $2.0 million, net of cash acquired, for the acquisition of 57% of the common stock of Agera during the three months ended September 30, 2006.

Financing Activities

Cash from financing activities was less than $0.2 million during both the nine months ended September 30, 2006 and 2005. These cash inflows were the result of stock option exercises.

Working Capital

As of September 30, 2006, we had cash, cash equivalents, restricted cash and available-for-sale investments of $42.7 million and working capital of $38.0 million (including our cash, cash equivalents and restricted cash). We believe our existing capital resources are adequate to finance our operations through at least September 30, 2007; however, our long-term viability is dependent upon successful operation of our business, our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and equity to meet our business objectives.

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

Factors Affecting Our Capital Resources

The Company believes that the amount of the charges associated with the decision to close the UK operation, such as the related asset impairments, statutory severance, lease exit negotiations and professional fees, among other items, cannot be precisely estimated at this time, however, such charges are expected to be no more than approximately $4 million (both before and after tax), excluding potential claims or contingencies unknown at this time. The charges will likely be reflected over more than one quarter, beginning in the fourth quarter of 2006, with the majority of all costs to be incurred by the fourth quarter of 2007. However, no assurances can be given with respect to the total cost of closing the UK operation or the timing of such costs.

In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. We spent approximately $1.8 million to date on the first phase of a renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. As of March 31, 2006, management assessed whether the book value of the corporate campus was impaired and made a determination to write down the corporate campus by $0.7 million, which is reflected in selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2006. We commenced selling efforts during the second quarter of 2006. The net book value of the corporate campus at September 30, 2006 was $10.5 million, reflecting management’s estimate of the realizable value of the corporate campus.

Inflation did not have a significant impact on the Company’s results during the three and nine months ended September 30, 2006.

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

As a result of increasing foreign currency exchange rates since December 31, 2005, specifically as it relates to the British pound and the Swiss franc, our accumulated other comprehensive loss of $0.8 million at December 31, 2005 has decreased to an accumulated other comprehensive loss of $0.4 million at September 30, 2006; or a change of $0.4 million. However, our accumulated other comprehensive loss is considered unrealized and is reflected in the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

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

In August and September, 2005, various lawsuits were filed alleging securities fraud and asserting claims on behalf of a putative class of purchasers of publicly traded Isolagen securities between March 3, 2004 and August 1, 2005. These lawsuits were Elliot Liff v. Isolagen, Inc. et al., C.A. No. H-05-2887, filed in the United States District Court for the Southern District of Texas; Michael Cummiskey v. Isolagen, Inc. et al., C.A. No. 05-cv-03105, filed in the United States District Court for the Southern District of Texas; Ronald A. Gargiulo v. Isolagen, Inc. et al., C.A. No. 05-cv-4983, filed in the United States District Court for the Eastern District of Pennsylvania, and Gregory J. Newman v. Frank M. DeLape, et al., C.A. No. 05-cv-5090, filed in the United States District Court for the Eastern District of Pennsylvania.

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

On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005. The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors. The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities. The complaint also purports to assert claims against CIBC World Markets Corp., Legg Mason Wood Walker, Inc., Canaccord Adams, Inc. and UBS Securities LLC as underwriters in connection with an April 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes. On November 1, 2006, the defendants moved to dismiss the complaint. The Company intends to defend these lawsuits vigorously. However, the Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received.

Derivative Actions

The Company is the nominal defendant in derivative actions (the “Derivative Actions”) pending in State District Court in Harris County, Texas, the United States District Court for the Eastern District of Pennsylvania, and the Court of Common Pleas of Chester County, Pennsylvania.

On September 28, 2005, Carmine Vitale filed an action styled, Case No. 2005-61840, Carmine Vitale v. Frank DeLape, et al. in the 55th Judicial District Court of Harris County, Texas and in February 2006 Mr. Vitale filed an amended petition. In this action, the plaintiff purports to bring a shareholder derivative action on behalf of the Company against certain of the Company’s current and former officers and directors. The Plaintiff alleges that the individual defendants breached their fiduciary duties to the Company and engaged in other wrongful conduct. Certain individual defendants are accused of improper trading in Isolagen stock. The plaintiff did not make a demand on the Board of Isolagen prior to bringing the action and plaintiff alleges that a demand was excused under the law as futile.

On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale petition. The plaintiff filed an amended petition on February 15, 2006, to which the defendants renewed their special exceptions. On September 6, 2006, the Court granted the special exceptions and permitted the plaintiff thirty days to attempt to replead. Thereafter the plaintiff moved the Court for an order compelling discovery, which the Court denied on October 2, 2006. On October 18, 2006, the Court entered an order explaining its grounds for granting the special exceptions.  On November 3, 2006, the plaintiff filed a second amended petition.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. Briefing on that motion is complete. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion.

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

On January 20, 2006, the Company filed its preliminary objections to the complaint. On August 31, 2006, the Court of Common Pleas entered an opinion and order sustaining the preliminary objections and dismissing the complaint with prejudice. On September 19, 2006, Fordyce filed a motion for reconsideration. On September 28, 2006, Fordyce filed a notice of appeal, and on September 29, 2006, the Court of Common Pleas denied the motion for reconsideration.

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

Subsequent Event — Proposed Closing of the UK Operation

As discussed under “Material Subsequent Event — Proposed Closing of the UK Operation,” in November 2006 our Board of Directors approved closing our UK operation. It is possible that the actual amount of costs associated with closing the UK operation, and/or the timing of such costs, could be significantly different than management currently estimates, including the estimate of total closing costs not to exceed $4 million, which excludes the non-cash charge of approximately $1.7 million for related property and equipment and excluding potential claims or contingencies unknown at this time.

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

ISOLAGEN, INC.

Date: November 8, 2006	By: /s/ Declan Daly
Declan Daly, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)