Form 10-K
period 2006-12-31
ISOLAGEN INC
filed 2007-03-19
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer based upon the price at which such common stock was sold on the American Stock Exchange as of such date was $119,601,323.

As of March 9, 2007, issuer had 34,377,731 shares issued and 30,377,731 shares outstanding of common stock, par value $0.001.

Part 1

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Isolagen, Inc. and its subsidiaries (“Isolagen” or “Company”) that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements including those set forth in Item 1A of this report. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

We file reports with the Securities and Exchange Commission (“SEC” or “Commission”). We make available on our website (www.Isolagen.com) free of charge our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Information appearing at our website is not a part of this Annual Report on Form 10-K. You can also read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including Isolagen.

Our corporate headquarters is located at 405 Eagleview Boulevard, Exton, Pennsylvania 19341. Our phone number is (484) 713-6000. Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2006” mean the year ended December 31, 2006, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

We own or have rights to various copyrights, trademarks and trade names used in our business including but not limited to the following: Isolagen, Isolagen Therapy, Isolagen Process, Agera and Agera Rx. This report also includes other trademarks, service marks and trade names of other companies. Other trademarks and trade names appearing in this report are the property of the holder of such trademarks and trade names.

Item 1.                        Business

Overview

Isolagen is a biotechnology company focused on developing emergent, novel skin and tissue rejuvenation products for application in certain aesthetic and therapeutic markets. Our clinical development product candidates are designed to improve the appearance of skin damaged by the normal effects of aging, sun damage, acne and burns with a patient’s own (autologous) fibroblast cells produced in our proprietary Isolagen Process. We also develop and market an advanced skin care line with broad application in core target markets through our Agera Laboratories, Inc. (“Agera”) subsidiary, in which we acquired a 57% interest in August, 2006. Our top priority is to complete our clinical trials and gain approval for our Isolagen Therapy product candidates. We have recently implemented an eight-point business strategy created by our new management team. The objectives of this business strategy are to achieve regulatory milestones, position the company and products properly, create a commercial operations infrastructure, and exploit complementary business opportunities by:

•       Targeting areas of skin and tissue rejuvenation with compelling market potential

•       Advancing existing clinical development programs and identifying other strategic indications

•       Developing manufacturing efficiencies and effective process improvements

•       Pursuing opportunities to in-license or purchase complementary products and/or technologies

•       Acquiring small businesses or creating co-marketing arrangements aligned with our overall business strategy.

•       Optimizing the value of our intellectual property and business relationships through partnerships to exploit synergies.

•       Focusing our management resources on building our business from the United States outward, intending ultimately to move into or operate in foreign markets where business opportunities exist

•       Adding proven and experienced biotechnology and health care professionals to our management team.

Isolagen’s Technology Platform

We use our proprietary Isolagen Process to produce an autologous living cell therapy (we refer to this generally as the Isolagen Therapy) to address the normal effects of aging or injury to skin. Each of our product candidates is designed to use Isolagen Therapy to treat an indicated condition. We use our Isolagen Process to harvest cultured autologous fibroblasts from a small skin punch biopsy from behind the ear with the use of a local anesthetic. We chose this location both because of limited exposure to the sun and to avoid creating a visible scar. In the case of our dental product candidate, the biopsy is taken from the patient’s palette. The biopsy is then packed in a vial in a special shipping container and shipped to our laboratory where the fibroblast cells are released from the biopsy and initiated into our cell culture process where the cells proliferate until they reach the required cell count. The fibroblasts are then harvested and tested by quality control and assurance before being released for injection. The number of cells and the frequency of injections may vary and will depend on the indication or application being studied.

While we make no claims regarding safety or efficacy for any of our Isolagen Therapy product candidates, we believe our product candidates will offer many benefits to patients seeking to improve their appearance. If and when approved, our product candidates will offer patients their own living fibroblast cells in a personalized therapy designed to improve the appearance of damaged skin. Our product candidates are designed to be a minimally invasive alternative to surgical intervention and a viable natural alternative to other chemical, synthetic or toxic treatments. We also believe that because our product candidates are autologous, the risk of an immunological or allergic response is low. With regard to the therapeutic markets, we believe that our product candidates may address an unmet medical need for the treatment of each of restrictive burn scars, acne scars and dental papillary insufficiency or gum recession and help patients avoid surgical intervention. Our product candidates are still in clinical development and, as such, benefits we expect to see associated with our product candidates may not be validated in our clinical trials. In addition, disadvantages of our product candidates may become known in the future.

Clinical Development Programs

Isolagen’s product development programs are focused on the aesthetic and therapeutic markets. These programs are supported by a number of clinical trial programs at various stages of development.

Our aesthetics development programs include product candidates to (1) treat targeted areas or wrinkles and (2) to provide full-face rejuvenation that includes the improvement of fine lines, wrinkles, skin texture and appearance.

Our therapeutic development programs are designed to treat (1) restrictive burn scars, (2) acne scars and (3) dental papillary recession.

All of our product candidates are non-surgical and minimally invasive.

Aesthetic Development Programs

Phase III Study—Wrinkles/Nasolabial Folds:   In October 2006, we reached an agreement with the U.S. Food and Drug Administration, or FDA on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds. The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is acceptable to the FDA to form the basis of an efficacy claim for a marketing application. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. We completed enrollment of the study and commenced injection of subjects in early 2007. We have encountered certain deviations in our protocol related to manufacturing and scheduling in connection with our Phase III pivotal study.  We are in the process of assessing the significance of these issues, and we intend to confer with the FDA regarding these issues as the trial proceeds.

In March 2004, we announced positive results of a first Phase III exploratory clinical trial for our lead product candidate, and in July 2004 we commenced a 200 patient Phase III study of Isolagen Therapy for facial wrinkles consisting of two identical, simultaneous trials. The study was concluded during the second half of 2005. In August 2005 we announced that results of this study failed to meet co-primary endpoints. Based on the results of this study, we commenced preparations for our second Phase III pivotal study discussed in the preceding paragraph.

Phase II Open Label Trial—Full Face Rejuvenation:   In February 2007, we completed investigator training for an open label (unblinded) trial designed to evaluate the use of Isolagen Therapy to treat fine lines and wrinkles for the full face. At least four investigators across the United States will participate in this trial. Enrollment is scheduled to begin during the first half of 2007 and subject patients will be followed for six months.

Therapeutic Development Programs

Phase II Trial—Restrictive Burn Scars:   In January 2007, we met with the FDA to discuss our clinical program for the use of Isolagen Therapy for burn patients. Based on our discussions with the FDA, we are preparing to initiate a Phase II trial to evaluate the use of Isolagen Therapy to improve function and flexibility in existing restrictive burn scars. We filed an Investigational New Drug application (or “IND”) for Isolagen Therapy to treat restrictive burn scars in 15-20 patients in February 2007.

Exploratory Phase II Trial—Hypertrophic and Restrictive Burn Scars Prevention:   We are preparing for a Phase II trial to evaluate the use of Isolagen Therapy for use in burn patients prior to and during early stage scar formation in burn patients to prevent the formation of hypertrophic and restrictive burn scars. This application of the Isolagen Therapy would occur in the more acute phase of scar formation in burn patients with the intent, as stated above, to prevent the formation of the hypertrophic and restrictive burn scar. The timing of the Isolagen Therapy is anticipated to be provided approximately six weeks after the acute burn. The company has only had very preliminary discussions with the FDA regarding this potential application.

Preparing for Phase II/III Trial—Acne Scars:   We are preparing for a Phase II/III trial to evaluate the use of our Isolagen Therapy to correct or improve the appearance of acne scars. We submitted a protocol to the FDA in December 2006. A pre-IND meeting with the FDA was held on March 2, 2007 to discuss our trial design to study the Isolagen Therapy for the treatment of acne scarring. Based on our discussion with the FDA, we intend to file an IND for a Phase III clinical trial. We believe we can provide an acceptable rationale for the proposed dose described in the protocol submitted in December 2006. However, we may be required to include certain comparability data relating to dose. We believe we can collect these data as part of our Phase III trial.

Phase II Trial—Dental Study:   In late 2003, we completed a Phase I clinical trial for the treatment of conditions relating to periodontal disease, specifically to treat Dental Papillary Insufficiency. In the second quarter of 2005, we concluded the Phase II dental clinical trial with the use of Isolagen Therapy and subsequently announced that investigator and subject visual analog scale assessments demonstrated that the Isolagen Therapy was statistically superior to placebo at four months after treatment. Although results of the investigator and subject assessment demonstrated that the Isolagen Therapy was statistically superior to placebo, an analysis of objective linear measurements did not yield statistically significant results despite a positive change observed as a result of treatment with the Isolagen Therapy. Clinical advisors believe that the measurement techniques were not precise enough to accurately record the positive change.

In 2006, we commenced a Phase II Open-Label dental trial for the treatment of Dental Papillary Insufficiency. This single site study includes less than 15 subjects and the trial is expected to conclude during the first half of 2008. We are evaluating the necessary regulatory path to support licensure for this product candidate.

Phase II Trial—Vocal Cord:   We completed the injection phase of our Phase I Feasibility Study for the treatment of vocal fold scarring in the first quarter of 2007, and patient follow-up is ongoing . This study is being conducted at one site with a total of five subjects. The primary endpoint for the study is a change from the patients’ baseline assessment of mucosal wave grade at four months following the injection phase.

Agera Skincare Systems

We market and sell an advanced skin care line through our majority-owned subsidiary, Agera Laboratories, Inc. (“Agera”), which we acquired in August 2006. Agera offers a complete line of skincare systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology. These technologically advanced skincare products can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems. Agera markets its product in both the United States and Europe (primarily the United Kingdom).

Our Target Market Opportunities

Our ability to take advantage of market opportunity depends on obtaining FDA approval and appropriate labeling for our product candidates for the relative markets.

Aesthetic Market Opportunity

Aesthetic procedures have traditionally been performed by dermatologists, plastic surgeons and other cosmetic surgeons. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, the total market for non-surgical cosmetic procedures was approximately $4.5 billion in 2006. We believe the aesthetic procedure market is driven by:

•       aging of the “baby boomer” population, currently ages 43 to 61;

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

Our facial aesthetic product candidate is directed primarily at the aesthetic market. According to the ASAPS, 11.5 million surgical and non-surgical cosmetic procedures were performed in 2006, as compared to 11.4 million in 2005. Also according to the ASAPS, nearly 9.6 million non-surgical procedures were performed in 2006, as compared to 9.3 million non-surgical procedures in 2005. We believe that the concept of non-surgical cosmetic procedures involving injectable materials has become more mainstream and accepted. According to the ASAPS, the following table shows the top five non-surgical cosmetic procedures performed in 2006:

Procedure	Number
Botox injection	3,181,592
Hyaluronic acids	1,593,554
Laser hair removal	1,475,296
Microdermabrasion	993,071
Laser skin resurfacing	576,509

Procedures among the 35 to 50 year old age group made up 47% of all cosmetic procedures in 2006. The 51 to 64 year old age group made up 25% of all cosmetic procedures in 2006, while the 19 to 34 year old age group made up 22% of cosmetic procedures. Botox injection was the most popular treatment among the 35 to 50 and 51 to 64 year old age groups.

Therapeutic Market Opportunities

In addition to the aesthetic market, we believe there are opportunities for our Isolagen Therapy to treat certain medical conditions such as acne and burn scarring and tissue loss due to papillary recession. Presently, we are studying therapeutic applications of our technology for acne scars, restrictive burn scars and periodontal disease. We are not aware of other autologous cell-based treatments for any of these therapeutic applications.

Acne Scars.   Acne is the most common skin disorder in the United States. The term acne includes conditions ranging from clogged pores to outbreaks of severe lesions. According to the American Academy of Dermatology and the National Institute of Health, nearly 80 percent of people aged 11 to 30 have acne outbreaks at some point, and approximately 95% of these patients will have some degree of scarring depending on the severity and duration of the condition. Over time, as facial tone declines and facial fat stores are depleted, the scars typically become more noticeable. Current treatments for acne scarring are dermabrasion, laser resurfacing, surgical excision, and certain temporary fillers. We believe this market represents a significant opportunity for our acne scar product candidate.

Burns and Burn Scars.   According to a Kalorama Information study on burns (Wound Care Volume II: Burns, Kalorama Information, August 2005), an estimated 2.5 million Americans seek medical care each year for burns and approximately 100,000 are hospitalized. Approximately 50% of patients with deep second degree, third and fourth degree burns develop restrictive scarring which are often painful, and reduce flexibility and functionality of the area affected. Currently, patients with restrictive burns must undergo additional skin grafting or surgery to relieve their condition. We believe this market represents a significant market opportunity for our non-surgical treatment of existing restrictive burn scars. In addition, we believe additional market opportunity exists for the use of our product candidate prior to the formation of a restrictive scar to promote healing in the acute phase of burn wound healing.

In the dental field, a majority of the population will experience periodontal disease at some point in their lives; therefore a market opportunity exists for an effective therapy for treating papillary recession. Therapeutic options that decrease the depth of the periodontal pockets make the patient’s daily home care more effective and reduce the chance of further gum and bone loss.

Papillary recession, also known as “black triangles,” can be associated with the progression of periodontal disease, and involves the recession of the triangular section of gum tissue between two teeth. While the number of Americans with some form of gum disease is significant (up to 30% of Americans—American Academy of Periodontology—perio.org) Isolagen is focused on a targeted subset of this patient population with papillary recession (black triangles). Currently, the loss of tissue associated with severe periodontal disease can only be treated through surgical procedures. These surgical procedures are expensive and painful, can potentially result in complications and have variable outcomes.

Agera Skincare Market Opportunities

Based on the Kline & Company, Inc. study, “The U.S. Professional Skin Care Market 2003,” the 2008 U.S. professional skin care market is estimated at $742 million. This estimate is based upon the following sub-markets: Salons and spas (59%), Retail stores (22%) and Medical care (19%). The doctor dispensing market is primarily focused in the Dermatology and Plastic Surgeon segments but we believe is gaining interest with a broader audience of physician specialties, including the medical spa environment.

Sales and Marketing

While our Isolagen Therapy product candidates are still in the pre-approval phase in the United States, no marketing or sales can occur within the United States. We are currently evaluating, during this pre-approval phase, the advantages and disadvantages to company-direct selling and marketing efforts as opposed to, or in conjunction with, collaborative partnerships and licensing opportunities. Our Agera skincare products are primarily sold directly to our established distributors and salons, with historically very little focus on any marketing efforts. We currently have no employee or commission-based sales representatives, although during 2007, we expect to hire sales representatives to focus on the US market. We believe that our Agera products have the strong potential to complement our Isolagen Therapy product candidates in the future.

Intellectual Property

We believe that patents, trademarks, copyrights, proprietary formulations (related to our Agera skincare products) and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including obtaining patents, maintaining trade secrets and proprietary know-how, and technological innovation to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, actively seeking patent protection in the United States and foreign countries.

As of December 31, 2006, we had 7 issued U.S. patents, 9 pending U.S. patent applications, 26 foreign patents and 28 pending foreign patent applications. Our issued patents and patent applications primarily cover the method of using autologous cell fibroblasts for the repair of skin and soft tissue defects and the use of autologous fibroblast cells for tissue regeneration. We are in the process of pursuing several other patent applications.

In January 2003, we acquired two pending U.S. patent applications. As consideration, we issued 100,000 shares of our common stock and agreed to pay a royalty on revenue from commercial applications and licensing, up to a maximum of $2.0 million.

In August 2006, we acquired 57% of the common stock of Agera Laboratories. Agera has a number of trade names, trademarks, exclusive proprietary rights to product formulations and specified peptides that are used in the Agera skincare products.

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

If certain of our product candidates are approved, we will compete with a variety of companies in the dermatology and plastic surgery markets, many of which offer substantially different treatments for similar problems. These include silicone injections, laser procedures, facial surgical procedures, such as facelifts and eyelid surgeries, fat injections, dermabrasion, collagen and hyaluronic acid injections and Botulinum toxin injections, and other dermal fillers. Indirect competition comes from facial care treatment products. Items catering to the growing demand for therapeutic skin care products include facial scrubs, anti-aging treatments, tonics, astringents and skin-restoration formulas.

Many of our competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Our facial aesthetics product may compete for a share of the existing market with numerous products and/or technologies that have become relatively accepted  treatments recommended or prescribed by dermatologists and administered by plastic surgeons and aesthetic dermatologists.

There are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer certain  facial aesthetic benefits. Depending on the clinical outcomes of the Isolagen Therapy trials in aesthetics,  the success or failure of gaining approval  and the label granted by the FDA if and when the therapy is approved, the competition for the Isolagen Therapy may prove to be direct competition to certain dermal fillers, laser technologies or new technologies. However, if we gain approval, we believe our Isolagen Therapy would be a “first to market” autologous cellular technology that could complement other modalities of treatment and represent a significant additional market opportunity.

The field for therapeutic treatments or tissue regeneration for use in wound healing is rapidly evolving. A number of companies are either developing or selling therapies involving stem cells,  human-based, animal-based or  synthetic tissue products. If approved as a therapy for acne scars, restrictive burn scars or  periodontal disease, our product candidates would compete with synthetic, human or animal derived cell or tissue products marketed by companies like Genzyme, Integra Life Sciences, Johnson & Johnson, C.R. Bard, LifeCell, Organogenesis, and others.

The market for skincare products is quite competitive with low barriers to entry. We believe Agera’s dominant competitors in this market include companies like Obagi Medical Products, Inc., Skin Medica, Murad, Inc., Dermalogica, Pevonia Botanica and others.

Government Regulation

Our Isolagen Therapy technologies are subject to extensive government regulation, principally by the FDA and state and local authorities in the United States and by comparable agencies in foreign countries. Governmental authorities in the United States extensively regulate the pre-clinical and clinical testing, safety, efficacy, research, development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, among other things, of pharmaceutical products under various federal laws including the Federal Food, Drug and Cosmetic Act, or FFDCA, and under comparable laws by the states and in most foreign countries.

Domestic Regulation

In the United States, the FDA, under the FFDCA, the Public Health Service Act and other federal statutes and regulations, subjects pharmaceutical and biologic products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products or product candidates, and we may be criminally prosecuted. The FDA also has the authority to discontinue or suspend manufacture or distribution, require a product withdrawal or recall or revoke previously granted marketing authorizations if we fail to comply with regulatory standards or if we encounter problems following initial marketing.

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

Pre-clinical tests include laboratory evaluation of product chemistry formulation and stability, as well as animal and other studies to evaluate toxicity. In view of the autologous nature of our product candidates and our prior clinical experience with our product candidates, we concluded that it was reasonably safe to initiate clinical trials without pre-clinical studies and that the clinical trials would be adequate to further assess both the safety and efficacy of our product candidates. The results of pre-clinical testing, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. The FDA requires a 30-day waiting period after the filing of each IND application before clinical trials may begin, in order to ensure that human research subjects will not be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials, or may authorize trials only on specified terms. The IND application process may become extremely costly and substantially delay development of our products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in clinical trials.

The sponsor typically conducts human clinical trials in three sequential phases, which may overlap. These phases generally include the following:

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

Before proceeding with a study, sponsors may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as a Special Protocol Assessment, or SPA. Among other things, SPAs can cover clinical studies for pivotal trials whose data will form the primary basis to establish a product’s efficacy. Where the FDA agrees to an SPA, the agreement may not be changed by either the sponsor or the FDA except if the sponsor and the FDA agree to a change, or a senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began. SPAs thus help establish up-front agreement with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding if new circumstances arise. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

Clinical trials must meet requirements for Institutional Review Board, or IRB, oversight, patient informed consent and the FDA’s Good Clinical Practices. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at the clinical trial sites. The FDA or the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects.

The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product, and proposed labeling, in the form of an NDA, or, in the case of a biologic, a BLA. The applicant must also submit with the NDA or BLA a substantial user fee payment, unless a waiver or reduction applies. For fiscal year 2007 this fee is $896,200. The FDA has advised us it is regulating our Isolagen Therapy as a biologic. Therefore, we expect to submit BLAs to obtain approval of our product candidates. Each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will “file” the NDA or BLA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. Once the submission has been accepted for filing, the FDA will review the application and respond to the applicant in accordance with performance goals the FDA has established for the review of NDAs and BLAs - six months for priority applications and 10 months for regular applications. The review process is often significantly extended by FDA requests for additional information or clarification, or changes to the application submitted by the applicant in the form of amendments. The FDA may refer the BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

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

Ongoing FDA Requirements

Before approving an NDA or BLA, the FDA often will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s current Good Manufacturing Practices, or cGMP, requirements which govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the cGMP requirements. Manufacturers must continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, voluntary recall of product, withdrawal of marketing approval or civil or criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and FTC requirements which include, among others, standards and regulations for direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the internet. In general, all product promotion must be consistent with the FDA approval for such product, contain a balanced presentation of information on the products uses and benefits and important safety information and limitations on use, and otherwise not be false or misleading. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.

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

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

International Regulation

The regulation of our product candidates outside of the United States varies by country. Certain countries regulate human tissue products as a pharmaceutical product, which would require us to make extensive filings and obtain regulatory approvals before selling our product candidates. Certain other countries classify our product candidates as human tissue for transplantation but may restrict its import or sale. Other countries have no application regulations regarding the import or sale of products similar to our product candidates, creating uncertainty as to what standards we may be required to meet.

Manufacturing

We currently have one operational manufacturing facility located in Exton, Pennsylvania. As part of our continuing efforts to evaluate the best uses of our resources, in the fourth quarter of 2006, the Board of Directors approved the proposed closing of our UK operation. We expect to close our London manufacturing facility on or near March 31, 2007, but no later than the first half of 2007. We previously used our London facility for the commercialization of our process (for which we earned revenue from the sale of Isolagen Therapy in the United Kingdom and other non-US markets) and as a means to improve our manufacturing process. We believe the decision to close our UK operation is consistent with our business strategy of focusing management resources on building our business from the United States outward, as discussed previously under “Overview.”

The costs incurred in operating our Exton facility (except for costs related to general corporate administration) are currently classified as research and development expenses. We classified as cost of sales those London facility costs (except for costs related to marketing, sales and general corporate administration) incurred in operating our London facility.

All component parts used in our Exton, Pennsylvania manufacturing process are readily available with short lead times, and all machinery is maintained and calibrated. We have made improvements in our manufacturing processes, including performing all cellular manufacturing processes within a class 10,000 clean room.

Our Agera products are manufactured by a third-party contract manufacturer under a contract manufacturing agreement. The agreement is effective through July 2014.

Research and Development

In addition to our clinical development activities, our research and development activities include improving our manufacturing processes, reducing manufacturing costs and determining applications in other aesthetic and therapeutic areas. Fibroblasts are a general support cell for the tissue and, in addition to their direct production of collagen and elastin, produce endocrine factors, which we believe may assist in the growth or repair of surrounding tissues, such as the epidermis. We believe this effect is responsible for some of the positive results that physicians have observed when treating patients with severe scarring. We continue to explore additional opportunities for our Isolagen Therapy for other applications, such as acne scarring, acute burns and burn scarring. We expense research and development costs as they are incurred. For the years ended December 31, 2006, 2005 and 2004, we incurred research and development expenses of $9.2 million, $11.4 million and $5.1 million, respectively.

Employees

As of March 1, 2007, we employed 55 people on a full-time basis, including 43 in the United States, 11 in London, England and 1 in Neuchâtel, Switzerland. We anticipate hiring additional employees in the areas of executive management, sales and marketing, quality assurance, manufacturing and research and development as the need arises. In addition, in connection with the shut-down of our UK operation, we expect that substantially all of our London, England employees will be terminated by March 31, 2007. We also employ 2 part-time Agera employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. We may also employ consultants and temporary labor on an as needed basis to supplement existing staff.

Segment Information

Financial information concerning the Company’s business segments and geographic areas of operation is included in Note 14 in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Clinical trials may fail to demonstrate the safety or efficacy of our product candidates, which could prevent or significantly delay regulatory approval and/or prevent us from raising additional financing.

Prior to receiving approval to commercialize any of our product candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that our product candidates are both safe and effective. We will need to demonstrate our product candidates’ efficacy and monitor their safety throughout the process. We are conducting a pivotal Phase III clinical trial related to our lead facial aesthetic product candidate. The success of prior pre-clinical or clinical trials does not ensure the success of these trials, which are being conducted in populations with different racial and ethnic demographics than our previous trials. If our current trials or any future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

All of our product candidates are subject to the risks of failure inherent in the development of biotherapeutic products. The results of early-stage clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate desired safety and efficacy traits despite having successfully progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our product candidates is promising, this data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could reach different conclusions in assessing such data than we do, which could delay, limit or prevent regulatory approval. In addition, the FDA, other regulatory authorities, our Institutional Review Boards or we, may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any products resulting from our product candidates, may severely harm our business, and prevent us from raising necessary, additional financing.

Any delays in completion of our clinical trials could adversely affect our business.

Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any product candidates, has the potential to harm our business, and may prevent us from raising necessary, additional financing.

Our capital resources are not sufficient to fund us through commercialization.

We expect to file a Biologics License Application for our lead dermal product candidate in 2008 if we do not suffer any significant delays in completing our lead dermal product clinical trial and if the trial demonstrates safety and efficacy. We believe our existing capital resources are adequate to finance our operations through at least January 1, 2008. We will need to engage in a capital-raising transaction prior to the spring of 2008 or we will need to significantly modify our business plan in order to sustain our operations. We can not assure you that we will be able to obtain regulatory approvals of our product candidates, successfully develop the markets for our product candidates or develop profitable scalable manufacturing processes or obtain the capital we require on terms that we would find acceptable, or at all.

We may be unable to successfully commercialize any of our product candidates currently under development.

Before we can commercialize any of our product candidates in the United States, we will need to:

•       conduct substantial additional research and development;

•       successfully complete lengthy and expensive pre-clinical and clinical testing, including the pivotal Phase III clinical trial for our lead facial aesthetic product candidate;

•       successfully improve our manufacturing process; and

•       obtain FDA approvals.

Even if our product development efforts are successful, we cannot assure you that we will be able to commercialize any of our product candidates currently under development. In that event, we will be unable to generate significant revenue, and our business will fail.

We have not generated significant revenue from commercial sales of our products to date, and we do not know whether we will ever generate significant revenue.

We are focused on product development and have not generated significant revenue from commercial sales of our products to date. We have incurred operating losses since our inception. Prior to the fourth quarter of 2006 we offered the Isolagen Therapy for sale in the United Kingdom. During the fourth quarter of 2006 we determined to cease offering our Isolagen Therapy in the United Kingdom. Our revenue for the years ended December 31, 2006, 2005 and 2004 was $6.09 million (which includes $0.4 million of Agera revenue), $8.75 million and $4.18 million, respectively. Our net loss for the years ended December 31, 2006, 2005 and 2004 was $35.8 million, $35.8 million and $21.5 million, respectively. As of December 31, 2006, we had an accumulated development stage net loss attributable to common shareholders of $127.1 million.

We do not currently offer any products for sale that are based upon our Isolagen Therapy, and we cannot guarantee that we will ever market any such products. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before the FDA and other regulatory authorities in the United States and abroad will approve the product candidates for commercial marketing. We will need to conduct significant additional research, preclinical testing and clinical testing before we can file applications with the FDA for approval of our product candidates. We must also develop, validate and obtain FDA approval of any improved manufacturing process. In addition, to compete effectively our future products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives.

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

The process of obtaining FDA and other regulatory approvals is time consuming, expensive and difficult. Clinical trials are required and the marketing and manufacturing of our product candidates are subject to rigorous testing procedures. We have finished enrollment related to our pivotal Phase III clinical trial for our lead facial product candidate. Our other product candidates will require additional clinical trials. The commencement and completion of clinical trials for any of our product candidates could be delayed or prevented by a variety of factors, including:

•       delays in obtaining regulatory approvals to commence a study;

•       delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•       delays in the enrollment of subjects;

•       manufacturing difficulties;

•       lack of efficacy during clinical trials; or

•       unforeseen safety issues.

We do not know whether our clinical trials will need to be restructured, will be completed on schedule, if at all, or whether they will provide data necessary to support necessary regulatory approval. Significant delays in clinical trials will impede our ability to commercialize our product candidates and generate revenue, and could significantly increase our development costs.

Even if marketing approval from the FDA is received for one or more of our product candidates, the FDA may impose post-marketing requirements, such as:

•       labeling and advertising requirements, restrictions or limitations, including the inclusion of warnings, precautions, contra-indications or use limitations that could have a material impact on the future profitability of our product candidates;

•       testing and surveillance to monitor our future products and their continued compliance with regulatory requirements;

•       submitting products for inspection;

•       suspending manufacturing; or

•       withdrawing marketing clearance.

Our ability to effectively commercialize our product candidates depends on our ability to improve our manufacturing process and validate such future improvements.

We must obtain FDA approval of our validated manufacturing process before we can commercially manufacture our product candidates in the United States. In addition, we must pass a pre-approval inspection of our manufacturing facility before we can obtain marketing approval for our product candidates. We intend to seek FDA approval of our manufacturing process as a component of the BLA application and approval process. In order to obtain approval, all of our manufacturing methods, equipment and processes must comply with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. We will also need to perform extensive audits of our suppliers, vendors and contract laboratories. The cGMP requirements govern all areas of recordkeeping, production processes and controls, personnel and quality control. To ensure that we meet these requirements, we will expend significant time, money and effort. Due to the unique nature of our Isolagen Therapy, we cannot predict the likelihood that the FDA will approve our facility as compliant with cGMP requirements even if we believe that we have taken the steps necessary to achieve compliance.

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

If we do obtain FDA approval in the future and if we satisfy the FDA with regard to a validated manufacturing process, we may be unable to commercially manufacture the Isolagen Therapy profitably. The manufacturing cost has been subject to fluctuation, depending in part, on the yields obtained from our manufacturing process. There is no guarantee that manufacturing improvements, in the future, will result in a manufacturing cost low enough to effectively compete in the market. Further, we currently manufacture the Isolagen Therapy on a limited basis (for research and development and for trial purposes only) and commercial levels of manufacturing have not been experienced in the United States. Such commercial manufacturing volumes, in the future, could lead to unexpected inefficiencies and result in unprofitable performance results.

We may not be successful in our efforts to develop commercial-scale manufacturing technology and methods.

In order to successfully commercialize any approved product candidates, we will be required to produce such products on a commercial-scale and in a cost-effective manner. As stated in the preceding risk factor, we intend to seek FDA approval of our manufacturing process as a component of the BLA application and approval process. However, we can provide no assurance that we will be able to cost-effectively and commercially scale our operations using our current manufacturing process. If we are unable to develop suitable techniques to produce and manufacture our product candidates, our business prospects will suffer.

Our product candidates utilize our Isolagen Therapy. If our Isolagen Therapy is found to be unsafe or ineffective, our business would be materially harmed.

Our product candidates utilize our Isolagen Therapy. In addition, we expect to utilize our Isolagen Therapy in the development of any future product candidates. If our Isolagen Therapy is found to be unsafe or ineffective, we will not be successful in obtaining marketing approval for any product candidates then pending, and we may have to modify or cease production of any products that previously may have received regulatory approval.

We are dependent on physicians to follow our established protocols both as to the administration and the handling of our product candidates in connection with our clinical trials, and we will continue to be dependent on physicians to follow such protocols if our product candidates are commercialized. If such protocols are not correctly followed, the efficacy and safety of our product candidates may be adversely affected.

We have established treatment protocols for physicians administering our Isolagen Therapy in our clinical trials, and such treatment protocols will continue to be required if we commercialize our Isolagen Therapy. The treatment protocol requires each physician to verify the patient’s name and date of birth with the patient and the patient records immediately prior to injection. In the event more than one patient’s cells are delivered to a physician or we deliver the wrong patient’s cells to the physician, it is the physician’s obligation to follow the treatment protocol and assure that the patient is treated with the correct cells. On at least one occasion we delivered the wrong patient’s cells to the physician. In such an event, we notify the physician of the wrong delivery.

We currently operate a single manufacturing facility.

We currently plan to operate a single manufacturing facility in the United States. As a result, if we obtain FDA approval of any of our product candidates, all of the commercial manufacturing for the U.S. market will take place at a single U.S. facility. If regulatory, manufacturing or other problems require us to discontinue production at that facility, we will not be able to supply product, which would adversely impact our business.

Our business, which depends on one facility, is vulnerable to natural disasters, telecommunication and information systems failures, terrorism and similar problems, and we are not fully insured for losses caused by all of these incidents.

We currently conduct all our research, development and manufacturing operations in one facility located in Exton, Pennsylvania. Our Exton facility could be damaged by fire, floods, power loss, telecommunication and information systems failures or similar events. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our Exton facility. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that we cannot predict, and could cause our stock price to fluctuate or decline. We are uninsured for these types of losses.

Our outstanding indebtedness and any indebtedness that we may issue in the future may impact our financial condition and results of operations.

In November 2004, we issued $90.0 million of indebtedness, the terms of which are governed by a trust indenture. The indenture does not restrict our incurrence of additional indebtedness, and we may incur additional indebtedness in the future. Our level of indebtedness will have several significant effects on our future operations, including the following:

•       we will be required to use a portion of our cash for the payment of any principal or interest due on our outstanding indebtedness;

•       our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures;

•       the documentation governing any future indebtedness may contain covenants that limit or restrict our strategic, operating or financing activities; and

•       the level of our outstanding debt may affect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

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

We need to raise substantial additional capital to fund our operations in the future, and we do not have any commitments for that capital.

We believe our cash resources will be sufficient to fund our planned operations for at least 12 months from December 31, 2006. We are focused on research and development, are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility. We will need additional capital to execute our business strategy, and if we are unsuccessful in raising such additional capital we may be unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the interests of our stockholders would be subordinated to the interests of our debt holders and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the sale of equity securities, the ownership of our current stockholders would be diluted. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may terminate or delay regulatory approval of one or more of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities. If we terminate or delay regulatory approval, curtail or delay manufacturing improvements or delay the expansion of our sales and marketing capabilities, our business may fail.

As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We have a limited operating history and our primary business activities consist of conducting clinical trials. As such, our historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning the costs of our clinical trials and future revenue we may receive from Agera’s operations. However, the costs of our clinical trials depend on the success of such trials and our ability to effectively and efficiently conduct such trials, and the size of future revenue depends on the choices and demand of individuals. Our limited operating history and clinical trial experience make these costs and revenues difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected increase in costs or shortfall in revenue. Further, our fixed manufacturing costs and business development and marketing expenses will increase significantly as we expand our operations. Accordingly, a significant increase in costs or shortfall in revenue could have an immediate and material adverse effect on our business, results of operations and financial condition.

Our operating results may fluctuate significantly in the future, which may cause our results to fall below the expectations of securities analysts, stockholders and investors.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to:

•       the level of demand for the products that we may develop;

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

•       the state of the debt and/or equity markets at the time of any proposed offering we choose to initiate;

•       our ability to successfully integrate new acquisitions into our operations;

•       government regulation and legal developments regarding our Isolagen Therapy in the United States and in the foreign countries in which we may operate in the future; and

•       general economic conditions.

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

Losses may continue to increase from current levels and we will continue to experience significant negative cash flow as we expand our operations, which may limit or delay our ability to become profitable.

We have expended significant resources on our clinical trials, personnel and research and development, and we expect these costs to continue or rise in the future. In addition, we have incurred marketing and brand development costs for Agera, and will continue to incur such costs in the future. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow as we expand our operations. We have had limited revenue to date and losses from operations, therefore, we expect to continue to incur significant additional costs and expenses related to:

•       FDA clinical trials and regulatory approvals;

•       expansion of laboratory and manufacturing operations;

•       research and development;

•       brand development;

•       personnel costs;

•       development of relationships with strategic business partners, including physicians who might use our future products; and

•       interest expense related to the notes we offered in November 2004.

We will continue to experience operating losses and significant negative cash flow until we begin to generate significant revenue from (a) the sale of our product candidates, which is dependent on the receipt of FDA approval for our product candidates and is dependent on our ability to successfully market and sell such product candidates, and (b) Agera, which is dependent on significant market penetration for its products.

We are party to securities and derivative litigation that distracts our management, is expensive to conduct and seeks a damage award against us.

We and certain of our current and former officers have been named as defendants in a consolidated putative shareholder class action lawsuit in the United States District Court for the Eastern District of Pennsylvania. The complaint purports to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock between March 3, 2004 and August 9, 2005. The complaints allege that we and our officers violated Section 10(b) and Rule 10b-5 of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act by making certain false statements and omissions to the investing public regarding our business operations, management, and intrinsic value of our publicly traded securities. The complaints also allege liability against the individual defendants under Sections 20(a) and 20A of the Exchange Act and Section 15 of the Securities Act. In addition, stockholders have filed derivative actions seeking recovery on behalf of Isolagen against certain of our current and former officers and directors, alleging, among other things, breach of fiduciary duties and other wrongful conduct by those individual defendants. While we have directors and officers liability insurance, it is uncertain whether the insurance will be sufficient to cover all damages, if any, that we may be required to pay. In addition, the securities and derivative lawsuits may distract the attention of our management, and are expensive to conduct. We have and may continue to incur substantial legal and other professional service costs in connection with the stockholder lawsuits. The amount of any future costs in this respect cannot be determined at this time.

Our failure to comply with extensive governmental regulation may significantly affect our operating results.

Even if we obtain regulatory approval for some or all our product candidates, we will continue to be subject to extensive requirements by a number of foreign, national, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, efficacy, labeling, storage, quality control, adverse event reporting, record keeping, approval, advertising and promotion of our future products. We must also submit new or supplemental applications and obtain FDA approval for certain changes to an approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA enforces post-marketing regulatory requirements, including the cGMP requirements, through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations. Failure to comply with applicable regulatory requirements could, among other things, result in:

•       fines;

•       changes to advertising;

•       failure to obtain marketing approvals for our product candidates;

•       revocation or suspension of regulatory approvals of products;

•       product seizures or recalls;

•       court-ordered injunctions;

•       import detentions;

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

In their regulation of advertising and other promotion, the FDA and the FTC issue correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA and FTC may impose a wide array of sanctions on companies for such advertising and promotion practices, which could result in any of the following:

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

Improper promotional activities may also lead to investigations by federal or state prosecutors, and result in criminal and civil penalties. If we become subject to any of the above requirements, it could be damaging to our reputation and restrict our ability to sell or market our future products, and our business condition could be adversely affected. We may also incur significant expenses in defending ourselves.

Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses, but under certain limited circumstances they may disseminate to practitioners articles published in peer-reviewed journals. To the extent allowed by law, we intend to disseminate peer-reviewed articles on our future products to practitioners. If, however, our activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or other regulatory or law enforcement authorities.

Our sales, marketing, and scientific/educational grant programs must also comply with applicable requirements of the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act.

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our future products profitably.

In the United States and a number of foreign jurisdictions, there have been legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products profitably. The FDA’s policies may change and additional government regulations may be enacted, which could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and our business could suffer.

Agera currently conducts business in foreign markets, and our business strategy involves selling our product candidates in foreign markets. These operations are and will be subject to a variety of regulations in those foreign markets that could have a material adverse effect on our business in a particular market or in general.

Agera currently sells its products in foreign markets, principally the United Kingdom. In addition, our business strategy includes the sale of our product candidates in foreign markets. With respect to our product candidates, we will be required to comply with local laws regulating and approving the sale of biologics in each foreign market that we attempt to operate in. As such, we may become subject to a variety of foreign regulations. In addition, to the extent that Agera’s products are regulated in any foreign markets that it operates in, it will be required to comply with such regulations. Our failure to comply, or assertions that we fail to comply, with any foreign regulations could have a material adverse effect on our business in a particular market or in general. Government regulations in international markets could delay or prevent the introduction, or require the reformulation or withdrawal, of some of our future products.

Our foreign operations and any foreign operations we may commence in the future are exposed to risks associated with exchange rate fluctuations, trade restrictions and political, economic and social instability.

Our foreign operations and any foreign operations we commence in the future will subject us to the risks of doing business abroad, including:

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

•       our ability to successfully improve our manufacturing process;

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

If we are unable to effectively promote our brands and establish a leading position in the marketplace, our business may fail.

Our Isolagen Therapy brand names are new and unproven. We believe that the importance of brand recognition will increase over time. In order to gain brand recognition, we may increase our marketing and advertising budgets to create and maintain brand loyalty. We do not know whether these efforts will lead to greater brand recognition. If we are unable to effectively promote our brands, including our newly acquired Agera skincare line, and establish leading positions in the marketplace, our operations will suffer.

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

Our long-term success largely depends on our future ability to market technologically competitive products and to protect those technological creations. In order to do so we must:

•       obtain and protect commercially valuable patents or the rights to patents both domestically and abroad;

•       operate without infringing upon the proprietary rights of others; and

•       prevent others from successfully challenging or infringing our proprietary rights.

As of December 31, 2006, we had 7 issued U.S. patents, 9 pending U.S. patent applications, 26 foreign patents and 28 pending foreign patent applications. If we fail to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The outcome of these proceedings is uncertain and could significantly harm our business. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to:

•       pay monetary damages;

•       expend time and funding to redesign our Isolagen Therapy so that it does not infringe others’ patents while still allowing us to compete in the market with a substantially similar product;

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

Physicians that have used our facial aesthetic product in the past, or that may use any of our future products, and patients who have been treated by our facial aesthetic product in the past, or that may use any of our future products, may bring product liability claims against us. While we have taken, and continue to take, what we believe are appropriate precautions, we may be unable to avoid significant liability exposure. We currently keep in force product liability insurance that we believe would cover these types of claims, although such insurance may not be adequate to fully cover any potential claims or may lapse in accordance with its terms prior to the assertion of claims. We may be unable to obtain product liability insurance in the future, or we may be unable to do so on acceptable terms. Any insurance we obtain or have obtained in the past may not provide adequate coverage against any asserted claims. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We have made and may in the future make acquisitions of complementary companies, products or technologies. Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. We may also have to, or we may choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders. In addition, our results of operations may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired businesses, products, technologies or personnel with existing operations, we may not receive the intended benefits of the acquisitions. As of the date of this report, we are not party to any definitive agreements for the acquisition of any company, product or technology.

Our stock price has been volatile and could experience substantial declines.

The market price of our common stock has experienced, and may continue to experience, significant volatility. During 2006, the per share closing price of our common stock ranged from $1.76 to $4.20 per share. During 2005, the per share closing price of our common stock ranged from $1.05 to $8.05 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include, but are not limited to:

•       the success or failure of our product development efforts, especially those related to obtaining regulatory approvals domestically and internationally;

•       the implementation of improved manufacturing processes;

•       technological innovations developed by us or our competitors;

•       variations in our operating results and the extent to which we achieve our key business targets;

•       differences between our reported results and those expected by investors and securities analysts;

•       market reaction to any acquisitions or joint ventures announced by us or our competitors;

•       market reaction to our capitalization, cash reserves and utilization of cash; and

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

In addition, our Board of Directors is authorized to issue “blank check” preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In May 2006, our Board authorized the issuance of such rights through the adoption of a stockholder rights plan (see “Item 1A. Risk Factors—We have issued certain rights to our shareholders that may have anti-takeover effects.) This type of preferred stock could also be issued to discourage, delay or prevent a change in our control.

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

Our bylaws provide for the indemnification of our officers and directors. We have in the past and may in the future be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business and the development of our product candidates, thereby affecting our ability to attain profitability.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of December 31, 2006, there were 34,362,731 shares of common stock issued and 30,362,731 outstanding. All of our outstanding shares are freely transferable without restriction or further registration under the Securities Act.

There is a limited public trading market for our common stock.

There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.

As a public company, our business is subject to numerous requirements that are currently and continuously evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. This requirement is applicable to our current annual report on Form 10-K and for all future annual reports.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our corporate headquarters and manufacturing operations are located in Exton, Pennsylvania. We currently lease approximately 86,500 square feet. This lease is noncancelable through March 31, 2008.

During 2006, we entered into a lease for approximately 2,200 square feet of office space in Santa Barbara, California to support the Office of the Chief Executive and his staff, Investor Relations and our Business Development management team. This lease is noncancelable through August 31, 2008.

We currently lease approximately 14,800 square feet of office and laboratory space in Houston, Texas. Our lease expires April 30, 2008. During 2006, we relocated our research and development activities to our Exton, Pennsylvania facility and we also subleased approximately 50% of the Houston, Texas facility to a third-party tenant.

During 2006, the Board of Directors approved the proposed closing of our UK operation, including our commercial manufacturing facility and cellular laboratory located in London, England. This London, England facility consists of approximately 11,800 square feet under a lease that expires in March 2010. Management expects this facility to be closed during the first half of 2007 and will attempt to negotiate an exit of the lease with the lessor or will attempt to sublease the facility to a third-party. Effective January 1, 2005, we also leased approximately 3,600 square feet of office space in London for our selling and administrative personnel. This lease expires April 30, 2007. See Note 4 of Notes to Consolidated Financial Statements.

In April 2005, we acquired a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland. During 2006, management placed the corporate campus on the real estate market for sale. As of March 1, 2007, this corporate campus remains available for sale. See “Assets Held for Sale” in Note 2 of Notes to Consolidated Financial Statements.

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

On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale petition. The plaintiff filed an amended petition on February 15, 2006, to which the defendants renewed their special exceptions. On September 6, 2006, the Court granted the special exceptions and permitted the plaintiff thirty days to attempt to replead. Thereafter the plaintiff moved the Court for an order compelling discovery, which the Court denied on October 2, 2006. On October 18, 2006, the Court entered an order explaining its grounds for granting the special exceptions. On November 3, 2006, the plaintiff filed a second amended petition. On February 8, 2007, the Company filed its answer and special exceptions to the second amended petition.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. Briefing on that motion is complete. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion. On January 24, 2007, the court denied the plaintiff’s motion to file a second amended complaint.

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

On January 20, 2006, the Company filed its preliminary objections to the complaint. On August 31, 2006, the Court of Common Pleas entered an opinion and order sustaining the preliminary objections and dismissing the complaint with prejudice. On September 19, 2006, Fordyce filed a motion for reconsideration. On September 28, 2006, Fordyce filed a notice of appeal, and on September 29, 2006, the Court of Common Pleas denied the motion for reconsideration. On January 8, 2007, Fordyce filed his opening brief on his appeal, to which the Company has filed a timely response.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on October 24, 2006. Nicholas L. Teti, Susan S. Ciallella and Terry E. Vandewarker were elected at the annual meeting to serve until our 2009 annual meeting of stockholders or until their successors are duly elected and qualified. The directors whose terms of office continued after the meeting were: Ralph V. De Martino, Henry Toh, Steven Morrell and Marshall G. Webb.

In addition to the election of directors, there was one additional matter presented to the stockholder vote at the annual meeting: the ratification of BDO Seidman, LLP as our auditors for the year ending December 31, 2006. The following table is a tabulation of the final votes for each of the matters presented at the annual meeting:

	Affirmative	Withheld/		Broker
	Votes	Negative Votes	Abstentions	Non-Votes
Election of Nicholas L. Teti	27,451,837	43,851	—	—
Election of Susan S. Ciallella	27,427,907	67,781	—	—
Election of Terry E. Vandewarker	27,451,478	44,210	—	—
Ratification of BDO Seidman, LLP	27,400,144	46,551	48,993	—

Part II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	December 31, 2006		December 31, 2005
	High	Low	High	Low
First Quarter	$2.72	$1.84	$8.05	$6.26
Second Quarter	4.20	1.76	6.50	3.35
Third Quarter	3.99	3.20	5.59	1.49
Fourth Quarter	3.67	2.84	1.90	1.05

Holders

As of March 1, 2007, we had 391 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock. We anticipate that we will retain future earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell unregistered securities during the fourth quarter of 2006.

Purchases of Equity Securities.

We did not repurchase any of our equity securities during the fourth quarter of 2006.

Stock Performance Graph

The following graphs our performance in the form of cumulative total return to holders of our common stock since December 31, 2001 in comparison to the AMEX Composite Index, and the AMEX Biotech Index for that same period. The graph assumes that $100 was invested on December 31, 2001 in each of our common stock, the AMEX Composite Index, and the AMEX Biotech Index, and that all dividends were reinvested. The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not necessarily indicative of, or intended to forecast, the potential future performance of our common stock. The stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act, or incorporated by reference in any document so filed.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among lsolagen, Inc., The Amex Composite Index
And the Amex Biotechnology Index

*                    $100 invested on 12/3/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Isolagen, Inc.	100.00	74.29	80.00	112.43	26.43	41.86
AMEX Composite	100.00	100.08	144.57	178.46	220.35	262.17
AMEX Biotechnology	100.00	65.69	102.69	115.46	151.89	145.42

Item 6.                        Selected Financial Data

Our selected consolidated financial information presented as of December 31, 2006, 2005, 2004, 2003 and 2002 and for each of the five years ended December 31, 2006 was derived from our audited consolidated financial statements.

This information should be read in conjunction with the historical consolidated financial statements and related notes included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2006(1)(3)	2005	2004	2003	2002
Consolidated Statement of Operations Data
Revenue	$6,092,715	$8,753,684	$4,179,247	$445,689	$50,991
License fees	—	—	—	—	40,000
Total revenue	6,092,715	8,753,684	4,179,247	445,689	90,991
Cost of sales	7,139,486	9,249,615	5,491,008	2,197,222	481,153
Selling, general and administrative expenses	23,705,198	23,012,458	15,127,365	6,311,774	3,764,187
Research and development	9,245,143	11,440,322	5,057,149	3,301,341	1,519,819
UK Settlement	790,063	—	—	—	—
Operating loss	(34,787,175)	(34,948,711)	(21,496,275)	(11,364,648)	(5,674,168)
Other income (expense)
Interest income	2,280,353	2,820,388	566,526	40,691	208,692
Other income	315,904	285,451	91,956	55,663	32,421
Interest expense	(3,899,374)	(3,934,712)	(636,676)	—	—
Minority interest	78,132	—	—	—	—
Net loss before income tax	(36,012,160)	(35,777,584)	(21,474,469)	(11,268,294)	(5,433,055)
Income tax	190,754
Net loss	(35,821,406)	(35,777,584)	(21,474,469)	(11,268,294)	(5,433,055)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(1,244,880)	(10,178,944)
Preferred stock dividends	—	—	—	(1,087,200)	(502,661)
Net loss attributable to common shareholders	(35,821,406)	$(35,777,584)	$(21,474,469)	$(13,600,374)	$(16,114,660)
Per share information
Net loss—basic and diluted	$(1.18)	$(1.18)	$(0.71)	$(0.58)	$(0.36)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.06)	(0.67)
Preferred stock dividends	—	—	—	(0.06)	(0.03)
Net loss attributable to common shareholders	$(1.18)	$(1.18)	$(0.71)	$(0.70)	$(1.06)
Weighted Average Shares outstanding	30,309,439	30,245,283	30,116,827	19,297,865	15,205,554

	2006(2)	2005	2004	2003	2002
Consolidated Balance Sheet Data
Cash and cash equivalents, restricted cash and available-for-sale investments	$33,266,742	$67,013,659	$116,139,016	$15,935,558	$4,244,640
Working capital	29,487,802	61,130,870	111,061,724	14,367,768	2,811,160
Total assets	57,286,875	90,179,922	128,121,138	19,644,465	7,257,664
Total liabilities	96,806,084	98,276,819	99,135,713	2,380,740	2,050,734
Total shareholders equity (deficit)	(41,623,582)	(8,096,897)	28,985,425	17,263,725	5,206,930

(1)             Includes the results of operations of Agera, which was acquired August 10, 2006 from the date of acquisition to December 31, 2006. See Note 3 of Notes to Consolidated Financial Statements.

(2)             Includes the assets and liabilities of Agera which was acquired August 10, 2006.

(3)             Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures. As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the year ended December 31, 2006 was $1.1 million higher than if it had continued to account for share-based compensation under APB No. 25 (refer to Note 12 in Notes to Consolidated Financial Statements for further stock-based compensation discussion).

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a biotechnology company focused on developing emergent, novel skin and tissue rejuvenation products for application in certain aesthetic and therapeutic markets. Our clinical development product candidates are designed to improve the appearance of skin damaged by the normal effects of aging, sun damage, acne and burns with a patient’s own (autologous) fibroblast cells produced in our proprietary Isolagen Process. We are also exploring opportunities to expand our pipeline of product candidates and products and to generate operating revenue through the creation of joint marketing and development arrangements, and the license and/or acquisition of products and technologies that complement our existing clinical pipeline and are aligned with our business strategy.

We sometimes refer to our product candidates in the aggregate as Isolagen Therapy. From 2002 through 2006, we made Isolagen Therapy available to physicians primarily in the United Kingdom. In the fourth quarter of 2006 our Board of Directors approved closing our UK operation. We have refocused our management and capital resources on building our business in the United States. As our operations mature in the United States we expect to enter foreign markets when business opportunities that are consistent with our business strategy present themselves.

We believe our cash resources will be sufficient to fund our planned operations for at least 12 months from December 31, 2006. We are focused on research and development, are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility. We will need additional capital to execute our business strategy, and if we are unsuccessful in raising such additional capital we may be unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the interests of our stockholders would be subordinated to the interests of our debt holders and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the sale of equity securities, the ownership of our current stockholders would be diluted. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may terminate or delay regulatory approval of one or more of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities. If we terminate or delay regulatory approval, curtail or delay manufacturing improvements or delay the expansion of our sales and marketing capabilities, our business may fail.

We market and sell an advanced skin care line through our majority-owned subsidiary, Agera, which we acquired in August 2006. Agera offers a complete line of skincare systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology. These technologically advanced skincare products can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems. Agera markets its product in both the United States and Europe (primarily the United Kingdom). We are in the process of re-branding Agera and its product line, and we expect to commence implementation of its new marketing plans during 2007.

We are considered to be a “development stage” enterprise.

Recent Developments

Closing of the UK Operation

In the fourth quarter of 2006, the Board of Directors approved the closure of our UK operation. During 2006, we continued to generate negative gross margins from our UK operation, as discussed under “Results of Operations—Comparison of Years Ending December 31, 2006 and 2005.” The UK operation was located in London, England with a manufacturing site in the Park Royal area and an administrative site in Hammersmith, London business district. Both sites are leased. The manufacturing site lease expires February 2010 and, as of December 31, 2006, the remaining lease obligations approximated $0.7 million. The administrative site lease expires April 2007 and, as of December 31, 2006, remaining lease obligations approximated $0.2 million. As of December 31, 2006, the UK operation employed approximately 75 employees, substantially all of which have been or will be terminated during the first quarter of 2007. During fiscal 2006 we recorded charges of $1.7 million related to the closure of the UK operation, which were comprised of $1.4 million for the impairment of assets and $0.3 million for statutory severance costs. As of December 31, 2006, there was approximately $0.2 million of property and equipment, net, remaining on the consolidated balance sheet for the assets at the United Kingdom operation. We believe that the amount of the additional charges associated with this decision, such as the related lease exit costs and professional fees, among other items, cannot be precisely estimated at this time. However, such charges are expected to be no more than approximately $2 million (both before and after tax), excluding the non-cash charge of approximately $1.4 million for property and equipment discussed above, excluding normal operating costs through the date of close and excluding potential claims or contingencies unknown at this time. Lease exit costs will be recorded when we terminate the leases. As a result, remaining charges will likely be reflected over more than one quarter in future periods, with the majority of all costs estimated to be incurred by the fourth quarter of 2007. No assurances can be given with respect to the total cost of closing the UK operation or the timing of such costs. See Note 4 of Notes to Consolidated Financial Statements.

As a result of closing our UK operation during the first half of 2007, we expect revenue from our UK operation for both the three months ended March 31, 2007 and for the year ended December 31, 2007 to be less than $0.5 million.

Clinical Development Programs

For a discussion of our clinical program please refer to Item 1 of Part I of this Annual Report.

Acquisition of Agera

On August 10, 2006, we acquired 57% of the outstanding common shares of Agera, a skincare company that has proprietary rights to an advanced line of skincare products. We paid $2.7 million in cash to acquire the 57% interest in Agera, and in connection with the acquisition contributed $300,000 to Agera’s working capital. Included in the purchase price was an option to acquire an additional 8% of Agera’s outstanding common shares for an exercise price of $0.5 million in cash. This option expired unexercised during February 2007. In addition, the acquisition agreement includes future contingent payments up to a maximum of $8 million. The additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due the selling shareholder in future periods. See Note 3 of Notes to Consolidated Financial Statements.

Switzerland

In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million, and spent approximately $1.8 million on the first phase of a renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to conserve capital. During 2006, we recorded a charge of approximately $1.1 million to reduce the carrying amount of the Swiss campus to its net realizable value, which charge is reflected in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2006. The net book value of the corporate campus at December 31, 2006 was $10.3 million, reflecting management’s estimate of the realizable value of the corporate campus. This estimate may change in future periods. The carrying amount of the campus is presented as assets held for sale on the consolidated balance sheet. See “Assets Held for Sale” in Note 2 of Notes to the Consolidated Financial Statements.

Houston, Texas

On March 28, 2006, our Board of Directors approved the closing of the Houston, Texas facility. The Houston, Texas facility was used primarily for research and development purposes and was maintained under an operating lease which ends on April 30, 2008. An exit plan was communicated to the affected employees during the three months ended June 30, 2006. There were approximately 15 employees at the Houston, Texas facility at March 31, 2006 and the large majority of these employees had been terminated by June 30, 2006 at a severance cost of less than $0.1 million. We have subleased approximately 50% of the facility to an unrelated third party and we will use our best efforts to sublease the remaining portion of the facility, however, there is no assurance that our efforts will be successful. As of December 31, 2006, the remaining lease payments and common operating expenses due under the Houston, Texas lease agreement were approximately $0.2 million, or $0.1 million net of the sublease.

Stockholder Rights Plan

In May 2006, our Board of Directors adopted a Stockholder Rights Plan, pursuant to a Rights Agreement dated as of May 12, 2006. Pursuant to the Rights Agreement, stockholders of record at the close of business on May 22, 2006 received one Right for each share of Isolagen common stock held on that date. The Rights, which will initially trade with the common stock and represent the right to purchase one ten-thousandth of a share of our newly created Series C Preferred Stock at $35 per Right, become exercisable when a person or group acquires 15% or more of our common stock (20% in the case of certain institutional stockholders) or announces a tender offer for 15% or more of the common stock. In that event, in lieu of purchasing the Series C Preferred Stock, the Rights permit our stockholders, other than the acquiror, to purchase Isolagen common stock having a market value of twice the exercise price of the Rights. In addition, in the event of certain business combinations, the Rights permit holders to purchase common stock of the acquiror at a 50% discount. Rights held by the acquiror will become null and void in each case.

The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in us or on terms not approved by the Board of Directors. In the event that the Board of Directors determines a transaction to be in the best interests of us and our stockholders, the Board of Directors will be entitled to redeem the Rights for $.001 per Right at any time before the tenth business day after an announcement that a person or group has acquired ownership of 15% or the tenth business day after commencement of a tender or exchange offer for more than 15% of the outstanding common stock. The Rights expire on May 12, 2016.

Management

As previously announced, on June 5, 2006 we named Nicholas L. Teti, Jr., as Chairman and Chief Executive Officer. Also on June 5, 2006, we named Declan Daly as Executive Vice President-Europe and Chief Financial Officer and Steven C. Trider as Senior Vice President. Subsequent to the year ended December 31, 2006, on February 8, 2007 we announced the appointment of Sandra G. Calman, M.D., AAD, to Vice President and Chief Medical Officer.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

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

The Isolagen Therapy was administered, in the United Kingdom, to each patient using a recommended regimen of injections. Due to the short shelf life, each injection was cultured on an as needed basis and was shipped prior to the individual injection being administered by the physician. We believe that each injection had stand alone value to the patient. We invoiced the attending physician when the physician sent his or her patient’s tissue sample to us, which created a contractual arrangement between us and the medical professional. The amount invoiced varied directly with the dose and number of injections requested. Generally, orders were paid in advance by the physician prior to the first injection. There is no performance provision under any arrangement with any physician, and there is no right to refund or returns for unused injections. As part of our continuing efforts to evaluate the best uses of our resources, in the fourth quarter of 2006, the Board of Directors approved the proposed closing of our UK operation. This closing is expected to be completed during the first half of 2007.

As a result, we believe that the requirements of SAB 104 are met as each injection was shipped, as the risk of loss transferred to our physician customer at that time, the fee was fixed and determinable and collection was reasonably assured. Advance payments were deferred until shipment of the injection(s). The amount of the revenue deferred represented the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

We also offered a service whereby we stored a patient’s cells for later use in the preparation of injections. In accordance with EITF 00-21, the fee charged for this service is recognized as revenue ratably over the length of the storage agreement.

Revenue from the sale of Agera’s products is recognized upon transfer of title, which is upon shipment of the product to the customer.

Cost of Sales, Selling, General and Administrative Expenses and Research and Development Expenses:   Our Exton, Pennsylvania facility houses our corporate headquarters, and our research, development and testing operations. Our London facility has been engaged in the commercialization of our process (for which revenue has been earned from the sale of Isolagen Therapy injections) as a means to improve manufacturing technologies that would be used to produce commercial quantities of injections on a profitable basis in the future. Therefore, we classify as cost of sales the costs (except for costs related to marketing, sales and general corporate administration) incurred in operating our London facility, while the costs incurred in operating our Exton, Pennsylvania facilities (except for costs related to general corporate administration) are classified as research and development expenses.

Costs of sales includes salaries and benefits, costs paid to third-party contractors to develop and manufacture drug materials and delivery devices, inventory used in the manufacturing process, a portion of facilities cost and other indirect manufacturing costs. Those costs, except for the costs of raw materials that have not been used, are expensed as incurred.

Historically, autologous cell therapy companies have been hampered by expensive and time-consuming manufacturing processes. We used the commercialization of our Isolagen Process in the United Kingdom as a means of researching and developing manufacturing technologies that could be used to produce commercial quantities of injections on a profitable basis. Through December 2006, our cost of sales has exceeded our revenue. This reflects the fact that the level of our sales from our commercialization efforts in the United Kingdom, did not through December 2006 reach the levels necessary for profitable operations, and the development and implementation of improved processes had not yet achieved all of the cost efficiencies we hope to achieve in the future. In the fourth quarter of 2006 our Board of Directors approved closing our UK operation.

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

The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for awards in footnote disclosures required under SFAS No. 123. Prior to the adoption of SFAS No. 123(R), we followed the intrinsic value method in accordance with APB No. 25 to account for our employee and director stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from substantially all option grants to employees and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instrument That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. This change in accounting resulted in the recognition of compensation expense of $1.1 million for the year ended December 31, 2006 related to our employee and director stock options. Basic and diluted loss per share for the year ended December 31, 2006 was $0.04 greater than if we had continued to account for share-based compensation under APB No. 25. During the year ended December 31, 2006, we granted stock options to purchase 4.5 million shares of our common stock. As of December 31, 2006, there was $2.9 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2006, there was $1.5 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement. During December 2005, the board of directors approved the full vesting of all unvested, outstanding stock options issued to current employees and directors. The board decided to take this action (“the acceleration event”) in anticipation of the adoption of SFAS No. 123 (R). As a result of this acceleration event, stock options to purchase approximately 1.4 million shares of our common stock were vested that would have otherwise vested during 2006 and later periods. At the time of the acceleration event, the unamortized grant date fair value of the affected options was approximately $3.6 million (for SFAS No. 123 and SFAS No. 148 pro forma disclosure purposes), which was charged to pro forma expense in the fourth quarter of 2005. Substantially all of the unvested employee stock options that were subject to the acceleration event had exercise prices above market price of our common stock at the time the board approved the acceleration event. However, in accordance with SFAS 123 (R) if we had not completed this acceleration event in December 2005, the majority of the $3.6 million amount discussed above would have been charged against the future results of operations, beginning in the first quarter of fiscal 2006 and continuing through later periods as the options vested. As discussed above, substantially all of the unvested employee stock options which were accelerated had exercise prices above market price at the time of acceleration. For the purposes of applying APB No. 25 to such stock options in the statement of operations for the year ended December 31, 2005, the acceleration event was treated as the acceleration of the vesting of employee and director options that otherwise would have vested as originally scheduled, and accordingly was not a modification requiring the remeasurement of the intrinsic value of the options, or the application of variable option accounting, under APB No. 25. For stock options that had exercise prices below market price at the time of acceleration and that would not have vested originally, a charge of approximately $15,000 was recorded in the statement of operations for the year ended December 31, 2005.

Federal Securities and Derivative Actions:   As discussed in Note 10 of Notes to Consolidated Financial Statements and Part I, Item 3, Legal Proceedings, set forth elsewhere in this Report, we are currently defending ourselves against various class and derivative actions. We intend to defend ourselves vigorously against these actions. We cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in our consolidated financial statements. Generally, a loss must be both reasonably estimable and probable in order to record a provision for loss. We will expense our legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. Although we have not recorded a provision for loss regarding these matters, a loss could occur in a future period.

We are involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on our financial statements.

Results of Operations—Comparison of Years Ending December 31, 2006 and 2005

REVENUE.   Revenue decreased $2.7 million, to $6.1 million for the year ended December 31, 2006, as compared to $8.8 million for the year ended December 31, 2005. The decrease in revenue is primarily due to the contraction of our physician customer base in the United Kingdom as a result of our decision, during the first half of 2006, to place a greater emphasis on the training and proctoring of our physician customers in order to ensure that they were administering the Isolagen Therapy appropriately, and also due to our decision, in the fourth quarter 2006, to close our UK operation.

In terms of product volumes as measured by milliliter of product, volumes decreased by approximately 38% during the year ended December 31, 2006, as compared to the year ended December 31, 2005. Average selling price per milliliter of treatment decreased approximately 9% during the year ended December 31, 2006, as compared to the year ended December 31, 2005. The average selling price fluctuated as we investigated various price points in the United Kingdom market. In addition, our average selling price per milliliter has declined due to the increase in six milliliter treatment programs sold during the year ended 2006 as compared to lesser average milliliter treatments sold during the year ended 2005. Generally, higher milliliter treatments have a higher aggregate selling price than lower milliliter treatments, however, the average price per milliliter is lower.

In addition, after the completion of a standard treatment, certain patients requested and paid for an additional one to three milliliters of treatment. Such additional treatment volumes increased by approximately 58% during the year ended December 31, 2006, as compared to the year ended December 31, 2005. This increase in volume was offset by a decrease in average selling price of approximately 20%.

The revenue which we recognized during the years ended December 31, 2006 and 2005 was in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Therapy. From time to time, we provided promotional incentives, or no charge treatments, to doctors utilizing the Isolagen Therapy. Such promotional incentives are not reflected as revenue, but rather, are reflected as marketing expense in selling, general and administrative expenses.

We also offered a service whereby we store a patient’s cells for later use in the preparation of injections. The fees charged for this service are recognized as revenue ratably over the length of the storage agreement. Revenue from this service in the year ended December 31, 2006 and 2005 was less than $0.2 million and less than $0.3 million, respectively. Additionally, we offered a service whereby we processed a patient’s cells to expand the cells to the mass necessary to prepare an injection, and stored the expanded cells for later use in the preparation of injections. Revenue from this service, since our inception, is less than $0.1 million.

Revenue contributed by our August 10, 2006 acquisition of Agera was approximately $0.4 million for the year ended December 31, 2006. On a pro forma basis, assuming that Agera had been acquired on January 1, 2006 and 2005, respectively, our revenue would have been $6.9 million and $9.8 million for the years ended December 31, 2006 and 2005, respectively. These consolidated amounts would have included Agera revenue of $1.2 and $1.0 million for fiscal 2006 and 2005, respectively.

As discussed above, the substantial majority of our revenue has resulted from sales involving Isolagen Therapy from our United Kingdom operations, which was engaged in the commercialization of our process (and for which revenue has been earned from the sale of Isolagen Therapy injections) as a means to improve manufacturing technologies with the objective that those technologies would be used to produce commercial quantities of injections on a profitable basis in the future. As the result of our decision to close the United Kingdom operations, these revenues will essentially cease during the first quarter of 2007, and our full year 2007 revenue will likely be comprised principally of the revenue from Agera. However, since, as discussed below, the United Kingdom operation had been operating on a negative gross margin as it investigated means to improve manufacturing technologies for the Isolagen Process, the loss of the revenues from the United Kingdom operation is not likely to have a material adverse effect on our overall results of operations.

COST OF SALES.   Costs of sales decreased to $7.1 million for the year ended December 31, 2006, as compared to $9.2 million for the year ended December 31, 2005. The decrease of $2.1 million in cost of sales is primarily related to the decrease in sales, which resulted in decreases in essentially all categories of manufacturing costs in the United Kingdom operation. As a percentage of revenue, cost of sales were approximately 117% for the year ended December 31, 2006 and approximately 106% for the year ended December 31, 2005. The change in this percentage is the result of the lower level of sales activity during 2006. Our lower revenue volume has resulted in an increased fixed manufacturing cost per treatment, and as such, our cost of sales as a percentage of revenue has been negatively impacted.

Cost of sales related to our August 10, 2006 acquisition of Agera were approximately $0.2 million for the year ended December 31, 2006. As a percentage of revenue, Agera cost of sales were approximately 50% for the year ended December 31, 2006. Agera’s cost of sales, as a percentage of revenue, for all of 2006 and 2005 (including the periods prior to our August 10, 2006 acquisition of a 57% interest in Agera) were 46% and 37%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and administrative expenses increased approximately $0.7 million, or 3%, to $23.7 million for the year ended December 31, 2006, as compared to $23.0 million for the year ended December 31, 2005. This increase included $0.6 million of selling, general and administrative expenses for Agera for the period August 10, 2006 to December 31, 2006. The increase in selling, general and administrative expense is primarily due to the following:

a)     Salaries, bonuses and payroll taxes increased by approximately $2.4 million to $7.4 million for the year ended December 31, 2006, as compared to $5.0 million for year ended December 31, 2005, due to an increase in the number of our employees, primarily at the executive management level, which resulted in higher salary and bonus expense during the current year. Additionally, as the result of the adoption of SFAS 123(R) on January 1, 2006, equity-based compensation was approximately $1.1 million higher in 2006 as compared to the prior year. These increases were offset by a decrease in severance expense during 2006 of $0.2 million. We incurred $0.4 million of severance expense in the year ended December 31, 2006, as compared to $0.6 million in the year ended December 31, 2005.

b)     Marketing expense decreased by approximately $0.9 million to $2.3 million for the year ended December 31, 2006, as compared to $3.2 million for year ended December 31, 2005 due to decreased marketing and promotional efforts in the United Kingdom as a result of our negative gross margins from our UK operation, and due to the closing of the UK operation.

c)     Travel expense decreased by approximately $0.4 million to $0.9 million for the year ended December 31, 2006, as compared to $1.3 million for year ended December 31, 2005, due to less travel between our Houston, Texas and Exton, Pennsylvania facilities as a result of our closing of the Houston office during 2006, and due to less travel related to our UK personnel as a result of the announced closing of the UK operation.

d)     Consulting expense decreased by approximately $0.3 million to $1.4 million for the year ended December 31, 2006, as compared to $1.7 million for the year ended December 31, 2005 primarily due to decreased recruiting costs, general consulting expenses and reduced investor relations costs during 2006.

e)     Legal expenses, net, increased approximately $0.1 million to $1.6 million for the year ended December 31, 2006, as compared to $1.5 million for the year ended December 31, 2005, due primarily to costs related to the securities and derivative lawsuits, for which we are defendants, and employment termination matters. While the change in legal expense, net, is not significant, included in the net legal expenses are insurance refunds of $0.9 million and $0, respectively, in the years December 31, 2006 and 2005. Insurance refunds received related to the reimbursement of legal defense costs are recorded in the period that they are received.

We currently anticipate that selling, general and administrative expenses will decrease to a range of $19 million to $22 million for the year ended December 31, 2007, principally as the result of the closing of our United Kingdom operation.

RESEARCH AND DEVELOPMENT.   Research and development expenses decreased by approximately $2.2 million during the year ended December 31, 2006 to $9.2 million, as compared to $11.4 million for the year ended December 31, 2005. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Therapy for specific dermal applications in the United States and also include costs to develop manufacturing, cell collection and logistical process improvements. Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the first half of 2005. We subsequently commenced preparations for a new Phase III dermal trial and in October 2006, we reached an agreement with the FDA on the design of our Phase III dermal pivotal study protocol. Research and development costs include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of December 31, 2006 was $32.6 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our first pivotal Phase III dermal trial (see the Recent Developments section), the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the costs of obtaining approval for the dermal applications will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during 2006 and 2005.

The major changes in research and development expense are due primarily to the following: a) consulting expense decreased by approximately $1.7 million to $5.5 million for the year ended December 31, 2006, as compared to $7.2 million for the year ended December 31, 2005, as a result of decreased expenditures related to our clinical trials and manufacturing process research and development, b) salaries and payroll taxes decreased by approximately $1.3 million to $2.0 million for the year ended December 31, 2006, as compared to $3.3 million for the year ended  December 31, 2005, as a result of the closure of our research and development facility in Houston, Texas, during 2006, and termination of related personnel, as well as the termination of certain Exton, Pennsylvania personnel during 2006 and c) facility costs, including rent, utilities and other related costs, increased approximately $0.9 million, due primarily to the new Exton, Pennsylvania lease which commenced during 2005.

We currently anticipate that research and development expenses will increase to a range of from $10 million to $12 million during the year December 31, 2007, principally as a result of increased clinical trials.

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

During the first quarter of 2006, we received a number of complaints from certain patients who had learned of the limited re-treatment program and also learned that a number of physicians with dissatisfied patients were generating public ill-will as a result of our decision to limit the number of patients offered re-treatment and were encouraging their dissatisfied patients to seek recourse against us. In response, in March 2006, we decided that it was in our best interest to address these complaints to foster goodwill in the marketplace and avoid the cost of any potential patient claims. Accordingly, we agreed to resolve any properly documented and substantiated patient complaints by offering to re-treat the patient pursuant to the same criteria stated above or pay £1,000 (approximately US$1,750) to the patients identified as having received a sub-optimal result. In order to qualify for re-treatment and in addition to the criteria set forth above, the patient will be treated by a physician identified by us who will treat these patients pursuant to a protocol. In addition, these patients must agree to follow-up visits and assessments of their response to treatment. No patient unlikely to benefit from Isolagen Therapy will be re-treated.

We made this offer to approximately 290 patients during late March 2006. Accordingly, we believed the range of liability was between £290,000 (or approximately $0.5 million), assuming all 290 patients were to choose the £1,000 payment, and approximately £580,000 (or approximately $1.0 million), assuming all 290 patients elected to be re-treated. The estimated costs for re-treatment include the cost of treatment, physician fees and other ancillary costs. We estimate that 60% of the patients will elect the £1,000 offer and 40% will elect to be re-treated. Accordingly, we recorded a charge to selling, general and administrative expense for the three months ended March 31, 2006 of $0.7 million. As of March 31, 2006, no amounts had been expended related to this settlement and the $0.7 million liability was included in accrued expenses in the consolidated balance sheet.

During the three months ended June 30, 2006, an additional 31 patients were entered into the settlement program, resulting in an additional charge to selling, general and administrative expense of $0.1 million. During the year ended December 31, 2006, payments to patients and re-treatments reduced the accrual by $0.6 million. As of December 31, 2006, the liability included in accrued expenses in the consolidated balance sheet was $0.2 million. The estimates of the factors which will affect the actual cost of this program may change in future periods and the effects of any changes in these estimates will be accounted for in the period in which the estimate changes.

INTEREST INCOME.   Interest income decreased to $2.3 million for the year ended December 31, 2006, as compared to $2.8 million for the year ended December 31, 2005. The decrease in interest income resulted principally from a decrease in the amount of cash, restricted cash and short-term investment balances, as a result of our normal operating activities related to our efforts to gain FDA approval for the Isolagen Therapy for specific dermal applications in the United States.

INTEREST EXPENSE.   Interest expense remained constant at $3.9 million for the year ended December 31, 2006, as compared to the year ended December 31, 2005. Our interest expense is related to the issuance in November 2004 of $90 million in principal amount of 3.5% convertible subordinated debt, as well as the related amortization of deferred debt issuance costs of $0.8 million for the year ended December 31, 2006.

NET LOSS.   Net loss for the year ended December 31, 2006 was $35.8 million as compared to a net loss of $35.8 million for the year ended December 31, 2005. Our net loss, in total, was unchanged from 2005. However, the individual components of net loss have fluctuated, as discussed above.

As a result of increasing foreign currency exchange rates since December 31, 2005, specifically the exchange rate between the US dollar and the British pound and the Swiss franc, our accumulated other comprehensive loss of $0.8 million at December 31, 2005 decreased to an accumulated other comprehensive loss of $0.1 million at December 31, 2006; or a change of $0.7 million. However, this loss is considered unrealized and is reflected on the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

Results of Operations—Comparison of Years Ending December 31, 2005 and 2004

REVENUE.   Revenue increased $4.6 million, to $8.8 million for the year ended December 31, 2005, as compared to $4.2 million for the year ended December 31, 2004. The increase in revenue was primarily attributable to the continuation of the level of operations in the United Kingdom achieved in the second half of 2004, as approximately 80% of 2004 revenue was earned during the last six months of 2004. However, the increase in 2005 revenue was less than management anticipated. In terms of product volumes as measured by milliliter of product, volumes increased by approximately 180% during the year ended December 31, 2005, as compared to the year ended December 31, 2004. Average selling price per milliliter of treatment decreased approximately 22% during the year ended December 31, 2005, as compared to the year ended December 31, 2004. The average selling price has fluctuated as we continued to investigate various price points in the United Kingdom market. In addition, our average selling price per milliliter declined due to the increase in four and six milliliter treatment programs sold during the year ended 2005 as compared to primarily three milliliter treatments sold during the year ended 2004. Generally, higher milliliter treatments have a higher selling price than lower milliliter treatments, however, the average price per milliliter decreases.

In addition, after the completion of a standard treatment, a patient may request and pay for an additional milliliter of treatment. Such additional treatment volumes increased by approximately 620% during the year ended December 31, 2005, as compared to the year ended December 31, 2004. This increase in volume was offset by a decrease in average selling price of approximately 22%.

The revenue which we recognized during the year ended December 31, 2005 and 2004 was in part reduced by the effects of promotional incentives provided to doctors utilizing the Isolagen Therapy. From time to time, we provided promotional incentives, or no charge treatments, to doctors utilizing the Isolagen Therapy. Such promotional incentives are not reflected as revenue, but rather, are reflected as marketing expense in selling, general and administrative expenses.

We also offered a service whereby we store a patient’s cells for later use in the preparation of injections. The fees charged for this service were recognized as revenue ratably over the length of the storage agreement. Revenue from this service in the year ended December 31, 2005 and 2004 was less than $0.3 million and less than $0.1 million, respectively. Additionally, we offer a service whereby we process a patient’s cells to expand the cells to the mass necessary to prepare an injection, but then store the expanded cells for later use in the preparation of injections. Revenue from this service, since our inception, is less than $0.1 million.

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

COST OF SALES.   Costs of sales increased to $9.2 million for the year ended December 31, 2005, as compared to $5.5 million for the year ended December 31, 2004. The increase of $3.8 million in cost of sales is primarily related to the increase in sales. The increase in cost of sales resulted from increases in essentially all categories of costs as the United Kingdom operation increased its commercialization of our therapy. During the year ended December 31, 2005, we continued to increase manufacturing headcount and related overhead costs commensurate with demand. For the year ended December 31, 2005, our cost of sales exceeded revenue as the development and implementation of improved manufacturing processes had not yet achieved all of the cost efficiencies we anticipate.

As a percentage of revenue, cost of sales were approximately 106% for the year ended December 31, 2005 and approximately 131% for the year ended December 31, 2004. The change in this percentage is the result of the lower level of sales activity during 2004, our early stage of commercial development and the associated lower level of operational activity. As product volumes increased, our fixed costs had been spread over a greater number of units, thereby lowering cost of sales as a percentage of revenue. In addition, as a result of certain manufacturing initiatives, we had experienced improvements regarding the quantity of certain materials utilized in our manufacturing process, thereby lowering our cost of sale as a percentage of revenue. As previously discussed, we have been using the commercialization of the Isolagen Therapy in the UK market as a means aimed at improving our manufacturing process.

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

d)     Salaries and compensation increased by approximately $1.0 million to $5.0 million for the year ended December 31, 2005, as compared to $4.0 million for year ended December 31, 2004, due to an increase in the number of our employees. This increase in the number of employees was offset by a decrease in severance expenses during 2005 of $0.5 million. We incurred $1.1 million of severance expense in the year ended December 31, 2004, as compared to $0.6 million in the year ended December 31, 2005.

e)     Travel expense increased by approximately $0.3 million to $1.3 million for the year ended December 31, 2005, as compared to $1.0 million for year ended December 31, 2004, due primarily to increased travel between our Houston, Texas and Exton, Pennsylvania locations as compared to the prior year.

f)      Consulting expense decreased by approximately $1.1 million to $1.7 million for the year ended December 31, 2005, as compared to $2.8 million for the year ended December 31, 2004. For the year ended December 31, 2004, the consulting costs included $1.6 million of stock based expenses related to options and warrants issued under consulting and distribution agreements and $0.3 million of stock compensation related to stock options issued to directors. During the year ended December 31, 2005, there was approximately ($0.1) million of stock based expense. The level of the expense recorded for the warrants issued under consulting and distribution contracts varies from quarter to quarter based on changes in the market price of our common stock, and the negative expense in 2005 reflects the effects of the 2005 decline in the price of our common stock. The decrease in stock based expenses of $1.9 million, discussed above, was offset by an increase of $0.9 million related to increased recruiting costs, general consulting expenses and investor relations costs during 2005.

RESEARCH AND DEVELOPMENT.   Research and development expenses increased by approximately $6.4 million during the year ended December 31, 2005 to $11.4 million, as compared to $5.1 million in the year ended December 31, 2004. Research and development costs were composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Therapy for specific dermal applications in the United States and also included costs to develop manufacturing, cell collection and logistical process improvements. Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the first half of 2005. We subsequently commenced preparations for a confirmatory Phase III dermal trial, although we later determined to conduct a new pivotal Phase III dermal trial. Such costs include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of December 31, 2005 was $23.4 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our pivotal Phase III dermal trial (see the Recent Developments section), the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for the dermal applications will be at this time. Also, during the third quarter of 2005, we began an investigational study related to patients subjectively considered to be poor responders to the Isolagen Therapy (or the “suboptimal program”). Approximately 105 patients were included in this suboptimal program. We had other research projects underway in 2005. However, research and development costs related to these projects were not material during 2005 and 2004.

The major changes in research and development expense were due primarily to the following: a) consulting expense increased by approximately $4.4 million to $7.2 million for the year ended December 31, 2005, as compared to $2.8 million for the year ended December 31, 2004, as a result of increased expenditures related to our clinical trials and manufacturing process research and development, b) salaries and payroll taxes increased by approximately $1.6 million to $3.3 million for the year ended

December 31, 2005, as compared to $1.8 million for the year ended  December 31, 2004, as a result of increased employees engaged in research and development activities and c) facility costs, including rent, utilities and other related costs, increased approximately $0.4 million, due primarily to the new Exton, Pennsylvania lease which commenced during 2005.

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

Liquidity and Capital Resources

Net cash provided by (used in) operating, investing and financing activities for the three years ended December 31, 2006 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Cash flows from operating activities	$(29.6)	$(34.0)	$(14.8)
Cash flows from investing activities	19.8	11.6	(54.6)
Cash flows from financing activities	$0.2	$0.1	$117.4

OPERATING ACTIVITIES.   Cash used in operating activities during the year ended December 31, 2006 amounted to $29.6 million, a decrease of $4.4 million over the year ended December 31, 2005. The decrease in our cash used in operating activities over the prior year is primarily due to a decrease in net losses (adjusted for non-cash items) of $4.0 million, with the balance of $0.4 million attributable to our changes in operating assets and liabilities. Our negative operating cash flows in 2006 were funded from cash on hand at December 31, 2005 and the net proceeds from the liquidation of available-for-sale investments held at December 31, 2005, both of which we derived from the proceeds of our 2004 issuances of common stock and 3.5% convertible subordinated notes.

INVESTING ACTIVITIES.   Cash provided by investing activities during the year ended December 31, 2006 amounted to $19.8 million, an increase of $8.2 million over the year ended December 31, 2005 inflow of $11.6 million. This increase in cash provided is due primarily to the decrease in cash used for capital expenditures of $16.5 million, offset by $2.0 million of cash used (net of cash acquired) for the acquisition of the 57% interest in Agera and offset by a $6.3 million reduction in the liquidation of our available-for-sale investments, net. The characterization of investments between available-for-sale investments and cash equivalents varies based upon the maturity date of the investment. Accordingly, if an available-for-sale investment matures or is sold and the proceeds are used to purchase a cash equivalent security, then this would represent a liquidation of available-for-sale investments. In 2006 we liquidated a net of $23.0 million of short-term investments, which were purchased with the net proceeds of our 2004 issuances of common stock and 3.5% convertible subordinated notes. This reduction of short-term investments was used to fund our 2006 purchases of property and equipment, our acquisition of Agera and to partially fund our negative operating cash flows. Our 2005 purchases of property and equipment primarily related to our acquisition of land and buildings in Switzerland, and related improvements, and the build-out of our Exton, Pennsylvania manufacturing facility.

FINANCING ACTIVITIES.   Cash provided by financing activities was $0.2 million during the year ended December 31, 2006, as compared to cash provided of $0.1 million in 2005. The current year and prior year amount consists of the funds received related to stock option exercises. The 2004 proceeds consisted substantially of a) the proceeds from the sale of 7,200,000 shares of common stock in a public offering in June 2004 for cash totaling $56.8 million, after deducting the costs and expenses associated with the sale and b) the proceeds from the sale of $90.0 million in principal amount of 3.5% Convertible Subordinated Notes due November 1, 2024, netting $60.2 million, after deducting the costs and expenses associated with the sale and our 4,000,000 share repurchase of our stock.

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

WORKING CAPITAL:   At December 31, 2006, we had cash, cash equivalents and restricted cash of $33.3 million and working capital of $29.7 million (including our cash, cash equivalents and restricted cash). The substantial majority of our working capital change, as compared to December 31, 2005, relates to the use of our cash, cash equivalents, restricted cash and available-for-sale investments for the purpose of funding and operating our business, including capital expenditures and our acquisition of Agera. Our ability to operate profitably is contingent upon our success in obtaining regulatory approval of our product candidates, development of markets for our products, and development of profitable scalable manufacturing processes. We believe our existing capital resources are adequate to finance our operations through at least January 1, 2008, but we will need to engage in a capital-raising transaction prior to the spring of 2008 or we will need to significantly modify our business plan in order to sustain our operations. We can not assure you that we will be able to obtain regulatory approvals of our product candidates, successfully develop the markets for our product candidates or develop profitable scalable manufacturing processes or obtain the capital we require on terms that we would find acceptable, or at all.

FACTORS AFFECTING OUR CAPITAL RESOURCES:   We believe that the amount of the charges associated with the decision to close the UK operation, such as the related lease exit negotiations and professional fees, among other items, cannot be precisely estimated at this time. However, as of December 31, 2006, such charges are expected to be no more than approximately $2 million (both before and after tax), excluding potential claims or contingencies unknown at this time and excluding normal operating costs through the date of close. The charges will be reflected over more than one quarter, with the majority of all costs expected to be incurred by the fourth quarter of 2007. However, no assurances can be given with respect to the total cost of closing the UK operation or the timing of such costs.

In April 2005, we acquired a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. The $10 million purchase price was paid using cash on hand from the proceeds of our 2004 issuances of common stock and 3.5% convertible subordinated notes. Our initial estimate of the total cost of acquisition and renovation of the facility, including the purchase of required equipment, was $25 million, which includes approximately $1.8 million we had spent in renovations. The corporate campus is “held for sale” at December 31, 2006 with a value of $10.3 million, which management currently believes is the net realizable value of the corporate campus. However, there can be no assurance of the sale of the corporate campus, nor of the amount of proceeds to be received, if and when sold.

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in millions)
Long-Term Debt Obligations, excluding interest*	$—	$90.0	$—	$—
Interest*	3.2	5.8	—	—
Lease Obligations	1.4	3.8	2.5	—
Purchase Obligations**	1.3	0.3	—	—
Obligations in Connection with Acquisition***	0.1	1.6	1.1	5.2
Total	$6.0	$101.5	$3.6	$5.2

*                    The table above assumes that our 3.5% convertible subordinated notes will be called due on November 1, 2009. Refer to the below for a description of our 3.5% convertible subordinated notes.

**             In addition to the above, we have, in the ordinary course of business, various contractual agreements with various consultants and service providers whereby a fee or rate per hour has been agreed to, but no guaranteed minimums have been established. Generally, such agreements are related to our research and development efforts or general operating matters. The above table should be read in conjunction with our consolidated financial statements, which illustrate a 2006 net loss of $35.8 million, net cash used in operations of $29.6 million during 2006 and cash paid for capital expenditures and acquisitions of $3.3 million during 2006.

***      In August 2006, we paid $2.7 million in cash to acquire a 57% interest in Agera and also we agreed to contribute $0.3 million to the working capital of Agera to support marketing and inventory acquisitions. In addition, the acquisition agreement includes future contingent payments up to a maximum of $8.0 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due to the selling shareholder in future periods. We believe any such payments will not be significant in fiscal year 2007. The timing of future payments may differ from the estimates above, and will depend on the future operating performance of Agera.

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

Other

INFLATION.   Inflation did not have a significant impact on our results for year ended December 31, 2006.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates. We are exposed to market risk in the form of foreign exchange rate risk and interest rate risk.

Foreign Exchange Rate Risk

The large majority of our revenue earned in the year ended December 31, 2006 was derived from operations in the United Kingdom. The results of operations and financial position of our foreign operations were principally measured in their respective functional currencies and translated into U.S. dollars. The effect of U.S. dollar currency fluctuations against the foreign currency in these countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. Our income will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Additionally, approximately 20% of our assets at December 31, 2006 were based in our foreign operations and translated into U.S. dollars at the foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders’ deficit. The large majority of the 20% in foreign assets relates to our Swiss corporate campus held for sale, with a value of $10.3 million at December 31, 2006. Accordingly, our consolidated shareholders’ deficit will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

As a result of increasing foreign currency exchange rates since December 31, 2005, specifically the exchange rate between the US dollar and the British pound and the Swiss franc, our accumulated other comprehensive income of $0.8 million at December 31, 2005 has decreased to an accumulated other comprehensive loss of $0.1 million at December 31, 2006; or a change of approximately $0.7 million. However, this $0.1 million loss is considered unrealized and is reflected on the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

Interest Rate Risk

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2006, management, including the principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to management, including these officers, by other employees of the Company, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.

Accordingly, as of December 31, 2006, these officers (the principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Isolagen, Inc.
Exton, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Isolagen, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Isolagen, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isolagen, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
Houston, Texas
March 16, 2007

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

On March 12, 2007 and March 12, 2007, we entered into employment agreements with Declan Daly and Steven Trider, respectively, as more fully described in “Item 11. Executive Compensation—Discussion of Employment Agreements and Termination or Change in Control Arrangements.” On March 16, 2007, we agreed to enter into a separation, release and consulting agreement with Ms. Susan Ciallella, pursuant to which we and Ms. Ciallella mutually agreed that Ms. Ciallella would resign from her employment with Isolagen and as a director of Isolagen for personal reasons.  Pursuant to the proposed agreement, Ms. Ciallella will receive the same benefits as set forth in her employment agreement as if such agreement had been terminated without cause.  In addition, Ms. Ciallella has agreed to provide consulting services to Isolagen with a total commitment of $300,000 to be paid over time, with additional services in excess of the contemplated commitment to be paid on an hourly basis.  The proposed agreement will provide that Ms. Ciallella shall retain 75% of the performance option issued to her in June 2006, and that all other unvested options issued to Ms. Ciallella shall vest immediately.

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of all of our directors, executive officers, and significant employees as of March 1, 2007. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Nicholas L. Teti	54	Chairman of the Board and Chief Executive Officer
Susan Stranahan Ciallella	48	President and Director
Declan Daly	44	Executive Vice President—Europe and Chief Financial Officer
Steven C. Trider	40	Senior Vice President
Todd J. Greenspan	35	Vice President of Finance and Corporate Controller
Steven Morrell	51	Director(2)(3)
Henry Y.L. Toh	49	Director(1)(2)
Ralph V. De Martino	52	Director
Marshall G. Webb	64	Director(1)(2)(3)
Terry E. Vandewarker	55	Director(1)(3)(4)

(1)          Members of the Audit Committee.

(2)          Members of the Compensation Committee.

(3)          Members of the Corporate Governance Committee.

(4)          Lead Independent Director.

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Nicholas L. Teti.   Mr. Teti was named as Chairman of the Board and Chief Executive Officer in June 2006. Mr. Teti served as President, Chief Executive Officer and a director of Inamed Corp. from July 2001 until March 2006. He has over 25 years of management, operations and marketing experience in the pharmaceuticals industry. From November 1999 until December 2000, Mr. Teti was President, Chief Executive Officer and Chief Operating Officer of DuPont Pharmaceuticals Company. He spent 25 years at DuPont and DuPont Merck, which included a number of senior management positions. Several of these assignments were in leadership roles of DuPont’s global pharmaceuticals business units. From January 2001 until June 2001, he was President and Director of Yamanouchi USA, Inc., a division of

Yamanouchi Pharmaceuticals Co., where he was responsible for establishing its U.S. business. Mr. Teti holds an M.B.A. in Health Care Administration and a B.A. in Economics from St. Joseph’s University.

Susan Stranahan Ciallella.   Ms. Ciallella became Executive Vice President, General Counsel and Secretary of Isolagen in April 2005 and was appointed to the Board of Directors in May 2005. Ms. Ciallella served as Chief Executive Officer of Isolagen from October 2005 until June 2006 and has served as President of Isolagen since March 2006. From July 2003 until April 2005, Ms. Ciallella was a partner in the Philadelphia office of Dilworth Paxson LLP. From 1998 through July 2003, Ms. Ciallella was associated with the law firm of Cozen O’Connor. In 2001, Ms. Ciallella was a forum participant in the Securities and Exchange Commission’s 20th Annual Government-Business Forum on Small Business Capital Formation. Ms. Ciallella is a member of the Pennsylvania and New Jersey bars. Ms. Ciallella is a graduate of the University of Florida (B.S., 1980) and Rutgers University Law School (J.D., 1995). Since August 2002, Ms. Ciallella has served as a member of the Board of Directors of Teletouch Communications, Inc.

Declan Daly.   Mr. Daly has served as Isolagen’s Executive Vice President—Europe and Chief Financial Officer since June 2006. Mr. Daly served as Executive Vice President and Chief Financial Officer of Inamed Corp. from November 2004 until March 2006, prior to which he served as Inamed’s Senior Vice President since September 2002 and as the Corporate Controller and Principal Accounting Officer since March 2002. He was previously Vice President of Finance & Administration for Inamed International Corp. from 1998 to 2002. From 1996 to 1998, Mr. Daly was a Senior Manager with BDO Simpson Xavier, Chartered Accountants or BDO, in Dublin. Prior to joining BDO, he worked with PricewaterhouseCoopers in Dublin and London. Mr. Daly holds a B.A. in Management Science and Industrial Systems Studies from Trinity College, Dublin and he is also a Fellow of the Institute of Chartered Accountants in Ireland.

Steven C. Trider.   Mr. Trider has served as a Senior Vice President of Isolagen since June 2006. From March 2004 until March 2006, Mr. Trider served as Vice President of Global Marketing for Inamed Corp., and was responsible for the global business and market development of the portfolio of products, including licensing and alliance management. From November 2001 until March 2004, Mr. Trider served as the Director of Strategic Marketing for Bristol Myers Squibb. From 1991 until 2001, Mr. Trider worked for DuPont and DuPont Merck Pharma in the US and Canadian sales and marketing organizations, including as Sr. Director of National Accounts. Mr. Trider graduated with a Bachelor of Science from Dalhousie University (Halifax, Nova Scotia—Canada) and an MBA from Saint Mary’s University (Halifax, Nova Scotia).

Todd J. Greenspan.   Mr. Greenspan has served as Isolagen’s Vice President of Finance and Corporate Controller since May 2005. Mr. Greenspan is a licensed Certified Public Accountant in the State of Pennsylvania. From October 2002 to April 2005, Mr. Greenspan was employed by Amkor Technology, Inc., most recently serving as Senior Director of Finance. From May 2000 to October 2002, Mr. Greenspan served as a Controller of AstroPower, Inc. From September 1994 to May 2000, Mr. Greenspan served as a public accountant at Arthur Andersen LLP, most recently as a Manager in the Attestation and Assurance practice. Mr. Greenspan holds both a B.S. in Accounting and an M.S. in Accounting and Management Information Sciences from the University of Delaware.

Steven Morrell.   Mr. Morrell was elected to the Board of Directors in May 2002. Since January 2001, Mr. Morrell has been a Partner at Teknoinvest AS, a Norwegian venture capital firm investing in Scandinavia and the United States in the life science and information technology sectors with $120 million under management. From January 1999 to January 2001, he was the Managing Director of a Teknoinvest portfolio company, Aquasmart International AS. From January 1998 to February 1999, he was the General Director of Veropharm Co., Ltd. Mr. Morrell has held numerous positions over the previous 14 years including: Managing Director for a Merck & Co., Inc. subsidiary; General Director of Veropharm Co., Ltd., a Russian pharmaceutical company; President of Hafslund Nycomed Pharma AG in Austria, and management consultant in McKinsey & Co., Inc. Mr. Morrell also served in the U.S. Air Force as an officer. Mr. Morrell currently serves as the Chairman of the Board of AKVA group ASA in Norway, CiDRA Corporation and MariCal, Inc., as well as a Member of the Board of QuNano AB in Sweden. From September 2004 until December 2005, Mr. Morrell served as a director of Vaso Active Pharmaceuticals Inc. Mr. Morrell holds an MBA from IMD, Switzerland and a B.Sc. degree with a major in Mathematics from Brigham Young University.

Henry Y. L. Toh.   Mr. Toh was appointed to the Board of Directors in January 2004. He is currently serving as a director with three other publicly traded companies. Since 2001, Mr. Toh has served as a director of Teletouch Communications Inc. Since 1992, Mr. Toh has served as an officer and director of C2 Global Technologies Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of National Auto Credit, Inc., a specialized finance and entertainment company. From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals Inc. Since 1992, Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Since August 2005, Mr. Toh has served as a director of Labock Technologies, Inc. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

Ralph V. De Martino.   Mr. De Martino was appointed to the Board of Directors in December 2002. Since June 2005, Mr. De Martino has been a member of the law firm of Cozen O’Connor in the firm’s Washington, DC office and serves as the Vice-Chair of the firm’s Securities Offerings and Regulations Practice Group. From January 2003 until June 2005, Mr. De Martino was the managing partner of the Washington, DC office of the law firm Dilworth Paxson LLP and was the National Chair of the Securities Department for the firm. Cozen O’Connor provides legal services to Isolagen and Dilworth Paxson LLP provided legal services to Isolagen. From 1983 to December 2002, Mr. De Martino served as the managing principal of the law firm of De Martino Finkelstein Rosen & Virga. Mr. De Martino is a graduate of Bucknell University and the George Washington University National Law Center. Mr. De Martino practices law in the areas of securities and corporate law.

Marshall G. Webb.   Mr. Webb was appointed to the Board of Directors in April 2004. Mr. Webb is President of Polaris Group, an advisory firm he founded in January 1999 to provide financial consulting and merger and acquisition services to public and private companies. Since March 2006, Mr. Webb has served as a director and member of the audit committee of ACR Group, Inc., a wholesale distributor of air conditioning, heating and refrigeration equipment. From February 2003 until December 2005, he served as Chief Executive Officer of HWIGroup, Inc., an early stage company formed to create security services solutions for maritime and land-based facilities including private companies and governmental agencies. Mr. Webb founded BrightStar Information Technology Group, Inc., a global provider of information technology solutions to government and business, and served as its Chief Executive Officer and as a director from 1997 through 1998. Since 2001, Mr. Webb has served as a director of Teletouch Communications, Inc., and is a member of its Audit and Compensation Committees. Mr. Webb served on the Board of Directors and Audit Committee of Omni Energy Services Corp. from February 2004 until April 2005. Mr. Webb attended Southern Methodist University, is a certified public accountant, and began his career with Peat, Marwick, Mitchell & Co.

Terry E. Vandewarker.   Mr. Vandewarker was appointed to the Board of Directors in October 2006. Mr. Vandewarker is currently a partner with a privately held family business. He served as a director of Inamed from July 2003 until March 2006. From July 1997 through July 2002, he held a number of senior operations and financial management positions at Encad, Inc., a publicly traded NASDAQ company until its acquisition by Eastman Kodak in 2002. Mr. Vandewarker was President and Chief Executive Officer of Encad from July 2000 through January 2002 and continued as President until July 2002. Prior to that, Mr. Vandewarker was Encad’s Vice President of Operations and Director of Finance. Prior to joining Encad, he received extensive experience in senior accounting and finance positions, including Vice

President and Chief Financial Officer for NexCycle, Inc. from 1995 through 1997 and Vice President and Chief Financial Officer for OCTUS, Inc. from 1993 through 1995. Prior to that he worked for a multi-national investment company, an entertainment company and for Price Waterhouse. Mr. Vandewarker is a Certified Public Accountant and holds a Bachelor of Science in Psychology from the University of California at Riverside and an M.B.A. in Accounting and Finance from the University of California at Los Angeles.

No director is related to any other director or executive officer of our company or our subsidiaries, and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Our Certificate of Incorporation, as amended, provides that the Board of Directors be divided into three classes. Each director serves a term of three years. At each annual meeting, the stockholders elect directors for a full term or the remainder thereof, as the case may be, to succeed those whose terms have expired. Each director holds office for the term for which elected or until his or her successor is duly elected.

Involvement in Legal Proceedings

Refer to Part I, Item 3. for a discussion of legal proceedings.

Code of Ethics.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. Our code of ethics is available on our website under the “Investor Information: Corporate Governance” heading at www.isolagen.com. If we materially amend or waive any provision of our the code of ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions, we will post the amendment or waiver at the same location on our website.

Board of Directors Meetings.

Our Board of Directors oversees the business affairs of Isolagen and monitors the performance of management. Members of the Board of Directors discussed various business matters informally on numerous occasions throughout the year 2006. The Board held 12 meetings during 2006. Each director attended at least 75% of the total number of meetings of the Board of Directors and the total number of meetings held by all Board committees on which they served.

Changes in Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees for our Board since the filing of our proxy statement for fiscal 2005 in which we discussed such procedures.

Audit Committee.

The duties and responsibilities of the Audit Committee are to oversee the selection and retention of our independent public accountants, to review the scope and cost of the audit, to review the performance and procedures of the auditors, to review the final report of the independent auditors, to be available for consultation with the independent auditors, to review with our Chief Financial Officer and independent auditors corporate accounting practices and policies and financial controls and to perform all other duties as the Board of Directors may from time to time designate.

Henry Y. L. Toh, Terry E. Vandewarker, and Marshall G. Webb comprise the Audit Committee. The Board has determined that each member of the Audit Committee is an independent director as required by the American Stock Exchange listing standards. The Board of Directors has determined that Messrs. Toh, Webb, and Vandewarker each qualify as an “audit committee financial expert” under federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of Isolagen with the SEC and the American Stock Exchange. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of the Section 16(a) forms furnished to us during the most recent fiscal year, we believe that all such forms required to be filed were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2006, except an option grant for Mr. Webb was filed one day late on Form 4.

Item 11.                 Executive Compensation

Compensation Discussion and Analysis

Summary

This report is the Compensation Discussion and Analysis of our executive compensation program and an explanation and analysis of the material elements of total compensation paid to each of our named executive officers. Included in the discussion is an overview and description of the following:

•       our compensation philosophy and program;

•       the objectives of our compensation program;

•       what the compensation program is designed to reward;

•       each element of compensation;

•       why we choose to pay each element;

•       how we determine the amount or formula (where applicable), for each element; and

•       how each compensation element and our decision regarding that element fit into our overall compensation objectives and affect decisions regarding other elements.

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid out compensation; and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for Isolagen and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate.

General Executive Compensation Philosophy

Our general executive compensation philosophy has been established by the Compensation Committee of the Board of Directors, which acts pursuant to authority delegated to it by the Board of Directors.

We compensate our executive management through a combination of salaries, merit based performance bonuses, and long-term equity compensation that is designed to be competitive with comparable companies within the life sciences industry. Our executive compensation program is structured to align management’s incentives with the long-term interests of our shareholders, and to maximize profitability and shareholder value.

We adhere to the following compensation policies, which are designed to support the achievement of our business strategies:

•       Our executive compensation program should strengthen the relationship between compensation, both cash and equity-based, and performance by emphasizing variable, at-risk compensation that is dependent upon the successful achievement of specified corporate, business unit and individual performance goals.

•       A portion of each executive’s total compensation should be comprised of long-term, at-risk compensation to focus management on the long-term interests of shareholders.

•       An appropriately balanced mix of at-risk incentive cash and equity-based compensation aligns the interests of our executives with that of our shareholders. The equity-based component promotes a continuing focus on building profitability and shareholder value.

•       Total compensation should enhance our ability to attract, retain, motivate and develop knowledgeable and experienced executives upon whom, in large part, our successful operation and management depends.

We set compensation by establishing targeted compensation levels for each senior executive and allocating that compensation amount among base salary, incentive-based compensation, and long-term equity compensation. At the highest and most senior levels we offer incentive based compensation to reward company wide performance and by attributing awards primarily to maximize future profitability, stock appreciation and shareholder value.

A fundamental core principle of our executive compensation program is the belief that compensation paid to executive officers should be closely aligned with our near- and long-term success, while simultaneously giving us the flexibility to recruit and retain the most qualified key executives. Our compensation program is structured so that it is related to our achieving corporate and operational milestones, as well as our stock performance and other factors, direct and indirect, all of which may influence long-term shareholder value and our success. As a result, we have designed our total executive compensation plan to include the following elements:

•       Annual Base Salaries;

•       Annual Performance-Based Cash Bonuses;

•       Long-Term Equity -Based Compensation; and

•       Certain Other Benefits.

We utilize each of these elements of executive compensation in an attempt to attain the proper balance between our short- and long-term success, as well as between our financial performance and shareholder return. We believe that the executive compensation program for our named executive officers is consistent with our financial performance and the performance of each named executive officer.

Our Named Executive Officers for 2006

This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2006, our named executive officers consisted of the following officers:

1.     Mr. Nicholas L. Teti—In June 2006, Mr. Teti agreed to join Isolagen and serve as our Chairman of the Board and Chief Executive Officer.

2.     Ms. Susan Stranahan Ciallella—During 2006, Ms. Ciallella served as our President, Secretary, and Chief Legal Officer. In addition, Ms. Ciallella served as our Chief Executive Officer from October 2005 until Mr. Teti joined us in June 2006.

3.     Mr. Declan Daly—In June 2006, Mr. Daly agreed to join Isolagen and serve as our Executive Vice President and Chief Financial Officer.

4.     Mr. Steven Trider—In June 2006, Mr. Trider agreed to join Isolagen and serve as a Senior Vice President.

5.     Mr. Todd J. Greenspan—During 2006, Mr. Greenspan served as our Corporate Controller and Vice President.

6.     Mr. Martin E. Schmieg—Mr. Schmieg served as our Chief Financial Officer during the first quarter of 2006 until his resignation on March 31, 2006.

Total Overall Compensation

To assist us in establishing targeted overall compensation for our named executive officers (i.e., the aggregate level of compensation to be paid if stated performance goals are fully met), periodically our Compensation Committee engages an independent compensation consultant to review the compensation structure of senior management at comparable companies. In 2005, our Compensation Committee engaged Mellon Consultants, LLC, d/b/a Human Resources & Investor Solutions as an independent compensation consultant to review the compensation structure of senior management at comparable companies. Comparable companies included biotech and pharmaceutical companies, that were selected based upon a number of factors, including: prior fiscal year revenue, number of employees, stock price, market capitalization, and the types of individuals recruited by the companies. For the purposes of the report of the independent consultant, our “peer group” consisted of Alterra Healthcare Corp., Adolor Corp., Alteon Inc., Ariad Pharmaceuticals Inc., Avi Biopharma Inc., Biolase Technology Inc., Cellegy Pharmaceuticals Inc., Cutera Inc., Depomed Inc., Encysive Pharmaceuticals Inc., Entremed Inc., Gena Era Corp., Insmed Inc., Introgen Therapeutics Inc., Lifecell Corp., Pharmos Corp., Tanox Inc., Vaxgen Inc., Candela Corp., Immunomedics Inc., Geron Corporation and Nexmed Inc. The consultant also provided us with general data to assist us with respect to establishing compensation programs at other levels within our organization.

The overall results of the study conducted by the consultant provided the starting point for us to analyze our executive compensation program. In addition, we looked beyond the results of the study and carefully considered other material factors, such as the overall experience and background of the executives. Some adjustments to the data were made to reflect our size and scale.

In 2006, base salaries generally were targeted at 50% to 75% median levels for the peer group of companies supplemented with survey data and were adjusted to recognize varying levels of responsibility, individual performance, and business unit performance, as well as external pay practices.

After careful consideration and analysis of the aggregate compensation data, we established the targeted overall compensation for Mr.Teti. Due to Mr. Teti’s background and prior experience, the Compensation Committee determined it to be in our best interests to pay a premium over that level of compensation we generally pay to executives, which is in the 50th through the 75th percentile of similar life sciences companies. That determination was made in light of Mr. Teti’s experience and his prior success in creating shareholder value, and the Compensation Committee’s determination that Mr. Teti’s addition had the potential of significantly improving our long term performance prospects. Mr. Teti’s experience includes serving as President, Chief Executive Officer and as a director of Inamed Corp. from July 2001 until March 2006 and as President, Chief Executive Officer and Chief Operating Officer of DuPont Pharmaceuticals Company from November 1999 until December 2000.

Following a similar review process for our President, Ms. Ciallella, we established overall targeted compensation in excess of the 50% to 75% median levels for the peer group of companies discussed above. This amount represented more than what our survey of comparables indicated and was adjusted based on Ms. Ciallella’s increased duties and her superior level of performance during her tenure as Chief Executive Officer.

We followed a similar review process in determining the target compensation for Messrs. Daly, Trider, Greenspan, and Schmieg. In addition, we considered recommendations from Mr. Teti, our Chairman and Chief Executive Officer, regarding total compensation for Messrs. Daly and Trider. Each of these officers compensation were at the 50% to 75% median levels for the peer group of companies discussed above, supplemented with survey data and adjusted to recognize varying levels of responsibility, as well as external pay practices.

We expect to retain an independent compensation consultant to review overall compensation during 2007, and thereafter as the need arises.

Elements of Compensation

Base Salaries

Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual, our Board of Directors’ and Compensation Committee’s assessment of the contribution and competence of the individual and other primarily judgmental factors deemed relevant by our Board of Directors and Compensation Committee. Base compensation generally is targeted at the level of compensation paid to executives in the 50th through the 75th percentile of similar life sciences companies, with allowance to pay a premium for candidates that are perceived to perform at a high level. For 2006, base salaries generally were targeted at 50% to 75% median levels for the peer group of companies supplemented with survey data and were adjusted to recognize varying levels of responsibility and individual performance, as well as external pay practices. As discussed above, we determined it to be in our best interests to pay a premium over that level of compensation paid to executives in the 50th through the 75th percentile of similar life sciences companies in order to attract Mr. Teti to join us as Chief Executive Officer based on his background and experience and to continue to retain the services of Ms. Ciallella as President.

Base salaries are reviewed annually by our Compensation Committee and our Board of Directors, and adjusted from time to time pursuant to such review or at other appropriate times. Where possible and appropriate, salaries are realigned based upon market levels after taking into account individual responsibilities, performance and experience.

Bonuses

Amounts shown as Non-Equity Incentive Plan Compensation in the Summary Compensation Table are based on our and the individual meeting performance criteria objectives. The final determination for all bonus payments are made by our Compensation Committee. Actual bonus awards are paid at a level commensurate with performance against pre-established objectives set forth in a bonus performance grid.

In 2006, we established the bonus performance grid mid-year after Mr. Teti joined us in June 2006. Therefore, for 2006, Ms. Ciallella and Mr. Greenspan, our only named executive officers that served in their roles for the full year, had their bonuses determined pursuant to two different compensation philosophies and systems. Their bonuses relating to the period following the creation of the 2006 bonus performance grid were based on the bonus performance grid and their bonuses with respect to the first half of the year were computed by the Compensation Committee based upon its subjective assessment of each of the individual’s performance during that period.

The 2006 bonus performance grid contained specific measures and associated targets related to the Company’s overall business strategy. Achieving the target performance for all measures would yield a score of 100 points. In general, the 2006 bonus performance grid consisted of the following areas: (a) progress with our clinical trials and protocols, (b) obtaining financial targets, (c) corporate restructuring goals, (d) regulatory compliance, (e) progress related to our manufacturing processes, (f) bringing new products to market, (g) completing and integrating acquisitions, (h) hiring key personnel, and (i) identifying and developing potential business opportunities.

We set bonuses based on these performance measures in an effort to align the interests of our officers with those of our shareholders. Although the performance goals established for purposes of determining bonus awards are fixed at the inception of a period, we have and will occasionally consider additional performance rating goals when evaluating the bonus compensation structure of our executive management. In addition, in instances where the employee has responsibility over a specific area, individual performance goals may be directly tied to the overall performance of that particular area and bonus compensation may be varied accordingly.

In 2006, targeted bonus levels for our Chief Executive Officer and President were established at 70% of their respective base salaries. In 2006, the targeted bonus levels for Messrs. Daly, Greenspan, and Trider were 50%, 35%, and 30%, respectively. No bonus was paid to Mr. Schmieg. The targeted bonus level represents the amount payable to the respective officer if the 100 points are achieved in the bonus performance grid. For the second half of 2006, the period during which the performance grid was in effect, 71 points (out of 100) were earned in the bonus performance grid. Two of our “named executive officers,” Ms. Ciallella and Mr. Greenspan were in the employ of the Company throughout 2006. Our compensation committee determined that Ms. Ciallella exceeded all of her performance bonus criteria during the first half of 2006, during her tenure as CEO and prior to the adoption of the performance grid, and awarded her 100% of her target bonus for that period. With respect to Mr. Greenspan, it was determined that he exhibited the same high level of performance during the first half of the year as he exhibited after the performance grid was adopted, and therefore the Compensation Committee determined to set his bonus for the first half of 2006 at approximately the same level as utilized for the second half of 2006, that is 71% of target, as discussed above.

As new hires in 2006, Messrs. Teti and Trider were provided with sign-on bonuses of $250,000 and $50,000, respectively. These bonuses were part of the offers made to attract Messrs. Teti and Trider.

Equity Incentive Grants

In keeping with our philosophy of providing a total compensation package that favors at-risk components of pay, long-term incentives comprise a significant component of our executives’ total compensation package. These incentives are designed to motivate and reward executives for maximizing shareholder value and encourage the long-term employment of key employees. Our objective is to provide executives with above-average, long-term incentive award opportunities.

We view stock options as our primary long-term compensation vehicle for our executive officers. Stock options are granted at the prevailing market price on the date of grant and will have value only if our stock price increases. Grants of stock options generally are based upon our performance, the level of the executive’s position, and an evaluation of the executive’s past and expected future performance. Our Compensation Committee grants stock options periodically, but not necessarily on an annual basis.

Although we believe that stock options will continue to be used as the predominant form of stock-based compensation, our outside research has shown that companies in the life sciences industry are utilizing a mix of both stock options and full-value equity incentive grants. In line with these practices, the 2005 Equity Incentive Plan adopted last year also includes full-value share equity incentive grants as an integral portion of the Plan. Our at-risk component of pay for long-term executive incentives may include other performance-based awards such as stock appreciation rights, performance shares or restricted stock grants.

Except as discussed in the following sentence, the options issued to our named executive officers all were issued in connection with the executive officer’s initial employment. In January 2006, we issued restricted stock options to Ms. Ciallella and Mr. Greenspan as a bonus for fiscal 2005, which were subsequently exchanged for stock options during the first quarter of 2006.

Except for the following options, all the options we issued to named executive officers vest over a period of three years from the date of grant. When Mr. Teti was hired in June 2006, we granted Mr. Teti two grants:(i) an option to purchase 2,000,000 shares vesting quarterly over a period of three years, and (ii) an option to purchase 500,000 shares that vests upon the occurrence of certain events, most notably the disposition of the Company at a value of $25 or more per share. When Mr. Teti was hired, we also issued an option to Ms. Ciallella to purchase 400,000 shares vesting on the same terms as Mr. Teti’s 500,000 share option in order to align her performance incentives with Mr. Teti’s and the long term objective of realizing significant increases in shareholder value. Of course, there can be no assurance that objective will be realized.

Backdating and Springloading Options

We do not backdate options or grant options retroactively. In addition, we do not intentionally coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information. Our options are granted at fair market value on a fixed date or event (such as the first day of an employee’s hire), with all required approvals obtained in advance of or on the actual grant date. All grants to executive officers require the approval of our Compensation Committee. We consider fair market value to be the closing price of our common stock on the American Stock exchange on the grant date.

Other Benefits

Severance Benefits

We offer severance benefits to our executive management and to the rest of our employees on a case by case basis as required under the terms of each respective employment agreement. Under our severance agreements, benefits may be provided when there is termination for “good reason” or without “cause.” The definitions for these terms are set forth in the respective employment agreements.

The severance agreements for our Chief Executive Officer and President provide that upon termination of their employment agreement by us for a reason other than for “cause” or by the officer for “good reason,” such officers are entitled to severance payments equal to his or her base salary for the remaining term of their employment agreement, when, as and if such payments would have been made in the absence of the termination, as well as a pro rated amount of any bonus due for the portion of the year in which they served as an officer. In addition to salary and bonus, the severance agreements for our Chief Executive Officer and President provide for continued health, insurance and other benefits during the period that severance benefits are being paid.

The severance arrangements set forth in the employment agreements for the remainder of our named executive officers (excluding Mr. Schmieg for whom no severance was paid and those officers who are not party to employment agreements) provide that upon termination of their respective employment agreements by us for a reason other than for “cause,” such officers would be entitled to a severance payment equal to their base salary for the lesser of six months or the remainder of the term of their agreements; Mr. Greenspan’s severance agreements provides for a severance payment equal to his base salary for the lesser of twelve months or the remainder of the term of his agreement; provided further that if Mr. Greenspan becomes employed following termination, his severance payments will cease except that Mr. Greenspan would receive at least six months of payments notwithstanding reemployment.

Change in Control

We offer certain change in control benefits to our executive management as part of our overall total executive compensation program on a case by case basis as required under the terms of each officer’s respective employment agreement. We believe that such benefits serve and protect the best interests of our shareholders in the event of a change in control transaction.

We have granted our named executive officers the following change in control benefits. Excluding the performance based options granted to Mr. Teti and Ms. Ciallella, the options granted to Mr. Teti, Ms. Ciallella, Mr. Daly, and Mr. Trider immediately vest upon a change in control of Isolagen. In addition, Mr. Teti and Ms. Ciallella are permitted to terminate their employment with us for “good reason” upon a change in control of Isolagen, which would cause the payment of the severance benefits discussed above. No other named executive officer is entitled to change in control benefits.

Perquisites and Other Benefits

We give the following perquisites (“perks”) to our named executive officers. Mr. Teti, Ms. Ciallella, and Mr. Greenspan are provided a monthly non-accountable expense allowance of $5,000, $1,800, and $400, respectively, for automobile payments (including lease payments, insurance, maintenance, and gasoline) and private club memberships and/or dues. In addition, we provide Mr. Teti, Ms. Ciallella, Mr. Daly, and Mr. Trider with life insurance and disability benefits. We also confer additional benefits to senior executives that are offered to all of our employees.

Executive Compensation Process

Our Compensation Committee oversees and approves all compensation and awards made to executive officers under our executive compensation program. The Compensation Committee reviews the performance and compensation of the Chief Executive Officer, President, and other named executive officers, and establishes their compensation accordingly with consultation from others when appropriate. The Compensation Committee also makes grants of equity compensation in the form of stock options and restricted stock awards based in part on recommendations from the Chief Executive Officer.

Compensation Committee Report

The Compensation Committee reviewed and discussed the above Compensation Discussion and Analysis with Isolagen’s management. Based on the review and discussions, the Compensation Committee recommended to Isolagen’s Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee

/s/ Steven Morrell
/s/ Henry Toh
/s/ Marshall Webb
/s/ Ralph V. De Martino (Member of Compensation Committee during 2006)

Executive Officer Compensation

The following table sets forth information regarding compensation with respect to the fiscal year ended December 31, 2006, paid or accrued by us to or on behalf of those persons who, during the fiscal year ended December 31, 2006, served as our Chief Executive Officer, Chief Financial Officer, and our

most highly compensated executive officers that were serving as our officers as of December 31, 2006 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Nicholas L. Teti, Chairman of the Board & Chief Executive Officer(2)	2006	390,385	250,000	—	686,013	(6)	230,000	33,462	(7)	1,589,860
Susan S. Ciallella, President(3)	2006	473,539	—	14,067	56,250	(8)	280,000	18,757	(7)	842,613
Declan Daly, EVP and Chief Financial Officer(2)	2006	194,128	—	—	62,972	(9)	75,000	—		332,100
Steven Trider, Senior Vice President(2)	2006	139,423	50,000	—	38,752	(10)	12,500	—		240,675
Todd Greenspan, Corporate Controller(4)	2006	178,721	—	2,638	7,635	(11)	45,000	—		233,994
Martin E. Schmieg, Former Chief Financial Officer(5)	2006	94,231	—	—	93,281	(12)	—	—		187,512

       (1) Represents the compensation expense incurred by us in the respective fiscal year in connection with the grants of restricted common stock or stock options, as applicable, calculated in accordance with SFAS 123(R). See Note 12 of Notes to Consolidated Financial Statements for additional information, including valuation assumptions used in calculating the fair value of the award.

       (2) Messrs. Teti, Daly, and Trider joined Isolagen in June 2006.

       (3) Ms. Ciallella joined Isolagen in April 2005.

       (4) Mr. Greenspan joined Isolagen in May 2005.

       (5) Mr. Schmieg joined Isolagen in April 2005 and resigned March 31, 2006.

       (6) Consists of an option to purchase 2,000,000 shares of common stock vesting in twelve equal quarterly installments over a three year period. Does not include a performance option grant to purchase 500,000 shares, as such compensation expense will only be recorded when achievement of the performance criteria is “probable,” per SFAS 123(R). For a more detailed discussion of the terms of the option grant, please refer to the “Grants of Plan-Based Awards” table below.

       (7) Represents a non-accountable expenses allowance for all expenses incurred in connection with automobile expenses and private club membership(s) and/or dues.

       (8) Consists of an option to purchase 160,000 shares of common stock vesting in twelve equal quarterly installments over a three year period. Does not include a performance option grant to purchase 400,000 shares, as such compensation expense will only be recorded when achievement of the performance criteria is “probable,” SFAS 123(R). For a more detailed discussion of the terms of the option grant, please refer to the “Grants of Plan-Based Awards” table below.

       (9) Consists of an option to purchase 325,000 shares vesting in three equal annual installments.

(10) Consists of an option to purchase 200,000 shares vesting in three equal annual installments.

(11) Consists of an option to purchase 30,000 shares vesting in three equal annual installments.

(12) Mr. Schmieg was granted an option to purchase 300,000 shares of common stock during 2005, all of which were vested as of December 31, 2005. Upon his resignation, Mr. Schmieg agreed to forfeit 200,000 shares underlying the option, and we agreed to extend the termination date of his remaining option for five years. The amount set forth in the table represents the compensation expense calculated in accordance with SFAS 123(R) related to this modification.

Grants of Plan-Based Awards

The following table sets forth certain information concerning the grant of awards made to our named executive officers during the year ended December 31, 2006.

Grants of Plan-Based Awards—2006

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards					All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target		Maximum		or Units	Options		Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)		(#)		(#)	(#)		($/ Sh)	($)(2)
Nicholas L. Teti		0	285,833	285,833
	6/5/06				0	500,000	(3)	500,000	(3)				1.88		(8)
	6/5/06										2,000,000	(4)	1.88	2,744,050
Susan S. Ciallella		0	336,000	336,000
	6/5/06				0	400,000	(5)	400,000	(5)				1.88		(8)
	4/13/06										160,000	(6)	1.89	225,000
	1/24/06
										6,667				14,067
Declan Daly		0	97,708	97,708
	6/5/06										325,000	(7)	1.87	323,856
Steven Trider		0	43,750	43,750
	6/5/06										200,000	(7)	1.87	199,296
Todd Greenspan		0	63,000	63,000
	4/13/06										30,000	(7)	1.89	30,541
	1/24/06									1,250				2,638
Martin E. Schmieg	—	—	—	—	—	—		—		—	—		—	93,281	(9)

(1)                Amounts represent maximum potential cash bonus amounts payable pursuant to the respective named executive officer’s employment agreement if all of goals and targets were achieved for 2006 performance to be paid in 2007 for each named executive officer. The Compensation Committee may, at their complete discretion, award additional or lower amounts. The amounts for Messrs. Teti, Daly, and Trider are to be prorated based on their June 2006 hire date.

(2)                Represents the full grant date fair value of the grant of restricted common stock or stock option, as applicable, calculated in accordance with SFAS 123(R). See Note 12 of Notes to Consolidated Financial Statements for additional information, including valuation assumptions used in calculating the fair value of the awards.

(3)                The shares underlying the option vest upon the occurrence of any of the following events: (i) upon the closing of the sale of substantially all of the assets of Isolagen or the reorganization, consolidation or the merger of Isolagen; provided that the event results in the payment or distribution of consideration valued in good faith by the Board of Directors at $25 per share or more; or (ii) upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of common stock of Isolagen at a price per share valued in good faith by the Board of Directors at $25 or more; or (iii) immediately following a “Stock Acquisition Date,” as that term is defined in the Rights Plan adopted by Isolagen on May 12, 2006 (provided that said rights are not subsequently redeemed by Isolagen or that the Rights Plan is not subsequently amended to preclude exercise of the rights issued thereunder, prior to the Distribution Date, as that term is defined in the Rights Plan); or (iv) at such other time as the Board of Directors, in its sole discretion, deems appropriate; provided in each instance Mr. Teti is the Chief Executive Officer at the time of said event.

(4)                The shares underlying the option vests in twelve equal quarterly installments over a three year period.

(5)                The shares underlying the option vest upon the occurrence of the same events set forth in footnote 3 above, provided in each instance Ms. Ciallella is employed by us at the time of said event.

(6)                The shares underlying the option vests in twelve equal quarterly installments over a three year period.

(7)                The shares underlying the option vest in three equal annual installments.

(8)                Pursuant SFAS 123(R), no compensation expense has been recorded as the performance criteria at the present time is not considered to be “probable,” per SFAS 123(R).

(9)                Mr. Schmieg was granted an option to purchase 300,000 shares of common stock during 2005, all of which were vested as of December 31, 2005. Upon his resignation, Mr. Schmieg agreed to forfeit 200,000 shares underlying the option, and we agreed to extend the termination date of his remaining option for five years. The amount set forth in the table represents the compensation expense calculated in accordance with SFAS 123(R) related to this modification.

Discussion of Employment Agreements and Termination or Change in Control Arrangements

On June 5, 2006, we and Mr. Nicholas L. Teti entered into an employment agreement (the “Agreement”) pursuant to which Mr. Teti agreed to serve as Chairman of the Board and Chief Executive Officer of Isolagen until June 30, 2009. The Agreement will be automatically renewed for an additional one-year term unless we notify Mr. Teti one year prior to the expiration of the Agreement of our intention not to renew the Agreement. The Agreement provides for an annual base salary of $700,000, which will be periodically reviewed and may be increased at the Board’s discretion. Mr. Teti was entitled to a one-time payment in the amount of $250,000. Mr. Teti is entitled to receive an annual bonus, with the 2006 annual bonus being prorated for the period of employment in that year, payable each year subsequent to the issuance of final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Compensation Committee of the Board of Directors, based primarily on criteria mutually agreed upon with Mr. Teti. The targeted amount of the annual bonus shall be 70% of Mr. Teti’s base salary. The actual annual bonus for any given period may be higher or lower than 70%. For any fiscal year in which Mr. Teti is employed for less than the full year, he shall receive a bonus which is prorated based on the number of full months in the year which are worked. Mr. Teti is entitled to a non-accountable expense allowance of $5,000 per month for all expenses incurred in connection with his automobile and private club membership(s) and/or dues. The Agreement provides that Mr. Teti receive a life insurance benefit in the amount of $2 million and disability insurance benefits of at least 60% of his base salary.

Under the Agreement, Mr. Teti was granted the following option grants: (a) an option to purchase 2,000,000 shares of our common stock at an exercise price equal to the closing of the common stock on the last trading day preceding execution of the Agreement, which vests in twelve equal quarterly installments commencing June 30, 2006; and (b) a performance stock option grant to purchase 500,000 shares of common stock at an exercise price equal to the closing of the common stock on the last trading day preceding execution of the Agreement that shall vest upon the occurrence of any of the following events: (i) upon the closing of the sale of substantially all of the assets of Isolagen or the reorganization, consolidation or the merger of Isolagen; provided that the event results in the payment or distribution of consideration valued in good faith by the Board of Directors at $25 per share or more; or (ii) upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of Isolagen common stock at a price per share valued in good faith by the Board of Directors at $25 or more; or (iii) immediately following a “Stock Acquisition Date,” as that term is defined in the rights plan adopted by Isolagen on May 12, 2006 (provided that said rights are not subsequently redeemed by Isolagen or that the rights plan is not subsequently amended to preclude exercise of the rights issued thereunder, prior to the Distribution Date, as that term is defined in the rights plan); or (iv) at such other time as the Board of Directors, in its sole discretion, deems appropriate; provided in each case that Mr. Teti is Isolagen’s Chief Executive Officer at the time of said event. Notwithstanding the foregoing, the vesting of the stock option grant described in (a) above shall accelerate and vest immediately upon a “change in control” of Isolagen as that term is defined in the Agreement.

Upon termination of the Agreement by Isolagen without “cause” or by Mr. Teti for “good reason” (each as defined in the Agreement), Mr. Teti is entitled to a severance payment equal to his base salary for the remaining term of the Agreement, and the prorated share of any annual bonus for the remaining term. Among other items, a change in control of Isolagen or a change in Mr. Teti’s job responsibilities each constitute “good reason” under the Agreement. Upon termination of the Agreement by Isolagen for “cause” or upon the death or disability of Mr. Teti, Mr. Teti is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. During any period in which severance payments are being made, Mr. Teti has agreed not to compete with Isolagen, and during such period Mr. Teti shall continue to be covered by our health plans and continue to receive his insurance and disability benefits. Assuming Mr. Teti’s employment was terminated without “cause” by us or with “good reason” by Mr. Teti on December 31, 2006, we would pay or provide to Mr. Teti (i) $58,333 per month over the thirty month period following the termination date, when, as and if such payments would have been made in the absence of the termination (ii) his 2006 annual bonus in a lump sum when such payment would have been made in the absence of the termination, (iii) his health benefits over the thirty month period following the termination date, at a cost of $1,352 per month, and (iv) his life insurance and disability benefits over the thirty month period following the termination date. We have not yet obtained life insurance or disability benefits for Mr. Teti, and as such, we are unable to estimate the costs associated with those benefits.

On June 5, 2006, we hired Mr. Declan Daly to serve as our Executive Vice President—Europe and Chief Financial Officer pursuant to an offer letter with Mr. Daly. On March 12, 2007, we entered into an employment agreement (the “Agreement”) with Mr. Daly. The Agreement is for a term ending on June 30, 2009 and provides for an annual salary of $368,500. Pursuant to the Agreement, beginning in fiscal year 2007, Mr. Daly is entitled to receive an annual bonus, payable each year subsequent to the issuance of final audited financial statements, but in no case later than 120 days after the end of Isolagen’s most recently completed fiscal year. The final determination on the amount of the annual bonus is made by the Compensation Committee of the Board of Directors, based primarily on criteria agreed upon between Isolagen’s CEO and Mr. Daly and approved by the Compensation Committee. The targeted amount of the annual bonus shall be 50% of Mr. Daly’s base salary with a maximum bonus of 70% of Mr. Daly’s base salary. The actual annual bonus for any given period may be higher or lower than such amounts. For any fiscal year in which Mr. Daly is employed for less than the full year, he shall receive a bonus which is prorated based on the number of full months in the year which are worked. The Agreement provides that Mr. Daly receive a life insurance benefit in the amount of $1 million and disability insurance benefits of at least 60% of his base salary. As part of his employment, Mr. Daly was granted a five-year option to purchase 325,000 shares of Isolagen common stock at an exercise price equal to the closing of the common stock on the date of the offer letter, which vests ratably on an annually basis over three years; provided that pursuant to the Agreement the vesting of the stock option will accelerate and vest immediately upon a “change in control” of Isolagen, which is defined in the Agreement. Upon termination of the Agreement by Isolagen for a reason other than for cause or upon the death or disability of Mr. Daly, Mr. Daly is entitled to a severance payment equal to his base salary for the lesser of six months or the remainder of the term of the Agreement. During any period in which severance payments are being made, Mr. Daly has agreed not to compete with Isolagen. Assuming Mr. Daly’s employment was terminated without “cause” by us on December 31, 2006, we would pay to Mr. Daly $27,083 per month over the six month period following the termination date, when, as and if such payments would have been made in the absence of the termination. We have not yet obtained life insurance or disability benefits for Mr. Daly, and as such, we are unable to estimate the costs associated with those benefits.

On June 5, 2006, we hired Mr. Steven C. Trider to serve as a Senior Vice President pursuant to an offer letter with Mr. Trider. On March 12, 2007, we entered into an employment agreement (the “Agreement”) with Mr. Trider. The Agreement is for a term ending on June 30, 2009 and provides for an annual salary of $250,000. Mr. Trider was entitled to a one-time payment of $50,000 upon commencement of his employment in June 2006. The Agreement provides that Mr. Trider receives a life insurance benefit in the amount of $1 million and disability insurance benefits of $10,000 per month. Pursuant to the Agreement, beginning in fiscal year 2007, Mr. Trider is entitled to receive an annual bonus, payable each year subsequent to the issuance of final audited financial statements, but in no case later than 120 days after the end of Isolagen’s most recently completed fiscal year. The final determination on the amount of the annual bonus is made by the Compensation Committee of the Board of Directors, based primarily on criteria agreed upon between Isolagen’s CEO and Mr. Trider and approved by the Compensation Committee. The targeted amount of the annual bonus shall be 30% of Mr. Trider’s base salary. The actual annual bonus for any given period may be higher or lower than 30%. For any fiscal year in which Mr. Trider is employed for less than the full year, he shall receive a bonus which is prorated based on the number of full months in the year which are worked. As part of his employment, Mr. Trider was granted a five-year option to purchase 200,000 shares of Isolagen common stock at an exercise price equal to the closing of the common stock on the date of the offer letter, which vests ratably on an annually basis over three years; provided that pursuant to the Agreement the vesting of the stock option will accelerate and vest immediately upon a “change in control” of Isolagen, which is defined in the Agreement. Upon termination of the Agreement by Isolagen for a reason other than for cause or upon the death or disability of Mr. Trider, Mr. Trider is entitled to a severance payment equal to his base salary for the lesser of six months or the remainder of the term of the Agreement. During any period in which severance payments are being made, Mr. Trider has agreed not to compete with Isolagen. Assuming Mr. Trider’s employment was terminated without “cause” by us on December 31, 2006, we would pay to Mr. Trider $20,833 per month over the six month period following the termination date, when, as and if such payments would have been made in the absence of the termination.

On March 13, 2006, we entered into an Amended and Restated Employment Agreement with Ms. Susan Ciallella (the “Amended Agreement”) pursuant to which Ms. Ciallella agreed to serve as President and Chief Executive Officer of Isolagen for an initial term ending June 30, 2009, which may be renewed for an additional one-year term by mutual agreement. The Amended Agreement provides for an annual salary of $480,000. Ms. Ciallella is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Compensation Committee of the Board of Directors, based primarily on mutually agreed upon criteria. The targeted amount of the annual bonus shall be 70% of Ms. Ciallella’s base salary assuming that the criteria are satisfied, although the actual bonus may be higher or lower. Ms. Ciallella is entitled to a non-accountable expense allowance of $1,800 per month for all expenses incurred in connection with her automobile and private club membership(s) and/or dues. The Amended Agreement provides that Ms. Ciallella receive a life insurance benefit in the amount of $1 million and disability insurance benefits of at least 60% of her base salary. Upon termination of the Amended Agreement by Isolagen for a reason other than for “cause” or by Ms. Ciallella for “good reason” (each as defined in the Amended Agreement), Ms. Ciallella is entitled to a severance payment equal to her base salary for the remaining term of the Amended Agreement. Among other items, a change in control of Isolagen or a change in Ms. Ciallella’s job responsibilities each constitute “good reason” under the Amended Agreement. The Amended Agreement allowed Isolagen to hire a Chief Executive Officer without giving rise to “good reason” provided that Ms. Ciallella remains President. Upon termination of the Amended Agreement by Isolagen for “cause” or upon the death or disability of Ms. Ciallella, Ms. Ciallella is entitled to all amounts due to her for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. During any period in which severance payments are being made, Ms. Ciallella has agreed not to compete with Isolagen, and during such period Ms. Ciallella shall continue to be covered by our health plans and continue to receive her insurance and disability benefits. Assuming Ms. Ciallella’s employment was terminated without “cause” by us or with “good reason” by Ms. Ciallella on December 31, 2006, we would pay or provide to Ms. Ciallella (i) $40,000 per month over the thirty month period following the termination date, when, as and if such payments would have been made in the absence of the termination (ii) her 2006 annual bonus in a lump sum when such payment would have been made in the absence of the termination, (iii) her health benefits over the thirty month period following the termination date, at a cost of $825 per month, and (iv) her life insurance and disability benefits over the thirty month period following the termination date. We have not yet obtained life insurance or disability benefits for Ms. Ciallella, and as such, we are unable to estimate the costs associated with those benefits. Please see Item 9B for further information.

On March 13, 2006, we entered into an Employment Agreement with Mr. Todd Greenspan pursuant to which Mr. Greenspan agreed to serve as Vice President, Finance and Corporate Controller of Isolagen for an initial term ending December 31, 2008, which may be renewed for an additional one-year term by mutual agreement. The agreement provides for an annual salary of $180,000. Mr. Greenspan is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Compensation Committee of the Board of Directors, based primarily on criteria established by our Chief Executive Officer and agreed to by the Compensation Committee. The targeted amount of the annual bonus shall be 35% of Mr. Greenspan’s base salary, although the actual bonus may be higher or lower. Mr. Greenspan is entitled to a non-accountable automobile allowance of $400 per month. Upon termination of the agreement by Isolagen for a reason other than for “cause” (as defined in the agreement) or upon the death or disability of Mr. Greenspan, Mr. Greenspan is entitled to a severance payment equal to his base salary for the lesser of twelve months from the date of termination or for the remaining term of the agreement, when, as and if such payments would have been made in the absence of the termination; provided that if Mr. Greenspan becomes employed following termination, the severance payments will cease except that Mr. Greenspan shall receive at least six months of payments notwithstanding reemployment. Upon termination of the agreement by Isolagen for “cause” or upon the death or disability of Mr. Greenspan, Mr. Greenspan is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. During any period in which severance payments are being made, Mr. Greenspan has agreed not to compete with Isolagen. Assuming Mr. Greenspan’s employment was terminated without “cause” by us on December 31, 2006, we would pay to Mr. Greenspan $15,000 per month over the twelve month period following the termination date, when, as and if such payments would have been made in the absence of the termination provided that if Mr. Greenspan becomes employed following termination, the severance payments will cease except that Mr. Greenspan shall receive at least six months of payments notwithstanding reemployment.

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at December 31, 2006. None of our named executive officers had any unvested restricted stock awards at December 31, 2006.

Outstanding Equity Awards At Fiscal Year-End—2006

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned		Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		Options (#)		($)	Date
Nicholas L. Teti	500,000	1,500,000	(1)	—		1.88	6/5/2016
				500,000	(2)	1.88	6/5/2016
Susan S. Ciallella	26,667	133,333	(3)	—		1.89	4/13/2016
	300,000	—				4.70	4/28/2015
				400,000	(4)	1.88	6/5/2016
Declan Daly	—	325,000	(5)	—		1.87	6/5/2011
Steven Trider	—	200,000	(5)	—		1.87	6/5/2011
Todd Greenspan	—	30,000	(6)	—		1.89	4/13/2011
	50,000	—		—		4.45	5/3/2010
Martin E. Schmieg	100,000	—		—		5.08	3/31/2011

(1)          Vests in installments of 166,667 shares on March 31, 2007; June 30, 2007; September 30, 2007; December 31, 2007; March 31, 2008; June 30, 2008; September 30, 2008; December 31, 2008; and March 31, 2009.

(2)          The shares underlying the option vest upon the occurrence of any of the following events: (i) upon the closing of the sale of substantially all of the assets of Isolagen or the reorganization, consolidation or the merger of Isolagen; provided that the event results in the payment or distribution of consideration valued in good faith by the Board of Directors at $25 per share or more; or (ii) upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of common stock of Isolagen at a price per share valued in good faith by the Board of Directors at $25 or more; or (iii) immediately following a “Stock Acquisition Date,” as that term is defined in the Rights Plan adopted by Isolagen on May 12, 2006 (provided that said rights are not subsequently redeemed by Isolagen or that the Rights Plan is not subsequently amended to preclude exercise of the rights issued thereunder, prior to the Distribution Date, as that term is defined in the Rights Plan); or (iv) at such other time as the Board of Directors, in its sole discretion, deems appropriate; provided in each instance Mr. Teti is the Chief Executive Officer at the time of said event.

(3)          Vests in installments of 13,333 shares on January 13, 2007; April 13, 2007; July 13, 2007; October 13, 2007; January 13, 2008; April 13, 2008; July 13, 2008; October 13, 2008; January 13, 2009; and April 13, 2009.

(4)          The shares underlying the option vest upon the occurrence of the same events set forth in footnote 1 above, provided in each instance Ms. Ciallella is employed by us at the time of said event.

(5)          The shares underlying the option vest in three equal annual installments on June 5, 2007; June 5, 2008; and June 5, 2009.

(6)          The shares underlying the option vest in three equal annual installments on April 13, 2007; April 13, 2008; and April 13, 2009.

The following table sets forth certain information concerning the exercise of options and the vesting of restricted stock for our named executive officers during the year ending December 31, 2006.

Option Exercises and Stock Vested—2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Nicholas L. Teti	—	—	—	—
Susan S. Ciallella	—	—	6,667	15,134
Declan Daly	—	—	—	—
Steven Trider	—	—	—	—
Todd Greenspan	—	—	1,250	2,838
Martin E. Schmieg	—	—	—	—

(1)          The dollar value is calculated by multiplying the number of shares of restricted stock that has vested by the market value of our common stock on the vesting date of March 31, 2006, which was $2.27.

Pension Benefits

None of our named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Director Compensation

Directors who are also employees do not receive compensation for their services as directors. Effective August 2006, our compensation for our independent directors is as follows:

•       a cash stipend of $30,000 per year plus an additional $15,000 per year for the Lead Independent Director;

•       $15,000 per year for chairing the Audit Committee, $8,000 per year for chairing the Compensation Committee, and $5,000 per year for chairing the Corporate Governance Committee;

•       $8,000 per year for being a member of the Audit Committee, $5,000 per year for being a member of the Compensation Committee, and $3,000 per year for being a member of the Corporate Governance Committee (chairpersons of these committee will not receive these payments); and

•       an annual option to purchase 30,000 shares of our common stock, which vests quarterly over one year from the date of grant.

New directors receive an initial appointment grant of an option to purchase 30,000 shares of our common stock, which vests one year from the date of grant. Prior to August 2006, we compensated our independent directors with a cash stipend of $15,000 per year plus an additional $10,000 per year for the Lead

Independent Director and $5,000 per year for chairing a Board committee, except for the Audit Committee chairperson who received $10,000 per year, and we paid meeting fees of $1,500 per Board meeting and $1,000 per Board committee meeting. The annual option and new director initial option grant was not changed. At the time of the change in compensation methodology and in conjunction with the lower capping of compensation the Board granted each independent director an option to purchase 16,667 shares of common stock and the Lead Independent Director an option to purchase 25,000 shares of common stock, each of which vests quarterly over one year from the date of grant.

Director Compensation Table—2006

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Ralph V. De Martino	71,060	72,019	(2)	143,079
Steven Morrell	64,282	63,176	(3)	127,458
Henry Y.L. Toh	65,533	63,177	(4)	128,710
Marshall G. Webb	70,798	63,177	(5)	133,975
Terry E. Vandewarker	8,101	12,194	(6)	20,295

(1)          Represents the compensation expense incurred by us in the respective fiscal year in connection with grants of stock options calculated in accordance with SFAS 123(R). See Footnote 12 of our financial statements for additional information, including valuation assumptions used in calculating the fair value of the award.

(2)          The full grant date fair value of the stock options issued to Mr. De Martino during 2006 calculated in accordance with SFAS 123(R) is $114,462. As of December 31, 2006, Mr. De Martino held options to purchase an aggregate of 275,000 shares of our common stock.

(3)          The full grant date fair value of the stock options issued to Mr. Morrell during 2006 calculated in accordance with SFAS 123(R) is $91,470. As of December 31, 2006, Mr. Morrell held options to purchase an aggregate of 266,666 shares of our common stock.

(4)          The full grant date fair value of the stock options issued to Mr. Toh during 2006 calculated in accordance with SFAS 123(R) is $91,473. As of December 31, 2006, Mr. Toh held options to purchase an aggregate of 166,667 shares of our common stock.

(5)          The full grant date fair value of the stock options issued to Mr. Webb during 2006 calculated in accordance with SFAS 123(R) is $91,473. As of December 31, 2006, Mr. Webb held options to purchase an aggregate of 96,667 shares of our common stock.

(6)          The full grant date fair value of the stock options issued to Mr. Vandewarker during 2006 calculated in accordance with SFAS 123(R) is $73,163. As of December 31, 2006, Mr. Vandewarker held options to purchase an aggregate of 30,000 shares of our common stock.

Compensation Committee Interlocks and Insider Participation.

Our Compensation Committee consists of Messrs. Morrell, Toh and Webb. No member of the Compensation Committee has ever been an officer or employee of Isolagen, or any of its subsidiaries or affiliates. None of our executive officers served on the compensation committee or board of any company that employed any member of our Compensation Committee or Board of Directors.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2006, our equity compensation plan information was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,746,500	$5.09	1,912,486
Equity compensation plans not approved by security holders	3,728,333	2.52	n/a
Total	10,474,833	$4.17	1,912,486

(1)          Represents options issued to employees, in connection with initial employment, outside of our approved plans.

Principal Stockholders

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2007 by:

•       each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•       each of our named executive officers and each of our directors; and

•       all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address for our named executive officers and directors is c/o Isolagen, 405 Eagleview Blvd., Exton, PA 19341.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)	Percent of Class(2)
Executive Officers and Directors
Nicholas L. Teti(3)	666,664	2.1%
Susan S. Ciallella(4)	364,999	1.2%
Steven Morrell(5)	265,833	Less than 1%
Ralph V. De Martino(6)	270,000	Less than 1%
Henry Toh(7)	165,833	Less than 1%
Marshall G. Webb(8)	95,833	Less than 1%
Terry E. Vandewarker(9)	7,500	Less than 1%
Declan Daly	—	Less than 1%
Steven Trider	10,000	Less than 1%
Todd Greenspan(10)	61,250	Less than 1%
Martin E. Schmieg(11)	108,800	Less than 1%
All Executive Officers and Directors as a Group (10 persons)(12)	1,907,912	5.9%
Five percent or more of shareholders
Michael A. Roth and Brian J. Stark(13)	3,036,945	9.99%

       (1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise noted, all listed shares of Common Stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them. As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days of March 1, 2007 have been exercised or converted, as the case may be.

       (2) Based upon 30,377,731 shares of common stock outstanding as of March 1, 2007.

       (3) Consists of options to purchase 666,664 shares of common stock.

       (4) Includes options to purchase 353,332 shares of common stock.

       (5) Consists of options to purchase 265,833 shares of common stock.

       (6) Consists of options to purchase 270,000 shares of common stock.

       (7) Consists of options to purchase 165,833 shares of common stock.

       (8) Consists of options to purchase 95,833 shares of common stock.

       (9) Consists of options to purchase 7,500 shares of common stock.

(10) Includes of options to purchase 60,000 shares of common stock.

(11) Includes options to purchase 100,000 shares of common stock. Mr. Schmieg’s address is 640 W. Carpenter Lane, Philadelphia, PA 19119. Mr. Schmieg resigned on March 31, 2006.

(12) Includes options to purchase 1,884,995 shares of common stock.

(13)   All information is based on the Schedule 13G/A filed February 14, 2007. All of the foregoing represents shares of common stock held directly by SF Capital Partners Ltd. (“SF Capital”) and Stark Master Fund (“Stark Master”). Michael A. Roth and Brian J. Stark are the Managing Members of Stark Offshore Management, LLC (“Stark Offshore”), which acts as investment manager and has sole power to direct the management of SF Capital and Stark Master. Through Stark Offshore, Michael A. Roth and Brian J. Stark possess voting and dispositive power over all of the foregoing shares. Therefore, for the purposes of Rule 13d-3 under the Exchange Act, they may be deemed to be the beneficial owners of, but have disclaimed such beneficial ownership of, the foregoing shares. The principal business office of Michael A. Roth and Brian J. Stark is 3600 South Lake Drive, St. Francis, WI 53235.

Item 13.                 Certain Relationships and Related Transactions

Review and Approval Policies and Procedures for Related Party Transactions

Pursuant to Board policy, our executive officers and directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent committee of our board of directors in the case it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. All of our directors, executive officers and employees are required to report to our audit committee any such related party transaction. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee. Our audit committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

Related Party Transactions

Five of our current Board members and seven of our former officers and directors are named defendants in certain pending class action and derivative legal proceedings discussed in Item 3 of this Annual Report. During 2006, we advanced an aggregate of $898,564, or approximately $75,000 per person, for legal expenses incurred on behalf of those five Board members and seven former officers and directors in connection with their defense in those proceedings. As of December 31, 2006, $548,936 of that amount (approximately $46,000 per person) had been reimbursed by our insurance carriers.

Since June 2005, Mr. Ralph De Martino, a member of the Company’s Board of Directors, has been a member of the law firm Cozen O’Connor in the firm’s Washington, DC office. From January 2003 until June 2005, Mr. De Martino was the managing partner of the Washington, DC office of the law firm Dilworth Paxson LLP. Fees paid by the Company to Cozen O’Connor during 2006, 2005 and 2004 were $0.4 million, $0.2 million and $0, respectively. Fees paid by the Company to Dilworth Paxson LLP during 2006, 2005 and 2004 were $0, $0.4 million and $0.6 million, respectively.

Director Independence.

Our Board is subject to the independence requirements of the American Stock Exchange. Pursuant to the requirements, the Board undertook its annual review of director independence. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and Isolagen and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined that during 2006 Messrs. Morrell, De Martino, Toh, Webb, and Vandewarker were independent of us under the standards set forth in the AMEX Company Guide. The Board further determined that each of the foregoing directors meet the independence requirements needed to serve on the Board committees for which they serve. In determining that Mr. De Martino was independent for 2006, the Board considered that Isolagen had received legal services from law firms affiliated with Mr. De Martino during the last three fiscal years. However, since the amounts paid to such firms did not approach the thresholds in the AMEX Company Guide, the Board determined that such relationship did not impair the independence of Mr. De Martino.

During the periods in which Mr. De Martino was deemed to be an independent director, he did not personally provide legal services to Isolagen. In January 2007, the Board determined that it was in Isolagen’s best interests that Mr. De Martino be available to directly provide legal services to us, and as such, it determined that Mr. De Martino may in the future no longer be an independent director. Commencing January 25, 2007, Mr. De Martino ceased to be a member of the Compensation Committee and Corporate Governance Committee.

Item 14.                 Principal Accounting Fees and Services

Aggregate fees for professional services rendered by BDO Seidman, LLP for the fiscal years ended December 31, 2005 and 2006, respectively, were as follows:

	2005	2006
Audit Fee	$553,286	$538,879
Audit-Related Fees	$9,615	$5,850
Tax Fees	$50,729	$20,264
All Other Fees	—	—

(1)          All of these services were pre-approved by the Audit Committee prior to their performance in fiscal 2005 and fiscal 2006.

Audit Fees

Audit fees of $553,286 and $538,879, during fiscal 2005 and fiscal 2006, respectively, represent the aggregate fees billed for professional services rendered by BDO Seidman, LLP for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees of $9,615 and $5,850, during fiscal 2005 and fiscal 2006, respectively, represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees of $50,729 and $20,264, during fiscal 2005 and fiscal 2006, respectively, represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in either fiscal 2005 or fiscal 2006.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

Dispute Resolution Procedure

If any dispute, controversy, or claim arises in connection with the performance or breach of our agreement with BDO (including disputes regarding the validity or enforceability of our agreement), either party may request facilitated negotiations. These negotiations would be assisted by a neutral facilitator acceptable to both parties and would require the best efforts of the parties to discuss with each other in good faith their respective positions and, respecting their different interests, to finally resolve such dispute. The facilitated negotiations will conclude within sixty days from receipt of the written notice unless extended by mutual consent. The parties may also agree at any time to terminate or waive facilitated negotiations. If any dispute, controversy, or claim cannot be resolved by facilitated negotiations (or the parties agree to waive that process), then the dispute, controversy, or claim will be settled by arbitration. The arbitration will be conducted before a panel of three persons, one chosen by each party, and the third selected by the two party-selected arbitrators. The arbitration panel will have no authority to award non-monetary or equitable relief, and any monetary award will not include punitive damages.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

•       Report of Independent Registered Public Accounting Firms

•       Consolidated Balance Sheets as of December 31, 2006 and 2005

•       Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004 and inception to December 31, 2006

•       Consolidated Statements of Shareholders’ Equity and Comprehensive Loss from inception to December 31, 2006

•       Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 and inception to December 31, 2006

•       Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule.

All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(a)(3) The exhibits listed under Item 15(b) are filed or incorporated by reference herein

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
4.5

Rights Agreement, dated as of May 12, 2006, by and between the registrant and American Stock Transfer & Trust Company, including the Form of Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock attached as Exhibit A thereto, the Form of Rights Certificate attached as Exhibit B thereto and the Summary of Rights to Purchase Preferred Stock attached as Exhibit C thereto. (21)

10.1	2003 Stock Option and Stock Appreciation Rights Plan(3)*
10.2	2001 Stock Option and Appreciation Rights Plan(4)*
10.3	Lease Agreement dated March 24, 2002 by and between the Registrant as Lessee and Claire O Aceti Gbmh as Lessor(7)
10.4	Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners(8)
10.5	Purchase Agreement among CIBC World Market Corp., UBS Securities LLC, and Adams, Harkness & Hill, Inc. dated October 28, 2004(11)
10.6	Registration Rights Agreement among CIBC World Market Corp., UBS Securities LLC, and Adams, Harkness & Hill, Inc. dated November 3, 2004(11)
10.7	Lease Agreement between Isolagen Technologies, Inc. and Beltway 8 Service Center Investors Ltd. dated February 16, 2005(13)
10.8	Lease Agreement between Isolagen, Inc and The Hankin Group dates April 7, 2005(15)
10.9	Purchase Option Agreement between Isolagen, Inc and 405 Eagleview Associates dated April 7, 2005(15)
10.10	2005 Equity Incentive Plan, as amended(18)
10.11	Separation and Release Agreement, dated October 27, 2005, among Isolagen, Inc., Isolagen Technologies, Inc. and Frank DeLape(19)
10.12	Amended Employment Agreement between Isolagen, Inc. and Susan Ciallella(20)*
10.13	Employment Agreement between Isolagen, Inc. and Todd Greenspan(20)*
10.14	Employment Agreement dated June 5, 2006 between Isolagen, Inc. and Nicholas L. Teti(22)*
10.15	Employment Agreement dated March 12, 2007 between Isolagen, Inc. and Declan Daly(23)*
10.16	Employment Agreement dated March 12, 2007 between Isolagen, Inc. and Steven Trider(23)*
14	Code of Ethics(9)
21	List of Subsidiaries(23)
23	BDO Seidman, LLP Consent(23)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(23)

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(23)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(23)
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(23)

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

(12) Reserved.

(13) Previously filed as an exhibit to the company’s Form 8-K, filed on February 23, 2005, and is incorporated by reference hereto.

(14) Reserved.

(15) Previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005, and is incorporated by reference hereto.

(16) Reserved.

(17) Previously filed as an exhibit to the company’s Form 10-Q for the fiscal quarter ended June 30, 2005, as filed on August 9, 2005, and is incorporated by reference hereto.

(18) Previously filed as an exhibit to the company’s Form S-8, filed on February 13, 2006, and is incorporated by reference hereto.

(19) Previously filed as an exhibit to the company’s Form 8-K, filed on November 2, 2005, and is incorporated by reference hereto.

(20) Previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and is incorporated by reference hereto.

(21) Previously filed as an exhibit to the company’s Form 8-K, filed on May 15, 2006, and is incorporated by reference hereto.

(22) Previously filed as an exhibit to the company’s Form 8-K, filed on June 9, 2006, and is incorporated by reference hereto.

(23) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.
By:	/s/ DECLAN DALY
Declan, Executive Vice President and Chief Financial Officer
Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ NICHOLAS L. TETI	Chief Executive Officer and Chairman of	March 16, 2007
Nicholas L. Teti	the Board of Directors

/s/ SUSAN STRANAHAN CIALLELLA	President and Director	March 16, 2007
Susan Stranahan Ciallella

/s/ DECLAN DALY	Executive Vice President and Chief	March 16, 2007
Declan Daly	Financial Officer

/s/ TODD J. GREENSPAN	Vice President of Finance and Corporate	March 16, 2007
Todd J. Greenspan	Controller

/s/ STEVEN MORRELL	Director	March 16, 2007
Steven Morrell

/s/ HENRY TOH	Director	March 16, 2007
Henry Toh

/s/ RALPH DE MARTINO	Director	March 16, 2007
Ralph De Martino

/s/ MARSHALL G. WEBB	Director	March 16, 2007
Marshall G. Webb

/s/ TERRY E. VANDEWARKER	Director	March 16, 2007
Terry E. Vandewarker

Isolagen, Inc.
(A Development Stage Company)
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Isolagen, Inc. (a development stage company)
Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Isolagen, Inc. (in the development stage) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and the related statements of operations and cash flows for the period from inception (December 28, 1995) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Isolagen, Inc. for the period from inception (December 28, 1995) to December 31, 2003. Such statements are included in the cumulative inception to December 31, 2006 totals of the consolidated statements of operations and cash flows and reflect a net loss of 18% and total revenues of 10% of the related cumulative totals. Those consolidated statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception (December 28, 1995) to December 31, 2003 included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isolagen, Inc. at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 and for the period from inception (December 28, 1995) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Isolagen, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Houston, Texas
March 16, 2007

Isolagen, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$31,783,545	$41,554,203
Restricted cash	1,483,197	2,459,456
Available-for-sale investments	—	23,000,000
Accounts receivable, net of allowance for doubtful accounts of $75,809 and $100,639, respectively	144,021	719,000
Inventory	275,562	394,693
Other receivables	298,241	234,006
Prepaid expenses	1,145,153	901,582
Total current assets	35,129,719	69,262,940
Property and equipment, net of accumulated depreciation and amortization of $4,013,204 and $2,033,593, respectively	4,488,332	6,539,961
Assets held for sale	10,346,506	10,737,211
Intangibles, net of amortization of $381,795 and $0, respectively	4,936,505	540,000
Other assets, net of amortization of $1,623,352 and $874,112, respectively	2,385,813	3,099,810
Total assets	$57,286,875	$90,179,922

Liabilities, Minority Interests and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,345,336	$2,011,712
Accrued expenses	3,947,516	3,884,594
Deferred revenue	349,065	2,235,764
Total current liabilities	5,641,917	8,132,070
Long term debt	90,000,000	90,000,000
Other long term liabilities	1,164,167	144,749
Total liabilities	96,806,084	98,276,819
Commitments and contingencies (see Note 10)
Minority interests	2,104,373	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Series C junior participating preferred stock, $.001 par value; 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	34,363	34,260
Additional paid-in capital	111,516,561	109,879,125
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive loss	(127,462)	(784,644)
Accumulated deficit during development stage	(127,073,044)	(91,251,638)
Total shareholders’ deficit	(41,623,582)	(8,096,897)
Total liabilities, minority interests and shareholders’ deficit	$57,286,875	$90,179,922

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended December 31,			Cumulative Period from December 28, 1995 (date of inception) to December 31,
	2006	2005	2004	2006
Revenue
Product sales	$6,092,715	$8,753,684	$4,179,247	$20,912,440
License fees	—	—	—	260,000
Total revenue	6,092,715	8,753,684	4,179,247	21,172,440
Cost of sales	7,139,486	9,249,615	5,491,008	24,960,943
Gross loss	(1,046,771)	(495,931)	(1,311,761)	(3,788,503)
Selling, general and administrative expenses	23,705,198	23,012,458	15,127,365	75,095,081
Research and development	9,245,143	11,440,322	5,057,149	32,598,650
UK Settlement (see Note 10)	790,063	—	—	790,063
Operating loss	(34,787,175)	(34,948,711)	(21,496,275)	(112,272,297)
Other income (expense)
Interest income	2,280,353	2,820,388	566,526	5,945,047
Other income	315,904	285,451	91,956	781,395
Interest expense	(3,899,374)	(3,934,712)	(636,676)	(8,782,390)
Minority interest	78,132	—	—	78,132
Net loss before income tax benefit	(36,012,160)	(35,777,584)	(21,474,469)	(114,250,113)
Income tax benefit	190,754	—	—	190,754
Net loss	(35,821,406)	(35,777,584)	(21,474,469)	(114,059,359)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)
Net loss attributable to common shareholders	$(35,821,406)	$(35,777,584)	$(21,474,469)	$(127,073,044)
Per share information
Net loss—basic and diluted	$(1.18)	$(1.18)	$(0.71)	$(8.63)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.86)
Preferred stock dividends	—	—	—	(0.12)
Net loss per common share—basic and diluted	$(1.18)	$(1.18)	$(0.71)	$(9.61)
Weighted average number of basic and diluted common shares outstanding	30,309,439	30,245,283	30,116,827	13,220,112

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

Accumulated
Series A		Series B							Accumulated	Deficit	Total
Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$ —	—	$ —	2,285,291	$ 2,285	$ (1,465)	—	$ —	$ —	$ —	$ 820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)
Balance, 12/31/96	—	$ —	—	$ —	2,316,508	$ 2,316	$ 138,504	—	$ —	$ —	$ (270,468)	$ (129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)
Balance, 12/31/97	—	$ —	—	$ —	2,636,031	$ 2,635	$ 279,700	—	$ —	$ —	$ (323,018)	$ (40,683)

The accompanying notes are an integral part of these consolidated financial statements.

Accumulated
Series A		Series B							Accumulated	Deficit	Total
Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)

Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Uncompensated contribution of services—3rd quarter	—	$ —	—	$ —	$ —	$ —	$ 55,556	—	$ —	$ —	$ —	$ 55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)
Balance, 12/31/01	—	$ —	—	$ —	15,189,563	$ 15,190	$ 5,321,761	—	$ —	$ —	$ (4,284,551)	$ 1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$ 3,039	—	$ —	15,227,963	$ 15,228	$ 25,573,999	—	$ —	$ 13,875	$ (20,399,211)	$ 5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)

Issuance of common stock for cash on 1/7/03	—	—	—	—	61,600	62	92,338	—	—	—	—	92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$ —	—	$ —	26,672,192	$ 26,672	$ 50,862,258	—	$ —	$ 374,380	$ (33,999,585)	$ 17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Conversion of warrants into common stock—1st qtr	—	—	—	—	78,526	79	(79)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)
Balance, 12/31/04	—	$ —	—	$ —	34,194,899	$ 34,195	$ 109,935,174	4,000,000	$ (25,974,000)	$ 464,110	$ (55,474,054)	$ 28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

Accumulated
Series A		Series B							Accumulated	Deficit	Total
Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
Number of		Number of		Number of		Paid In	Number of		Comprehensive	Development	Equity
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	25,000	25	74,975	—	—	—	—	75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd t qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)
Balance, 12/31/05	—	—	—	—	34,260,383	34,260	109,879,125	4,000,000	(25,974,000)	(784,644)	(91,251,638)	(8,096,897)

The accompanying notes are an integral part of these consolidated financial statements.

Accumulated
Series A		Series B							Accumulated	Deficit	Total
Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	42,810	—	—	—	—	42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	96,177
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	4,210
Cancellation of unvested restricted stock—2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	25,627
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	156,900
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	34,772
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(35,821,406)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	657,182
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(35,164,224)
Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$(41,623,582)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31,			Cumulative Period from December 28, 1995 (date of inception) to December 31,
	2006	2005	2004	2006
Cash flows from operating activities:
Net loss	$(35,821,406)	$(35,777,584)	$(21,474,469)	$(114,059,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity awards issued for services	1,464,139	(130,984)	1,910,590	4,866,340
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	2,202,229	1,701,423	1,303,298	6,209,909
Provision for doubtful accounts	134,370	133,412	50,533	318,315
Amortization of debt issue costs	749,240	749,239	124,873	1,623,352
Amortization of debt discounts on investments	—	(508,983)	—	(508,983)
Loss on disposal or impairment of property and equipment	2,603,843	1,369,527	161,226	4,549,231
Foreign exchange gain on substantial liquidation of foreign entity	—	(133,851)	—	(133,851)
Minority interest	(78,132)	—	—	(78,132)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in restricted cash	976,259	(2,459,456)	—	(1,483,197)
Decrease (increase) in accounts receivable	1,033,975	489,961	(1,285,925)	30,808
Decrease (increase) in other receivables	(43,862)	252,854	(237,883)	(120,436)
Decrease (increase) in inventory	228,345	556,184	(727,411)	(202,577)
Decrease (increase) in prepaid expenses	(185,739)	(159,046)	(490,315)	(1,089,608)
Decrease (increase) in other assets	(13,248)	320,404	(155,573)	18,355
Increase (decrease) in accounts payable	(771,715)	(336,103)	840,432	1,193,092
Increase (decrease) in accrued expenses and other liabilities	5,136	340,577	2,731,782	3,613,470
Increase (decrease) in deferred revenue	(2,095,914)	(398,008)	2,408,180	298,546
Net cash used in operating activities	(29,612,480)	(33,990,434)	(14,840,662)	(94,199,169)
Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	(2,009,841)	—	—	(2,009,841)
Purchase of property and equipment	(1,243,036)	(17,712,723)	(2,811,715)	(25,297,295)
Proceeds from the sale of property and equipment	6,595	—	—	40,895
Purchase of investments	(2,700,000)	(77,498,313)	(72,800,000)	(152,998,313)
Proceeds from sales and maturities of investments	25,700,000	106,807,000	21,000,000	153,507,000
Net cash provided by (used in) investing activities	19,753,718	11,595,964	(54,611,715)	(26,757,554)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	90,000,000	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	—	12,931,800
Proceeds from the issuance of common stock, net	173,400	75,000	57,169,849	79,081,120
Cash dividends paid on preferred stock	—	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	(25,974,000)	(26,024,280)
Net cash provided by financing activities	173,400	75,000	117,449,656	152,654,259
Effect of exchange rate changes on cash balances	(85,296)	(455,683)	396,519	86,009
Net increase (decrease) in cash and cash equivalents	(9,770,658)	(22,775,153)	48,393,798	31,783,545
Cash and cash equivalents, beginning of period	41,554,203	64,329,356	15,935,558	—
Cash and cash equivalents, end of period	$31,783,545	$41,554,203	$64,329,356	$31,783,545
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,150,000	$3,115,000	—	$6,415,283
Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	11,423,824
Preferred stock dividend	—	—	—	1,589,861
Uncompensated contribution of services	—	—	—	755,556
Common stock issued for intangible assets	—	—	—	540,000
Equipment acquired through capital lease	—	—	167,154	167,154

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation, Business and Organization

Isolagen, Inc. f/k/a American Financial Holding, Inc., a Delaware corporation (“Isolagen”) is the parent company of Isolagen Technologies, Inc., a Delaware corporation (“Isolagen Technologies”) and Agera Laboratories, Inc., a Delaware corporation (“Agera”). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”). The common stock of the Company, par value $0.001 per share, (“Common Stock”) is traded on the American Stock Exchange (“AMEX”) under the symbol “ILE.”

Isolagen is a biotechnology company focused on developing emergent, novel skin and tissue rejuvenation products for application in certain aesthetic and therapeutic markets. The Company’s clinical development product candidates are designed to improve the appearance of skin damaged by the normal effects of aging, sun damage, acne and burns with a patient’s own (autologous) fibroblast cells produced in the Company’s proprietary Isolagen Process. The Company also develops and markets an advanced skin care line with broad application in core target markets through its subsidiary.

The Company acquired 57% of the outstanding common shares of Agera on August 10, 2006. Agera offers a complete line of skincare systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology. These technologically advanced skincare products can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems. Agera markets its product in both the United States and Europe (primarily the United Kingdom). The results of Agera’s operations and cash flows have been included in the consolidated financial statements from the date of the acquisition. The assets and liabilities of Agera have been included in the consolidated balance sheet since the date of the acquisition.

In October 2006, the Company reached an agreement with the FDA on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds. The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Pursuant to this assessment process, the FDA has agreed that the Company’s study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is acceptable to the FDA to form the basis of an efficacy claim for a marketing application. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. The Company completed enrollment of the study and commenced injection of subjects in early 2007.

In March 2004, the Company announced positive results of a first Phase III exploratory clinical trial for the Company’s lead facial aesthetics product candidate, and in July 2004 we commenced a 200 patient Phase III study of Isolagen Therapy for facial wrinkles consisting of two identical, simultaneous trials. The study was concluded during the second half of 2005. In August 2005 we announced that results of this study failed to meet co-primary endpoints. Based on the results of this study, the Company commenced preparations for our second Phase III pivotal study discussed in the preceding paragraph.

During 2006, 2005 and 2004, the Company sold its aesthetic product primarily in the United Kingdom. However, as discussed in Note 4, during the fourth quarter of fiscal 2006 the Company decided to close the United Kingdom operation.

Through December 31, 2006, the Company has been primarily engaged in developing its initial product technology, recruiting personnel, and continuing its United Kingdom operations. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2007 (reference is again made to Note 4 for a discussion of the Company’s decision to close the United Kingdom operation). The Company expects to finance its operations primarily through its existing cash and future financing.

The Company’s ability to operate profitably is largely contingent upon its success in obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. The Company will be required to obtain additional capital in the future to expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods, or obtain any such additional capital as it might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations could be negatively impacted.

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

At December 31, 2006 and December 31, 2005, the Company had cash, cash equivalents, restricted cash and available-for-sale investments of $33.3 million and $67.0 million, respectively. The Company believes that its existing capital resources are adequate to finance its operations through at least December 31, 2007; however, its long-term viability is dependent upon successful operation of its business, the approval of its products, its ability to improve its manufacturing process, and the ability to raise additional debt and equity to meet its business objectives.

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

Prior to the Merger, Isolagen Technologies had no active business and was seeking funding to begin FDA trials of the Isolagen Therapy. AFH was a non-operating, public shell company with limited assets. Gemini was a non-operating private company with limited assets and was unaffiliated with AFH.

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

Immediately prior to and as a condition of the Merger, Isolagen Technologies issued an aggregate of 2,328,972 shares (post split) of its common stock to convert to equity an aggregate of $2,075,246 of liabilities, comprised of (i) accrued salaries of $328,125, (ii) convertible debt and related accrued interest of $1,611,346, (iii) convertible shareholder notes and related accrued interest of $135,667 and (iv) bridge financing costs of $108. Simultaneous with the Merger, the Company sold 1,346,669 shares of restricted common stock to certain accredited investors in a private placement transaction. The consideration paid by such investors for the shares of common stock aggregated $2,020,000 in transactions exempt from the registration requirements of the Securities Act. The net cash proceeds of this private placement were used to fund Isolagen’s research and development projects and the initial FDA trials of the Isolagen Therapy, to explore the viability of entering foreign markets, to provide working capital and for general corporate purposes.

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

Unless the context requires otherwise, the “Company” refers to Isolagen, Inc. and all of its consolidated subsidiaries, “Isolagen” refers to Isolagen, Isolagen Technologies, Isolagen Europe, Isolagen Australia and Isolagen Switzerland, and “Agera” refers to Agera Laboratories, Inc.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, the provision for and disclosure of litigation and loss contingencies (see Note 10) and estimates and assumptions related to equity-based compensation expense (see Note 12). Actual results may differ materially from those estimates.

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

Balances of related after-tax components comprising accumulated other comprehensive income included in shareholders’ equity, at December 31, 2006 and December 31, 2005 are as follows:

	December 31
	2006	2005
Foreign currency translation adjustment	$(127,462)	$(784,644)
Accumulated other comprehensive income	$(127,462)	$(784,644)

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

Statement of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At December 31, 2006 and December 31, 2005, the Company had $1.5 million and $2.5 million of cash restricted for the payment of the non-cancelable portion of the Exton, Pennsylvania facility lease, due monthly through March 2008.

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

Available-for-Sale Investments

The Company has no available-for-sale investments at December 31, 2006. At December 31, 2005, the Company held certain investments in marketable debt securities as a means of temporarily investing the proceeds from its issuance of shares of common stock and 3.5% Convertible Subordinated Notes until the funds are needed for operating purposes. These investments were accounted for as “available-for-sale” investments under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for

Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

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

The following is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2006 and 2005:

Balance, as of December 31, 2004	$50,533
Provision during 2005	133,412
Charges to the allowance account	(83,306)
Balance, as of December 31, 2005	100,639
Provision during 2006	134,370
Charges to the allowance account	(159,200)
Balance, as of December 31, 2006	$75,809

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

Asset held for sale

In April 2005, the Company acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. The Company subsequently spent approximately $1.8 million on the first phase of a renovation. In April 2006, management decided to place the corporate campus on the market for sale in order to conserve capital. The Company commenced its selling efforts during June of 2006 at which time the carrying amount of the campus was reclassified as an asset held for sale, as currently reflected on the accompanying December 31, 2006 consolidated balance sheet. The net book value of the corporate campus at December 31, 2006 was $10.3 million, reflecting management’s estimate of the realizable value of the corporate campus. The carrying amount of the campus as of December 31, 2005 has also been reclassified to conform to this presentation.

Although the campus was not being actively marketed for sale as of March 31, 2006 and therefore had not been reclassified as held for sale, as of March 31, 2006, at that date management assessed whether the book value of the corporate campus was impaired based on its estimate of the realizable value of the corporate campus, and made a determination to write down the corporate campus by $0.7 million. The

Company subsequently recorded a further impairment charge of $0.4 million during the fourth quarter of 2006 to reflect management’s estimate of the realizable value of the corporate campus at December 31, 2006. Accordingly, total impairment charges of $1.1 million have been recorded during 2006 related to the Switzerland corporate campus, which charges were reflected in selling, general and administrative expenses in the consolidated statement of operations.

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

As discussed further in Note 4, the Company recorded a fixed asset impairment charge related to its United Kingdom operation of $1.4 million during 2006, which is included in selling, general and administrative expenses in the consolidated statement of operations. The carrying value of the impaired United Kingdom fixed assets is $0.2 million at December 31, 2006, reflecting management’s estimate of realizable value, and is included in property and equipment on the accompanying consolidated balance sheet. At December 31, 2005, United Kingdom property and equipment, net, was $1.9 million and is included in property and equipment on the accompanying consolidated balance sheet.

Intangible assets

Intangible assets primarily include proprietary formulations and trademarks, which were acquired in connection with the acquisition of Agera (see Note 3), as well as certain in-process patents. Proprietary formulations and trademarks are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 13 to 18 years. Amortization of intangible assets is expected to be approximately $0.3 million each year over the next five fiscal years. The Company continually evaluates the reasonableness of the useful lives of these assets. Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows.

Intangible assets are comprised as follows:

	December 31,
	2006	2005
Proprietary formulations	$3,101,100	$—
Trademarks	1,511,400	—
Other intangibles	705,800	540,000
	5,318,300	540,000
Less: Accumulated amortization	(381,795)	—
Intangible assets, net	$4,936,505	$540,000

Debt Issue Costs

The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in other assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $2.1 million at December 31, 2006 and approximately $2.9 million at December 31, 2005 and were included in other assets, net, in the accompanying consolidated balance sheets.

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

The Isolagen Therapy is administered, in the United Kingdom, to each patient using a recommended regimen of injections. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The Company believes each injection has stand alone value to the patient. The Company invoices the attending physician when the physician sends his or her patient’s tissue sample to the Company which creates a contractual arrangement between the Company and the medical professional. The amount invoiced varies directly with the dose and number of injections requested. Generally, orders are paid in advance by the physician prior to the first injection. There is no performance provision under any arrangement with any physician, and there is no right to refund or returns for unused injections. In the fourth quarter of 2006, the Board of Directors approved the proposed closing of United Kingdom operation. This closing is expected to be completed during the first half of 2007.

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

The Company also offered a service whereby it stores a patient’s cells for later use in the preparation of injections. In accordance with EITF 00-21, the fee charged for this service is recognized as revenue ratably over the length of the storage agreement. Revenue related to this service was $0.2 million and $0.3 million, respectively, for the years ended December 31, 2006 and 2005.

Revenue from the sale of Agera’s products is recognized upon transfer of title, which is upon shipment of the product to the customer.

Promotional incentives

The Company periodically offered promotional incentives to physicians on a case-by-case basis. Promotional incentives are provided to physicians in the form of “at no charge” Isolagen treatments and Isolagen treatments offered at a discount from the suggested price list. The Company does not receive any identifiable benefit from the physicians in exchange for any promotional incentives granted.

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

Shipping and handling costs

The Company typically does not charge customers for shipping and handling costs for shipments within the United Kingdom. These costs are included in selling, general and administrative expenses. For shipments outside of the United Kingdom, the Company charges the customer for shipping and handling. Such charges to customers are presented net of the costs of shipping and handling, as selling, general and administrative expense, and are not significant to the consolidated statements of operations. Such costs are included in selling, general and administrative expenses and totaled $0.2 million, $0.3 million and $0.4 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Agera does charge its customers for shipping and handling costs. Such charges to customers are presented net of the costs of shipping and handling, as selling, general and administrative expense, and are not significant to the consolidated statements of operations. These costs are included in selling, general and administrative expenses and were less than $0.1 million for the year ended December 31, 2006.

Advertising cost

Advertising costs are expensed as incurred and include the costs of public relations and certain marketing related activities. These costs are included in selling, general and administrative expenses and totaled $2.3 million, $1.2 million and $0.3 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Research and development expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities cost. Research and development costs also include costs to develop manufacturing, cell collection and logistical process improvements.

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

Stock-based compensation

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

Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from substantially all option grants to employees and directors. Compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the year ended December 31, 2006 was $1.1 million higher than if it had continued to account for share-based compensation under APB No. 25 (refer to Note 12 for further stock-based compensation discussion).

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

At December 31, 2006, options and warrants to purchase 11,163,089 shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9,828,009 shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s marketable debt security investments are carried at fair value. The Company’s convertible subordinated debentures were quoted at approximately 73% of par value at December 31, 2006. Accordingly, the fair value of our convertible subordinated debentures is approximately $65.7 million at December 31, 2006. The fair value of our convertible  subordinated debentures was approximately $45,000,000 at December 31, 2005.

Recently Issued Accounting Standards Not Yet Effective

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with the respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretative guidance on how public companies quantify financial statement misstatements in determining whether such misstatements are material to the financial statements. SAB 108 is effective for the Company as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” effective for the Company’s fiscal year beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The adoption of this statement is not currently expected to have a material impact on the Company’s financial position or results of operations.

Note 3—Acquisition of Agera Laboratories, Inc.

On August 10, 2006, the Company acquired 57% of the outstanding common shares of Agera Laboratories, Inc. (“Agera”). Agera is a skincare company that has proprietary rights to a scientifically-based advanced line of skincare products. Agera markets its product in both the United States and Europe. The Company believes that the acquisition of Agera complements the Company’s Isolagen Therapy and broadens the Company’s position in the skincare market as Agera has a comprehensive range of technologically advanced skincare products that can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems.

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

The Company paid $2.7 million in cash to acquire the 57% interest in Agera and in connection with the acquisition contributed $0.3 million to the working capital of Agera. Included in the purchase price was an option to acquire an additional 8% of Agera’s outstanding common shares for an exercise price of $0.5 million in cash. This option expired unexercised in February 2007. In addition, the acquisition agreement includes future contingent payments up to a maximum of $8 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due the selling shareholder in future periods.

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

Of the $4.5 million, net, of acquired intangible assets, $4.4 million, net, was assigned to product formulations and trademarks, which have a weighted average useful life of approximately 16 years. No amount of the purchase price was assigned to goodwill.

The unaudited pro forma financial information below assumes that the Agera acquisition occurred on January 1 of the periods presented and includes the effect of amortization of intangibles from that date. The unaudited pro forma results of operations are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that would have been reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

	2006	2005
	(in millions, except per share data)
Pro forma revenue	$6.9	$9.8
Pro forma net loss	(35.8)	(36.0)
Pro forma basic and diluted loss per share	($1.18)	($1.19)

Note 4—Closing of the United Kingdom Operation and Other Exit Activities

United Kingdom:   As part of the Company’s continuing efforts to evaluate the best uses of its resources, in the fourth quarter of 2006 the Company’s Board of Directors approved the proposed closing of the Company’s United Kingdom operation. After a full business analysis, management and the Board determined that the best use of resources was to focus on the Company’s strategic opportunities. As such, the Company’s first priority is to advance the US pivotal Phase III clinical trial for the use of Isolagen Therapy for the treatment of certain facial wrinkles, and then, with regulatory agencies’ agreement, initiate clinical studies in other therapeutic and aesthetic areas.

The United Kingdom operation is located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of December 31, 2006, the remaining lease obligation approximated $0.7 million.

The administrative site lease expires April 2007 and, as of December 31, 2006, the remaining lease obligation approximated $0.2 million. As of December 31, 2006, the United Kingdom operation employed approximately 75 employees.

During the fourth quarter of 2006, the Company recorded a fixed asset impairment charge of $1.4 million in order to reduce the United Kingdom operation fixed assets to net realizable value. The $1.4 million impairment charge is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations. Also during the fourth quarter, the Company recorded a charge of $0.3 million for statutory United Kingdom employee severance costs.

The Company believes that the amount of all future charges associated with this decision, such as related lease exit costs and professional fees, among other items, cannot be precisely estimated at this time. However, as of December 31, 2006, such future charges are expected to be no more than approximately $2 million (both before and after tax), excluding potential claims or contingencies unknown at this time and excluding normal operating costs through the date of close. Lease exit costs will be recorded when the Company terminates the leases. Statutory severance costs were recorded when the Company notified the affected employees of the terms of the plan of termination, which occurred in December 2006. Total impairment and severance charges recorded in the fourth quarter of 2006 were $1.7 million. It is expected that the majority of all remaining costs to be incurred will be recorded during 2007. However, no assurances can be given with respect to the total cost of closing the United Kingdom operation or the timing of such costs.

The following sets forth information about the major components of the United Kingdom operation exit costs incurred during 2006:

	Costs Incurred for
	the Year Ended	Cumulative Costs
	December 31, 2006	Incurred to Date
Employee severance	$284,096	$284,906
Fixed asset impairment	1,445,647	1,445,647
Total	$1,729,743	$1,729,743

The following sets forth information about the changes in the UK accrued exit costs for the year ended December 31, 2006:

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	at January 1, 2005	to Expense	or Settled	December 31, 2006
Employee severance	$—	$284,096	$—	$284,096
Fixed asset impairment	—	1,445,647	1,445,647	—
Total	$—	$1,729,743	$1,445,647	$284,096

Houston, Texas.   On March 28, 2006, the Company’s board of directors approved the shut-down of the Houston, Texas facility. The Houston, Texas facility was used primarily for research and development purposes and is maintained under an operating lease which ends on April 30, 2008. The research and development activities will be conducted at the Company’s facilities located in Exton, Pennsylvania. An exit plan was communicated to the affected employees during the three months ended June 30, 2006. There were approximately 15 employees at the Houston, Texas facility at March 31, 2006 and the large majority of these employees had been terminated by June 30, 2006 at a severance cost of less than $0.1 million. The Company currently subleases approximately 50% of the facility to an unrelated third party and the Company will use its best efforts to sublease the remaining portion of the facility, however, there is no assurance that such attempts will be successful. As of December 31, 2006, the remaining lease payments and common operating expenses due under the Houston, Texas lease agreement were approximately $0.2 million.

Australia:   In September 2004, the Company approved a plan for the closure of its Australian facilities and the servicing of Australia from the Company’s London, England facility. During 2005, all Australian fixed assets were sold or disposed of and the lease related to the Australian facility was terminated.

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

The following sets forth information about the major components of the Australia exit costs:

	Costs Incurred for	Costs Incurred for
	the Year Ended	the Year Ended	Cumulative Costs
	December 31, 2005	December 31, 2004	Incurred to Date
Employee severance $3,695	$3,695	$204,894	$208,589
Lease decommission costs	81,252	—	81,252
Contract termination	66,527	361,625	428,152
Total	$151,474	$566,519	$717,993

The following sets forth information about the changes in the accrued exit costs for the years ended December 31, 2004 and 2005:

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	at January 1, 2004	to Expense	or Settled	December 31, 2004
Employee severance	$—	$204,894	$204,894	$—
Lease decommission costs	—	—	—	—
Contract termination	—	361,625	—	361,625
Total	$—	$566,519	$204,894	$361,625

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	at January 1, 2005	to Expense	or Settled	December 31, 2005
Employee severance	$—	$3,695	$3,695	$—
Lease decommission costs	—	81,252	81,252	—
Contract termination	361,625	66,527	428,152	—
Total	$361,625	$151,474	$513,099	$—

Note 5—Available-for-Sale Investments

The Company had no available-for-sale investments at December 31, 2006. The following sets forth information concerning the Company’s available-for-sale investments as of December 31, 2005:

Type of issue	Maturity	Face amount	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and local government	2012-2043	$23,000,000	$23,000,000	—	—	$23,000,000
			$23,000,000	—	—	$23,000,000

Proceeds from the sale of available-for-sale marketable debt securities were $25.7 million, $106.8 million and $21.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, and no realized gains and losses based on specific identification, were included in the results of operations upon those sales.

Note 6—Property and Equipment

Property and equipment is comprised of:

	December 31,
	2006	2005
Leasehold improvements	$5,308,473	$4,833,843
Lab equipment	2,926,132	2,335,656
Computer equipment and software	1,655,869	1,309,841
Office furniture and fixtures	89,414	94,214
	9,979,888	8,573,553
Less: Accumulated depreciation and amortization	(4,013,204)	(2,033,593)
Less: Impairment of property and equipment	(1,478,352)	—
Property and equipment, net	$4,488,332	$6,539,961

The amounts of depreciation and amortization expense for property and equipment included in the statement of operations are as follows:

	Year ended December 31,
	2006	2005	2004
Cost of sales	$581,177	$632,416	$399,644
Selling, general, administrative, research and development expenses	1,495,436	1,069,007	903,654
Total depreciation expense	$2,076,613	$1,701,423	$1,303,298

As discussed under Note 4, the Company recorded a fixed asset impairment charge related to its UK operation of $1.4 million during 2006, which is included in selling, general and administrative expenses in the consolidated statement of operations. The carrying value of the impaired UK fixed assets is $0.2 million at December 31, 2006, reflecting management’s estimate of realizable value, and is included in property and equipment on the accompanying consolidated balance sheet. At December 31, 2005, UK property and equipment, net, was $1.9 million and is included in property and equipment on the accompanying consolidated balance sheet.

During the third quarter of 2005, the Company determined that a certain third-party developed software system (the “MES” system) was impaired and, accordingly, recorded a charge of $1.3 million to selling, general and administrative expense in order to remove the related cost of the asset and associated depreciation. Previous to this charge, certain components of the MES system had been placed in use and certain components were still in development. The gross balance and accumulated depreciation related to the MES system components placed in use were $0.6 million and $0.1 million, respectively, at the time of the impairment charge and was being depreciated over five years. The balance related to the MES system components still in development, for which amortization had not commenced at the time of the impairment charge, was $0.9 million.

In the first quarter of 2005, the Company terminated its related party lease (see Notes 10 and 13). The gross balance and accumulated depreciation of the leasehold improvements were $0.7 million and $0.7 million, respectively, at the time of exit. In addition, at December 31, 2004 the Company had $1.1 million and $0.7 million of gross property and equipment and accumulated depreciation related to its Australian facility. All Australian property and equipment had been disposed of by December 31, 2005, as discussed in Note 4.

Note 7—Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2006	2005
Accrued professional fees	$1,107,878	$1,722,794
Accrued compensation	1,095,563	680,139
Accrued severance	632,604	644,915
Accrued interest	525,000	525,000
Accrued patient settlement	192,156	—
Accrued other	394,315	311,746
Accrued expenses	$3,947,516	$3,884,594

Note 8—Convertible Subordinated Notes

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

In the event a change in control occurs on or before November 9, 2009, the holders of the 3.5% Subordinated Notes may require the Company to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 3.5% Subordinated Notes to be purchased plus accrued and unpaid interest and the payment of a “make-whole” payment which is based on the date on which the change in control occurs and the price per share paid for the Company’s common stock in such change in control transaction. The Company will be allowed to pay for the repurchase of the 3.5% Subordinated Notes and accrued and unpaid interest in cash or, at its option, shares of its common stock, and the Company will be allowed to make the make-whole payment in cash or, at its option, such other form of consideration as is paid to its common stockholders in the change in control transaction. In addition, in the event a change in control occurs on or before November 9, 2009, the holders of the 3.5% Subordinated Notes that convert their 3.5% Subordinated Notes into shares of the Company’s common stock in connection with such change in control transaction will also be entitled to receive the make-whole payment.

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

Note 9—Income Taxes

Isolagen, Inc. and Isolagen Technologies, Inc. file a consolidated U.S. Federal income tax return. During the third quarter of 2006, the Company acquired a 57% interest in Agera (see Note 3). Agera files a separate U.S. Federal income tax return. The Company’s foreign subsidiaries file income tax returns in their respective jurisdictions. The components of the consolidated net loss before income tax benefit and minority interest is as follows:

	Year ended December 31,
	2006	2005	2004
US	$26,737,674	$25,695,952	$14,353,454
Non-US	9,352,618	10,081,632	7,121,015
	$36,090,292	$35,777,584	$21,474,469

The components of income tax benefit are as follows:

	Year ended December 31,
	2006	2005	2004
United States
Current	$—	$—	$—
Deferred	190,754	—	—
Foreign
Current	—	—	—
Deferred	—	—	—
Total income tax benefit	$190,754	$—	$—

The reconciliation between income taxes at the U.S. federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2006	2005	2004
Tax at U.S. federal statutory rate	$(12,631,602)	$(12,522,154)	$(7,516,064)
Increase in domestic valuation allowance	10,112,079	10,124,461	6,444,203
Increase in foreign valuation allowance	3,325,011	2,618,539	2,540,288
State income taxes before valuation allowance, net of federal benefit	(1,336,884)	(1,284,798)	(717,673)
Difference between U.S. and foreign rates	972,148	397,612	356,051
Other	(631,506)	666,340	(1,106,805)
	$(190,754)	$—	$—

As discussed in Note 3, the purchase accounting for the acquisition of Agera’s resulted in the recording of a deferred tax liability of $0.2 million related to the difference between the tax and financial reporting bases (after the allocation of the purchase price) of Agera’s assets and liabilities. Agera recorded a deferred tax benefit during the three months ended December 31, 2006 related to its net operating losses during that period. Such deferred tax benefit was limited to the initial deferred tax liability recorded upon acquisition.

The components of the Company’s deferred tax assets (liabilities) at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Deferred tax assets and liabilities:
Loss carryforwards	$37,251,873	$25,649,210
Accrued expenses and other	1,160,496	360,378
Stock option compensation	1,316,388	876,967
Property and equipment	646,808	51,920
	40,375,565	26,938,475
Less: Valuation allowance	(40,375,565)	(26,938,475)
	$—	$—

As of December 31, 2006, the Company had generated U.S. net operating loss carryforwards of approximately $77.4 million which expire from 2011 to 2026 and net loss carryforwards in certain non-US jurisdictions of approximately $28.4 million. These net operating loss carryforwards are available to reduce future taxable income. However, a, change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2006 and 2005. The valuation allowance increased $13.4 million, $12.7 million and $9.0 million during 2006, 2005 and 2004, respectively, due primarily to the Company’s 2006, 2005 and 2004 net losses, respectively.

Note 10—Commitments and Contingencies

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

On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale petition. The plaintiff filed an amended petition on February 15, 2006, to which the defendants renewed their special exceptions. On September 6, 2006, the Court granted the special exceptions and permitted the plaintiff thirty days to attempt to replead. Thereafter the plaintiff moved the Court for an order compelling discovery, which the Court denied on October 2, 2006. On October 18, 2006, the Court entered an order explaining its grounds for granting the special exceptions. On November 3, 2006, the plaintiff filed a second amended petition. On February 8, 2007, the Company filed its answer and special exceptions to the second amended petition.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. Briefing on that motion is complete. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion. On January 24, 2007, the court denied the plaintiff’s motion to file a second amended complaint.

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

On January 20, 2006, the Company filed its preliminary objections to the complaint. On August 31, 2006, the Court of Common Pleas entered an opinion and order sustaining the preliminary objections and dismissing the complaint with prejudice. On September 19, 2006, Fordyce filed a motion for reconsideration. On September 28, 2006, Fordyce filed a notice of appeal, and on September 29, 2006, the Court of Common Pleas denied the motion for reconsideration. On January 8, 2007, Fordyce filed his opening brief on his appeal, to which the Company has filed a timely response.

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

United Kingdom Customer Settlement

During 2005, the Company began an informal study and surveyed a number of patients who had previously received the Isolagen treatment to assess patient satisfaction. Some patients surveyed reported sub-optimal results from treatment. One hundred forty-nine patients who claimed to have received sub-optimal results were retreated for the purpose of determining the reasons for sub-optimal results. Only those patients who completed the survey, provided adequate medical records including before and after photographs and who were deemed both to have received a sub-optimal result from a first treatment administered according to the Isolagen protocol and who were considered to be appropriate patients for treatment with the Isolagen Therapy received re-treatment. No one completing the survey was offered re-treatment unless they agreed to these conditions. Following re-treatment, a number of patients reported better results than first obtained through the initial treatment by their initial treating physician.

During the first quarter of 2006, the Company received a number of complaints from certain patients who had learned of the limited re-treatment program and also learned that a number of physicians with dissatisfied patients were generating public ill-will as a result of the Company’s decision to limit the number of patients offered re-treatment and were encouraging dissatisfied patients to seek recourse against the Company. In response, in March 2006 the Company decided that it was in its best interest to address these complaints to foster goodwill in the marketplace and avoid the cost of any potential patient claims. Accordingly, the Company agreed to resolve any properly documented and substantiated patient complaints by offering to retreat the patient pursuant to the same criteria stated above or pay £1,000 (approximately US$1,750) to the patients identified to the Company as having received a sub-optimal result. In order to qualify for re-treatment and in addition to the criteria set forth above, the patient will be treated by a physician identified by the Company who will treat these patients pursuant to a protocol. In addition, these patients must have agreed to follow-up visits and assessments of their response to treatment. No patient unlikely to benefit from Isolagen Therapy have been or will be retreated.

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

During the year ended December 31, 2006, payments to patients and retreatments reduced the accrual by $0.6 million. As of December 31, 2006, the liability included in accrued expenses in the consolidated balance sheet was $0.2 million. The estimates of the factors which will affect the actual cost of this program may change in future periods and the effects of any changes in these estimates will be accounted for in the period in which the estimate changes.

Other Litigation

The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

Leases

The Company has entered into leases for office, warehouse and laboratory facilities in Exton, Pennsylvania, Houston, Texas, Santa Barbara, California and London, England under third party non-cancelable operating leases through 2010. Future minimum lease commitments at December 31, 2006 are as follows:

Year Ending December 31,
2007	$1,406,394
2008	1,350,058
2009	1,329,907
2010	1,154,411
2011	1,119,312
Thereafter	1,399,141
Total	$7,759,223

For the years ended December 31, 2006, 2005 and 2004, rental expense totaled $1.8 million, $1.8 million and $0.5 million, respectively.

In August 2006, the Company commenced a non-cancelable two year operating lease for approximately 2,200 square feet in Santa Barbara, California. This office space houses certain members of our senior management team.

In April 2005, the Company commenced a non-cancelable three year operating lease for approximately 86,500 square feet in Exton, Pennsylvania. This new Exton facility houses members of our senior management team, quality and manufacturing personnel, and the corporate finance department. The Company began constructing a production line in a portion of this facility in anticipation of eventual FDA approval. The facility was completed during September 2005. This production line is expected to be utilized for the production of clinical supplies. The non-cancelable portion of the lease expires on March 31, 2008, provided however that if the lease is not cancelled by the Company prior to March 31, 2007, at least one year prior to the end of the non-cancelable portion of the lease, then the lease shall end on March 31, 2013. The Company would then have the option to extend the term of the lease for five years, beginning on April 1, 2013. The Company believes that extending the lease through March 31, 2013 is probable, and accordingly, the Company amortizes its leasehold improvements related to this facility through March 31, 2013. Lease expense is recognized on a straight-line basis through March 31, 2013. The Exton, Pennsylvania minimum lease payments have been included in the future minimum lease commitments table above through March 31, 2013,

Certain former officers of the Company had previously provided office space and laboratory facilities in Houston, Texas at no charge until August 2003. Beginning September 2003, the lease rate was approximately $1.80 per month per square foot. During the first quarter of 2005, this lease with certain former officers of the Company was terminated. Commencing March 2005, the Company entered into a new lease with a third-party for approximately 14,850 square feet lease of office and laboratory space in Houston, Texas. The lease term is through April 2008. The Company no longer leases or occupies office space or laboratory facilities from related parties.

As discussed in Note 4, in September 2004 the Company adopted a plan to close its Australia facility. The lease related to the Company’s Australia facility was originally due to expire on December, 31, 2004. The Company terminated this lease in October 2005.

As discussed in Note 2, in April 2005 the Company acquired a two-building corporate campus in Bevaix, Canton of Neuchâtel, Switzerland. The Company leases one of these buildings to a third party for approximately $0.3 million per year. This lease began April 15, 2005 and concludes on December 31, 2010.

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

Effective October 27, 2005 Mr. DeLape also resigned as Chairman of the Board and member of the Board of Directors. In connection with Mr. DeLape’s resignation, Mr. DeLape and the Company entered into a Separation and Release Agreement (the “Agreement”). Pursuant to the Agreement, Mr. DeLape agreed, among other things, to (a) resign all positions with the Company and all of its subsidiaries and to terminate his employment with the Company, (b) certain lock-up and standstill restrictions in respect of shares of the Company’s common stock he and his affiliates own through July 2006, and (c) execute a release for the benefit of the Company and its subsidiaries. The Company agreed, among other things, to pay a separation payment in the amount of $210,000, beginning on Mr. DeLape’s resignation date through March 15, 2006. Mr. DeLape also retained options to purchase (a) 650,000 shares of the Company’s common stock granted on September 1, 2001 at an exercise price of $6.00, which were fully vested as of his resignation date and will be exercisable for a period of two years following his resignation date, (b) 400,000 shares of the Company’s common stock granted on February 25, 2003 at an exercise price of $4.50, which were fully vested as of his resignation date and will be exercisable for a period of five years following his resignation date and (c) 150,000 shares of the Company’s common stock granted on September 5, 2003 at an exercise price of $9.81, which were fully vested as of his resignation date and will be exercisable for a period of three years following his resignation date. All other unexercised options granted to Mr. DeLape to purchase shares of the Company’s common stock were cancelled as of Mr. DeLape’s resignation date. The Amended and Restated Employment Agreement of June 2005 between Mr. DeLape and the Company was terminated. Any options to purchase stock under the 2005 Agreement were cancelled. The separation payment pursuant to the Separation and Release Agreement reflects the amount that would otherwise be owed under Mr. DeLape’s 2003 Employment Agreement reduced by the amount of certain office expense reimbursements paid to him pursuant to the 2005 Agreement.

Mr.  Michael Macaluso, former Chief Executive Officer and former Director, entered into an employment agreement dated September 5, 2003, with an initial term ending July 31, 2006 and providing for a base salary of $300,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Macaluso resigned from Chief Executive Officer and President effective September 1, 2004. Mr. Macaluso was paid his base salary until July 2006, which was fully accrued at the time of his resignation.

Note 11—Equity

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

Refer to the consolidated statement of shareholders’ equity (deficit) and comprehensive loss for common stock transactions from the period December 28, 1995 through December 31, 2006.

Treasury Stock

In November 2004, the Company repurchased 4,000,000 shares of its common stock for an aggregate of approximately $26.0 million, of which 2,000,000 shares were repurchased from Frank DeLape, who was then the Chairman of the Board of Directors, Michael Macaluso, a former director and the former President and Chief Executive Officer, Olga Marko, the former Senior Vice President and Director of Research, Michael Avignon, the former Manager of International Operations, and Timothy J. Till, a shareholder. The purchase price from the insiders, affiliates and founders of the Company listed above was $6.33 per share which represented a 5% discount from the closing price of the Company’s common stock on the American Stock Exchange on October 28, 2004, the date the offering of the 3.5% Subordinated Notes was priced. The purchase of the shares from the insiders was approved by a special committee of independent directors in partial reliance on a fairness opinion issued by an investment bank.

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

Note 12—Equity-based Compensation

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

Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from substantially all option grants to employees and directors. Compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $1.1 million of compensation expense, net of tax, during the year ended December 31, 2006 for stock option awards to employees and directors based on the estimated fair values, at the grant dates, of the awards.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the year ended December 31, 2006 was $1.1 million higher than if it had continued to account for share-based compensation under APB No. 25.

Results for the years ended December 31, 2005 and 2004 have not been restated. Had compensation expense for employee and director stock options been determined based on fair value at the grant date consistent with SFAS No. 123(R), with stock options expensed using the straight-line attribution method, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,	Year Ended December 31,
	2005	2004
Net loss—as reported	$(35,777,584)	$(21,474,469)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects of $0	44,329	373,147
Less: total stock based employee compensation determined under fair value based method for all awards granted to employees, net of related tax effect of $0	(5,967,467)	(4,665,753)
Net loss—pro forma	$(41,700,722)	$(25,767,075)
Net loss per share—as reported
Basic and diluted	$(1.18)	$(0.71)
Net loss per share—pro forma
Basic and diluted	$(1.38)	$(0.86)

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $1.42, $2.90 and $5.08 for the years ended December 31, 2006, 2005 and 2004, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected life (years)	5.3	5.0	5.0
Interest rate	4.9%	4.0%	4.0%
Dividend yield	—	—	—
Volatility	79%	78%	71%

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

There were 86,000 stock options exercised during the year ended December 31, 2006, resulting in cash proceeds to the Company of $0.2 million. There were 25,000 stock options exercised during the year ended December 31, 2005, resulting in cash proceeds to the Company of $0.1 million. There were 125,000 stock options exercised during the year ended December 31, 2004, resulting in cash proceeds to the Company of $0.3 million. These exercised options in 2006, 2005 and 2004, respectively, had an intrinsic value of $0.2 million, less than $0.1 million and $0.8 million. A summary of option activity for the year ended December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6,912,683	$5.66
Granted	4,491,500	2.08
Exercised	(86,000)	2.02
Forfeited	(843,350)	5.41
Outstanding at December 31, 2006	10,474,833	4.17	4.85	$4,062,960
Options exercisable at December 31, 2006	6,903,744	$5.26	3.10	$756,147

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2006:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at January 1, 2006	116,667	$1.12
Granted	4,491,500	1.42
Vested	(782,078)	1.47
Forfeited	(255,000)	1.45
Non-vested at December 31, 2006	3,571,089	$1.41

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $1.2 million, $10.6 million and $2.9 million, respectively. As discussed above, in December 2005 the Company’s Board of Directors approved the full vesting of all unvested, outstanding stock options issued to current employees and directors. As of December 31, 2006, there was $2.9 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2006, there was $1.5 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.

2001 Stock Option and Stock Appreciation Rights Plan

Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of December 31, 2006, there were 4,096,500 options outstanding under the Stock Plan and 294,500 options are available to be issued under the Stock Plan.

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

During the three months ended September 30, 2006, the Company issued, under the 2001 Stock Plan a total of 105,000 options to three employees to purchase its common stock at exercise prices ranging from $3.70 to $3.79 per share, which had a five year maximum contractual life and which vested annually over a three year period from the date of grant. These 105,000 options were subsequently cancelled during the three months ended December 31, 2006. Also during the three months ended September 30, 2006, a total of 75,000 options were issued to four independent Board of Director members to purchase its common stock at an exercise price of $3.76 per share and which have a ten year maximum contractual life. The Director options vest quarterly over one year beginning November 30, 2006. During the three months ended December 31, 2006, no options were issued under the 2001 Stock Plan.

2003 Stock Option and Stock Appreciation Rights Plan

On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of December 31, 2006, there were 2,135,000 options outstanding under the 2003 Stock Plan and 115,000 shares were available for issuance under the 2003 Stock Plan. No options were granted under the 2003 Stock Plan during the nine months ended September 30, 2006.

During the three months ended December 31, 2006, 355,000 options were issued under the 2003 Stock Plan, of which: (1) 30,000 options were issued to a newly elected independent member of the Board of Directors, with an exercise price of $3.47 and which vest one year from the date of grant, (2) 200,000 options were issued to two employees with exercise prices ranging from $3.25 to $3.49 per share and which vest annually over three years and (3) 125,000 options were issued to one employee with an exercise price of $3.49 per share, which vests upon the attainment of certain product cost reduction goals.

The 125,000 share option grant is considered a grant of a performance stock option. No compensation cost has been recorded for this grant as the Company does not currently believe that the vesting events are probable of occurrence. The grant performance criteria cannot be considered probable until, at the earliest, Isolagen Therapy production volumes are at commercial levels in the United States. Commercial production volumes will require FDA approval of the Isolagen Therapy. The grant date fair value of the award was approximately $0.2 million. This fair value of $0.2 million, or any portion thereof, will not be recognized as compensation expense until the vesting of the Performance Stock Option Grant becomes probable.

2005 Equity Incentive Plan

On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of December 31, 2006, there were 515,000 options outstanding and 1,502,986 outstanding restricted stock awards under the 2005 Stock Plan.

No stock options were issued under the 2005 Stock Plan during the three months ended March 31, 2006. During the three months ended June 30, 2006, the Company issued 400,000 options to purchase its common stock with an exercise price of $1.88 per share to the Company’s President. These options have a ten year maximum contractual life and the options shall vest, and no longer be subject to forfeiture, upon the occurrence of any of the following events: (i) upon the closing of the sale of substantially all of the assets of the Company or the reorganization, consolidation or the merger of the Company; provided that the event results in the payment or distribution of consideration valued in good faith by the Board of Directors at $25 per share or more; or (ii) upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of common stock of the Company at a price per share valued in good faith by the Board of Directors at $25 or more; or (iii) immediately following a “Stock Acquisition Date,” as that term is defined in the Rights Plan adopted by the Company on May 12, 2006 (provided that said rights are not subsequently redeemed by the Company or that the Rights Plan is not subsequently amended to preclude exercise of the rights issued thereunder, prior to the Distribution Date, as that term is defined in the Rights Plan), or (iv) at such other time as the Board of Directors, in its sole discretion, deems appropriate; provided in each case that the President is employed by the Company at the time of said event.

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

No stock options were issued under the 2005 Stock Plan during the three months ended September 30, 2006 or three months ended December 31, 2006.

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

During the three months ended September 30, 2006, 1,708 shares of restricted stock vested. During the three months ended December 31, 2006, 15,002 shares were cancelled due to terminations and 42 shares of restricted stock vested. Compensation expense related to the restricted stock was less than $0.1 million for the year ended December 31, 2006. As of December 31, 2006, 334 shares of unvested restricted stock were outstanding, which vest quarterly through March 31, 2009.

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

During both the three months ended September 30, 2006 and December 31, 2006, the Company did not issue any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan.

Equity Instruments Issued for Services

As of December 31, 2006, the Company has outstanding 603,600 warrants and options issued to non-employees under consulting and distribution agreements. The following sets forth certain information concerning these warrants and options:

	Vested	Unvested
Warrants and options outstanding	540,266	63,334
Vesting period	n/a	1-3 mos.
Range of exercise prices	$1.50-6.00	$1.89-6.00
Weighted average exercise price	$4.34	$2.76
Expiration dates	2009-2013	2009-2011

Expense related to these contracts was $0.2 million, $(0.2) million and $1.5 million during the years ended December 31, 2006, 2005 and 2004, respectively. The expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

Expected life (years)	4.25-5 Years
Interest rate	4.0-4.97%
Dividend yield	—
Volatility	83.0-83.1%

Further, there were 688,256 warrants outstanding as of December 31, 2006 and December 31, 2005, which were primarily issued in connection with past equity offerings. During the years ended December 31, 2006, 2005 and 2004, there were 0, 60,000 and 246,913 warrants exercised, respectively. The proceeds from warrants exercised during the years ended December 31, 2005 and 2004 were $0.0 million and $0.1 million, respectively. The intrinsic value of warrants exercised in the years ended December 31, 2005 and 2004 were $0.4 million and $1.7 million, respectively.

Note 13—Certain Relationships and Related Transactions

Certain former officers of the Company, through affiliated companies, previously provided services to the Company. During 2003, these services consisted primarily of the following: (i) office space and laboratory facilities in Houston, Texas, a portion of which was provided at no charge to the Company through August 2003 (beginning in September 2003, the Company began paying a lease rate of approximately $1.80 per month per square foot), (ii) printing services, and (iii) computer and information technology systems support. As discussed in Note 10, the related party lease was terminated during the first quarter of 2005. Printing services and computer and information technology systems support services are no longer provided by related parties. During 2006, 2005 and 2004, the Company incurred total expenses for services provided by these related parties of $0.0 million, $0.1 million and $0.1 million, respectively. No amounts were payable at December 31, 2006 and 2005.

As discussed in Notes 8 and 10, in November 2004 the Company repurchased 2,000,000 shares of its common stock from Frank DeLape, who was then the Chairman of the Board of Directors, Michael Macaluso, a former director and the former President and Chief Executive Officer, Olga Marko, the former Senior Vice President and Director of Research, Michael Avignon, the former Manager of International Operations, and Timothy J. Till, a shareholder. The purchase price from the insiders, affiliates and founders of the Company listed above was $6.33 per share which represented a 5% discount from the closing price of the Company’s common stock on the American Stock Exchange on October 28, 2004, the date the offering of the 3.5% Subordinated Notes was priced. The purchase of the shares from the insiders was approved by a special committee of independent directors in partial reliance on a fairness opinion issued by an investment bank.

During 2005, the Company incurred research and development consulting costs of less than $0.1 million payable to Olga Marko, the former Senior Vice President and Director of Research.

Five of the Company’s current Board members and seven of the Company’s former officers and directors are named defendants in certain pending class action and derivative legal proceedings discussed in Note 10 above. During 2006, the Company advanced an aggregate of $0.9 million, or approximately $0.1 million per person, for legal expenses incurred on behalf of those five Board members and seven former officers and directors in connection with their defense in those proceedings. As of December 31, 2006, approximately $0.5 million of that amount (approximately $46,000 per person) had been reimbursed by the Company’s insurance carriers.

Since June 2005, Mr. Ralph DeMartino, a member of the Company’s Board of Directors, has been a member of the law firm Cozen O’Connor in the firm’s Washington, DC office. From January 2003 until June 2005, Mr. DeMartino was the managing partner of the Washington, DC office of the law firm Dilworth Paxson LLP. Fees paid by the Company to Cozen O’Connor during 2006, 2005 and 2004 were

$0.4 million, $0.2 million and $0, respectively. Fees paid by the Company to Dilworth Paxson LLP during 2006, 2005 and 2004 were $0, $0.4 million and $0.6 million, respectively.

Note 14—Segment Information and Geographical information

With the acquisition of Agera on August 10, 2006 (see Note 3), the Company now has two reportable segments: Isolagen Therapy and Agera. Prior to the acquisition of Agera, the Company reported one reportable segment. The Isolagen Therapy segment specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. The following table provides operating financial information for the Company’s two reportable segments:

	Segment
Year Ended December 31, 2006	Isolagen Therapy	Agera	Consolidated
External revenue	$5,708,326	$384,389	$6,092,715
Intersegment revenue	—	—	—
Total operating revenue	5,708,326	384,389	6,092,715
Cost of revenue	6,945,290	194,196	7,139,486
Selling, general and administrative expense	23,130,542	574,656	23,705,198
Research and development expense	9,245,143	—	9,245,143
Management fee	(278,136)	278,136	—
Other expenses	790,063	—	790,063
Total operating expenses	32,887,612	852,792	33,740,404
Operating loss	(34,124,576)	(852,792)	(34,787,175)
Interest income	2,268,346	12,007	2,280,353
Other income	315,904	—	315,904
Interest expense	(3,899,374)	—	(3,899,374)
Minority interest	—	78,132	78,132
Income tax benefit	—	190,754	190,754
Segment loss	$(35,439,700)	$(381,706)	$(35,821,406)
Supplemental information
Depreciation and amortization expense	$2,076,613	$125,616	$2,202,229
Capital expenditures	1,243,036	—	1,243,036
Equity awards issued for services	1,464,139	—	1,464,139
Amortization of debt issuance costs	749,240	—	749,240
Loss on disposal or impairment of property and equipment	2,603,843	—	2,603,843
Total assets	51,269,373	6,017,502	57,286,875
Property and equipment, net	4,488,332	—	4,488,332

An intercompany receivable of $0.3 million, due from the Agera segment to the Isolagen Therapy segment, is eliminated during consolidation. This intercompany receivable is primarily due to the intercompany management fee charge and has been excluded from total assets of the Isolagen Therapy segment in the above table.

Geographical information concerning the Company’s operations and assets is as follows:

	Revenue Year ended December 31,
	2006	2005	2004
United States	$150,945	$—	$—
United Kingdom	4,875,939	7,828,038	3,565,816
Australia	—	—	432,441
Other	1,065,831	925,646	180,990
	$6,092,715	$8,753,684	$4,179,247

	Property and Equipment, net As of December 31,
	2006	2005
United States	$4,331,604	$4,602,417
United Kingdom	156,728	1,868,592
Switzerland	—	68,952
	$4,488,332	$6,539,961

	Intangible Assets, net As of December 31,
	2006	2005
United States	$4,936,505	$540,000
United Kingdom	—	—
Switzerland	—	—
	$4,936,505	$540,000

Note 14—Summarized Quarterly Financial Data (unaudited)

For the following three-month periods ended	March 31	June 30	September 30	December 31
2006
Revenue	$1,799,570	$1,643,746	$1,514,093	$1,135,306
Cost of sales	1,931,058	1,978,015	1,732,302	1,498,111
Operating loss	(9,657,752)	(7,853,689)	(6,380,709)	(10,895,025)
Net loss	(9,917,451)	(8,131,714)	(6,671,880)	(11,100,361)
Net loss per share	$(0.33)	$(0.27)	$(0.22)	$(0.37)

For the following three-month periods ended	March 31	June 30	September 30	December 31
2005
Revenue	$2,666,534	$2,346,513	$1,819,975	$1,920,662
Cost of sales	2,419,672	2,764,931	2,025,006	2,040,006
Operating loss	(6,167,086)	(9,720,209)	(9,095,690)	(9,965,726)
Net loss	(6,431,206)	(9,989,213)	(9,267,067)	(10,090,098)
Net loss per share	$(0.21)	$(0.33)	$(0.31)	$(0.33)

Refer to Note 12, Equity-based Compensation, for a discussion of our adoption of SFAS 123(R) on January 1, 2006.

Note 15—Subsequent Event

On March 16, 2007, we agreed to enter into a separation, release and consulting agreement with Ms. Susan Ciallella, pursuant to which we and Ms. Ciallella mutually agreed that Ms. Ciallella would resign from her employment with Isolagen and as a director of Isolagen for personal reasons.  Pursuant to the proposed agreement, Ms. Ciallella will receive the same benefits as set forth in her employment agreement as if such agreement had been terminated without cause or for good reason.  In addition, Ms. Ciallella has agreed to provide consulting services to Isolagen with a total commitment of $300,000 to be paid over time, with additional services in excess of the contemplated commitment to be paid on an hourly basis.  The proposed agreement will provide that Ms. Ciallella shall retain 75% of the performance option issued to her in June 2006, and that all other unvested options issued to Ms. Ciallella shall vest immediately.