Form 10-Q
period 2007-03-31
ISOLAGEN INC
filed 2007-05-10
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2007

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

☐ Yes ☒ No

As of May 5, 2007, issuer had 34,377,731 shares of issued and 30,377,731shares outstanding common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

Isolagen, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$24,088,003	$31,783,545
Restricted cash	1,224,723	1,483,197
Accounts receivable, net of allowance for doubtful accounts of $6,167 and $0, respectively	109,048	81,502
Inventory	150,237	181,865
Other receivables	528	357
Prepaid expenses	1,244,735	860,244
Current assets of discontinued operations	189,506	739,009
Total current assets	27,006,780	35,129,719
Property and equipment, net of accumulated depreciation and amortization of $2,053,344 and $1,816,125, respectively	4,026,668	4,331,605
Intangible assets, net of amortization of $463,506 and $381,795, respectively	4,854,794	4,936,505
Other assets, net of amortization of $1,810,662 and $1,623,352, respectively	2,008,875	2,204,685
Assets of discontinued operations held for sale	10,514,855	10,503,234
Other long-term assets of discontinued operations	176,626	181,127
Total assets	$48,588,598	$57,286,875

Liabilities, Minority Interests and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,081,622	$886,598
Accrued expenses	4,906,324	2,886,041
Deferred revenue	1,342	5,421
Current liabilities of discontinued operations	249,765	1,863,857
Total current liabilities	6,239,053	5,641,917
Long term debt	90,000,000	90,000,000
Other long term liabilities of continuing operations	1,056,741	999,940
Long term liabilities of discontinued operations	164,513	164,227
Total liabilities	97,460,307	96,806,084
Commitments and contingencies (see Note 8)
Minority interests	2,004,939	2,104,373

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Series C junior participating preferred stock, $.001 par value; 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	34,378	34,363
Additional paid-in capital	113,206,026	111,516,561
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive loss	(128,615)	(127,462)
Accumulated deficit during development stage	(138,014,437)	(127,073,044)
Total shareholders’ deficit	(50,876,648)	(41,623,582)
Total liabilities, minority interests and shareholders’ deficit	$48,588,598	$57,286,875

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
			inception) to
	March 31,		March 31,
	2007	2006	2007
Revenue
Product sales	$313,622	$—	$2,088,125
License fees	—	—	260,000
Total revenue	313,622	—	2,348,125
Cost of sales	159,087	—	755,743
Gross profit	154,535	—	1,592,382

Selling, general and administrative expenses	6,337,305	2,796,686	53,752,527
Research and development	3,089,071	2,899,619	33,779,767
Operating loss	(9,271,841)	(5,696,305)	(85,939,912)
Other income (expense)
Interest income	298,750	642,351	6,205,265
Other income	—	—	172,443
Interest expense	(974,810)	(974,810)	(9,734,412)
Minority interest	99,434	—	177,566
Loss before income taxes from continuing operations	(9,848,467)	(6,028,764)	(89,119,050)
Income tax benefit	—	—	190,754
Loss from continuing operations	(9,848,467)	(6,028,764)	(88,928,296)
Loss from discontinued operations, net of tax	(1,092,926)	(3,888,686)	(36,072,456)
Net loss	(10,941,393)	(9,917,450)	(125,000,752)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Net loss attributable to common shareholders	$(10,941,393)	$(9,917,450)	$(138,014,437)
Per share information:
Loss from continuing operations—basic and diluted	$(0.32)	$(0.20)	$(6.54)
Loss from discontinued operations—basic and diluted	(0.04)	(0.13)	$(2.65)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.84)
Preferred stock dividends	—	—	(0.12)
Net loss per common share—basic and diluted	$(0.36)	$(0.33)	$(10.15)
Weighted average number of basic and diluted common shares outstanding	30,374,772	30,260,383	13,595,669

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss
(Unaudited)

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)
Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income (Loss)	Development Stage	Equity (Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd t qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)
Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income (Loss)	Development Stage	Equity (Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	96,177
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	25,627
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	156,900
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	34,772
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(35,821,406)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	657,182
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(35,164,224)
Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$(41,623,582)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income (Loss)	Development Stage	Equity (Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—			88	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	23,100

Expense in connection with modification of employee stock options	—	—	—	—			1,178,483	—	—	—	—	1,178,483
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(10,941,393)	(10,941,393)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,153)	—	(1,153)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,942,546)
Balance 3/31/07	—	$—	—	$—	34,377,731	$34,378	$113,206,026	4,000,000	$(25,974,000)	$(128,615)	$(138,014,437)	$(50,876,648)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	March 31,		Cumulative Period from December 28, 1995 (date of inception) to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(10,941,393)	$(9,917,450)	$(125,000,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Expense related to equity awards	1,666,380	112,643	6,532,720
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	379,998	500,943	6,589,907
Provision for doubtful accounts	(142)	56,524	318,173
Amortization of debt issue costs	187,310	187,310	1,810,662
Amortization of debt discounts on investments	—	—	(508,983)
Loss on disposal or impairment of property and equipment	20,536	704,853	4,569,767
Foreign exchange gain on substantial liquidation of foreign entity	—	—	(133,851)
Minority interest	(99,434)	—	(177,566)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (Increase) in restricted cash	258,474	251,729	(1,224,723)
Decrease (increase) in accounts receivable	34,968	(117,695)	65,776
Decrease in other receivables	158,444	151,340	38,008
Decrease (increase) in inventory	125,104	205,997	(77,473)
Decrease (increase) in prepaid expenses	(151,549)	76,682	(1,241,157)
Decrease in other assets	13,298	2,629	31,653
Increase (decrease) in accounts payable	(194,363)	(1,088,669)	998,729
Increase in accrued expenses and other liabilities	1,186,491	161,962	4,799,961
Decrease in deferred revenue	(345,609)	(153,263)	(47,063)
Net cash used in operating activities	(7,701,487)	(8,864,466)	(101,900,656)
Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	(2,009,841)
Purchase of property and equipment	(14,812)	(565,425)	(25,312,107)
Proceeds from the sale of property and equipment	925	—	41,820
Purchase of investments	—	(2,700,000)	(152,998,313)
Proceeds from sales and maturities of investments	—	12,200,000	153,507,000
Net cash provided by (used in) investing activities	(13,887)	8,934,575	(26,771,441)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	23,100	—	79,104,220
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)
Net cash provided by financing activities	23,100	—	152,677,359
Effect of exchange rate changes on cash balances	(3,268)	(37,717)	82,741
Net increase (decrease) in cash and cash equivalents	(7,695,542)	32,392	24,088,003
Cash and cash equivalents, beginning of period	31,783,545	41,554,203	—
Cash and cash equivalents, end of period	$24,088,003	$41,586,595	$24,088,003

Supplemental disclosures of cash flow information:
Cash paid for interest	—	—	$6,415,283
Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	—	—	11,423,824
Preferred stock dividend	—	—	1,589,861
Uncompensated contribution of services	—	—	755,556
Common stock issued for intangible assets	—	—	540,000
Equipment acquired through capital lease	—	—	167,154

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Isolagen is a biotechnology company focused on developing emergent, novel skin and tissue rejuvenation products for application in certain aesthetic and therapeutic markets. The Company’s clinical development product candidates are designed to improve the appearance of skin damaged by the normal effects of aging, sun damage, acne and burns with a patient’s own (autologous) fibroblast cells produced utilizing the Company’s proprietary Isolagen Process. The Company also develops and markets an advanced skin care line with broad application in core target markets through its Agera subsidiary.

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

During 2006, 2005 and 2004, the Company sold its aesthetic product primarily in the United Kingdom. However, during the fourth quarter of fiscal 2006, the Company decided to close the United Kingdom operation. As of March 31, 2007, the United Kingdom, Swiss and Australian operations are presented as discontinued operations for all periods presented, as more fully discussed in Note 3.

Through March 31, 2007, the Company has been primarily engaged in developing its initial product technology and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2007 (reference is again made to Note 3 for a discussion of the

Company’s decision to close the United Kingdom operation). The Company expects to finance its operations primarily through its existing cash and any future financing. At March 31, 2007 and December 31, 2006, the Company had cash, cash equivalents and restricted cash of $25.3 million and $33.3 million, respectively. The Company believes that its existing capital resources are adequate to finance its operations through March 31, 2008. The Company’s ability to operate profitably is largely contingent upon its success in obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. The Company will be required to obtain additional capital in the future to continue and expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods, or obtain any such additional capital as it needs, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations would be negatively impacted.

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

The financial statements included herein as of March 31, 2007, and for each of the three months ended March 31, 2007 and 2006, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods discussed above. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results which will be realized for the year ending December 31, 2007.

Unless the context requires otherwise, the “Company” refers to Isolagen, Inc. and all of its consolidated subsidiaries, “Isolagen” refers to Isolagen, Isolagen Technologies, Isolagen Europe, Isolagen Australia and Isolagen Switzerland, and “Agera” refers to Agera Laboratories, Inc.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, the provision for and disclosure of litigation and loss contingencies (see Note 8) and estimates and assumptions related to equity-based compensation expense (see Note 9). Actual results may differ materially from those estimates.

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

Balances of related after-tax components comprising accumulated other comprehensive income included in shareholders’ equity, at March 31, 2007 and December 31, 2006 are related to foreign currency translation adjustments. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity is removed from the separate component of equity and is reported as gain or loss for the period during which the sale or liquidation occurs.

Statement of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At March 31, 2007 and December 31, 2006, the Company had $1.2 million and $1.5 million of cash restricted for the payment of the non-cancelable portion of the Exton, Pennsylvania facility lease, due monthly through March 2008.

Concentration of credit risk

The Company maintains its cash primarily with major U.S. domestic banks. The amounts held in these banks generally exceed the insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company invests its cash equivalent funds primarily in government securities.

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

Assets of discontinued operations held for sale

In April 2005, the Company acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. The Company subsequently spent approximately $1.8 million on the first phase of a renovation. In April 2006, management decided to place the corporate campus on the market for sale in order to conserve capital. The Company commenced its selling efforts during June of 2006. As of March 31, 2007, the net book value of the corporate campus was $10.3 million, reflecting management’s estimate of the realizable value of the corporate campus. The corporate campus is included in assets of discontinued operations held for sale on the consolidated balance sheets for all periods presented.

Although the corporate campus was not being actively marketed for sale as of March 31, 2006 and therefore had not been reclassified as held for sale as of March 31, 2006, at that date management assessed whether the book value of the corporate campus was impaired based on its estimate of the realizable value of the corporate campus, and made a determination to write down the corporate campus by $0.7 million. The Company subsequently recorded a further impairment charge of $0.4 million during the fourth quarter of 2006 to reflect management’s estimate of the realizable value of the corporate campus at December 31, 2006. Accordingly, total impairment charges of $1.1 million have been recorded related to the Switzerland corporate campus, which charges are reflected in loss from discontinuing operations in the consolidated statement of operations.

In March 2007, the Company completed the closing of its United Kingdom manufacturing facility. As described in Note 3, the Company recorded a fixed asset impairment charge related to its United Kingdom operation of $1.4 million during the fourth quarter of 2006, which is included in loss from discontinued operations in the cumulative consolidated statement of operations. The carrying value of the impaired United Kingdom fixed assets is $0.2 million at March 31, 2007, reflecting management’s estimate of realizable value. The United Kingdom fixed assets are included in assets of discontinued operations held for sale on the accompanying consolidated balance sheets for all periods presented (see Note 3 for further discussion of the Company’s discontinued operations).

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

Intangible assets

Intangible assets primarily include proprietary formulations and trademarks, which were acquired in connection with the acquisition of Agera (see Note 4), as well as certain in-process patents. Proprietary formulations and trademarks are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 13 to 18 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows.

Intangible assets are comprised as follows:

	March 31,	December 31,
	2007	2006
Proprietary formulations	$3,101,100	$3,101,100
Trademarks	1,511,400	1,511,400
Other intangibles	705,800	705,800
	5,318,300	5,318,300
Less: Accumulated amortization	(463,506)	(381,795)
Intangible assets, net	$4,854,794	$4,936,505

Debt Issue Costs

The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in other assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $1.9 million at March 31, 2007 and approximately $2.1 million at December 31, 2006 and were included in other assets, net, in the accompanying consolidated balance sheets.

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

Continuing operations:  Revenue from the sale of Agera’s products is recognized upon transfer of title, which is upon shipment of the product to the customer. The Company believes that the requirements of SAB 104 are met when the ordered product is shipped, as the risk of loss transfers to our customer at that time, the fee is fixed and determinable and collection is reasonably assured. Any advanced payments are deferred until shipment.

Discontinued operations: The Isolagen Therapy was administered, in the United Kingdom, to each patient using a recommended regimen of injections. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The Company believes each injection had stand alone value to the patient. The Company invoiced the attending physician when the physician sent his or her patient’s tissue sample to the Company which created a contractual arrangement between the Company and the medical professional. The amount invoiced varied directly with the dose and number of injections requested. Generally, orders were paid in advance by the physician prior to the first injection. There was no performance provision under any arrangement with any physician, and there is no right to refund or returns for unused injections

As a result, the Company believes that the requirements of SAB 104 were met as each injection was shipped, as the risk of loss transferred to our physician customer at that time, the fee was fixed and determinable and collection was reasonably assured. Advance payments were deferred until shipment of the injection(s). The amount of the revenue deferred represented the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician discontinue the regimen prematurely all remaining deferred revenue is recognized.

Shipping and handling costs

Agera charges its customers for shipping and handling costs. Such charges to customers are presented net of the costs of shipping and handling, as selling, general and administrative expense, and are not significant to the consolidated statements of operations.

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the three months ended March 31, 2007 and 2006 was $0.5 million and less than $0.1 million higher than if it had continued to account for share-based compensation under APB No. 25 (refer to Note 9 for further stock-based compensation discussion).

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of March 31, 2007, the Company has no accrued interest related to uncertain tax positions.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At the adoption date of January 1, 2007, we had $40.4 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have $43.7 million of unrecognized tax benefits, the large majority of which relates to loss carryforwards for which we have provided a full valuation allowance. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

At March 31, 2007, options and warrants to purchase 9,508,089 million shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9,828,009 shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

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

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net loss	$(10,941,393)	$(9,917,451)
Other comprehensive income (loss), foreign currency translation adjustment	(1,153)	61,052
Comprehensive loss	$(10,942,546)	$(9,856,399)

Fair Value of Financial Instruments

The Company’s primary financial instruments consist of accounts receivable, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s convertible subordinated debentures were quoted at approximately 82% and 73% of par value at March 31, 2007 and December 31, 2006, respectively. Accordingly, the fair value of our convertible subordinated debentures is approximately $73.8 million and $65.7 million at December 31, 2006.

Recently Issued Accounting Standards Not Yet Effective

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which is effective for the Company’s fiscal year beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The adoption of this statement is not currently expected to have a material impact on the Company’s financial position or results of operations.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is currently evaluating the impact SFAS 159 will have on its consolidated financial position.

Note 3—Discontinued Operations

As part of the Company’s continuing efforts to evaluate the best uses of its resources, in the fourth quarter of 2006 the Company’s Board of Directors approved the proposed closing of the Company’s United Kingdom operation. After a full business analysis, management and the Board determined that the best use of resources was to focus on the Company’s strategic opportunities. As such, the Company’s first priority is to advance the United States pivotal Phase III clinical trial for the use of Isolagen Therapy for the treatment of certain facial wrinkles, and then, with regulatory agencies’ agreement, initiate clinical studies in other therapeutic and aesthetic areas.

On March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of March 31, 2007, the remaining lease obligation approximated $0.6 million. The administrative site lease expires April 2007 and, as of March 31, 2007, the remaining lease obligation was less than $0.1 million. As of March 31, 2007, fixed assets of $0.2 million related to the United Kingdom operations are reflected as assets held for sale of discontinued operations on the consolidated balance sheet.

The assets, liabilities and results of operations of the United Kingdom, Switzerland and Australian operations are reflected as discontinued operations in the accompanying consolidated financial statements. All prior period information has been restated to reflect the presentation of discontinued operations.

The following sets forth the components of assets and liabilities of discontinued operations as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(in millions)	2007	2006
Inventory	$—	$0.1
Value-added tax refund due	0.1	0.3
Other current assets	0.1	0.3
Total current assets	0.2	0.7
Assets held for sale	10.5	10.5
Long term assets	0.2	0.2
Total assets	$10.9	$11.4

Accounts payable	$0.1	$0.5
Accrued expenses and other current liabilities	0.2	1.4
Total current liabilities	0.3	1.9
Long term liabilities	0.1	0.1
Total liabilities	$0.4	$2.0

The following sets forth the results of operations of discontinued operations for the three months ended March 31, 2007 and March 31, 2006:

	March 31,	March 31,
(in millions)	2007	2006
Net revenue	$0.2	$1.8
Gross loss	(0.3)	(0.1)
Operating loss	(1.2)	(4.0)
Other income	0.1	0.1
Loss from discontinued operations	$(1.1)	$(3.9)

The following sets forth information about the major components of the United Kingdom operation exit costs incurred through March 31, 2007:

	Costs Incurred for the
	Three Months Ended	Cumulative Costs
	March 31, 2007	Incurred to Date
Employee severance	$183,222	$467,318
Fixed asset impairment	—	1,445,647

Total	$183,222	$1,912,865

The following sets forth information about the changes in the UK accrued exit costs for the three months ended March 31, 2007:

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	January 1, 2007	to Expense	or Settled	March 31, 2007
Employee severance	$284,096	$183,222	$467,318	$—
Total	$284,096	$183,222	$467,318	$—

Excluding the manufacturing lease, which expires in February 2010 unless terminated sooner, it is expected that the majority of all remaining costs to be incurred will be recognized during 2007. However, no assurances can be given with respect to the total cost of closing the United Kingdom operation or the timing of such costs. The Company believes that the amount of all future charges associated with the United Kingdom operation shutdown, such as potential lease exit costs and professional fees, among other items, cannot be precisely estimated at this time. However, as of March 31, 2007, remaining future charges are expected to be approximately $1 million (both before and after tax), including $0.7 million of remaining lease obligations, but excluding potential claims or contingencies unknown at this time.

Note 4—Acquisition of Agera Laboratories, Inc.

On August 10, 2006, the Company acquired 57% of the outstanding common shares of Agera Laboratories, Inc. (“Agera”). Agera is a skincare company that has proprietary rights to a scientifically-based advanced line of skincare products. Agera markets its product in both the United States and Europe. The Company believes that the acquisition of Agera will complement the Company’s Isolagen Therapy and will broaden the Company’s position in the skincare market as Agera has a comprehensive range of technologically advanced skincare products that can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems.

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

Three months ended,
(in millions, except per share data)	March 31, 2006
Pro forma revenue	$321,143
Pro forma net loss	(9,950,364)
Pro forma basic and diluted loss per share	(0.33)

Note 5—Available-for-Sale Investments

Company had no available-for-sale investments at March 31, 2007 or December 31, 2006. Proceeds from the sale of available-for-sale marketable debt securities were $12.2 million for the three months ended March 31, 2006. There were no sales of available-for-sale marketable debt securities during the three months ended March 31, 2007. No realized gains and losses (based on specific identification) were included in the results of operations upon those sales.

Note 6—Property and Equipment

Property and equipment is comprised of:

	March 31,	December 31,
	2007	2006
Leasehold improvements	$3,747,561	$3,747,561
Lab equipment	1,229,544	1,304,813
Computer equipment and software	1,064,087	1,059,205
Office furniture and fixtures	38,820	36,151
	6,080,012	6,147,730
Less: Accumulated depreciation and amortization	(2,053,344)	(1,816,125)
Property and equipment, net	$4,026,668	$4,331,605

Note 7—Accrued Expenses

Accrued expenses are comprised of the following:

	March 31,	December 31,
	2007	2006
Accrued professional fees	$1,400,231	$1,057,110
Accrued compensation	438,365	916,172
Accrued severance	1,560,000	146,827
Accrued interest	1,312,500	525,000
Accrued other	195,228	240,932
Accrued expenses	$4,906,324	$2,886,041

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

On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005. The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors. The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities. The complaint also purports to assert claims against CIBC World Markets Corp., Legg Mason Wood Walker, Inc., Canaccord Adams, Inc. and UBS Securities LLC as underwriters in connection with an April 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes. On November 1, 2006, the defendants moved to dismiss the complaint. That motion is fully briefed and is pending before the court.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. Briefing on that motion is complete. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion. On January 24, 2007, the court denied the plaintiff’s motion to file a second amended complaint, and on April 10, 2007 the court granted the defendants’ motion to dismiss and dismissed the amended complaint without prejudice. On May 9, 2007, plaintiff filed a notice of appeal from the January 24, 2007 order denying plaintiff’s motion to file a second amended complaint, and from the April 10, 2007 order dismissing plaintiff’s amended complaint without prejudice.

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

Dispute with Former President and Member of the Board of Directors

On March, 16, 2007, the Company and Susan Stranahan Ciallella agreed to enter into a separation, release and consulting agreement, pursuant to which Ms. Ciallella would resign from her employment with the Company and as a director of the Company for personal reasons. Pursuant to the proposed agreement, Ms. Ciallella would receive the same benefits as set forth in her employment agreement as if such agreement had been terminated by the Company without cause. In addition, Ms. Ciallella has agreed to provide consulting services to the Company with a total commitment of $300,000 to be paid by the Company over time, with additional services in excess of the contemplated commitment to be paid on an hourly basis. The proposed agreement will provide that Ms. Ciallella shall retain 75% of the performance option issued to her in June 2006, and that all other unvested options issued to Ms. Ciallella shall vest immediately.

Since March 16, 2007, the Company and Ms. Ciallella have been engaged in negotiations relating to the separation, release and consulting agreement, but have not entered into a written agreement. Also, since March 16, 2007, Ms. Ciallella has not been providing services to the Company as an employee, but has provided services to the Company as a consultant. She has remained as a director of the Company. The Company has continued to provide her benefits as set forth in her employment agreement as if such agreement had been terminated by the Company without cause. There is no assurance that the Company and Ms. Ciallella will enter into a written agreement.

Since March 16, 2007, Ms. Ciallella asserted that she had been wrongfully terminated by the Company. While the Company does not agree with Ms. Ciallella’s assertion, the Company unconditionally offered on May 7, 2007 to reinstate Ms. Ciallella as President and General Counsel, pursuant to the terms of her employment agreement with the Company. The Company has not received a response to its offer from Ms. Ciallella.

As a result of the agreement reached between the Company and Ms. Ciallella, the Company has recorded termination costs aggregating $2.6 million, which are included in selling, general, and administrative expenses for the three months ended March 31, 2007. The termination costs are comprised of the following:

Three months ended,
(in millions)	March 31, 2007
Salary, bonus and benefits for remaining employment agreement term	$1.2
Consulting fees	0.3
Stock option modifications (see Note 9)	1.1
$2.6

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

During the first quarter of 2006, the Company received a number of complaints from certain patients who had learned of the limited re-treatment program and also learned that a number of physicians with dissatisfied patients were generating public ill-will as a result of the Company’s decision to limit the number of patients offered re-treatment and were encouraging dissatisfied patients to seek recourse against the Company. In response, in March 2006 the Company decided that it was in its best interest to address these complaints to foster goodwill in the marketplace and avoid the cost of any potential patient claims. Accordingly, the Company agreed to resolve any properly documented and substantiated patient complaints by offering to retreat the patient pursuant to the same criteria stated above or pay £1,000 (approximately US$1,750) to the patients identified to the Company as having received a sub-optimal result. In order to qualify for re-treatment and in addition to the criteria set forth above, the patient will be treated by a physician identified by the Company who will treat these patients pursuant to a protocol. In addition, these patients must have agreed to follow-up visits and assessments of their response to treatment. No patient unlikely to benefit from Isolagen Therapy has been or will be retreated.

The Company made this offer to approximately 290 patients during late March 2006. Accordingly, the Company believed its range of liability was between £290,000 (or approximately $0.5 million), assuming all 290 patients were to choose the £1,000 payment, and approximately £580,000 (or approximately $1.0 million), assuming all 290 patients elected to be retreated. The estimated costs for retreatment include the cost of treatment, physician fees and other ancillary costs. The Company estimated that 60% of the patients would elect the £1,000 offer and 40% would elect to be retreated. Accordingly, the Company recorded a charge reflected under loss from discontinued operations for the three months ended March 31, 2006 of $0.7 million. During the three months ended June 30, 2006, an additional 31 patients were entered into the settlement program, resulting in an additional charge reflected under loss from discontinued operations of $0.1 million.

During the year ended December 31, 2006, payments to patients and retreatments reduced the accrual by $0.6 million. During the three months ended March 31, 2007, payments and retreatments to patients reduced the accrual by approximately $0.1 million. As of March 31, 2007, the accrual, which is included in current liabilities of discontinued operations in the consolidated balance sheet, was $0.1 million. The estimates related to this liability may change in future periods and the effects of any changes will be accounted for in the period in which the estimate changes.

Other Litigation

The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

Note 9—Equity-based Compensation

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

The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $0.5 million and less than $0.1 million of compensation expense, net of tax, during the three months ended March 31, 2007 and March 31, 2006, respectively, for stock option awards made to employees and directors, based on the estimated fair values at the grant dates of the awards. Further, in connection with the separation agreement with the Company’s former President and related modification of the former President’s stock options (see Note 8), the Company recorded $1.1 million in stock option modification expense during the three months ended March 31, 2007, as discussed further below.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss was $0.5 million and less than $0.1 million higher during the three months ended March 31, 2007 and March 31, 2006, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended March 31, 2007 and March 31, 2006 was $0.02 greater and less than $0.1 greater, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $1.72 and $1.48 for the three months ended March 31, 2007 and March 31, 2006, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006
Expected life (years)	4.5 years	5.3 years
Interest rate	4.8%	4.4%
Dividend yield	—	—
Volatility	78%	83%

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

During December 2005, the Company’s Board of Directors approved the full vesting of all unvested, outstanding stock options issued to current employees and directors. The Board decided to take this action (the “acceleration event”) in anticipation of the adoption of SFAS No. 123 (Revised 2004). As a result of this acceleration event, approximately 1.4 million stock options were vested that would have otherwise vested during 2006 and later periods. At the time of the acceleration event, the unamortized grant date fair value of the affected options was approximately $3.6 million (for SFAS No. 123 and SFAS No. 148 pro forma disclosure purposes), which was charged to pro forma expense in the fourth quarter of 2005. As the Company accelerated the vesting of outstanding employee and director stock options during December 2005, there was no remaining expense related to such options to be recognized in the Company’s statements of operations in future periods.

There were 15,000 stock options exercised during the three months ended March 31, 2007, resulting in cash proceeds to the Company of $23,100. The options exercised had an intrinsic value of $15,900. There were no stock options exercised during the three months ended March 31, 2006. A summary of option activity is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	10,474,833	$4.17
Three months ended March 31, 2007:
Granted	395,000	2.78
Exercised	(15,000)	1.54
Forfeited	(2,035,000)	5.92
Outstanding at March 31, 2007	8,819,833	3.71	5.80	$8,616,060
Options exercisable at March 31, 2007	5,103,328	$4.86	4.34	$1,948,933

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2007:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at January 1, 2007	3,571,089	$1.41
Granted	395,000	1.72
Vested	(249,584)	1.54
Forfeited	—	—
Non-vested at March 31, 2007	3,716,505	$1.44

The total fair value of shares vested during the three months ended March 31, 2007 and March 31, 2006 was $0.4 million and $0.1 million, respectively. As of March 31, 2007 and December 31, 2006, the was $3.1 million and $2.9 million of total unrecognized compensation cost, respectively, related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2007 and December 31, 2006, there was $1.0 million and $1.5 million, respectively, of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.

2001 Stock Option and Stock Appreciation Rights Plan

Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2007, there were 2,521,500 options outstanding under the Stock Plan and 1,854,500 options are available to be issued under the Stock Plan.

During the three months ended March 31, 2007, the Company issued, under the 2001 Stock Plan, 395,000 options to employees and Board of Director members, with exercise prices ranging from $2.37 to $3.10 and with contractual lives of 5 years for employees and 10 years for Board members. During the three months ended March 31, 2006, the Company issued to four independent Board of Director members, under the 2001 Stock Plan, a total of 120,000 options to purchase its common stock with an exercise price of $2.14 per share and a ten year maximum contractual life. The options vested over the four fiscal quarters of 2006. Also during the three months ended March 31,

2006, the Company issued, under the 2001 Stock Plan, a total of 10,000 options to purchase its common stock with an exercise price of $1.84 per share to one employee with a five year maximum contractual life. These options vest over a three year period from the date of grant.

2003 Stock Option and Stock Appreciation Rights Plan

On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2007, there were 2,135,000 options outstanding under the 2003 Stock Plan and 115,000 shares were available for issuance under the 2003 Stock Plan. No options were granted under the 2003 Stock Plan during the three months ended March 31, 2007 or March 31, 2006.

2005 Equity Incentive Plan

On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2007, there were 515,000 options outstanding and 1,502,986 shares were available for issuance under the 2005 Stock Plan. No stock options were issued under the 2005 Stock Plan during both the three months ended March 31, 2007 and March 31, 2006.

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

During the three months ended March 31, 2007, 42 shares of restricted stock vested. As of March 31, 2007, 292 shares of unvested restricted stock were outstanding, which vest quarterly through March 31, 2009.

Other Stock Options

During both the three months ended March 31, 2007 and March 31, 2006, the Company did not issue any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan. As of March 31, 2007, there were 3,728,333 nonqualified stock options outstanding outside of the shareholder approved plans discussed above.

Modification of Stock Options

In connection with the separation of the Company’s President (which is in dispute, as discussed in Note 8), the Company agreed on March 16, 2007 to modify certain of the President’s stock options such that (1) 120,000 unvested, time-based stock options would vest immediately and (2) of 400,000 performance based stock options, 100,000 would be cancelled and the remaining 300,000 would be extended such that the 300,000 options would expire 10 years from the original grant date, as opposed to expiring upon termination of employment. The 300,000 performance based stock options would continue to be subject to the same performance based vesting requirements. The 120,000 modified stock options were valued using the Black-Scholes valuation model, and resulted in $0.3 million charge to selling, general and administrative expense during the months ended March 31, 2007. The 300,000 modified performance stock options were valued using the Black-Scholes valuation model, and resulted in $0.8 million charge to selling, general and administrative expense during the months ended March 31, 2007. One other employee stock option modification resulted in less than $0.1 million charge to selling, general and administrative expense during the three months ended March 31, 2007.

Equity Instruments Issued for Services

As of March 31, 2007, the Company had outstanding 603,600 warrants and options issued to non-employees under consulting and distribution agreements. The following sets forth certain information concerning these warrants and options:

	Vested	Unvested
Warrants and options outstanding	553,600	50,000
Vesting period remaining	n/a	1 month
Range of exercise prices	$1.50-6.00	$1.89
Weighted average exercise price	$4.38	$1.89
Expiration dates	2009-2013	2011

Expense related to these contracts was less than $0.1 in each three months ended March 31, 2007 and March 31, 2006. The expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

Expected life (years)	4-5 Years
Interest rate	4.0-4.97%
Dividend yield	—
Volatility	71.3-83.0%

Further, there were 688,256 warrants outstanding as of both March 31, 2007 and as of December 31, 2006, which were primarily issued in connection with past equity offerings. During the three months ended March 31, 2007 and March 31, 2006, there were no warrants converted or forfeited.

Note 10—Segment Information and Geographical information

With the acquisition of Agera on August 10, 2006 (see Note 4), the Company now has two reportable segments: Isolagen Therapy and Agera. Prior to the acquisition of Agera, the Company reported one reportable segment. The Isolagen Therapy segment specializes in the development of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. The following table provides operating financial information for the Company’s two reportable segments:

Three months ended March 31, 2007

	Segment
	Isolagen Therapy	Agera	Consolidated
External revenue	$—	$313,622	$313,622
Intersegment revenue	—	—	—
Total operating revenue	—	313,622	313,622
Cost of revenue	—	159,087	159,087
Selling, general and administrative expense	5,958,016	379,289	6,337,305
Research and development expense	3,079,309	9,762	3,089,071
Management fee	(150,000)	150,000	—
Total operating expenses	8,887,325	539,051	9,426,376
Operating loss	(8,887,325)	(384,516)	(9,271,841)
Interest income	295,475	3,275	298,750
Interest expense	(974,810)	—	(974,810)
Minority interest	—	99,434	99,434
Segment loss from continuing operations	$(9,566,660)	$(281,807)	$(9,848,467)

Supplemental information:

	Segment
	Isolagen Therapy	Agera	Consolidated

Depreciation and amortization expense	$298,287	$81,711	$379,998
Capital expenditures	14,812	—	14,812
Equity awards issued for services	1,666,380	—	1,666,380
Amortization of debt issuance costs	187,310	—	187,310
Loss on disposal or impairment of property and equipment	20,536	—	20,536
Total assets (1)	32,324,188	5,383,423	37,707,611
Property and equipment, net	4,026,668	—	4,026,668
Intangible assets, net	540,000	4,314,794	4,854,794

(1)          Total assets on the consolidated balance sheet at March 31, 2007 are $48.6 million, which includes assets of continuing operations of $37.7 million and assets of discontinued operations of $10.9 million. An intercompany receivable of $0.3 million, due from the Agera segment to the Isolagen Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen and has been excluded from total assets of the Isolagen Therapy segment in the above table.

Geographical information concerning the Company’s operations and assets is as follows:

	Revenue Three months ended March 31,
	2007	2006

United States	$124,091	$—
United Kingdom	172,742	—
Other	16,789	—
	$313,622	$—

	Property and Equipment, net
	March 31,	December 31,
	2007	2006

United States	$4,026,668	$4,331,605
	$4,026,668	$4,331,605

	Intangible Assets, net
	March 31,	December 31,
	2007	2006

United States	$4,854,794	$4,936,505
	$4,854,794	$4,936,505

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

•                  our ability to finance our business;

•                  our ability to improve our historical pricing model;

•                  our ability to decrease our manufacturing costs for our Isolagen Therapy product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;

•                  our ability to reduce our need for fetal bovine calf serum by improved use of less expensive media combinations and different media alternatives;

•                  a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;

•                  our ability to meet requisite regulations or receive regulatory approvals in the United States, Europe, Asia and the Americas, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States, Europe, Asia and the Americas or any other country where we plan to conduct commercial operations;

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

•                  adverse results from, or changes in, any pending legal proceedings;

•                  our ability to maintain compliance with the AMEX requirements for continued listing of our common stock;

•                  the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

•                  our ability to efficiently integrate our recent acquisition and future acquisitions, if any, or any other new lines of business that we may enter in the future;

•                  our issuance of certain rights to our shareholders that may have anti-takeover effects;

•                  our dependence on physicians to correctly follow our established protocols for the safe administration of our Isolagen Therapy;

•                  our ability to effectively and efficiently manage the closing of our UK operation; and

•                  other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2006 as well as Part II, Item 1A of this report.

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

General

Isolagen is a biotechnology company focused on developing emergent, novel skin and tissue rejuvenation products for application in certain aesthetic and therapeutic markets. Our clinical development product candidates are designed to improve the appearance of skin damaged by the normal effects of aging, sun damage, acne and burns with a patient’s own (autologous) fibroblast cells produced in our proprietary Isolagen Process. We also develop and market an advanced skin care line with broad application in core target markets through our Agera Laboratories, Inc. (“Agera”) subsidiary, in which we acquired a 57% interest in August, 2006. Our top priority is to complete our clinical trials and gain approval for our Isolagen Therapy product candidates. We have recently implemented an eight-point business strategy created by our new management team. The objectives of this business strategy are to achieve regulatory milestones, position the Company and products properly, create a commercial operations infrastructure, and exploit complementary business opportunities by:

•                  Targeting areas of skin and tissue rejuvenation with compelling market potential.

•                  Advancing existing clinical development programs and identifying other strategic indications.

•                  Developing manufacturing efficiencies and effective process improvements.

•                  Pursuing opportunities to in-license or purchase complementary products and/or technologies.

•                  Acquiring small businesses or creating co-marketing arrangements aligned with our overall business strategy.

•                  Optimizing the value of our intellectual property and business relationships through partnerships to exploit synergies.

•                  Focusing our management resources on building our business from the United States outward, intending ultimately to move into or operate in foreign markets where business opportunities exist.

•                  Adding proven and experienced biotechnology and health care professionals to our management team.

We sometimes refer to our product candidates in the aggregate as Isolagen Therapy. From 2002 through 2006, we made Isolagen Therapy available to physicians primarily in the United Kingdom. In the fourth quarter of 2006, our Board of Directors approved closing our United Kingdom operation. Our United Kingdom operation was shutdown on March 31, 2007 (as more fully discussed in Note 3 in Notes to the Consolidated Financial Statements and below). We have refocused our management and capital resources on building our business in the United States. As our operations mature in the United States we expect to enter foreign markets when business opportunities that are consistent with our business strategy present themselves.

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

Aesthetic Development Programs

Phase III Study - Wrinkles/Nasolabial Folds: In October 2006, we reached an agreement with the U.S. Food and Drug Administration, or FDA on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds. The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is acceptable to the FDA to form the basis of an efficacy claim for a marketing application. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. We completed enrollment of the study and commenced injection of subjects in early 2007. As we previously disclosed in March 2007, we have encountered certain deviations in our protocol related to manufacturing and scheduling in connection with our Phase III pivotal study. We have since conferred with the FDA regarding these issues, and based on our findings and based on the recommendations received from the FDA, we intend to submit an amendment to our study protocol and CMC submission. We do not believe that this amendment will have a significant impact upon our Phase III pivotal study. We expect that injections related to this study will be completed during the third quarter of 2007.

Phase II Open Label Trial - Full Face Rejuvenation: In February 2007, we completed investigator training for an open label (unblinded) trial designed to evaluate the use of Isolagen Therapy to treat fine lines and wrinkles for the full face of approximately 50 patients. Approximately one-third of these patients have been enrolled and biopsied. At least four investigators across the United States will participate in this trial. Subject patients will be followed for six months.

Therapeutic Development Programs

Phase II Trial—Vocal Cord: We completed the injection phase of our Phase I Feasibility Study for the treatment of vocal fold scarring in the first quarter of 2007, and patient follow-up is ongoing. This study is being conducted at one site with a total of five subjects. The primary endpoint for the study is a change from the patients’ baseline assessment of mucosal wave grade at four months following the injection phase.

Phase II Trial - Restrictive Burn Scars: In January 2007, we met with the FDA to discuss our clinical program for the use of Isolagen Therapy for burn patients. Based on our discussions with the FDA, we are preparing to initiate a Phase II trial to evaluate the use of Isolagen Therapy to improve function and flexibility in existing restrictive burn scars. We filed an Investigational New Drug application (or “IND”) for Isolagen Therapy to treat restrictive burn scars in 15-20 patients in February 2007. We expect to commence this trial during the second half of 2007.

Exploratory Phase II Trial - Hypertrophic and Restrictive Burn Scars Prevention: We are preparing for a Phase II trial to evaluate the use of Isolagen Therapy for use in burn patients prior to and during early stage scar formation to prevent the formation of hypertrophic and restrictive burn scars. This application of the Isolagen Therapy would occur in the more acute phase of scar formation in burn patients with the intent, as stated above, to prevent the formation of the hypertrophic and restrictive burn scar. The timing of the Isolagen Therapy is anticipated to be provided approximately six weeks after the acute burn. The Company has only had very preliminary discussions with the FDA regarding this potential application.

Preparing for Phase II/III Trial - Acne Scars: We are preparing for a Phase II/III trial to evaluate the use of our Isolagen Therapy to correct or improve the appearance of acne scars. We submitted a protocol to the FDA in December 2006. A pre-IND meeting with the FDA was held on March 2, 2007 to discuss our trial design to study the Isolagen Therapy for the treatment of acne scarring. Based on our discussion with the FDA, we intend to file an IND for a Phase III clinical trial. We believe we can provide an acceptable rationale for the proposed dose described in the protocol submitted in December 2006. However, we may be required to include certain comparability data relating to dose. We believe we can collect these data as part of our Phase III trial. We expect to commence this trial during the second half of 2007.

Phase II Trial - Dental Study: In late 2003, we completed a Phase I clinical trial for the treatment of conditions relating to periodontal disease, specifically to treat Dental Papillary Insufficiency. In the second quarter of 2005, we concluded the Phase II dental clinical trial with the use of Isolagen Therapy and subsequently announced that investigator and subject visual analog scale assessments demonstrated that the Isolagen Therapy was statistically superior to placebo at four months after treatment. Although results of the investigator and subject assessment demonstrated that the Isolagen Therapy was statistically superior to placebo, an analysis of objective linear measurements did not yield statistically significant results despite a positive change observed as a result of treatment with the Isolagen Therapy. Clinical advisors believe that the measurement techniques were not precise enough to accurately record the positive change.

In 2006, we commenced a Phase II Open-Label dental trial for the treatment of Dental Papillary Insufficiency. This single site study includes 13 subjects and the trial is expected to conclude during the first half of 2008. We are evaluating the necessary regulatory path to support licensure for this product candidate.

Dispute with Former President and Member of the Board of Directors

On March, 16, 2007, the Company and Susan Stranahan Ciallella agreed to enter into a separation, release and consulting agreement, pursuant to which Ms. Ciallella would resign from her employment with the Company and as a director of the Company for personal reasons. Pursuant to the proposed agreement, Ms. Ciallella would receive the same benefits as set forth in her employment agreement as if such agreement had been terminated by the Company without cause. In addition, Ms. Ciallella has agreed to provide consulting services to the Company with a total commitment of $300,000 to be paid by the Company over time, with additional services in excess of the contemplated commitment to be paid on an hourly basis. The proposed agreement will provide that Ms. Ciallella shall retain 75% of the performance option issued to her in June 2006, and that all other unvested options issued to Ms. Ciallella shall vest immediately.

Since March 16, 2007, the Company and Ms. Ciallella have been engaged in negotiations relating to the separation, release and consulting agreement, but have not entered into a written agreement. Also, since March 16, 2007, Ms. Ciallella has not been providing services to the Company as an employee, but has provided services to the Company as a consultant. She has remained as a director of the Company. The Company has continued to provide her benefits as set forth in her employment agreement as if such agreement had been terminated by the Company without cause. There is no assurance that the Company and Ms. Ciallella will enter into a written agreement.

Since March 16, 2007, Ms. Ciallella asserted that she had been wrongfully terminated by the Company. While the Company does not agree with Ms. Ciallella’s assertion, the Company unconditionally offered on May 7, 2007 to reinstate Ms. Ciallella as President and General Counsel, pursuant to the terms of her employment agreement with the Company. The Company has not received a response to its offer from Ms. Ciallella.

As a result of the agreement reached between the Company and Ms. Ciallella, the Company has recorded termination costs aggregating $2.6 million, which are included in selling, general, and administrative expenses for the three months ended March 31, 2007. The termination costs are comprised of the following:

Three months ended,
(in millions)	March 31, 2007
Salary, bonus and benefits for remaining employment agreement term	$1.2
Consulting fees	0.3
Stock option modifications (see Note 9)	1.1
$2.6

Closure of the United Kingdom Operation

As part of our continuing efforts to evaluate the best uses of our resources, in the fourth quarter of 2006 our Board of Directors approved the proposed closing of the United Kingdom operation. After a full business analysis, management and the Board determined that the best use of resources was to focus on our strategic opportunities. As such, our first priority is to advance the United States pivotal Phase III clinical trial for the use of Isolagen Therapy for the treatment of certain facial wrinkles, and then, with regulatory agencies’ agreement, initiate clinical studies in other therapeutic and aesthetic areas.

On March 31, 2007, we completed the closure of it United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of March 31, 2007, the remaining lease obligation approximated $0.6 million. The administrative site lease expires April 2007 and, March 31, 2007, the remaining lease obligation was less than $0.1 million.

Excluding the manufacturing lease, which ends February 2010 unless terminated sooner, it is expected that the majority of all remaining costs to be incurred will be recorded during 2007. However, no assurances can be given with respect to the total cost of closing the United Kingdom operation or the timing of such costs. The Company believes that the amount of all future charges associated with the United Kingdom operation shutdown, such as potential lease exit costs and professional fees, among other items, cannot be precisely estimated at this time. However, as of March 31, 2007, remaining future charges are expected to be approximately $1.0 million (both before and after tax), including $0.7 million of remaining lease obligations, but excluding potential claims or contingencies unknown at this time.

With the closure of the United Kingdom operation on March 31, 2007, our European operations (both the United Kingdom and Switzerland) and Australian operations have been presented in the financial statements as discontinued operations for all periods presented. See Note 3 of Notes to Consolidated Financial Statements.

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

The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for awards in footnote disclosures required under SFAS No. 123. Prior to the adoption of SFAS No. 123(R), we followed the intrinsic value method in accordance with APB No. 25 to account for our employee and director stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from substantially all option grants to employees and directors prior to the adoption of SFAS No. 123(R). However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instrument That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. This change in accounting resulted in the recognition of compensation expense of $0.5 million for three months ended March 31, 2007 and less than $0.1 million for the three months ended March 31, 2006 related to our employee and director stock options. Basic and diluted loss per share for the three months ended March 31, 2007 was $0.014 greater than if we had continued to account for share-based compensation under APB No. 25. During the three months ended March 31, 2007, we granted stock options to purchase 0.4 million shares of our common stock. As of March 31, 2007, there was $3.1 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2007, there was $1.0 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement. During December 2005, the board of directors approved the full vesting of all unvested, outstanding stock options issued to current employees and directors. The board decided to take this action (the “acceleration event”) in anticipation of the adoption of SFAS No. 123 (R). As a result of this acceleration event, stock options to purchase approximately 1.4 million shares of our common stock were vested that would have otherwise vested during 2006 and later periods. At the time of the acceleration event, the unamortized grant date fair value of the affected options was approximately $3.6 million (for SFAS No. 123 and SFAS No. 148 pro forma disclosure purposes), which was charged to pro forma expense in the fourth quarter of 2005. Substantially all of the unvested employee stock options that were subject to the acceleration event had exercise prices above market price of our common stock at the time the board approved the acceleration event. However, in accordance with SFAS 123 (R) if we had not completed this acceleration event in December 2005, the majority of the $3.6 million amount discussed above would have been charged against the future results of operations, beginning in the first quarter of fiscal 2006 and continuing through later periods as the options vested. As discussed above, substantially all of the unvested employee stock options which were accelerated had exercise prices above market price at the time of acceleration. For the purposes of applying APB No. 25 to such stock options in the statement of operations for the year ended December 31, 2005, the acceleration event was treated as the acceleration of the vesting of employee and director options that otherwise would have vested as originally scheduled, and accordingly was not a modification requiring the remeasurement of the intrinsic value of the options, or the application of variable option accounting, under APB No. 25. For stock options that had exercise prices below market price at the time of acceleration and that would not have vested originally, a charge of approximately $15,000 was recorded in the statement of operations for the year ended December 31, 2005.

In March 2007, and in connection with the anticipated separation of the Company’s President, the Company agreed to modify certain of the President’s stock options such that (1) 120,000 unvested, time-based stock options would vest immediately and (2) of 400,000 performance based stock options, 100,000 would be cancelled and the remaining 300,000 would be extended such that the 300,000 options would expire 10 years from the original grant date, as opposed to expiring upon termination of employment. The 300,000 performance based stock options will continue to be subject to the same performance based vesting requirements. The 120,000 modified stock options were valued using the Black-Scholes valuation model, and resulted in $0.3 million charge to selling, general and administrative expense during the months ended March 31, 2007. The 300,000 modified performance stock options were valued using the Black-Scholes valuation model, and resulted in $0.8 million charge to selling, general and administrative expense during the months ended March 31, 2007. One other employee stock option modification resulted in less than $0.1 million charge to selling, general and administrative expense during the three months ended March 31, 2007.

Federal Securities and Derivative Actions: As discussed in Note 8 of Notes to Consolidated Financial Statements, set forth elsewhere in this Report, we are currently defending ourselves against various class and derivative actions. We intend to defend ourselves vigorously against these actions. We cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in our consolidated financial statements. Generally, a loss must be both reasonably estimable and probable in order to record a provision for loss. We will expense our legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. Although we have not recorded a provision for loss regarding these matters, a loss could occur in a future period.

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

Comparison of the three months ended March 31, 2007 and 2006

REVENUES.  Revenue increased $0.3 million to $0.3 million for the three months ended March 31, 2007, as compared to zero for the three months ended March 31, 2006. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology. On a pro forma basis, assuming that Agera had been acquired on January 1, 2007 and 2006, respectively, our revenue would have been $0.3 million and $0.3 million for the quarters ended March 31, 2007 and 2006, respectively. Due to our financial statement presentation of our United Kingdom operation as a discontinued operation, our revenue for the three months ended March 31, 2006 is zero, as all historical United Kingdom revenue is reflected in loss from discontinued operations.

COST OF SALES. Costs of sales increased to less than $0.2 million for the three months ended March 31, 2007, as compared to zero for the three months ended March 31, 2006. Our cost of sales relates to the operation of Agera.

As a percentage of revenue, Agera cost of sales were approximately 50% for the quarter ended March 31, 2007. On a pro forma basis, assuming Agera had been acquired on January 1, 2006, our cost of sales would have been less than $0.2 million for the quarter ended March 31, 2006; or 50% as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and administrative expenses increased approximately $3.5 million, or 127%, to $6.3 million for the three months ended March 31, 2007, as compared to $2.8 million for the three months ended March 31, 2006. This increase included $0.5 million of selling, general and administrative expenses related to Agera for the quarter ended March 31, 2007. Including Agera, the increase in selling, general and administrative expense is primarily due to the following:

a)         Severance expense and stock option expense in connection with the anticipated termination of our President resulted in an additional $2.6 million of selling, general and administrative expense. Of this $2.6 million, severance expense related to the anticipated termination was approximately $1.5 million and stock option expense related to the modification of certain of the President’s stock option grants was $1.1 million (see Notes 8 and 9 of Notes to Consolidated Financial Statements).

b)         Salaries, bonuses and payroll taxes increased by approximately $1.0 million to $1.7 million for the three months ended March 31, 2007, as compared to $0.7 million for the three months ended March 31, 2006, due to an increase in the number of our employees, primarily at the executive management level, which resulted in higher salary and bonus expenses during the quarter of approximately $0.5 million.

c)         Marketing expense increased by approximately $0.2 million to $0.2 million for the three months ended March 31, 2007, as compared to zero during the three months ended March 31, 2006 due to marketing and promotional efforts related to marketing and selling our Agera line of advanced skin care systems.

d)         Travel expense increased by approximately $0.1 million to $0.2 million for the three months ended March 31, 2007, as compared to $0.1 million for the three months ended March 31, 2006 due to the increase in the number of our employees, primarily at the executive management level.

e)         Other general and administrative operating costs increased by approximately $0.3 million to $1.6 million for the three months ended March 31, 2007, as compared to $1.3 million for the three months ended March 31, 2006 due primarily to the general and administrative costs related to our new Santa Barbara, California location for the three months ended March 31, 2007, as well as the addition of general expenses related to our August 2006 acquisition of Agera. We incurred non-cash amortization expense related to our Agera intangible assets of approximately $0.1 million for the three months ended March 31, 2007.

f)          Legal expenses decreased by approximately $0.7 million to less than $0.1 million for the three months ended March 31, 2007, as compared to $0.6 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, we received a $0.8 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.8 million reimbursement, our legal expenses would have been $0.8 million higher for the three months ended March 31, 2007.

RESEARCH AND DEVELOPMENT.   Research and development expenses increased by approximately $0.2 million for the three months ended March 31, 2007 to $3.1 million, as compared to $2.9 million for the three months ended March 31, 2006. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Isolagen Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Isolagen Therapy. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements.

Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the first half of 2005. We subsequently commenced preparations for a confirmatory Phase III dermal trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III dermal pivotal study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of March 31, 2007 was $33.8 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our pivotal Phase III dermal trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended March 31, 2007 and 2006.

The major changes in research and development expense are due primarily to the following:

a) consulting expense increased by approximately $0.1 million to $1.5 million for the three months ended March 31, 2007, as compared to $1.4 million for the three months ended March 31, 2006, as a result of increased expenditures related to our clinical trials;

b) salaries, bonuses and payroll taxes increased by approximately $0.1 million to $0.8 million for the three months ended March 31, 2007, as compared to $0.7 million for the three months ended March 31, 2006, as a result of increased employees engaged in research and development activities;

c) laboratory costs increased by approximately $0.1 million to $0.4 million for the three months ended March 31, 2007, as compared to $0.3 million for the three months ended March 31, 2006, as a result of increased clinical activities in our Exton, Pennsylvania location; and

d) facility costs, including rent, utilities and other related costs, decreased less than approximately $0.1 million, due primarily to the closure of the research and development facility in Houston, Texas.

LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The United Kingdom operation was in the process of shutting down during the three months ended March 31, 2007, as compared to normal operations during the three months ended March 31, 2006.

The loss from discontinued operations decreased by approximately $2.8 million for the three months ended March 31, 2007 to $1.1 million, as compared to $3.9 million for the three months ended March 31, 2006. The $1.1 million loss from discontinued operations during the three months ended March 31, 2007 primarily consisted of the following:

a)         Salaries, severance expense and payroll taxes were approximately $0.3 million for the three months ended March 31, 2007.

b)         Other general and administrative operating costs were approximately $0.5 million primarily related to lease expense and operating costs incurred during the three months ended March 31, 2007.

c)         Gross loss was $0.3 million during the three months ended March 31, 2007, primarily due to low production volumes during the shutdown period and due to the write-off of unrealizable inventory used in the manufacturing process.

INTEREST INCOME.  Interest income decreased approximately $0.3 million to $0.3 million for the three months ended March 31, 2007, as compared to $0.6 million for the three months ended March 31, 2006. The decrease in interest income of $0.3 million resulted principally from a decrease in the amount of cash, restricted cash and short-term investment balances, as a result of our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy.

INTEREST EXPENSE.   Interest expense remained constant at $1.0 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. Our interest expense is related to our

$90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

NET LOSS.   Net loss increased $1.0 million to $10.9 million for the three months ended March 31, 2007, as compared to a net loss of $9.9 million for the three months ended March 31, 2006. This increase in net loss primarily represents the effects of the increases in our selling, general and administrative expenses and research and development expenses, offset by our decrease in loss from discontinued operation, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended March 31
	2007	2006
	(in millions)
Cash flows from operating activities	($7.7)	($8.9)
Cash flows from investing activities	—	8.9
Cash flows from financing activities	—	—

Operating Activities

Cash used in operating activities during the three months ended March 31, 2007 amounted to $7.7 million, as compared to the $8.9 million of cash used in operating activities during the three months ended March 31, 2006. The decrease in the cash used in operations of $1.2 million is primarily due to our changes in net operating assets and liabilities, which positively impacted cash flows by $1.6 million, primarily due to a significant increase in our accrued expenses. During the three months ended March 31, 2007, our changes in net operating assets and liabilities resulted in a cash inflow of $1.1 million, as compared to a cash outflow of $0.5 million during the three months ended March 31, 2006. Our net loss, adjusted for noncash items, increased from $8.4 million during the three months ended March 31, 2006 to $8.8 million during the three months ended March 31, 2007. This increase in net loss, adjusted for noncash items, offset our $1.6 million positive cash change (related to our changes in net operating assets and liabilities) by $0.4 million.  For the three months ended March 31, 2007, we financed our operating cash flow needs from our cash on hand at the beginning of the period. Those cash balances were the result of previously completed debt and equity offerings.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2007 amounted to less than $0.1 million as compared to cash provided in investing activities of $8.9 million during the three months ended March 31, 2006. This decrease in cash provided by investing activities is due to the less than $0.1 million of capital expenditures for the three months ended March 31, 2007. The cash inflows of $8.9 during the three months ended March 31, 2006 was provided from the sale of available-for-sale investments, net, of $9.5 million, offset by capital expenditures of $0.6 million.

Financing Activities

Cash from financing activities was less than $0.1 million during the three months ended March 31, 2007, as compared to zero cash provided by financing activities during the three months ended March 31, 2006.

Cash Flows Related to Discontinued Operations

Cash flows related to discontinued operations, which are included in the table of cash flows above, were as follows:

	Three Months Ended March 31
	2007	2006
	(in millions)
Cash flows from operating activities	($2.1)	($2.9)
Cash flows from investing activities	—	(0.1)
Cash flows from financing activities	—	—

Cash flows used in discontinued operations during the three months ended March 31, 2007 was $2.1 million. Our United Kingdom was in operation during the three months ended March 31, 2007, and was shutdown on March 31, 2007. The net loss from our United Kingdom operation during the three months ended March 31, 2007 was $1.1 million. In addition, accrued expenses and deferred revenue decreased by $1.2 million during this shutdown period (cash outflows), primarily related to the payment of severance and refunds to customers. The United Kingdom net loss and the large decrease in United Kingdom accrued expenses and United Kingdom deferred revenue is what primarily generated $2.1 million of cash outflow from discontinued operations for the three months ended March 31, 2007. Cash outflows related to the three months ended March 31, 2006 related primarily to the normal, historical operation of the United Kingdom and Swiss operations, prior to the decision to shutdown the United Kingdom operation.

Working Capital

As of March 31, 2007, we had cash, cash equivalents and restricted cash of $25.3 million and working capital of $20.8 million (including our cash, cash equivalents and restricted cash). We believe our existing capital resources are adequate to finance our operations through March 31, 2008; however, our long-term viability is dependent upon successful operation of our business, our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and/or equity to meet our business objectives.

We are currently investigating additional financing alternatives, including equity and/or debt financing. We expect to file a shelf registration statement on Form S-3 during May 2007. Our ability to complete an offering pursuant to the shelf registration is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of our company and the offering terms. Our ability to commence an offering will be dependent on our ability to complete the registration process, which is subject to the SEC’s regulatory calendar, as well as our ability to timely respond to any SEC comments that may be issued. We are also continuing our efforts to sell our Swiss corporate campus (see Notes 2 and 3 of Notes to the Consolidated Financial Statements). We will add any proceeds from the sale of the Swiss corporate campus to our working capital. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

$90.0 million, 3.5% Convertible Subordinated Notes

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

The notes bear interest at an annual rate of 3.5% from the date of issuance of the notes. We pay interest twice a year, on each May 1 and November 1, until the principal is paid or made available for payment or the notes have been converted. Interest is be calculated on the basis of a 360-day year consisting of twelve 30-day months.

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

Factors Affecting Our Capital Resources

In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. We spent approximately $1.8 million to date on the first phase of the renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. We commenced selling efforts during the second quarter of 2006. During 2006, management assessed whether the book value of the corporate campus was impaired and made a determination to write down the corporate campus by $1.1 million, which is reflected in loss from discontinued operations in the consolidated statement of operations. The net book value of the corporate campus at March 31, 2007 was $10.3 million, reflecting management’s estimate of the realizable value of the corporate campus.

An adverse result related to our class action matter, derivative action matter and/or dispute with our former President (see Note 8 in Notes to Consolidated Financial Statements) could materially, adversely affect our working capital, thereby materially impacting the financial position of the Company.

Inflation did not have a significant impact on the Company’s results during the three months ended March 31, 2007.

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

Foreign Exchange Rate Risk

We have $10.9 million in foreign assets. Our Swiss corporate campus held for sale, with a value of $10.3 million at March 31, 2007 accounts for the large majority of these foreign assets. Our consolidated shareholders’ deficit will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency, especially the Swiss franc.

Our accumulated other comprehensive loss of $0.1 million at March 31, 2007 has not varied from December 31, 2006. However, this $0.1 million loss is considered unrealized and is reflected on the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

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

On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005. The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors. The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities. The complaint also purports to assert claims against CIBC World Markets Corp., Legg Mason Wood Walker, Inc., Canaccord Adams, Inc. and UBS Securities LLC as underwriters in connection with an April 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes. On November 1, 2006, the defendants moved to dismiss the complaint. That motion is fully briefed and is pending before the court. The Company intends to defend these lawsuits vigorously. However, the Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. Briefing on that motion is complete. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion. On January 24,

2007, the court denied the plaintiff’s motion to file a second amended complaint, and on April 10, 2007 the court granted the defendants’ motion to dismiss and dismissed the amended complaint without prejudice. On May 9, 2007, plaintiff filed a notice of appeal from the January 24, 2007 order denying plaintiff’s motion to file a second amended complaint, and from the April 10, 2007 order dismissing plaintiff’s amended complaint without prejudice.

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

Other Litigation

We are currently involved in a dispute with our former President, Ms. Ciallella. This dispute, which claims wrongful termination, among other things, is further discussed in Note 8 in Notes to the Consolidated Financial Statements. Also, the Company is involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

ITEM 1A. RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect our business, future performance or financial condition. These risks and uncertainties are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider these risks and uncertainties, as well as the risk factor below, prior to making an investment decision with respect to our securities.

Subjects in our clinical development programs are required to sign Informed Consent Forms. These Informed Consent Forms are subject to amendment based on new knowledge obtained during the execution of our clinical trials or based on changes to the basic design or administration of our clinical trials.

In the early stages of producing our Isolagen Therapy, we utilize certain raw materials which include antibiotics, bovine-sourced materials and other animal-based materials. We are currently in the process of amending our Informed Consent Form to address these items. Amendments made to our Informed Consent Form could give rise to delays in our clinical development programs.

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

ISOLAGEN, INC.

Date: May 10, 2007	By: /s/ Declan Daly
Declan Daly, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)