Form 10-Q
period 2007-06-30
ISOLAGEN INC
filed 2007-08-08
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2007

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
☐ Yes ☒ No

As of August 1, 2007, issuer had 34,870,344 shares of issued and 30,870,344 shares outstanding common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

Isolagen, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,675,081	$31,783,545
Restricted cash	985,043	1,483,197
Accounts receivable, net of allowance for doubtful accounts of $14,821 and $0, respectively	256,620	81,502
Inventory	880,877	181,865
Other receivables	2,017	357
Prepaid expenses	477,915	860,244
Current assets of discontinued operations	67,062	739,009
Total current assets	16,344,615	35,129,719
Property and equipment, net of accumulated depreciation and amortization of $2,349,905 and $1,816,125, respectively	3,813,076	4,331,605
Intangible assets, net of amortization of $545,215 and $381,795, respectively	4,773,085	4,936,505
Other assets, net of amortization of $1,997,970 and $1,623,352, respectively	2,450,724	2,204,685
Assets of discontinued operations held for sale	10,424,853	10,503,234
Other long-term assets of discontinued operations	93,181	181,127
Total assets	$37,899,534	$57,286,875

Liabilities, Minority Interests and Shareholders’ Deficit
Current liabilities:
Accounts payable	$524,225	$886,598
Accrued expenses	4,159,368	2,886,041
Deferred revenue	645	5,421
Current liabilities of discontinued operations	277,655	1,863,857
Total current liabilities	4,961,893	5,641,917
Long term debt	90,000,000	90,000,000
Other long term liabilities of continuing operations	1,113,543	999,940
Long term liabilities of discontinued operations	167,984	164,227
Total liabilities	96,243,420	96,806,084
Commitments and contingencies (see Note 7)
Minority interests	1,862,892	2,104,373

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, which includes series C junior participating preferred stock, 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	34,378	34,363
Additional paid-in capital	113,708,458	111,516,561
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive loss	(220,317)	(127,462)
Accumulated deficit during development stage	(147,755,297)	(127,073,044)
Total shareholders’ deficit	(60,206,778)	(41,623,582)
Total liabilities, minority interests and shareholders’ deficit	$37,899,534	$57,286,875

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue
Product sales	$346,716	$—
License fees	—	—
Total revenue	346,716	—
Cost of sales	157,373	—
Gross profit	189,343	—

Selling, general and administrative expenses	5,706,525	3,259,748
Research and development	3,372,032	1,698,767
Operating loss	(8,889,214)	(4,958,515)
Other income (expense)
Interest income	234,932	618,882
Other income	65,137	—
Interest expense	(974,810)	(974,810)
Minority interest	142,047	—
Loss from continuing operations	(9,421,908)	(5,314,443)
Loss from discontinued operations, net of tax	(318,952)	(2,817,271)
Net loss	$(9,740,860)	$(8,131,714)

Per share information:
Loss from continuing operations—basic and diluted	$(0.31)	$(0.18)
Loss from discontinued operations—basic and diluted	(0.01)	(0.09)
Net loss per common share—basic and diluted	$(0.32)	$(0.27)
Weighted average number of basic and diluted common shares outstanding	30,377,439	30,272,407

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,		Cumulative Period from December 28, 1995 (date of inception) to June 30,
	2007	2006	2007
Revenue
Product sales	$660,338	$—	$2,434,841
License fees	—	—	260,000
Total revenue	660,338	—	2,694,841
Cost of sales	316,460	—	913,116
Gross profit	343,878	—	1,781,725

Selling, general and administrative expenses	12,043,830	6,056,435	59,459,052
Research and development	6,461,103	4,598,386	37,151,799
Operating loss	(18,161,055)	(10,654,821)	(94,829,126)
Other income (expense)
Interest income	533,682	1,261,233	6,440,197
Other income	65,137	—	237,580
Interest expense	(1,949,620)	(1,949,620)	(10,709,222)
Minority interest	241,481	—	319,613
Loss from continuing operations before income taxes	(19,270,375)	(11,343,208)	(98,540,958)
Income tax benefit	—	—	190,754
Loss from continuing operations	(19,270,375)	(11,343,208)	(98,350,204)
Loss from discontinued operations, net of tax	(1,411,878)	(6,705,957)	(36,391,408)
Net loss	(20,682,253)	(18,049,165)	(134,741,612)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Net loss attributable to common shareholders	$(20,682,253)	$(18,049,165)	$(147,755,297)
Per share information:
Loss from continuing operations—basic and diluted	$(0.63)	$(0.38)	$(7.05)
Loss from discontinued operations—basic and diluted	(0.05)	(0.22)	(2.61)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.82)
Preferred stock dividends	—	—	(0.11)
Net loss per common share—basic and diluted	$(0.68)	$(0.60)	$(10.59)
Weighted average number of basic and diluted common shares outstanding	30,376,134	30,266,420	13,959,101

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)
Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other Comprehensive	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Income (Loss)	Development Stage	Equity (Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd t qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)
Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other Comprehensive	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Income (Loss)	Development Stage	Equity (Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	96,177
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	25,627
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	156,900
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	34,772
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(35,821,406)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	657,182
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(35,164,224)
Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$(41,623,582)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other Comprehensive	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Income (Loss)	Development Stage	Equity (Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	23,100
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	39,981
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(20,682,253)	(20,682,253)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(92,855)	—	(92,855)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(20,775,108)
Balance 6/30/07	—	$—	—	$—	34,377,731	$34,378	$113,708,458	4,000,000	$(25,974,000)	$(220,317)	$(147,755,297)	$(60,206,778)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		Cumulative Period from December 28, 1995 (date of inception) to June 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(20,682,253)	$(18,049,165)	$(134,741,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Expense related to equity awards	2,168,812	620,042	7,035,151
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	759,925	1,091,145	6,969,834
Provision for doubtful accounts	8,511	37,799	326,826
Amortization of debt issue costs	374,620	374,620	1,997,972
Amortization of debt discounts on investments	—	—	(508,983)
Loss on disposal or impairment of property and equipment	20,803	718,405	4,570,034
Foreign exchange gain on substantial liquidation of foreign entity	—	—	(133,851)
Minority interest	(241,481)	—	(319,613)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (Increase) in restricted cash	498,154	466,434	(985,043)
Decrease (increase) in accounts receivable	(121,258)	294,865	(90,450)
Decrease in other receivables	275,217	11,691	154,781
Decrease (increase) in inventory	(605,536)	219,294	(808,113)
Decrease (increase) in prepaid expenses	621,838	327,601	(467,770)
Decrease in other assets	71,547	2,629	89,902
Increase (decrease) in accounts payable	(759,396)	(970,693)	433,697
Increase (decrease) in accrued expenses and other liabilities	(54,034)	(975,513)	3,559,436
Decrease in deferred revenue	(347,630)	(651,272)	(49,084)
Net cash used in operating activities	(18,012,161)	(16,482,118)	(112,211,330)
Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	(2,009,841)
Purchase of property and equipment	(97,780)	(786,316)	(25,395,075)
Proceeds from the sale of property and equipment	925	6,595	41,820
Purchase of investments	—	(2,700,000)	(152,998,313)
Proceeds from sales and maturities of investments	—	16,700,000	153,507,000
Net cash provided by (used in) investing activities	(96,855)	13,220,279	(26,854,409)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	(19,655)	—	(3,765,848)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	23,100	16,500	79,104,220
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)
Net cash provided by financing activities	3,445	16,500	152,657,704
Effect of exchange rate changes on cash balances	(2,893)	(57,085)	83,116
Net increase (decrease) in cash and cash equivalents	(18,108,464)	(3,302,424)	13,675,081
Cash and cash equivalents, beginning of period	31,783,545	41,554,203	0
Cash and cash equivalents, end of period	$13,675,081	$38,251,779	$13,675,081

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,575,000	$1,575,000	$7,990,283
Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$11,423,824
Preferred stock dividend	—	—	1,589,861
Uncompensated contribution of services	—	—	755,556
Common stock issued for intangible assets	—	—	540,000
Equipment acquired through capital lease	—	—	167,154
Offering costs associated with issuance of convertible debt	$581,392	$—	$581,392

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Report of Form 8-K filed with the SEC on June 5, 2007. That Form 8-K contained financial information which had been retrospectively adjusted from the information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to reflect the treatment of the United Kingdom, Switzerland and Australian operations as discontinued operations (specifically retrospectively adjusted in the Form 8-K was the Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the Company’s consolidated financial statements).

The Company is an aesthetic and therapeutic company focused on developing novel skin and tissue rejuvenation products. The Company’s clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burns with a patient’s own, or autologous, fibroblast cells produced in the Company’s proprietary Isolagen Process. The Company also develops and markets an advanced skin care line with broad application in core target markets through its Agera subsidiary.

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

During 2006, 2005 and 2004, the Company sold its aesthetic product primarily in the United Kingdom. However, during the fourth quarter of fiscal 2006, the Company decided to close the United Kingdom operation. The Company completed the closure of the United Kingdom operations on March 31, 2007, and as of March 31, 2007, the United Kingdom, Swiss and Australian operations are presented as discontinued operations for all periods presented, as more fully discussed in Note 4.

Through June 30, 2007, the Company has been primarily engaged in developing its initial product technology and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2007 (reference is again made to Note 4 for a discussion of the Company’s decision to close the United Kingdom operation). The Company expects to finance its operations primarily through its existing cash and any future financing. However, as described in Note 2, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to operate profitably is largely contingent upon its success in obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. The Company will be required to obtain additional capital in the future to continue and expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods, or that there is any assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations would be negatively impacted.

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

The financial statements included herein as of June 30, 2007, and for each of the three and six months ended June 30, 2007 and 2006, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods discussed above. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results which will be realized for the year ending December 31, 2007.

Unless the context requires otherwise, the “Company” refers to Isolagen, Inc. and all of its consolidated subsidiaries, “Isolagen” refers to Isolagen, Isolagen Technologies, Isolagen Europe, Isolagen Australia and Isolagen Switzerland, and “Agera” refers to Agera Laboratories, Inc.

Note 2—Going Concern

At June 30, 2007 and December 31, 2006, the Company had cash, cash equivalents and restricted cash of $14.7 million and $33.3 million, respectively. The Company believes that its existing capital resources are adequate to finance its operations through at least December 31, 2007. The Company estimates that it will require additional cash resources prior to March 31, 2008 based upon its current operating plan and condition.

Through June 30, 2007, the Company has been primarily engaged in developing its initial product technology and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2007 (reference is again made to Note 4 for a discussion of the Company’s decision to close the United Kingdom operation). The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to operate profitably is largely contingent upon its success in obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. The Company will be required to obtain additional capital in the future to continue and expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods, or that there is any assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all.

Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations would be negatively impacted.

The Company is currently pursuing additional financing alternatives. The Company filed registration statements on Form S-3 and Form S-4 (the “Combined Registration Statements”) during July 2007. The Combined Registration Statements relate to (1) a proposed exchange offer of new 3.5% convertible senior notes due 2024 to the holders of the currently outstanding $90 million, in principal amount, 3.5% convertible subordinated notes due 2024 and (2) a proposed offer to the public of an additional $30 million, in principal amount, of new 3.5% convertible senior notes due 2024. The Combined Registration Statements have not yet been declared effective by the Securities and Exchange Commission (the “SEC”).  In addition, the Company filed a shelf registration statement on Form S-3 during June 2007, which has been declared effective by the SEC. The shelf registration would allow the Company the flexibility to offer and sell, from time to time, up to $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings.

The Company’s ability to complete an offering is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. The Company’s ability to commence an offering will be dependent on its ability to complete the registration process, which is subject to the SEC’s regulatory calendar, as well as the Company’s ability to timely respond to any SEC comments that have been or may be issued. The Company is also continuing its efforts to sell its Swiss corporate campus (see Note 3). The Company will add any proceeds from the sale of the Swiss corporate campus to its working capital, which would partially alleviate the Company’s need to obtain financing from other sources. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern, and the Company’s ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital prior to March 31, 2008. If the Company is unable to obtain additional sufficient funds prior to March 31, 2008, the Company will be required to terminate or delay its efforts to obtain regulatory approval of one, more than one, or all of its product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of its sales and marketing capabilities. Any of these actions would have an adverse affect on the Company’s operations, the realization of its assets and the timely satisfaction of its liabilities. The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.

Note 3—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, the provision for and disclosure of litigation and loss contingencies (see Note 7) and estimates and assumptions related to equity-based compensation expense (see Note 8). Actual results may differ materially from those estimates.

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

Balances of related after-tax components comprising accumulated other comprehensive income included in shareholders’ equity, at June 30, 2007 and December 31, 2006 are related to foreign currency translation adjustments. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity is removed from the separate component of equity and is reported as gain or loss for the period during which the sale or liquidation occurs.

Statement of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At June 30, 2007 and December 31, 2006, the Company had $1.0 million and $1.5 million of cash restricted for the payment of its Exton, Pennsylvania facility lease.

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

Inventory

Inventory of Agera consists of packaging components and finished goods. Agera purchases its packaging components from a third-party, and the final finished goods inventory is purchased from a contract manufacturer. As such, Agera does not maintain work in progress inventory. Agera accounts for its inventory on the first-in-first-out method.

Assets of discontinued operations held for sale

In April 2005, the Company acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. The Company subsequently spent approximately $1.8 million on the first phase of a renovation. In April 2006, management decided to place the corporate campus on the market for sale in order to conserve capital. The Company commenced its selling efforts during June of 2006. As of June 30, 2007, the net book value of the corporate campus was $10.3 million, reflecting management’s estimate of the realizable value of the corporate campus. The corporate campus is included in assets of discontinued operations held for sale on the consolidated balance sheets for all periods presented.

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

In March 2007, the Company completed the closing of its United Kingdom manufacturing facility. As described in Note 4, the Company recorded a fixed asset impairment charge related to its United Kingdom operation of $1.4 million during the fourth quarter of 2006, which is included in loss from discontinued operations in the cumulative consolidated statement of operations. The carrying value of the impaired United Kingdom fixed assets is $0.2 million at June 30, 2007, reflecting management’s estimate of realizable value. The United Kingdom fixed assets are included in assets of discontinued operations held for sale on the accompanying consolidated balance sheets for all periods presented (see Note 4 for further discussion of the Company’s discontinued operations).

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

Intangible assets

Intangible assets primarily include proprietary formulations and trademarks, which were acquired in connection with the acquisition of Agera (see Note 5), as well as certain in-process patents. Proprietary formulations and trademarks are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 13 to 18 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows.

Intangible assets are comprised as follows:

	June 30,	December 31,
	2007	2006
Proprietary formulations	$3,101,100	$3,101,100
Trademarks	1,511,400	1,511,400
Other intangibles	705,800	705,800
	5,318,300	5,318,300
Less: Accumulated amortization	(545,215)	(381,795)
Intangible assets, net	$4,773,085	$4,936,505

Debt Issue Costs

The costs incurred in issuing the Company’s 3.5% convertible subordinated notes, including placement agent fees, legal and accounting costs and other direct costs are included in other assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $1.7 million at June 30, 2007 and approximately $2.1 million at December 31, 2006 and were included in other assets, net, in the accompanying consolidated balance sheets.

During the three months ended June 30, 2007, the Company incurred $0.6 million of costs related to its proposed exchange offer involving holders of the currently outstanding $90 million, in principal amount, 3.5% convertible subordinated notes due 2024 and related to its proposed offer to the public of an additional $30 million, in principal amount, of new 3.5% convertible senior notes due 2024 (see Note 2). Such costs are being deferred pending the completion of those offerings, at which time they would be classified as debt issuance costs. The $0.6 million of costs is considered a noncash financing transaction within the accompanying consolidated statement of cash flows, as these incurred costs are included in accrued expenses in the accompanying consolidated balance sheet as of June 30, 2007 and are expected to be paid during the second half of 2007.

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

Research and development expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities costs. Research and development costs also include costs to develop manufacturing, cell collection and logistical process improvements.

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

Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from substantially all option grants to employees and directors. Compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements (refer to Note 8 for further stock-based compensation discussion).

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of June 30, 2007, the Company has no accrued interest related to uncertain tax positions.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At the adoption date of January 1, 2007, we had $40.4 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, the Company has $47.6 million of unrecognized tax benefits, the large majority of which relates to loss carryforwards for which we have provided a full valuation allowance. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

At June 30, 2007, options and warrants to purchase 9.2 million shares of common stock at exercise prices ranging from $1.50 to $9.81 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

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

	Three Months Ended June 30,
	2007	2006
Net loss	$(9,740,860)	$(8,131,714)
Other comprehensive income (loss), foreign currency translation adjustment	(91,702)	424,352
Comprehensive loss	$(9,832,562)	$(7,707,362)

	Six Months Ended June 30,
	2007	2006
Net loss	$(20,682,253)	$(18,049,165)
Other comprehensive income (loss), foreign currency translation adjustment	(92,855)	485,404
Comprehensive loss	$(20,775,108)	$(17,563,761)

Fair Value of Financial Instruments

The Company’s primary financial instruments consist of accounts receivable, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s convertible subordinated debentures were quoted at approximately 85% and 73% of par value at June 30, 2007 and December 31, 2006, respectively. Accordingly, the fair value of our convertible subordinated debentures was approximately $76.5 million and $65.7 million at June 30, 2007 and December 31, 2006, respectively.

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

Note 4—Discontinued Operations

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

On March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of June 30, 2007, the remaining lease obligation approximated $0.6 million. The administrative site lease expired April 2007. As of June 30, 2007, fixed assets of $0.2 million related to the United Kingdom operations are reflected as assets held for sale of discontinued operations on the consolidated balance sheet.

The assets, liabilities and results of operations of the United Kingdom, Switzerland and Australian operations are reflected as discontinued operations in the accompanying consolidated financial statements. All prior period information has been restated to reflect the presentation of discontinued operations.

The following sets forth the components of assets and liabilities of discontinued operations as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(in millions)	2007	2006
Inventory	$—	$0.1
Value-added tax refund due	—	0.3
Other current assets	0.1	0.3
Total current assets	0.1	0.7
Assets held for sale	10.4	10.5
Long term assets	0.1	0.2
Total assets	$10.6	$11.4

Accounts payable	$0.1	$0.5
Accrued expenses and other current liabilities	0.2	1.4
Total current liabilities	0.3	1.9
Long term liabilities	0.2	0.1
Total liabilities	$0.5	$2.0

The following sets forth the results of operations of discontinued operations for the three months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,
(in millions)	2007	2006
Net revenue	$—	$1.6
Gross loss	—	(0.3)
Operating loss	(0.3)	(2.9)
Other income	—	0.1
Loss from discontinued operations	$(0.3)	$(2.8)

The following sets forth the results of operations of discontinued operations for the six months ended June 30, 2007 and June 30, 2006:

	Six Months Ended June 30,
(in millions)	2007	2006
Net revenue	$0.2	$3.4
Gross loss	(0.3)	(0.5)
Operating loss	(1.5)	(6.9)
Other income	0.1	0.2
Loss from discontinued operations	$(1.4)	$(6.7)

The following sets forth information about the major components of the United Kingdom operation exit costs incurred through June 30, 2007:

	Costs Incurred, Three and Six Months Ended June 30, 2007	Cumulative Costs Incurred to Date
Employee severance	$183,222	$467,318
Fixed asset impairment	—	1,445,647
Total	$183,222	$1,912,965

The following sets forth information about the changes in the United Kingdom accrued exit costs for the six months ended June 30, 2007:

	Accrued Liability January 1, 2007	Costs Charged to Expense	Costs Paid or Settled	Accrued Liability June 30, 2007
Employee severance	$284,096	$183,222	$467,318	$—
Total	$284,096	$183,222	$467,318	$—

Excluding the manufacturing lease, which expires in February 2010 unless terminated sooner, it is expected that the majority of all remaining costs to be incurred will be recognized during 2007. However, no assurances can be given with respect to the total cost of closing the United Kingdom operation or the timing of such costs. The Company believes that the amount of all future charges associated with the United Kingdom operation shutdown, such as potential lease exit costs and professional fees, among other items, cannot be precisely estimated at this time. However, as of June 30, 2007, remaining future charges are expected to be approximately $0.8 million (both before and after tax), including $0.6 million of remaining lease obligations, but excluding potential claims or contingencies unknown at this time.

Note 5—Acquisition of Agera Laboratories, Inc.

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

	Three months ended,	Six months ended,
(in millions, except per share data)	June 30, 2006	June 30, 2006
Pro forma revenue	$0.3	$0.6
Pro forma net loss	(8.2)	(18.1)
Pro forma basic and diluted loss per share	$(0.27)	$(0.60)

Note 6—Available-for-Sale Investments

The Company had no available-for-sale investments at June 30, 2007 or December 31, 2006. Proceeds from the sale of available-for-sale marketable debt securities were $4.5 million and $16.7 million for the three and six months ended June 30, 2006, respectively. No realized gains and losses (based on specific identification) were included in the results of operations upon those sales. There were no sales of available-for-sale marketable debt securities during the three and six months ended June 30, 2007.

Note 7—Commitments and Contingencies

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

On January 20, 2006, the Company filed its preliminary objections to the complaint. On August 31, 2006, the Court of Common Pleas entered an opinion and order sustaining the preliminary objections and dismissing the complaint with prejudice. On September 19, 2006, Fordyce filed a motion for reconsideration, which the Court of Common Pleas denied.  On September 28, 2006, Fordyce filed a notice of appeal to the Superior Court of Pennsylvania.  On July 27, 2007, the Superior Court affirmed the decision of the Court of Common Pleas.

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

Dispute with Former President and Member of the Board of Directors

On March 16, 2007, the Company disclosed in its Form 10-K for the year ended December 31, 2006 (the “Form 10-K”), that the Company and Susan Ciallella had reached an understanding pursuant to which Ms. Ciallella would resign from the Company in all capacities. The understanding, which was described in the Form 10-K, was subject to the negotiation and execution of a definitive agreement. On May 10, 2007, the Company disclosed in its Form 10-Q for the quarter ended March 31, 2007, that no such definitive agreement had been concluded with Ms. Ciallella, and that Ms. Ciallella was asserting claims against the Company in connection with her separation from the Company. On June 8, 2007, the Company and Ms. Ciallella participated in a voluntary mediation before a former federal judge. Upon conclusion of the mediation, the Company and Ms. Ciallella entered into a Settlement Agreement and Release (the “Settlement Agreement”) pursuant to which the parties agreed to settle and resolve all claims that Ms. Ciallella may have against the Company as well as all aspects of Ms. Ciallella’s separation from the Company. The Settlement Agreement provided Ms. Ciallella the following:

(i) severance payments as follows: (a) $450,000, which was paid by June 2007; (b) $240,000 to be paid on September 17, 2007; and (c) $40,000 per month to be paid each month from September 16, 2007 through July 15, 2008 with a $20,000 payment to be made on July 30, 2008;

(ii) $1,745,000, which was paid during June 2007 in satisfaction and settlement of Ms. Ciallella’s legal claims relating to her termination;

(iii) $5,000 paid during June 2007 in connection with Ms. Ciallella’s release of claims under the Age Discrimination in Employment Act;

(iv) $159,245 for the reimbursement of Ms. Ciallella’s legal fees in connection with the negotiation and execution of the Settlement Agreement;

(v) $198,950 related to Ms. Ciallella’s legal support services to be provided to the Company.

(vi) Ms. Ciallella retained 300,000 of the 400,000 performance options issued to her in June 2006, which expire in June 2016; Ms. Ciallella retained 160,000 of the options issued to her in April 2006, which expire in April 2016 and which were fully vested; and Ms. Ciallella retained her vested 300,000 options, which were issued to her in April 2005 and expire in April 2015 (see Note 8);

Each of the Company and Ms. Ciallella released the other party from any and all claims that it/she may have; and Ms. Ciallella agreed to resign from all officer and director positions she held with the Company or any of its subsidiaries.

For the three months ended March 31, 2007, the Company recorded termination costs aggregating $2.6 million to reflect the March 16, 2007 understanding between the parties, which were included in selling, general, and administrative expenses. As a result of the June 2007 Settlement Agreement, during the three months ended June 30, 2007 the Company recorded an additional $2.0 million of termination costs, which are also included in selling, general, and administrative expenses. Accordingly, for the six months ended June 30, 2007, the Company recorded total termination costs of approximately $4.6 million, as follows:

	Three months ended,	Three months ended,
(in millions)	March 31, 2007	June 30, 2007	Total
Salary and severance.	$1.2	$1.6	$2.8
Consulting fee	0.3	(0.1)	0.2
Legal fee reimbursement to Ms. Ciallella	—	0.2	0.2
Company legal fees	—	0.3	0.3
Stock option modifications (see Note 8)	1.1	—	1.1
	$2.6	$2.0	$4.6

Of the $0.3 million of Company legal fees discussed above, approximately $133,000 related to the Board of Directors’ Special Committee legal counsel retained in connection with the Ciallella matter and was paid directly by the Company.  Less than $10,000 related to the legal fees of one the Company’s Board members in connection with the Ciallella matter and was paid directly by the Company. Also, less than $10,000 related to the legal fees of our Chief Executive Officer in connection with the Ciallella matter was paid directly by the Company. The Company is pursuing reimbursement of the amounts paid in excess of Ms. Ciallella’s contractual severance, plus defense costs, from its insurance carriers. There can be, however, no assurance that there will be a recovery or if there is, of the amount thereof.

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

During the year ended December 31, 2006, payments to patients and retreatments reduced the accrual by $0.6 million. During the three months ended March 31, 2007 and June 30, 2007, payments and retreatments to patients reduced the accrual by approximately $0.1 million and $0.0 million, respectively. As of June 30, 2007, the accrual, which is included in current liabilities of discontinued operations in the consolidated balance sheet, was $0.1 million. The estimates related to this liability may change in future periods and the effects of any changes will be accounted for in the period in which the estimate changes.

Other Litigation

The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

Note 8—Equity-based Compensation

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

The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $0.5 million and $0.3 million of compensation expense, net of tax, during the three months ended June 30, 2007 and June 30, 2006, respectively, for stock option awards made to employees and directors, based on the estimated fair values at the grant dates of the awards. The Company recorded $0.9 million and $0.4 million of compensation expense, net of tax, during the six months ended June 30, 2007 and June 30, 2006, respectively, for stock option awards made to employees and directors, based on the estimated fair values at the grant dates of the awards. Further, in connection with the separation agreement with the Company’s former President and related modification of the former President’s stock options (see Note 7), the Company recorded $1.1 million in stock option modification expense during the three months ended March 31, 2007, as discussed further below.

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $1.92 and $1.33 for the six months ended June 30, 2007 and June 30, 2006, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006
Expected life (years)	4.2 years	5.5 years
Interest rate	4.9%	4.9%
Dividend yield	—	—
Volatility	77%	80%

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

There were 15,000 stock options exercised during the six months ended June 30, 2007, resulting in cash proceeds to the Company of $23,100. The options exercised had an intrinsic value of $15,900. There were 10,000 stock options exercised during the six months ended June 30, 2006, resulting in cash proceeds to the Company of $16,500. The options exercised had an intrinsic value of $25,400. A summary of option activity is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	10,474,833	$4.17
Six months ended June 30, 2007:
Granted	535,000	3.23
Exercised	(15,000)	1.54
Forfeited	(2,505,000)	5.80
Outstanding at June 30, 2007	8,489,833	3.65	5.69	$9,943,190
Options exercisable at June 30, 2007	5,305,076	$4.48	4.65	$3,624,444

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2007:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at January 1, 2007	3,571,089	$1.41
Granted	535,000	1.92
Vested	(821,332)	1.52
Forfeited	(100,000)	1.37
Non-vested at June 30, 2007	3,184,757	1.37

The total fair value of shares vested during the six months ended June 30, 2007 and June 30, 2006 was $1.3 million and $0.5 million, respectively. As of June 30, 2007 and December 31, 2006, there were $3.0 million and $2.9 million of total unrecognized compensation cost, respectively, related to non-vested director and employee stock options which vest over time. That remaining cost at June 30, 2007 is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2007 and December 31, 2006, there was $1.0 million and $1.5 million, respectively, of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.

2001 Stock Option and Stock Appreciation Rights Plan

Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2007, there were 2,491,500 options outstanding under the Stock Plan and 1,884,500 options available to be issued under the Stock Plan.

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

During the three months ended June 30, 2007, the Company issued, under the 2001 Stock Plan, 140,000 options to three employees, with exercise prices ranging from $4.20 to $4.55 and with contractual lives of 5 years. During the three months ended June 30, 2006, the Company issued, under the 2001 Stock Plan, (1) a total of 91,500 options to eight employees to purchase its common stock at exercise prices ranging from $1.89 to $2.06 per share, which have a five year maximum contractual life and which vest annually over a three year period from the date of grant, (2) 160,000 options to purchase its common stock with an exercise price of $1.89 per share to the Company’s President, which have a ten year maximum contractual life and which originally vested each fiscal quarter end over a three year period from the date of grant (and which were subsequently modified and fully vesting in March 2007, as discussed below) and (3) 50,000 options to purchase its common stock with an exercise price of $1.89 per share to a non-employee service provider, which have a five year maximum contractual life and which fully vested after one year from the date of grant.

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

2003 Stock Option and Stock Appreciation Rights Plan

On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2007, there were 2,125,000 options outstanding under the 2003 Stock Plan and 125,000 shares were available for issuance under the 2003 Stock Plan. No options were granted under the 2003 Stock Plan during the three months and six months ended June 30, 2007 or June 30, 2006.

2005 Equity Incentive Plan

On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2007, there were 305,000 options outstanding and 1,712,652 shares were available for issuance under the 2005 Stock Plan. No stock options were issued under the 2005 Stock Plan during both the three and six months ended June 30, 2007.

During the three months ended June 30, 2006, the Company issued 400,000 options to purchase its common stock with an exercise price of $1.88 per share to the Company’s President. These options had a ten year maximum contractual life and the options were to vest, and no longer be subject to forfeiture, upon the occurrence of any of the following events: (i) upon the closing of the sale of substantially all of the assets of the Company or the reorganization, consolidation or the merger of the Company; provided that the event results in the payment or distribution of consideration valued in good faith by the Board of Directors at $25 per share or more; or (ii) upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of common stock of the Company at a price per share valued in good faith by the Board of Directors at $25 or more; or (iii) immediately following a “Stock Acquisition Date,” as that term is defined in the Rights Plan adopted by the Company on May 12, 2006 (provided that said rights are not subsequently redeemed by the Company or that the Rights Plan is not subsequently amended to preclude exercise of the rights issued thereunder, prior to the Distribution Date, as that term is defined in the Rights Pan), or (iv) at such other time as the Board of Directors, in its sole discretion, deems appropriate; provided in each case that the President is employed by the Company at the time of said event.  The 400,000 share option grant was considered a grant of a performance stock option. No compensation cost was recorded during 2006 for this grant as the Company did not believe that the vesting events were probable of occurrence. The 2006 grant date fair value of the award was approximately $0.6 million.

Subsequently, this 400,000 share option grant was modified during the three months ended March 31, 2007, as discussed below under Modification of Stock Options.

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

During the three and six months ended June 30, 2007, respectively, 42 shares and 84 shares of restricted stock vested. As of June 30, 2007, 250 shares of unvested restricted stock were outstanding, which vest quarterly through March 31, 2009.

Other Stock Options

During both the three and six months ended June 30, 2007, the Company did not issue any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan. Also, during the three months ended March 31, 2006, the Company did not issue any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan.

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

As of June 30, 2007, there were 3,568,333 nonqualified stock options outstanding outside of the shareholder approved plans discussed above.

Modification of Stock Options

In connection with the separation of the Company’s President (see Note 7), the Company agreed on March 16, 2007 to modify certain of the President’s stock options such that (1) 120,000 unvested, time-based stock options would vest immediately and (2) of 400,000 performance based stock options, 100,000 would be cancelled and the remaining 300,000 would be extended such that the 300,000 options would expire 10 years from the original grant date, as opposed to expiring upon termination of employment. The 300,000 performance based stock options would continue to be subject to the same performance based vesting requirements. The 120,000 modified stock options were valued using the Black-Scholes valuation model, and resulted in $0.3 million charge to selling, general and administrative expense during the months ended March 31, 2007. The 300,000 modified performance stock options were valued using the Black-Scholes valuation model, and resulted in $0.8 million charge to selling, general and administrative expense during the months ended March 31, 2007. One other employee stock option modification resulted in less than $0.1 million charge to selling, general and administrative expense during the three months ended March 31, 2007.

No stock option modifications occurred during the three months ended June 30, 2007.

Equity Instruments Issued for Services

As of June 30, 2007, the Company had outstanding 603,600 warrants and options issued to non-employees under consulting agreements. The following sets forth certain information concerning these warrants and options:

Vested
Warrants and options outstanding	603,600
Range of exercise prices	$1.50-6.00
Weighted average exercise price	$4.17
Expiration dates	2009-2013

Expense related to these contracts was less than $0.1 million in each of the three months ended June 30, 2007 and June 30, 2006. Expense related to these contracts was less than $0.1 million and $0.1 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions for the six months ended June 30, 2007:

Expected life (years)	4-5 Years
Interest rate	4.0-4.97%
Dividend yield	—
Volatility	72-83%

Further, there were 688,256 warrants outstanding as of both June 30, 2007 and as of December 31, 2006, which were primarily issued in connection with past equity offerings. During the three and six months ended June 30, 2007, there were no warrants converted or forfeited.  Also, during the three and six months ended June 30, 2006, there were no warrants converted or forfeited.

Note 9—Segment Information and Geographical information

With the acquisition of Agera on August 10, 2006 (see Note 5), the Company now has two reportable segments: Isolagen Therapy and Agera. Prior to the acquisition of Agera, the Company reported one reportable segment. The Isolagen Therapy segment specializes in the development of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. The following table provides operating financial information for the Company’s two reportable segments:

	Segment
(in millions)	Isolagen Therapy	Agera	Consolidated
Three months ended June 30, 2007
External revenue	$—	$0.3	$0.3
Intersegment revenue	—	—	—
Total operating revenue	—	0.3	0.3
Cost of revenue	—	0.2	0.2
Selling, general and administrative expense	5.2	0.5	5.7
Research and development expense	3.4	—	3.4
Management fee	(0.2)	0.2	—
Total operating expenses	8.4	0.7	9.1
Operating loss	(8.4)	(0.5)	(8.9)
Interest income and other	0.3	—	0.3
Interest expense	(1.0)	—	(1.0)
Minority interest	—	0.2	0.2
Segment loss from continuing operations	$(9.1)	$(0.3)	$(9.4)

	Segment
(in millions)	Isolagen Therapy	Agera	Consolidated
Six months ended June 30, 2007
External revenue	$—	$0.6	$0.6
Intersegment revenue	—	—	—
Total operating revenue	—	0.6	0.6
Cost of revenue	—	0.3	0.3
Selling, general and administrative expense	11.1	0.9	12.0
Research and development expense	6.5	—	6.5
Management fee	(0.3)	0.3	—
Total operating expenses	17.3	1.2	18.5
Operating loss	(17.3)	(0.9)	(18.2)
Interest income and other	0.6	—	0.6
Interest expense	(2.0)	—	(2.0)
Minority interest	—	0.3	0.3
Segment loss from continuing operations	$(18.7)	$(0.6)	$(19.3)

Supplemental information:
for the three months ended June 30, 2007:

	Segment
	Isolagen Therapy	Agera	Consolidated
Depreciation and amortization expense	$0.3	$0.1	$0.4
Capital expenditures	0.1	—	0.1
Equity awards issued for services	0.5	—	0.5
Amortization of debt issuance costs	0.2	—	0.2
Total assets(1)	22.0	5.4	27.4
Property and equipment, net	3.8	—	3.8
Intangible assets, net	0.6	4.2	4.8

Supplemental information:

for the six months ended June 30, 2007:

	Segment
(in millions)	Isolagen Therapy	Agera	Consolidated
Depreciation and amortization expense	$0.6	$0.2	$0.8
Capital expenditures	0.1	—	0.1
Equity awards issued for services and equity award modifications	2.2	—	2.2
Amortization of debt issuance costs	0.4	—	0.4

(1)             Total assets on the consolidated balance sheet at June 30, 2007 are $37.9 million, which includes assets of continuing operations of $27.4 million and assets of discontinued operations of $10.5 million. An intercompany receivable of $0.9 million, due from the Agera segment to the Isolagen Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen and has been excluded from total assets of the Isolagen Therapy segment in the above table.

Geographical information concerning the Company’s operations and assets is as follows:

	Revenue Three months ended June 30,
(in millions)	2007	2006
United States	$0.1	$—
United Kingdom	0.2	—
Other	—	—
	$0.3	$—

	Revenue Six months ended June 30,
	2007	2006
United States	$0.2	$—
United Kingdom	0.5	—
Other	—	—
	$0.7	$—

	Property and Equipment, net
	June 30,	December 31,
	2007	2006
United States	$3.8	$4.3
	$3.8	$4.3

	Intangible Assets, net
	June 30,	December 31,
	2007	2006
United States	$4.8	$4.9
	$4.8	$4.9

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

•                  higher than anticipated dropout rates of subjects in our clinical trials which could adversely affect trial results and make it more difficult to obtain regulatory approval;

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

•                  new entrance of competitive products or further penetration of existing products in our markets;

•                  the affect on us from adverse publicity related to our products or the Company itself;

•                  any adverse claims relating to our intellectual property;

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

•                  whether current or future amendments to our Informed Consent Forms, based on new knowledge obtained during the execution of our clinical trials or based on changes to the basic design or administration of our clinical trials, give rise to delays in our clinical study timelines; and

•                  other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2006, as well as Part II, Item 1A of this report.

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

General

We are an aesthetic and therapeutic company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burns with a patient’s own, or autologous, fibroblast cells produced in our proprietary Isolagen Process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication utilizing the Isolagen Process is for the treatment of wrinkles and is currently in Phase III clinical development. We are in the process of initiating a Phase III study in acne scars. We also have ongoing Phase II trials in full face rejuvenation and periodontal disease and plan to initiate additional Phase II trials in burn scars. We also develop and market an advanced skin care product line through our Agera Laboratories, Inc. subsidiary, in which we acquired a 57% interest in August 2006.

We have adopted an eight-point business strategy created by our new management team. The objectives of this business strategy are to achieve regulatory milestones, position the company and its products properly, create a commercial operations infrastructure, and exploit complementary business opportunities by:

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

•                  Focusing our management resources on building our business from the United States outward, intending ultimately to move into or operate in foreign markets where business opportunities then exist.

•                  Adding proven and experienced biotechnology and health care professionals to our management team.

We sometimes refer to our product candidates in the aggregate as Isolagen Therapy. From 2002 through 2006, we made Isolagen Therapy available to physicians primarily in the United Kingdom. In the fourth quarter of 2006, our Board of Directors approved closing our United Kingdom operation. Our United Kingdom operation was shutdown on March 31, 2007 (as more fully discussed in Note 4 in Notes to the Consolidated Financial Statements and below).

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

Clinical Development Programs

Our product development programs are focused on the aesthetic and therapeutic markets. These programs are supported by a number of clinical trial programs at various stages of development.

Our aesthetics development programs include product candidates (1) to treat targeted areas or wrinkles, and (2) to provide full-face rejuvenation that includes the improvement of fine lines, wrinkles, skin texture and appearance. Our therapeutic development programs are designed to treat restrictive burn scars, acne scars and dental papillary recession. All of our product candidates are non-surgical and minimally invasive.

Aesthetic Development Programs

Wrinkles/Nasolabial Folds - Phase III Trial: In October 2006, we reached an agreement with the U.S. Food and Drug Administration, or FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. We completed enrollment of the study and commenced injection of subjects in early 2007. As we have previously disclosed, we encountered certain delays related to manufacturing and scheduling in connection with the study. We conferred with the FDA regarding these issues, and based on our findings and our dialogue with the FDA, we submitted an amendment to our study protocol and chemistry, manufacturing and control (CMC) submission. On June 1, 2007, we received approval of the amendment and the related Informed Consent Forms from the Investigational Review Board. On July 11, 2007, the FDA notified us that our proposed changes to the protocol were acceptable and within the scope of the original SPA review. We expect that injections related to this study will be completed in early fourth quarter of 2007.

Full Face Rejuvenation - Phase II Trial: In February 2007, we completed investigator training for an open label (unblinded) trial designed to evaluate the use of Isolagen Therapy to treat fine lines and wrinkles for the full face of approximately 50 patients. Approximately 90% of these patients have been enrolled and biopsied. Five investigators across the United States are participating in this trial. Subject patients will be followed for six months following each subject’s last injection.

Therapeutic Development Programs

Acne Scars - Phase III Trial: We are preparing for a Phase III trial to evaluate the use of our Isolagen Therapy to correct or improve the appearance of acne scars. We have submitted our protocol to the FDA. A pre- Investigational New Drug application, or pre-IND, meeting with the FDA was held on March 2, 2007 to discuss our trial design to study the Isolagen Therapy for the treatment of acne scarring. Based on our discussion with the FDA, we filed an IND for a Phase III clinical trial program in July 2007. We are currently under FDA review of this IND. Upon acceptance of the IND by the FDA, we will commence this trial during the second half of 2007.

Restrictive Burn Scars - Phase II Trial: In January 2007, we met with the FDA to discuss our clinical program for the use of Isolagen Therapy for burn patients. Based on our discussions with the FDA, we are preparing to initiate a Phase II trial to evaluate the use of Isolagen Therapy to improve function and flexibility in existing restrictive burn scars. We filed an IND for Isolagen Therapy to treat restrictive burn scars in February 2007. We expect to commence this demonstration trial, of approximately 20 patients, during the second half of 2007 across two investigator sites.

Acute Burn Scars Prevention - Phase II Trial: We are preparing for a Phase II trial to evaluate the use of Isolagen Therapy for use in burn patients prior to and during early stage scar formation to prevent the formation of hypertrophic and restrictive burn scars. This application of the Isolagen Therapy would occur in the more acute phase of scar formation in burn patients with the intent, as stated above, to prevent the formation of the hypertrophic and restrictive burn scar. The timing of the Isolagen Therapy is anticipated to be provided approximately six weeks after the acute burn. We have only had very preliminary discussions with the FDA regarding this potential application.

Dental Study - Phase II Trial: In late 2003, we completed a Phase I clinical trial for the treatment of condition relating to periodontal disease, specifically to treat Interdental Papillary Insufficiency. In the second quarter of 2005, we concluded the Phase II dental clinical trial with the use of Isolagen Therapy and subsequently announced that investigator and subject visual analog scale assessments demonstrated that the Isolagen Therapy was statistically superior to placebo at four months after treatment. Although results of the investigator and subject assessment demonstrated that the Isolagen Therapy was statistically superior to placebo, an analysis of objective linear measurements did not yield statistically significant results.

In 2006, we commenced a Phase II open-label dental trial for the treatment of Interdental Papillary Insufficiency. This single site study includes 11 subjects and the trial is expected to be completed and the data evaluated during the first half of 2008. We are in the early planning stages of a Phase III study.

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

On March 31, 2007, we completed the closure of it United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of June 30, 2007, the remaining lease obligation approximated $0.6 million. The administrative site lease expired in April 2007.

Excluding the manufacturing lease, which ends February 2010 unless terminated sooner, it is expected that the majority of all remaining costs to be incurred will be recorded during 2007. However, no assurances can be given with respect to the total cost of closing the United Kingdom operation or the timing of such costs. The Company believes that the amount of all future charges associated with the United Kingdom operation shutdown, such as potential lease exit costs and professional fees, among other items, cannot be precisely estimated at this time. However, as of June 30, 2007, remaining future charges are expected to be approximately $0.8 million (both before and after tax), including $0.6 million of remaining lease obligations, but excluding potential claims or contingencies unknown at this time.

With the closure of the United Kingdom operation on March 31, 2007, our European operations (both the United Kingdom and Switzerland) and Australian operations have been presented in the financial statements as discontinued operations for all periods presented. See Note 4 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 3 of the Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

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

The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. This change in accounting resulted in the recognition of compensation expense of $0.5 million and $0.3 million for three months ended June 30, 2007 and 2006, respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively, related to our employee and director stock options. Basic and diluted loss per share for the three and six months ended June 30, 2007 was $0.02 and $0.03 greater, respectively, than if we had continued to account for share-based compensation under APB No. 25. During the three months ended June 30, 2007, we granted stock options to purchase 0.1 million shares of our common stock.

As of June 30, 2007, there was $3.0 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2007, there was $1.0 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement. During December 2005, the board of directors approved the full vesting of all unvested, outstanding stock options issued to current employees and directors. The board decided to take this action (the “acceleration event”) in anticipation of the adoption of SFAS No. 123 (R). As a result of this acceleration event, stock options to purchase approximately 1.4 million shares of our common stock were vested that would have otherwise vested during 2006 and later periods. At the time of the acceleration event, the unamortized grant date fair value of the affected options was approximately $3.6 million (for SFAS No. 123 and SFAS No. 148 pro forma disclosure purposes), which was charged to pro forma expense in the fourth quarter of 2005. Substantially all of the unvested employee stock options that were subject to the acceleration event had exercise prices above market price of our common stock at the time the board approved the acceleration event. However, in accordance with SFAS 123 (R) if we had not completed this acceleration event in December 2005, the majority of the $3.6 million amount discussed above would have been charged against the future results of operations, beginning in the first quarter of fiscal 2006 and continuing through later periods as the options vested. As discussed above, substantially all of the unvested employee stock options which were accelerated had exercise prices above market price at the time of acceleration. For the purposes of applying APB No. 25 to such stock options in the statement of operations for the year ended December 31, 2005, the acceleration event was treated as the acceleration of the vesting of employee and director options that otherwise would have vested as originally scheduled, and accordingly was not a modification requiring the remeasurement of the intrinsic value of the options, or the application of variable option accounting, under APB No. 25. For stock options that had exercise prices below market price at the time of acceleration and that would not have vested originally, a charge of approximately $15,000 was recorded in the statement of operations for the year ended December 31, 2005.

In March 2007, and in connection with the separation of the Company’s President, the Company agreed to modify certain of the President’s stock options such that (1) 120,000 unvested, time-based stock options would vest immediately and (2) of 400,000 performance based stock options, 100,000 would be cancelled and the remaining 300,000 would be extended such that the 300,000 options would expire 10 years from the original grant date, as opposed to expiring upon termination of employment. The 300,000 performance based stock options will continue to be subject to the same performance based vesting requirements. The 120,000 modified stock options were valued using the Black-Scholes valuation model, and resulted in $0.3 million charge to selling, general and administrative expense during the months ended March 31, 2007. The 300,000 modified performance stock options were valued using the Black-Scholes valuation model, and resulted in $0.8 million charge to selling, general and administrative expense during the months ended March 31, 2007. One other employee stock option modification resulted in less than $0.1 million charge to selling, general and administrative expense during the three months ended March 31, 2007.

Federal Securities and Derivative Actions: As discussed in Note 7 of Notes to Consolidated Financial Statements, set forth elsewhere in this Report, we are currently defending ourselves against various class and derivative actions. We intend to defend ourselves vigorously against these actions. We cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in our consolidated financial statements. Generally, a loss must be both reasonably estimable and probable in order to record a provision for loss. We will expense our legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. Although we have not recorded a provision for loss regarding these matters, a loss could occur in a future period.

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

Going Concern

At June 30, 2007 and December 31, 2006, we had cash, cash equivalents and restricted cash of $14.7 million and $33.3 million, respectively. We believe that its existing capital resources are adequate to finance its operations through at least December 31, 2007. We estimate that it will require additional cash resources prior to March 31, 2008 based upon our current operating plan and condition.

Through June 30, 2007, we have been primarily engaged in developing its initial product technology and recruiting personnel. In the course of its development activities, we have sustained losses and expects such losses to continue through at least 2007 (reference is made to Note 4 of Notes to Consolidated Financial Statements for a discussion of our decision to close the United Kingdom operation). We expect to finance its operations primarily through our existing cash and any future financing. However, there exists substantial doubt about our ability to continue as a going concern. Our ability to operate profitably is largely contingent upon our success in obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon our successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. We will be required to obtain additional capital in the future to continue and expand our operations. No assurance can be given that we will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods, or that there is any assurance that we will be able to obtain any such additional capital as we needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations would be negatively impacted.

We are currently pursuing additional financing alternatives. We filed registration statements on Form S-3 and Form S-4 (the “Combined Registration Statements”) during July 2007. The Combined Registration Statements relate to (1) a proposed exchange offer of new 3.5% convertible senior notes due 2024 to the holders of the currently outstanding $90 million, in principal amount, 3.5% convertible subordinated notes due 2024 and (2) a proposed offer to the public of an additional $30 million, in principal amount, of new 3.5% convertible senior notes due 2024. The Combined Registration Statements have not yet been declared effective by the Securities and Exchange Commission (the “SEC”).  In addition, we filed a shelf registration statement on Form S-3 during June 2007, which has been declared effective by the SEC. The shelf registration would allow us the flexibility to offer and sell, from time to time, up to $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings.

Our ability to complete an offering is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of our Company and the offering terms. Our ability to commence an offering will be dependent on its ability to complete the registration process, which is subject to the SEC’s regulatory calendar, as well as our Company’s ability to timely respond to any SEC comments that have been or may be issued. We are also continuing our efforts to sell our Swiss corporate campus (see Note 3). We will add any proceeds from the sale of the Swiss corporate campus to our working capital, which would partially alleviate our need to obtain financing from other sources. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and the our ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital prior to March 31, 2008. If we are unable to obtain additional sufficient funds prior to March 31, 2008, we will be required to terminate or delay our efforts to obtain regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities. Any of these actions would have an adverse affect on out operations, the realization of our assets and the timely satisfaction of our liabilities. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

REVENUES.  Revenue increased $0.3 million to $0.3 million for the three months ended June 30, 2007, as compared to zero for the three months ended June 30, 2006. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology. On a pro forma basis, assuming that Agera had been acquired on January 1, 2006, our revenue would have been $0.3 million for the quarter ended June 30, 2006. Due to our financial statement presentation of our United Kingdom operation as a discontinued operation, our revenue for the three months ended June 30, 2006 is zero, as all historical United Kingdom revenue is reflected in loss from discontinued operations.

COST OF SALES. Costs of sales increased to less than $0.2 million for the three months ended June 30, 2007, as compared to zero for the three months ended June 30, 2006. Our cost of sales relates to the operation of Agera.

As a percentage of revenue, Agera cost of sales were approximately 45% for the quarter ended June 30, 2007. On a pro forma basis, assuming Agera had been acquired on January 1, 2006, our cost of sales would have been less than $0.2 million for the quarter ended June 30, 2006; or 48% as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and administrative expenses increased approximately $2.4 million, or 75%, to $5.7 million for the three months ended June 30, 2007, as compared to $3.3 million for the three months ended June 30, 2006. This increase included $0.5 million of selling, general and administrative expenses related to Agera for the three months ended June 30, 2007. Including Agera, the increase in selling, general and administrative expense is primarily due to the following:

a)     Additional severance expense associated with the termination of our President, and the related settlement agreement executed in June 2007, resulted in an additional $1.7 million of selling, general and administrative expense for the three months ended June 30, 2007 (see Notes 7 and 8 of Notes to Consolidated Financial Statements).

b)     Marketing expense increased by approximately $0.3 million to $0.4 million for the three months ended June 30, 2007, as compared to $0.1 million during the three months ended June 30, 2006 due primarily to marketing and promotional efforts related to marketing and selling our Agera line of advanced skin care systems.

c)     Travel expense increased by approximately $0.2 million to $0.3 million for the three months ended June 30, 2007, as compared to $0.1 million for the three months ended June 30, 2006 due to the increase in the number of our employees, primarily at the executive management level, and increase in business development activities.

d)     Other general and administrative operating costs increased by approximately $0.4 million to $1.5 million for the three months ended June 30, 2007, as compared to $1.1 million for the three months ended June 30, 2006 due primarily to increased costs related to business development activities for the three months ended June 30, 2007, as well as the addition of general expenses related to our August 2006 acquisition of Agera. We incurred non-cash amortization expense related to our Agera intangible assets of approximately $0.1 million for the three months ended June 30, 2007.

e)      Legal expenses decreased by approximately $0.1 million to $0.4 million for the three months ended June 30, 2007, as compared to $0.5 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, we received a $0.6 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters.

If we had not received this $0.6 million reimbursement, our legal expenses would have been $0.6 million higher for the three months ended June 30, 2007. Excluding the insurance carrier reimbursement, legal expenses increased $0.5 million for the three months ended June 30, 2007, as compared to June 30, 2006, primarily due to $0.3 million of increased legal costs related the to termination of our President and increase class action and derivative defense costs.

RESEARCH AND DEVELOPMENT.   Research and development expenses increased by approximately $1.7 million for the three months ended June 30, 2007 to $3.4 million, as compared to $1.7 million for the three months ended June 30, 2006. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Isolagen Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Isolagen Therapy. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements.

Our initial pivotal Phase III wrinkle/nasolabial fold trial and our Phase II dental trial concluded during the first half of 2005. We subsequently commenced preparations for a Phase III wrinkle/nasolabial fold trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III wrinkle/nasolabial fold study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. We completed enrollment of our Phase III wrinkle/nasolabial fold study and commenced injections in early 2007. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of June 30, 2007 was $37.2 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our previously conducted Phase III wrinkle/nasolabial fold trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended June 30, 2007 and 2006.

The major changes in research and development expense are due primarily to the following:

a)     Consulting expense increased by approximately $1.3 million to $1.7 million for the three months ended June 30, 2007, as compared to $0.4 million for the three months ended June 30, 2006, as a result of increased expenditures related to our current wrinkle/nasolabial fold study and preparations related to other clinical trials;

b)    Salaries, bonuses and payroll taxes increased by approximately $0.2 million to $0.8 million for the three months ended June 30, 2007, as compared to $0.6 million for the three months ended June 30, 2006, as a result of increased employees engaged in research and development activities;

c)     Laboratory costs increased by approximately $0.2 million to $0.4 million for the three months ended June 30, 2007, as compared to $0.2 million for the three months ended June 30, 2006, as a result of increased clinical activities in our Exton, Pennsylvania location; and

d)    Facility costs, including rent, utilities and other related costs, decreased approximately $0.1 million, due primarily to the closure of the research and development facility in Houston, Texas. This decrease was offset by a $0.1 million increase in the use of contract labor support related to our clinical manufacturing operation.

LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The United Kingdom operation was closed during the three months ended March 31, 2007, as compared to normal operations during the three months ended June 30, 2006.

The loss from discontinued operations decreased by approximately $2.5 million for the three months ended June 30, 2007 to $0.3 million, as compared to $2.8 million for the three months ended June 30, 2006. The $0.3 million loss from discontinued operations during the three months ended March 31, 2007 primarily consisted of facility expense, legal expense and public relations costs.

INTEREST INCOME.  Interest income decreased approximately $0.4 million to $0.2 million for the three months ended June 30, 2007, as compared to $0.6 million for the three months ended June 30, 2006. The decrease in interest income of $0.4 million resulted principally from a decrease in the amount of cash, restricted cash and short-term investment balances, as a result of our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy.

INTEREST EXPENSE.   Interest expense remained constant at $1.0 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended June 30, 2007 and 2006, respectively.

NET LOSS.   Net loss increased $1.6 million to $9.7 million for the three months ended June 30, 2007, as compared to a net loss of $8.1 million for the three months ended June 30, 2006. This increase in net loss primarily represents the effects of the increases in our selling, general and administrative expenses and research and development expenses, offset by our decrease in loss from discontinued operation, as discussed above.

Comparison of the six months ended June 30, 2007 and 2006

REVENUES.  Revenue increased $0.7 million to $0.7 million for the six months ended June 30, 2007, as compared to zero for the six months ended June 30, 2006. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006.  On a pro forma basis, assuming that Agera had been acquired on January 1, 2007, our revenue would have been $0.6 million for the six months ended June 30, 2006. Due to our financial statement presentation of our United Kingdom operation as a discontinued operation, our revenue for the six months ended June 30, 2006 is zero, as all historical United Kingdom revenue is reflected in loss from discontinued operations.

COST OF SALES. Costs of sales increased to $0.3 million for the six months ended June 30, 2007, as compared to zero for the six months ended June 30, 2006. Our cost of sales relates to the operation of Agera.

As a percentage of revenue, Agera cost of sales were approximately 48% for the six months ended June 30, 2007. On a pro forma basis, assuming Agera had been acquired on January 1, 2006, our cost of sales would have been $0.3 million for the six months ended June 30, 2006; or 48% as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and administrative expenses increased approximately $5.9 million, or 99%, to $12.0 million for the six months ended June 30, 2007, as compared to $6.1 million for the six months ended June 30, 2006. This increase included $0.9 million of selling, general and administrative expenses related to Agera for the six months ended June 30, 2007. Including Agera, the increase in selling, general and administrative expense is primarily due to the following:

a)     Additional severance expense associated with the termination of our President, and the related settlement agreement executed in June 2007, resulted in an additional $3.2 million of selling, general and administrative expense for the six months ended June 30, 2007 (see Notes 7 and 8 of Notes to Consolidated Financial Statements).

b)     Salaries, bonuses and payroll taxes increased by approximately $2.1 million to $4.2 million for the six months ended June 30, 2007, as compared to $2.1 million for the six months ended June 30, 2006, due to an increase in the number of our employees, primarily at the executive management level, which resulted in higher salary and bonus expenses.

b)     Marketing expense increased by approximately $0.4 million to $0.6 million for the six months ended June 30, 2007, as compared to $0.2 million during the six months ended June 30, 2006 due primarily to marketing and promotional efforts related to marketing and selling our Agera line of advanced skin care systems.

c)     Travel expense increased by approximately $0.3 million to $0.5 million for the six months ended June 30, 2007, as compared to $0.2 million for the six months ended June 30, 2006 due to the increase in the number of our employees, primarily at the executive management level, and increase in business development activities.

d)     Other general and administrative operating costs increased by approximately $0.6 million to $3.1 million for the six months ended June 30, 2007, as compared to $2.5 million for the six months ended June 30, 2006 due primarily to increased costs related to business development activities and increased investor relations costs for the six months ended June 30, 2007, as well as the addition of general expenses related to our August 2006 acquisition of Agera. We incurred non-cash amortization expense related to our Agera intangible assets of approximately $0.2 million for the six months ended June 30, 2007.

e)      Legal expenses decreased by approximately $0.6 million to $0.5 million for the six months ended June 30, 2007, as compared to $1.1 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, we received a $1.4 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $1.4 million reimbursement, our legal expenses would have been $1.4 million higher for the six months ended June 30, 2007. Excluding the insurance carrier reimbursement, legal expenses increased $0.8 million for the six months ended June 30, 2007, as compared to June 30, 2006, primarily due to $0.3 million of increased legal costs related to the termination of our President, and also due to higher legal defense costs incurred related to our class action and derivative matters.

RESEARCH AND DEVELOPMENT.   Research and development expenses increased by approximately $1.9 million for the six months ended June 30, 2007 to $6.5 million, as compared to $4.6 million for the six months ended June 30, 2006. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Isolagen Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Isolagen Therapy. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements.

Our initial pivotal Phase III wrinkle/nasolabial fold trial and our Phase II dental trial concluded during the first half of 2005. We subsequently commenced preparations for a Phase III wrinkle/nasolabial fold trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III wrinkle/nasolabial fold study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. We completed enrollment of our Phase III wrinkle/nasolabial fold study and commenced injections in early 2007. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of June 30, 2007 was $37.2 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our previously conducted Phase III wrinkle/nasolabial fold trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the six months ended June 30, 2007 and 2006.

The major changes in research and development expenses are due primarily to the following:

a)     Consulting expense increased by approximately $1.3 million to $3.1 million for the six months ended June 30, 2007, as compared to $1.8 million for the six months ended June 30, 2006, as a result of increased expenditures related to our current wrinkle/nasolabial fold study and preparations related to other clinical trials;

b)    Salaries, bonuses and payroll taxes increased by approximately $0.3 million to $1.6 million for the six months ended June 30, 2007, as compared to $1.3 million for the six months ended June 30, 2006, as a result of increased employees engaged in research and development activities; and

c)     Laboratory costs increased by approximately $0.3 million to $0.8 million for the six months ended June 30, 2007, as compared to $0.5 million for the six months ended June 30, 2006, as a result of increased clinical activities in our Exton, Pennsylvania location.

LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The United Kingdom operation was closed in March 2007, as compared to normal operations during the six months ended June 30, 2006.

The loss from discontinued operations decreased by approximately $5.3 million for the six months ended June 30, 2007 to $1.4 million, as compared to $6.7 million for the six months ended June 30, 2006. The $1.4 million loss from discontinued operations during the six months ended June 30, 2007 consisted of $1.1 million of losses incurred during the first quarter 2007, which was the United Kingdom’s last quarter of full operations, and $0.3 million of second quarter 2007 losses, as discussed under “Comparison of the three months ended June 30, 2007 and 2006” above. The $1.1 million loss from discontinued operations during the three months ended March 31, 2007 primarily consisted of the following:

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

INTEREST INCOME.  Interest income decreased approximately $0.8 million to $0.5 million for the six months ended June 30, 2007, as compared to $1.3 million for the six months ended June 30, 2006. The decrease in interest income of $0.8 million resulted principally from a decrease in the amount of cash, restricted cash and short-term investment balances, as a result of our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy.

INTEREST EXPENSE.   Interest expense remained constant at $2.0 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.4 million for the six months ended June 30, 2007 and 2006, respectively.

NET LOSS.   Net loss increased $2.6 million to $20.7 million for the six months ended June 30, 2007, as compared to a net loss of $18.1 million for the six months ended June 30, 2006. This increase in net loss primarily represents the effects of the increases in our selling, general and administrative expenses and research and development expenses, offset by our decrease in loss from discontinued operation, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2007 and 2006, respectively, were as follows:

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash flows from operating activities	$(18.0)	$(16.5)
Cash flows from investing activities	(0.1)	13.2
Cash flows from financing activities	—	—

Operating Activities

Cash used in operating activities during the six months ended June 30, 2007 amounted to $18.0 million, as compared to the $16.5 million of cash used in operating activities during the six months ended June 30, 2006. The increase in the cash used in operations of $1.5 million is primarily due to our increase in net loss, adjusted for noncash items, of $2.4 million. Our net loss, adjusted for noncash items, increased from $15.2 million during the six months ended June 30, 2006 to $17.6 million during the six months ended June 30, 2007. This increase in net loss, adjusted for noncash items, was offset by changes in net operating assets and liabilities, which positively impacted cash flows by $0.9 million. During the six months ended June 30, 2007, our changes in net operating assets and liabilities resulted in a cash outflow of $0.4 million, as compared to a cash outflow of $1.3 million during the six months ended June 30, 2006. For the six months ended June 30, 2007, we financed our operating cash flow needs from our cash on hand at the beginning of the period. Those cash balances were the result of previously completed debt and equity offerings.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2007 amounted to less than $0.1 million as compared to cash provided in investing activities of $13.2 million during the six months ended June 30, 2006. This decrease in cash provided by investing activities is due to the less than $0.1 million of capital expenditures for the six months ended June 30, 2007. The cash inflows of $13.2 million during the six months ended June 30, 2006 was provided from the sale of available-for-sale investments, net, of $14.0 million, offset by capital expenditures of $0.8 million.

Financing Activities

Cash from financing activities was less than $0.1 million during both the six months ended June 30, 2007 and 2006.

Cash Flows Related to Discontinued Operations

Cash flows related to discontinued operations, which are included in the table of cash flows above, were as follows:

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash flows from operating activities	$(2.2)	$(5.5)
Cash flows from investing activities	—	(0.2)
Cash flows from financing activities	—	—

Cash flows used in discontinued operations during the six months ended June 30, 2007 was $2.1 million, of which substantially the entire cash outflow was incurred during the three months ended March 31, 2007. Our United Kingdom operation was in operation during the three months ended March 31, 2007, and was shutdown on March 31, 2007. The net loss from our United Kingdom operation during the three months ended March 31, 2007 was $1.1 million. In addition, accrued expenses and deferred revenue decreased by $1.2 million during this shutdown period (cash outflows), primarily related to the payment of severance and refunds to customers. The United Kingdom net loss and the large decrease in United Kingdom accrued expenses and United Kingdom deferred revenue are what primarily generated $2.1 million of cash outflow from discontinued operations for the three months ended March 31, 2007. Cash outflows related to the six months ended June 30, 2006 related primarily to the normal, historical operation of the United Kingdom and Swiss operations, prior to the decision to shutdown the United Kingdom operation.

Working Capital

As of June 30, 2007, we had cash, cash equivalents and restricted cash of $14.7 million and working capital of $11.4 million (including our cash, cash equivalents and restricted cash). We believe our existing capital resources are adequate to finance our operations through December 31, 2007; however, our long-term viability is dependent upon successful operation of our business, our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and/or equity to meet our business objectives. We estimate that we will require additional cash resources prior to March 31, 2008 based upon our current operating plan and condition. See “-Going Concern” above.

We are currently pursuing additional financing alternatives. We filed registration statements on Form S-3 and Form S-4 (the “Combined Registration Statements”) during July 2007.  The Combined Registration Statements relate to (1) a proposed exchange offer involving holders of the currently outstanding $90 million, in principal amount, 3.5% convertible subordinated notes due 2024 and (2) a proposed offer to the public of an additional $30 million, in principal amount, of new 3.5% convertible senior notes due 2024. The Combined Registration Statements have not yet been declared effective by the Securities and Exchange Commission (the “SEC”). In addition, we filed a shelf registration statement on Form S-3 during June 2007, which has been declared effective by the SEC. The shelf registration would allow us the flexibility to offer and sell, from time to time, up to $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings.

Our ability to complete an offering is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of Isolagen and the offering terms. Our ability to commence an offering will be dependent on our ability to complete the registration process, which is subject to the SEC’s regulatory calendar, as well as our ability to timely respond to any SEC comments that have been or will be issued. We are also continuing our efforts to sell our Swiss corporate campus. We will add any proceeds from the sale of the Swiss corporate campus to our working capital, which would partially alleviate our need to obtain financing from other sources. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

As a result of the above discussed conditions, and in accordance with generally accepted accounting principle            s in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital prior to March 31, 2008. If we are unable to obtain additional sufficient funds prior to March 31, 2008, we will be required to terminate or delay regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities. Any of these actions would have an adverse affect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

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

The notes bear interest at an annual rate of 3.5% from the date of issuance of the notes. We pay interest twice a year, on each May 1 and November 1, until the principal is paid or made available for payment or the notes have been converted. Interest is calculated on the basis of a 360-day year consisting of twelve 30-day months.

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

Factors Affecting Our Capital Resources

In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. We spent approximately $1.8 million to date on the first phase of the renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. We commenced selling efforts during the second quarter of 2006. During 2006, management assessed whether the book value of the corporate campus was impaired and made a determination to write down the corporate campus by $1.1 million, which is reflected in loss from discontinued operations in the consolidated statement of operations. The net book value of the corporate campus at June 30, 2007 was $10.3 million, reflecting management’s estimate of the realizable value of the corporate campus.

An adverse result related to our class action matter, derivative action matter (see Note 7 in Notes to Consolidated Financial Statements) could materially, adversely affect our working capital, thereby materially impacting the financial position of the Company.

We are also pursuing additional financing alternatives.  See “-Working Capital” and “-Going Concern” above.

Inflation did not have a significant impact on the Company’s results during the three months ended June 30, 2007.

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

Foreign Exchange Rate Risk

We have $10.6 million in foreign assets. Our Swiss corporate campus held for sale, with a currently estimated value of $10.3 million at June 30, 2007, accounts for the large majority of these foreign assets. Our consolidated shareholders’ deficit will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency, especially the Swiss franc.

Our accumulated other comprehensive loss of $0.2 million at June 30, 2007 has varied $0.1 million from accumulated other comprehensive loss of $0.1 million at December 31, 2006. However, this $0.2 million loss is considered unrealized and is reflected on the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

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

On January 20, 2006, the Company filed its preliminary objections to the complaint. On August 31, 2006, the Court of Common Pleas entered an opinion and order sustaining the preliminary objections and dismissing the complaint with prejudice. On September 19, 2006, Fordyce filed a motion for reconsideration, which the Court of Common Pleas denied.  On September 28, 2006, Fordyce filed a notice of appeal to the Superior Court of Pennsylvania.  On July 27, 2007, the Superior Court affirmed the decision of the Court of Common Pleas.

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

ITEM 1A. RISK FACTORS

We have included in our registration statement on Form S-4, filed in June 2007, a description of certain risks and uncertainties that could affect our business, future performance or financial condition. Investors should consider the following risks and uncertainties prior to making an investment decision with respect to our securities.

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

If our current trials or any future clinical trials are unsuccessful, our business and reputation would be harmed and the price at which our stock trades could be adversely affected.

All of our product candidates are subject to the risks of failure inherent in the development of biotherapeutic products. The results of early-stage clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate desired safety and efficacy traits despite having successfully progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our product candidates is promising, this data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could reach different conclusions in assessing such data than we do, which could delay, limit or prevent regulatory approval. In addition, the FDA, other regulatory authorities, our Institutional Review Boards or we, may suspend or terminate clinical trials at any time.

Any failure or delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any product candidates, has the potential to harm our business, and may prevent us from raising necessary, additional financing that we may need in the future.

We have yet to be profitable, losses may continue to increase from current levels and we will continue to experience significant negative cash flow as we expand our operations, which may limit or delay our ability to become profitable.

We have incurred losses since our inception, have never generated significant revenue from commercial sales of our products, and have never been profitable. We are focused on product development, and we have expended significant resources on our clinical trials, personnel and research and development. We expect these costs to continue to rise in the future. In addition, we have incurred, and will continue to incur, marketing and brand development costs for Agera, and will continue to incur such costs in the future. Our consolidated net losses for the three and six months ended June 30, 2007, were $9.7 million and $20.7 million, respectively. Our consolidated net losses for the years ended December 31, 2006, 2005 and 2004 were $35.8 million, $35.8 million and $21.5 million, respectively. As of June 30, 2007, we had an accumulated development stage net loss attributable to common shareholders of $147.8 million. We expect to continue to experience increasing operating losses and negative cash flow as we expand our operations.

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

•       development of relationships with strategic business partners, including physicians who might use our future products; and

•       interest expense and amortization of issuance costs related to our outstanding note payables.

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

We will continue to experience operating losses and significant negative cash flow until we begin to generate significant revenue from (a) the sale of our product candidates, which is dependent on the receipt of FDA approval for our product candidates and is dependent on our ability to successfully market and sell such product candidates, and (b) our Agera product line, which is dependent on achieving significant market penetration in its approved markets.

Higher than anticipated dropout rates of subjects in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.

Enrollment of 421 patients in our Phase III nasolabial/wrinkle trial was completed in February 2007. Our Phase III clinical trial includes three separate treatment sessions for each subject followed by a 26 week observation period. Patient dropouts are expected and can occur for a variety of reasons. A subject who drops out of the trial prior to the 26 week post-treatment observation would, under the current protocol, be considered a “failure to respond” in the results of the clinical trial. As fewer patients complete a trial, a higher positive response rate must be obtained for the group of remaining treated subjects in order to demonstrate statistically significant benefit compared to placebo. Our Phase III nasolabial/wrinkle trial consists of two studies, 006 and 005. Our 006 study enrolled 218 subjects and, as of August 7, 2007, has 201 remaining. Our 005 study enrolled 203 subjects and, as of August 7, 2007, has 179 remaining. Continued efforts are being made to prevent additional dropouts in both trials. This additional time, expense and uncertainty would also affect our ability to obtain FDA clearance of our product for this indication, which could ultimately adversely affect our profitability and financial position.

We will need to raise substantial additional capital to fund our operations through commercialization of our product candidates, and we do not have any commitments for that capital.

We are focused on research and development, are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility. We expect to file a Biologics License Application, or BLA, for our lead dermal product candidate in 2008 if we do not suffer any significant delays in completing our lead dermal product clinical trial and if the trial demonstrates safety and efficacy.

We believe our existing capital resources are adequate to finance our operations through December 31, 2007. As such, we will need additional capital to achieve commercialization of our product candidates and to execute our business strategy, and if we are unsuccessful in raising additional capital we may be unable to achieve commercialization of our product candidates or unable to fully execute our business strategy on a timely basis, if at all.

If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest payments would reduce the amount of cash available to operate and grow our business. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may terminate or delay our efforts related to regulatory approval of one or more of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities. If we terminate or delay regulatory approval, curtail or delay manufacturing improvements or delay the expansion of our sales and marketing capabilities, our business may fail.

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

We are focused on product development and have not generated significant revenue from commercial sales of our products to date. Prior to the fourth quarter of 2006 we offered the Isolagen Therapy for sale in the United Kingdom. Our United Kingdom operation had been operating on a negative gross margin as we investigated means to improve manufacturing technologies for the Isolagen Process. During the fourth quarter of 2006 we determined to cease offering our Isolagen Therapy in the United Kingdom, as part of our continuing efforts to evaluate the best uses of our resources. Our revenue for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $0.4 million, $0 and $0, respectively.

We do not currently offer any products for sale that are based upon our Isolagen Therapy, and we cannot guarantee that we will ever market any such products. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before the FDA and other regulatory authorities in the United States and abroad will approve the product candidates for commercial marketing. We will need to conduct significant additional research, pre-clinical testing and clinical testing before we can file applications with the FDA for approval of our product candidates. We must also develop, validate and obtain FDA approval of any improved manufacturing process. In addition, to compete effectively our future products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives, and we may never generate revenue from our product candidates.

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

•       lack of efficacy during clinical trials; or

•       unforeseen safety issues.

We do not know whether our clinical trials will need to be restructured or will be completed on schedule, if at all, or whether they will provide data necessary to support necessary regulatory approval. Significant delays in clinical trials will impede our ability to commercialize our product candidates and generate revenue, and could significantly increase our development costs.

We utilize bovine-sourced materials in our current trials. Future FDA regulations, as well as currently proposed regulations, may require us to change the source of the bovine-sourced materials we use in our products or to cease using bovine-sourced materials. If we are required to use alternative materials in our products, if such materials are unavailable to us for any reason, or if we choose to change the materials used in our products in the future, we would need to validate the new manufacturing process and run comparability trials with the reformulated product, which could delay our submission for regulatory approval.

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

As part of the approval process, we must pass a pre-approval inspection of our manufacturing facility before we can obtain marketing approval for our product candidates. We have never gone through a FDA pre-approval regulatory inspection of our manufacturing facility and we cannot guarantee that we will satisfy the requirements for approval. All of our manufacturing methods, equipment and processes must comply with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. We will also need to perform extensive audits of our suppliers, vendors and contract laboratories. The cGMP requirements govern all areas of recordkeeping, production processes and controls, personnel and quality control. To ensure that we meet these requirements, we will expend significant time, money and effort. Due to the unique nature of our Isolagen Therapy, we cannot predict the likelihood that the FDA will approve our facility as compliant with cGMP requirements even if we believe that we have taken the steps necessary to achieve compliance.

The FDA, in its regulatory discretion, may require us to undergo additional clinical trials with respect to any new or improved manufacturing process we develop or utilize, in the future, if any. This could include a requirement to change the materials used in our manufacturing process. These improvements or modifications could delay or prevent approval of our product candidates. If we fail to comply with cGMP requirements, pass an FDA pre-approval inspection or obtain FDA approval of our manufacturing process, we would not receive FDA approval and would be subject to possible regulatory action. The failure to successfully implement our manufacturing process may delay or prevent our future profitability.

If we do obtain FDA approval in the future and if we satisfy the FDA with regard to a validated manufacturing process, we may be unable to commercially manufacture the Isolagen Therapy profitably. The manufacturing cost has been subject to fluctuation, depending, in part, on the yields obtained from our manufacturing process. There is no guarantee that future manufacturing improvements will result in a manufacturing cost low enough to effectively compete in the market. Further, we currently manufacture the Isolagen Therapy on a limited basis (for research and development and for trial purposes only) and we have not manufactured commercial levels of the Isolagen Therapy in the United States. Such commercial manufacturing volumes, in the future, could lead to unexpected inefficiencies and result in unprofitable performance results.

We may not be successful in our efforts to develop commercial-scale manufacturing technology and methods.

In order to successfully commercialize any approved product candidates, we will be required to produce such products on a commercial scale and in a cost-effective manner. As stated in the preceding risk factor, we intend to seek FDA approval of our manufacturing process as a component of the BLA application and approval process. However, we can provide no assurance that we will be able to cost-effectively and commercially scale our operations using our current manufacturing process. If we are unable to develop suitable techniques to produce and manufacture our product candidates, our business prospects will suffer.

We depend on a third-party manufacturer for our Agera product line, the loss or unavailability of which would require us to find a substitute manufacturer, if available, resulting in delays in production and additional expenses.

Our Agera skin care product line is manufactured by a third party. We are dependent on this third party to manufacture Agera’s products, and the manufacturer is responsible for supplying the formula ingredients for the Agera product lines. If for any reason the manufacturer discontinues production of Agera’s products at a time when we have a low volume of inventory on hand or are experiencing a high demand for the products, significant delays in production of the products and interruption of product sales may result as we seek to establish a relationship and commence production with a new manufacturer, which would negatively impact our results of operation.

If our Isolagen Therapy is found to be unsafe or ineffective, or if our Isolagen Therapy is perceived to be unsafe or ineffective, our business would be materially harmed.

Our product candidates utilize our Isolagen Therapy. In addition, we expect to utilize our Isolagen Therapy in the development of any future product candidates. If our Isolagen Therapy is found to be, or perceived to be, unsafe or ineffective, we will not be successful in obtaining marketing approval for any product candidates then pending, and we may have to modify or cease production of any products that previously may have received regulatory approval. Negative media exposure, whether founded or unfounded, related to the safety and/or effectiveness of our Isolagen Therapy may harm our reputation and/or competitive position.

Subjects in our clinical development programs are required to sign Informed Consent Forms and amendments made to our Informed Consent Form could give rise to delays in our clinical development programs.

The subjects in our clinical trials are required to sign Informed Consent Forms. These forms are subject to amendment based on new knowledge obtained during the execution of our clinical trials or based on changes to the basic design or administration of our clinical trials. In the early stages of producing our Isolagen Therapy, we utilize certain raw materials, which include antibiotics, bovine-sourced materials and other animal-based materials. We have amended our Informed Consent Form to address these items. Amendments made to our Informed Consent Form could give rise to delays in our clinical development programs.

If physicians do not follow our established protocols, the efficacy and safety of our product candidates may be adversely affected.

We are dependent on physicians to follow our established protocols both as to the administration and the handling of our product candidates in connection with our clinical trials, and we will continue to be dependent on physicians to follow such protocols if our product candidates are commercialized. The treatment protocol requires each physician to verify the patient’s name and date of birth with the patient and the patient records immediately prior to injection. In the event more than one patient’s cells are delivered to a physician or we deliver the wrong patient’s cells to the physician, which has occurred on at least one occasion, it is the physician’s obligation to follow the treatment protocol and assure that the patient is treated with the correct cells. If the physicians do not follow our protocol, the efficacy and safety of our product candidates may be adversely affected.

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

As a result of our limited operating history, we may not be able correctly to estimate our future operating expenses, which could lead to cash shortfalls.

We have a limited operating history and our primary business activities consist of conducting clinical trials. As such, our historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning the costs of our clinical trials, which depend on the success of such trials and our ability to effectively and efficiently conduct such trials. In addition, our budgeted expense levels are based in part on our expectations of future revenue that we may receive from our Agera product line, and the size of future revenue depends on the choices and demand of individuals. Our limited operating history and clinical trial experience make these costs and revenues difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected increase in costs or shortfall in revenue. Further, our fixed manufacturing costs and business development and marketing expenses will increase significantly as we expand our operations. Accordingly, a significant increase in costs or shortfall in revenue could have an immediate and material adverse effect on our business, results of operations and financial condition.

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

We and certain of our current and former officers have been named as defendants in a consolidated putative shareholder class action lawsuit in the United States District Court for the Eastern District of Pennsylvania. The complaint purports to seek unspecified damages on behalf of an alleged class of persons who purchased our publicly traded securities between March 3, 2004 and August 9, 2005. The complaints allege that we and our officers violated Section 10(b) and Rule 10b-5 of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act by making certain false statements and omissions to the investing public regarding our business operations, management, and intrinsic value of our publicly traded securities. The complaints also allege liability against the individual defendants under Sections 20(a) and 20A of the Exchange Act and Section 15 of the Securities Act. In addition, stockholders have filed derivative actions seeking recovery on behalf of Isolagen against certain of our current and former officers and directors, alleging, among other things, breach of fiduciary duties and other wrongful conduct by those individual defendants. While we have directors and officers liability insurance, it is uncertain whether the insurance will be sufficient to cover all damages, if any, that we may be required to pay. In addition, the securities and derivative lawsuits may distract the attention of our management, and are expensive to conduct. We have and may continue to incur substantial legal and other professional service costs in connection with the stockholder lawsuits. The amount of any future costs in this respect cannot be determined at this time, and could have a material adverse effect on our business results.

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

In their regulation of advertising and other promotion, the FDA and the FTC may issue correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA and FTC are authorized to impose a wide array of sanctions on companies for such advertising and promotion practices, which could result in any of the following:

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

Depending on the circumstances, failure to meet post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity.

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

We currently conduct business in foreign markets, and our business strategy involves selling our product candidates in foreign markets. These operations are and will be subject to a variety of regulations in those foreign markets that could have a material adverse effect on our business in a particular market or in general.

Our Agera product line is currently sold in the United Kingdom. In addition, our business strategy includes the sale of our product candidates in foreign markets. With respect to our product candidates, we will be required to comply with local laws regulating and approving the sale of biologics in each foreign market that we attempt to operate in. As such, we may become subject to a variety of foreign regulations. In addition, to the extent that our currently available product lines are regulated in any foreign markets, we will be required to comply with such regulations. Our failure to comply, or assertions that we fail to comply, with any foreign regulations could have a material adverse effect on our business in a particular market or in general. Government regulations in international markets could delay or prevent the introduction, or require the reformulation or withdrawal, of some of our future products.

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

If we achieve growth in our operations in the next few years, which we must do to succeed, such growth could place a strain on our management, and our administrative, operational and financial infrastructure. We would need to hire additional management, financial, sales and marketing personnel to manage our operations. In addition, our ability to manage our future operations and growth would require the continued improvement of operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results and financial condition may be materially adversely affected.

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

If we are unable to effectively to promote our brands and establish a competitive position in the marketplace, our business may fail.

Our Isolagen Therapy brand names are new and unproven. We believe that the importance of brand recognition will increase over time. In order to gain brand recognition, we may increase our marketing and advertising budgets to create and maintain brand loyalty. We do not know whether these efforts will lead to greater brand recognition. If we are unable effectively to promote our brands, including our Agera product line, and establish competitive positions in the marketplace, our business results will be materially adversely affected.

If we are unable to adequately protect our intellectual property and proprietary technology, the value of our technology and future products will be adversely affected, and if we are unable to enforce our intellectual property against unauthorized use by third parties our business may be materially harmed.

Our long-term success largely depends on our future ability to market technologically competitive products. Our ability to achieve commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technology and future products, as well as successfully defending these patents against third party challenges. In order to do so we must:

•       obtain and protect commercially valuable patents or the rights to patents both domestically and abroad;

•       operate without infringing upon the proprietary rights of others; and

•       prevent others from successfully challenging or infringing our proprietary rights.

As of August 7, 2007, we had 8 issued U.S. patents, more than 6 pending U.S. patent applications and more than 28 foreign counterparts. However, we may not be able to obtain additional patents relating to our technology or otherwise protect our proprietary rights. If we fail to obtain or maintain patents from our pending and future applications, we may not be able to prevent third parties from using our proprietary technology. We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents that we control or are effectively maintained by us as trade secrets. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.

The patent situation of companies in the markets in which we compete is highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The laws of other countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which could make it difficult for us to stop the infringement of our patents in foreign countries in which we hold patents.

Proceedings to enforce our patent rights in the United States or in foreign jurisdictions would likely result in substantial cost and divert our efforts and attention from other aspects of our business. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

Other risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•       the inventors of the inventions covered by each of our pending patent applications might not have been the first to make such inventions;

•       we might not have been the first to file patent applications for these inventions or similar technology;

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

•       other individual companies, universities or research institutions may independently develop or have developed similar or alternative technologies or duplicate our technologies and commercialize discoveries that we attempt to patent;

•       other companies, universities or research institutions may design around technologies we have licensed, patented or developed; and

•       many of our patent claims are method, rather than composition of matter, claims; generally composition of matter claims are easier to enforce and are more difficult to circumvent.

Our business may be harmed and we may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

A third party may assert that we, one of our subsidiaries or one of our strategic collaborators has infringed his, her or its patents and proprietary rights or challenge the validity or enforceability of our patents and proprietary rights. Likewise, we may need to resort to litigation to enforce our patent rights or to determine the scope and validity of a third party’s proprietary rights.

We cannot be sure that other parties have not filed for or obtained relevant patents that could affect our ability to obtain patents or operate our business. Even if we have previously filed patent applications or obtain issued patents, others may file their own patent applications for our inventions and technology, or improvements to our inventions and technology. We have become aware of published patent applications filed after the issuance of our patents that, should the owners pursue and obtain patent claims to our inventions and technology, could require us to challenge such patent claims.

Others may challenge our patent or other intellectual property rights or sue us for infringement. In all such cases, we may commence legal proceedings to resolve our patent or other intellectual property disputes or defend against charges of infringement or misappropriation. An adverse determination in any litigation or administrative proceeding to which we may become a party could subject us to significant liabilities, result in our patents being deemed invalid, unenforceable or revoked, or drawn into an interference, require us to license disputed rights from others, if available, or to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us.

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

•       obtain a license, if possible, in order to continue manufacturing or marketing the affected products or services, and pay license fees and royalties, which may be non-exclusive. This license may be non-exclusive, giving our competitors access to the same intellectual property, or the patent owner may require that we grant a cross-license to our patented technology; or

•       stop research and commercial activities relating to the affected products or services if a license is not available on acceptable terms, if at all.

Any of these events could materially adversely affect our business strategy and the value of our business.

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

Physicians who used our facial aesthetic product in the past, or who may use any of our future products, and patients who have been treated by our facial aesthetic product in the past, or who may use any of our future products, may bring product liability claims against us. In particular, we have received negative publicity and negative correspondence from patients in the United Kingdom that had previously received our treatment although to date no claims have been brought against us since the closure of our U.K. operation. While we have taken, and continue to take, what we believe are appropriate precautions, we may be unable to avoid significant liability exposure. We currently keep in force product liability insurance that we believe would cover these types of claims, although such insurance may not be adequate to fully cover any potential claims or may lapse in accordance with its terms prior to the assertion of claims. We may be unable to obtain product liability insurance in the future, or we may be unable to do so on acceptable terms. Any insurance we obtain or have obtained in the past may not provide adequate coverage against any asserted claims. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•       diversion of management’s time and attention;

•       expenditure of large amounts of cash on legal fees, expenses and payment of damages;

•       decreased demand for our products or any of our future products and services; or

•       injury to our reputation.

If we are the subject of product liability claims our business could be adversely affected, and if these claims are in excess of insurance coverage, if any, that we may possess, our financial position will suffer.

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

We have made and may in the future make acquisitions of complementary companies, products or technologies. Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. We may also have to, or we may choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our security holders. In addition, our results of operations may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired businesses, products, technologies or personnel with existing operations, we may not receive the intended benefits of the acquisitions.

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

The use of a staggered Board of Directors, the ability to issue “blank check” preferred stock, and the adoption of stockholder rights plans are traditional anti-takeover measures. These provisions in our charter documents make it difficult for a majority stockholder to gain control of the Board of Directors and of our company. These provisions may be beneficial to our management and our Board of Directors in a hostile tender offer and may have an adverse impact on stockholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of our Board of Directors.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of August 1, 2007, there were 34,870,344 shares of common stock issued and 30,870,344 outstanding. All of our outstanding shares are freely transferable without restriction or further registration under the Securities Act.

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

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition, and prevent us from fulfilling our obligations under the notes.

We have a substantial level of debt. As of June 30, 2007, we had approximately $90.5 million of indebtedness outstanding (including related accrued interest). The level and nature of our indebtedness, among other things, could:

•       make it difficult for us to make payments on our debt outstanding from time to time or to refinance it;

•       make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•       limit our flexibility in planning for or reacting to changes in our business;

•       reduce funds available for use in our operations, as we will be required to use a portion of our cash for the payment of any principal or interest due on our outstanding indebtedness;

•       make us more vulnerable in the event of a downturn in our business;

•       place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources;

•       increase the impact to us of negative changes in general economic and industry conditions, as compared to less leveraged competitors; or

•       impair our ability to merge or otherwise affect the sale of the company due to the right of the holders of certain of our indebtedness to accelerate the maturity date of the indebtedness in the event of a change of control of the company.

If we do not grow our revenues, we could have difficulty making required payments on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance, which may affect our ability to make principal and interest payments on our indebtedness. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

•       seek additional financing in the debt or equity markets, and the documentation governing any future financing may contain covenants that limit or restrict our strategic, operating or financing activities;

•       refinance or restructure all or a portion of our indebtedness;

•       sell selected assets;

•       reduce or delay planned capital expenditures; or

•       reduce or delay planned research and development expenditures.

These measures might not be sufficient to enable us to service our indebtedness. In addition, any financing, refinancing or sale of assets might not be available, or available on economically favorable terms

The price of our common stock has in the past and may in the future fluctuate significantly, which may make it difficult for holders of our common stock to sell our common stock when desired or at attractive prices.

From January 1, 2006 until June 1, 2007, the per share closing price of our common stock ranged from $1.76 to $5.00 per share. During 2005, the per share closing price of our common stock ranged from $1.05 to $8.05 per share. The value of our common stock may decline regardless of our operating performance or prospects. The market price of our common stock is subject to significant fluctuations in response to the factors in this section and other factors, including:

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

In addition, in recent years, the stock market in general, and the market for life sciences companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. The current class and derivative action suits or a future securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

The notes we are proposing to issue will dilute the ownership interests of existing stockholders.

Assuming we are successful in completing the offerings discussed under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern,” the conversion of some or all of the notes proposed to be offered and/or exchanged will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes proposed to be offered and/or exchanged may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

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

ISOLAGEN, INC.

Date: August 7, 2007	By: /s/ Declan Daly
Declan Daly, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)