Form 10-Q
period 2007-09-30
ISOLAGEN INC
filed 2007-11-05
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

☐ Yes ☒ No

As of October 29, 2007, issuer had 41,639,657 shares of issued and 37,639,657 shares outstanding common stock, par value $0.001.

TABLE OF CONTENTS

		PAGE

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2007 (unaudited) and December 31, 2006 (unaudited)	1

	Consolidated Statements of Operations Three months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	2

	Consolidated Statements of Operations Nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited) and cumulative period from inception to September 30, 2007 (unaudited)	3

	Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss From inception to September 30, 2007 (unaudited)	4

	Consolidated Statements of Cash Flows Nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited) and cumulative period from inception to September 30, 2007 (unaudited)	13

	Notes to Unaudited Consolidated Financial Statements	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	54

Part II.	Other Information

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	57

Item 6.	Exhibits	58

PART I - FINANCIAL INFORMATION

Isolagen, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$23,351,762	$31,783,545
Restricted cash	720,045	1,483,197
Accounts receivable, net of allowance for doubtful accounts of $18,041 and $0, respectively	226,252	81,502
Inventory	700,798	181,865
Other receivables	1,709	357
Prepaid expenses	347,840	860,244
Current assets of discontinued operations	30,699	739,009
Total current assets	25,379,105	35,129,719
Property and equipment, net of accumulated depreciation and amortization of $2,636,217 and $1,816,125, respectively	3,555,444	4,331,605
Intangible assets, net of amortization of $626,926 and $381,795, respectively	4,691,374	4,936,505
Other assets, net of amortization of $2,185,279 and $1,623,352, respectively	1,634,364	2,204,685
Assets of discontinued operations held for sale	11,003,373	10,503,234
Other long-term assets of discontinued operations	95,218	181,127
Total assets	$46,358,878	$57,286,875

Liabilities, Minority Interests and Shareholders’ Deficit
Current liabilities:
Accounts payable	$758,569	$886,598
Accrued expenses	4,529,045	2,891,462
Current liabilities of discontinued operations	210,300	1,863,857
Total current liabilities	5,497,914	5,641,917
Long term debt	90,000,000	90,000,000
Other long term liabilities of continuing operations	1,170,345	999,940
Long term liabilities of discontinued operations	171,655	164,227
Total liabilities	96,839,914	96,806,084
Commitments and contingencies (see Note 7)
Minority interests	1,821,527	2,104,373

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, which includes series C junior participating preferred stock, 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	41,640	34,363
Additional paid-in capital	128,829,716	111,516,561
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive income (loss)	353,850	(127,462)
Accumulated deficit during development stage	(155,553,769)	(127,073,044)
Total shareholders’ deficit	(52,302,563)	(41,623,582)
Total liabilities, minority interests and shareholders’ deficit	$46,358,878	$57,286,875

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenue
Product sales	$331,115	$141,428
License fees	—	—
Total revenue	331,115	141,428
Cost of sales	158,096	72,444
Gross profit	173,019	68,984

Selling, general and administrative expenses	4,010,119	2,703,843
Research and development	3,093,187	1,843,974
Operating loss	(6,930,287)	(4,478,833)
Other income (expense)
Interest income	193,370	551,340
Interest expense	(974,810)	(974,810)
Minority interest	41,365	27,839
Loss from continuing operations	(7,670,362)	(4,874,464)
Loss from discontinued operations, net of tax	(128,111)	(1,797,416)
Net loss	$(7,798,473)	$(6,671,880)

Per share information:
Loss from continuing operations—basic and diluted	$(0.23)	$(0.16)
Loss from discontinued operations—basic and diluted	—	(0.06)
Net loss per common share—basic and diluted	$(0.23)	$(0.22)
Weighted average number of basic and diluted common shares outstanding	33,893,072	30,342,866

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from December 28, 1995 (date of inception) to September 30,
	2007	2006	2007
Revenue
Product sales	$991,452	$141,428	$2,765,955
License fees	—	—	260,000
Total revenue	991,452	141,428	3,025,955
Cost of sales	474,556	72,444	1,071,212
Gross profit	516,896	68,984	1,954,743

Selling, general and administrative expenses	16,053,949	8,760,278	63,469,171
Research and development	9,554,290	6,442,360	40,244,986
Operating loss	(25,091,343)	(15,133,654)	(101,759,414)
Other income (expense)
Interest income	727,052	1,812,573	6,633,567
Other income	65,138	—	237,581
Interest expense	(2,924,429)	(2,924,430)	(11,684,031)
Minority interest	282,846	27,839	360,978
Loss from continuing operations before income taxes	(26,940,736)	(16,217,672)	(106,211,319)
Income tax benefit	—	—	190,754
Loss from continuing operations	(26,940,736)	(16,217,672)	(106,020,565)
Loss from discontinued operations, net of tax	(1,539,989)	(8,503,373)	(36,519,519)
Net loss	(28,480,725)	(24,721,045)	(142,540,084)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Net loss attributable to common shareholders	$(28,480,725)	$(24,721,045)	$(155,553,769)
Per share information:
Loss from continuing operations—basic and diluted	$(0.85)	$(0.54)	$(7.41)
Loss from discontinued operations—basic and diluted	(0.05)	(0.28)	(2.55)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.80)
Preferred stock dividends	—	—	(0.11)
Net loss per common share—basic and diluted	$(0.90)	$(0.82)	$(10.87)
Weighted average number of basic and diluted common shares outstanding	31,561,344	30,291,607	14,310,868

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)
Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for Services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for Services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)
Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)
Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)
Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for Services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for Services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)
Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)
Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)
Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into Common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into Common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)
Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income	Development Stage	Equity (Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)
Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income (Loss)	Development Stage	Equity (Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)
Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income (Loss)	Development Stage	Equity (Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	96,177
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	25,627
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	156,900
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	34,772
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(35,821,406)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	657,182
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(35,164,224)

Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$(41,623,582)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Number of Shares	Amount	Comprehensive Income (Loss)	Development Stage	Equity (Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	23,100

Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	39,981
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	3,166

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(28,480,725)	(28,480,725)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	481,312	—	481,312

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(27,999,413)

Balance 9/30/07	—	$—	—	$—	41,639,657	$41,640	$128,829,716	4,000,000	$(25,974,000)	$353,850	$(155,553,769)	$(52,302,563)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,		Cumulative Period from December 28, 1995 (date of inception) to September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(28,480,725)	$(24,721,045)	$(142,540,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Expense related to equity awards	2,647,694	1,038,732	7,514,034
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	1,127,949	1,612,180	7,337,858
Provision for doubtful accounts	11,732	61,054	330,047
Amortization of debt issue costs	561,929	561,930	2,185,281
Amortization of debt discounts on investments	—	—	(508,983)
Loss on disposal or impairment of property and equipment	20,803	718,405	4,570,034
Foreign exchange gain on substantial liquidation of foreign entity	—	—	(133,851)
Minority interest	(282,846)	(27,838)	(360,978)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (Increase) in restricted cash	763,152	719,630	(720,045)
Decrease (increase) in accounts receivable	(94,111)	875,239	(63,303)
Decrease in other receivables	291,914	32,168	171,478
Decrease (increase) in inventory	(425,457)	129,162	(628,034)
Decrease (increase) in prepaid expenses	773,182	588,189	(316,426)
Decrease (increase) in other assets	99,551	(13,248)	117,906
Increase (decrease) in accounts payable	(563,465)	(942,579)	629,627
Increase (decrease) in accrued expenses and other liabilities	887,472	(65,128)	4,500,942
Decrease in deferred revenue	(317,008)	(1,251,013)	(18,462)
Net cash used in operating activities	(22,978,234)	(20,684,162)	(117,177,403)
Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	(2,009,841)	(2,009,841)
Purchase of property and equipment	(126,460)	(1,031,991)	(25,423,755)
Proceeds from the sale of property and equipment	925	6,595	41,820
Purchase of investments	—	(2,700,000)	(152,998,313)
Proceeds from sales and maturities of investments	—	25,700,000	153,507,000
Net cash provided by (used in) investing activities	(125,535)	19,964,763	(26,883,089)
Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	14,672,737	173,400	93,753,857
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)
Net cash provided by financing activities	14,672,737	173,400	167,326,996
Effect of exchange rate changes on cash balances	(751)	(65,326)	85,258
Net increase (decrease) in cash and cash equivalents	(8,431,783)	(611,325)	23,351,762
Cash and cash equivalents, beginning of period	31,783,545	41,554,203	—
Cash and cash equivalents, end of period	$23,351,762	$40,942,878	$23,351,762

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,575,000	$1,575,000	$7,990,283
Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$11,423,824
Preferred stock dividend	—	—	1,589,861
Uncompensated contribution of services	—	—	755,556
Common stock issued for intangible assets	—	—	540,000
Equipment acquired through capital lease	$—	$—	$167,154

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Report of Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on August 14, 2007. That Form 8-K/A contained financial information which had been retrospectively adjusted from the information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to reflect the treatment of the United Kingdom, Switzerland and Australian operations as discontinued operations (see Note 4). Specifically retrospectively adjusted in the Form 8-K/A filed on August 14, 2007 were the Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and the Company’s consolidated financial statements.

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

During 2006, 2005 and 2004, the Company sold its aesthetic product primarily in the United Kingdom. However, during the fourth quarter of fiscal 2006, the Company decided to close the United Kingdom operation. The Company completed the closure of the United Kingdom operation on March 31, 2007, and as of March 31, 2007, the United Kingdom, Swiss and Australian operations were presented as discontinued operations for all periods presented, as more fully discussed in Note 4.

Through September 30, 2007, the Company has been primarily engaged in developing its initial product technology and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2008. The Company expects to finance its operations primarily through its existing cash and any future financing. However, as described in Note 2, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to operate profitably is largely contingent upon its success in obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. The Company will be required to obtain additional capital in the future to continue and expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations would be negatively impacted.

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

The consolidated financial statements presented include Isolagen, Inc., its wholly-owned subsidiaries and its majority-owned subsidiary. All significant intercompany transactions and balances have been eliminated. Isolagen Technologies was, for accounting purposes, the surviving entity of the Merger, and accordingly for the periods prior to the Merger, the financial statements reflect the financial position, results of operations and cash flows of Isolagen Technologies. The operations and cash flows of AFH and Gemini are included in the unaudited, cumulative consolidated statements of operations and cash flows from August 10, 2001 onward.

The consolidated financial statements included herein as of September 30, 2007, and for each of the three and nine months ended September 30, 2007 and 2006, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods discussed above. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results which will be realized for the year ending December 31, 2007.

Unless the context requires otherwise, the “Company” refers to Isolagen, Inc. and all of its consolidated subsidiaries, “Isolagen” refers to Isolagen, Isolagen Technologies, Isolagen Europe, Isolagen Australia and Isolagen Switzerland, and “Agera” refers to Agera Laboratories, Inc.

Note 2—Going Concern

At September 30, 2007 and December 31, 2006, the Company had cash, cash equivalents and restricted cash of $24.1 million and $33.3 million, respectively. The Company believes that its existing capital resources are adequate to finance its operations through at least June 30, 2008. The Company estimates that it will require additional cash resources during the third quarter of 2008 based upon its current operating plan and condition. This estimate excludes any proceeds that would be realized upon the sale of the Swiss corporate campus (see further discussion below and at Note 3).

Through September 30, 2007, the Company has been primarily engaged in developing its initial product technology and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2008. The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to operate profitably is largely contingent upon its success in obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. The Company will be required to obtain additional capital in the future to continue and expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on satisfactory terms, the Company’s operations would be negatively impacted.

The Company filed a shelf registration statement on Form S-3 during June 2007, which was subsequently declared effective by the SEC. The shelf registration allowed the Company the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. In August 2007, the Company sold under this shelf registration statement 6,746,646 shares of common stock to institutional investors, raising proceeds of $13.8 million, net of offering costs. The Company may offer and sell up to an additional $36.2 of common stock pursuant to this shelf registration.

The Company’s ability to complete additional offerings, including any additional offerings under its shelf registration statement, is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. The Company’s ability to commence an offering may be dependent on its ability to complete the registration process, which is subject to the SEC’s regulatory calendar, as well as the Company’s ability to timely respond to any SEC comments that have been or may be issued. The Company is also continuing its efforts to sell its Swiss corporate campus (see Note 3). The Company will add any proceeds from the sale of the Swiss corporate campus to its working capital, which would partially alleviate the Company’s need to obtain financing from other sources. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern, and the Company’s ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital prior to or during the third quarter of 2008. If the Company is unable to obtain additional sufficient funds during this time, the Company will be required to terminate or delay its efforts to obtain regulatory approval of one, more than one, or all of its product candidates, curtail or delay the implementation of manufacturing process improvements and/or delay the expansion of its sales and marketing capabilities. Any of these actions would have an adverse affect on the Company’s operations, the realization of its assets and the timely satisfaction of its liabilities. The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.

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

Balances of related after-tax components comprising accumulated other comprehensive income included in shareholders’ equity at September 30, 2007 and December 31, 2006 are related to foreign currency translation adjustments. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity is removed from the separate component of equity and is reported as gain or loss for the period during which the sale or liquidation occurs.

Statement of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At September 30, 2007 and December 31, 2006, the Company had $0.7 million and $1.5 million of cash restricted for the payment of its Exton, Pennsylvania facility lease.

Concentration of credit risk

The Company maintains its cash primarily with major U.S. domestic banks. The amounts held in these banks generally exceed the insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company invests its cash equivalent funds primarily in U.S. government securities.

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

Inventory

Inventory of Agera consists of packaging components and finished goods. Agera purchases its packaging components from a third-party, and its final finished goods inventory is purchased from a contract manufacturer. As such, Agera does not maintain work in progress inventory. Agera accounts for its inventory on the first-in-first-out method.

Assets of discontinued operations held for sale

In April 2005, the Company acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. The Company subsequently spent approximately $1.8 million on the first phase of a renovation. In April 2006, management decided to place the corporate campus on the market for sale in order to conserve capital. The Company commenced its selling efforts during June of 2006. As of September 30, 2007, the net book value of the corporate campus was $10.8 million, reflecting management’s estimate of the realizable value of the corporate campus. The corporate campus is included in assets of discontinued operations held for sale on the consolidated balance sheets for all periods presented.

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

In March 2007, the Company completed the closing of its United Kingdom manufacturing facility. As described in Note 4, the Company recorded a fixed asset impairment charge related to its United Kingdom operation of $1.4 million during the fourth quarter of 2006, which is included in loss from discontinued operations in the cumulative consolidated statement of operations. The carrying value of the impaired United Kingdom fixed assets is less than $0.2 million at September 30, 2007, reflecting management’s estimate of realizable value. The United Kingdom fixed assets are included in assets of discontinued operations held for sale on the accompanying consolidated balance sheets for all periods presented (see Note 4 for further discussion of the Company’s discontinued operations).

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

Intangible assets are comprised as follows:

	September 30,	December 31,
	2007	2006
Proprietary formulations	$3,101,100	$3,101,100
Trademarks	1,511,400	1,511,400
Other intangibles	705,800	705,800
	5,318,300	5,318,300
Less: Accumulated amortization	(626,926)	(381,795)
Intangible assets, net	$4,691,374	$4,936,505

Debt Issue Costs

The costs incurred in issuing the Company’s 3.5% convertible subordinated notes, including placement agent fees, legal and accounting costs and other direct costs are included in other assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $1.6 million at September 30, 2007 and approximately $2.1 million at December 31, 2006 and were included in other assets, net, in the accompanying consolidated balance sheets.

The Company filed registration statements on Form S-3 and Form S-4 (the “Combined Registration Statements”) during July 2007. The Combined Registration Statements related to (1) a proposed exchange offer of new 3.5% convertible senior notes due 2024 to the holders of the currently outstanding $90 million, in principal amount, 3.5% convertible subordinated notes due 2024 and (2) a proposed offer to the public of an additional $30 million, in principal amount, of new 3.5% convertible senior notes due 2024. In August, 2007 the Company decided not to proceed with the offerings covered by the Combined Registration Statements, and the Combined Registration Statements were subsequently withdrawn by the Company in August 2007 prior to being declared effective by the SEC. During the nine months ended September 30, 2007, the Company incurred $0.8 million of costs related to the Combined Registration Statements. As a result of the Company’s withdrawal of the Combined Registration Statements in August 2007, such $0.8 million of costs were expensed and are included in selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2007.

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

Discontinued operations: The Isolagen Therapy was administered, in the United Kingdom, to each patient using a recommended regimen of injections. Due to the short shelf life, each injection is cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The Company believes each injection had stand alone value to the patient. The Company invoiced the attending physician when the physician sent his or her patient’s tissue sample to the Company which created a contractual arrangement between the Company and the medical professional. The amount invoiced varied directly with the dose and number of injections requested. Generally, orders were paid in advance by the physician prior to the first injection. There was no performance provision under any arrangement with any physician, and there is no right to refund or returns for unused injections

As a result, the Company believes that the requirements of SAB 104 were met as each injection was shipped, as the risk of loss transferred to our physician customer at that time, the fee was fixed and determinable and collection was reasonably assured. Advance payments were deferred until shipment of the injection(s). The amount of the revenue deferred represented the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. If the physician discontinued the regimen prematurely, all remaining deferred revenue was recognized. Since the closure of the United Kingdom operation on March 31, 2007, Isolagen Therapy has only been administered in connection with clinical trials, and as such, has had no associated revenue earned or recognized after that date.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of September 30, 2007, the Company has no accrued interest related to uncertain tax positions.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At the adoption date of January 1, 2007, we had $40.4 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, the Company has $50.7 million of unrecognized tax benefits, the large majority of which relates to loss carryforwards for which we have provided a full valuation allowance. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

At September 30, 2007, options and warrants to purchase 8.8 million shares of common stock at exercise prices ranging from $1.50 to $9.81 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

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

	Three Months Ended September 30,
	2007	2006
Net loss	$(7,798,473)	$(6,671,880)
Other comprehensive income (loss), foreign currency translation adjustment	574,167	(51,286)
Comprehensive loss	$(7,224,306)	$(6,723,166)

	Nine Months Ended September 30,
	2007	2006
Net loss	$(28,480,725)	$(24,721,045)
Other comprehensive income (loss), foreign currency translation adjustment	481,312	434,117
Comprehensive loss	$(27,999,413)	$(24,286,928)

Fair Value of Financial Instruments

The Company’s primary financial instruments consist of accounts receivable, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s convertible subordinated debentures were quoted at approximately 80% and 73% of par value at September 30, 2007 and December 31, 2006, respectively. Accordingly, the fair value of our convertible subordinated debentures was approximately $72.0 million and $65.7 million at September 30, 2007 and December 31, 2006, respectively.

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

On March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of September 30, 2007, the remaining lease obligation approximated $0.5 million. The administrative site lease expired April 2007. As of September 30, 2007, fixed assets of less than $0.2 million related to the United Kingdom operations are reflected as assets held for sale of discontinued operations on the consolidated balance sheet.

The assets, liabilities and results of operations of the United Kingdom, Switzerland and Australian operations are reflected as discontinued operations in the accompanying consolidated financial statements. All prior period information has been restated to reflect the presentation of discontinued operations.

The following sets forth the components of assets and liabilities of discontinued operations as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(in millions)	2007	2006
Inventory	$—	$0.1
Value-added tax refund due	—	0.3
Other current assets	—	0.3
Total current assets	—	0.7
Assets held for sale	11.0	10.5
Long term assets	0.1	0.2
Total assets	$11.1	$11.4

Accounts payable	$0.0	$0.5
Accrued expenses and other current liabilities	0.2	1.4
Total current liabilities	0.2	1.9
Long term liabilities	0.2	0.1
Total liabilities	$0.4	$2.0

The following sets forth the results of operations of discontinued operations for the three months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,
(in millions)	2007	2006
Net revenue	$—	$1.4
Gross loss	—	(0.3)
Operating loss	(0.2)	(1.9)
Other income	0.1	0.1
Loss from discontinued operations	$(0.1)	$(1.8)

The following sets forth the results of operations of discontinued operations for the nine months ended September 30, 2007 and September 30, 2006:

	Nine Months Ended September 30,
(in millions)	2007	2006
Net revenue	$0.2	$4.8
Gross loss	(0.3)	(0.8)
Operating loss	(1.7)	(8.8)
Other income	0.2	0.3

Loss from discontinued operations	$(1.5)	$(8.5)

In addition to the results of operations of discontinued operations set forth above, the following sets forth information about the major components of the United Kingdom operation exit costs incurred through September 30, 2007:

	Costs Incurred,
	Nine Months Ended	Cumulative Costs
	September 30, 2007	Incurred to Date
Employee severance	$183,222	$467,318
Fixed asset impairment	—	1,445,647

Total	$183,222	$1,912,965

The following sets forth information about the changes in the United Kingdom accrued exit costs for the nine months ended September 30, 2007:

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	January 1, 2007	to Expense	or Settled	September 30, 2007
Employee severance	$284,096	$183,222	$467,318	$—
Total	$284,096	$183,222	$467,318	$—

Excluding the manufacturing lease, which expires in February 2010 unless terminated sooner, it is expected that the majority of all remaining costs to be incurred will be recognized during 2007. However, no assurances can be given with respect to the total cost of closing the United Kingdom operation or the timing of such costs. The Company believes that the amount of all future charges associated with the United Kingdom operation shutdown, such as potential lease exit costs and professional fees, among other items, cannot be precisely estimated at this time. However, as of September 30, 2007, remaining future charges are expected to be approximately $0.6 million (both before and after tax), including $0.5 million of remaining lease obligations, but excluding potential claims or contingencies unknown or which cannot be estimated at this time.

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

The Company paid $2.7 million in cash to acquire the 57% interest in Agera and in connection with the acquisition contributed $0.3 million to the working capital of Agera. Included in the purchase price was an option to acquire an additional 8% of Agera’s outstanding common shares for an exercise price of $0.5 million in cash. This option expired unexercised in February 2007. In addition, the acquisition agreement includes future contingent payments up to a maximum of $8.0 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due the selling shareholder in future periods. No amounts have yet been paid with respect to the additional purchase price.

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

	Three months ended,	Nine months ended,
(in millions, except per share data)	September 30, 2006	September 30, 2006
Pro forma revenue	$0.3	$0.9
Pro forma net loss	(6.7)	(24.6)
Pro forma basic and diluted loss per share	$(0.22)	$(0.81)

Note 6—Available-for-Sale Investments

The Company had no available-for-sale investments at September 30, 2007 or December 31, 2006, and as such, there were no sales of available-for-sale marketable debt securities during the three and nine months ended September 30, 2007. Proceeds from the sale of available-for-sale marketable debt securities were $9.0 million and $25.7 million for the three and nine months ended September 30, 2006, respectively. No realized gains and losses (based on specific identification) were included in the results of operations upon those sales.

Note 7—Commitments and Contingencies

Federal Securities Litigation

The Company and certain of its current and former officers and directors are defendants in class action cases pending in the United States District Court for the Eastern District of Pennsylvania.

In August 2005 and September 2005, various lawsuits were filed alleging securities fraud and asserting claims on behalf of a putative class of purchasers of publicly traded Isolagen securities between March 3, 2004 and August 1, 2005. These lawsuits were Elliot Liff v. Isolagen, Inc. et al., C.A. No. H-05-2887, filed in the United States District Court for the Southern District of Texas; Michael Cummiskey v. Isolagen, Inc. et al., C.A. No. 05-cv-03105, filed in the United States District Court for the Southern District of Texas; Ronald A. Gargiulo v. Isolagen, Inc. et al., C.A. No. 05-cv-4983, filed in the United States District Court for the Eastern District of Pennsylvania, and Gregory J. Newman v. Frank M. DeLape, et al., C.A. No. 05-cv-5090, filed in the United States District Court for the Eastern District of Pennsylvania.

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

On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005. The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors. The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities. The complaint also purports to assert claims against CIBC World Markets Corp., Legg Mason Wood Walker, Inc., Canaccord Adams, Inc. and UBS Securities LLC as underwriters in connection with an April 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes. On November 1, 2006, the defendants moved to dismiss the complaint. On September 26, 2007, the court denied the Company’s motions to dismiss the complaint, and the Company expects the parties will commence discovery shortly.

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

The Company has received requests for reimbursement of costs of defense of approximately $0.3 million from Mr. Jeffrey Tomz, the Company’s former Chief Financial Officer, who is named as a defendant in the litigation described above. The Company and Mr. Tomz have a dispute with respect to the Company’s indemnification obligations to Mr. Tomz. The Company’s view is that under its separation agreement with Mr. Tomz it owes Mr. Tomz only those benefits required to be provided to a former officer under Delaware law. Mr. Tomz’ view apparently is that the Company owes him more than the minimum required by Delaware law and is obliged to advance his costs of defense. In the event of a final adjudication of a matter in which Mr. Tomz is a defendant, the Company will be obliged to reimburse Mr. Tomz for the cost of defense, provided that he was successful, he acted in good faith in the circumstances underlying the case, and that his legal expenses are reasonable and are documented in a manner proscribed by the Delaware courts. As previously disclosed, a final determination in favor of all of the defendants, including Mr. Tomz, has been made in one of the derivative actions filed against certain current and former officers and directors, the Fordyce case. In the event that Mr. Tomz is able to satisfy the standards described above for reimbursement of his legal defense costs incurred in connection with the Fordyce case, the Company will be obligated to pay them. To date the Company has not reimbursed any of Mr. Tomz’ defense costs, and it has recorded no charge in its consolidated statements of operation other than a reserve of approximately $20,000 in connection with the Fordyce case.

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

On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale petition. The plaintiff filed an amended petition on February 15, 2006, to which the defendants renewed their special exceptions. On September 6, 2006, the Court granted the special exceptions and permitted the plaintiff thirty days to attempt to replead. Thereafter the plaintiff moved the Court for an order compelling discovery, which the Court denied on October 2, 2006. On October 18, 2006, the Court entered an order explaining its grounds for granting the special exceptions. On November 3, 2006, the plaintiff filed a second amended petition. On February 8, 2007, the Company filed its answer and special exceptions to the second amended petition. On August 9, 2007, the Court granted the special exceptions and dismissed the second amended petition with prejudice. On September 4, 2007, the plaintiff moved for reconsideration of the dismissal with prejudice of the second amended petition, for a new trial, and for leave to further amend the petition, and the defendants opposed that motion on September 20, 2007. On October 23, 2007, that motion was deemed denied by operation of law because the court had not acted on it by that date.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion. On January 24, 2007, the court denied the plaintiff’s motion to file a second amended complaint, and on April 10, 2007 the court granted the defendants’ motion to dismiss and dismissed the amended complaint without prejudice. On May 9, 2007, plaintiff filed a notice of appeal from the January 24, 2007 order denying plaintiff’s motion to file a second amended complaint, and from the April 10, 2007 order dismissing plaintiff’s amended complaint without prejudice. The parties are currently briefing the plaintiff’s appeal.

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

On October 17, 2007, a purported shareholder named Mr. Ronald Beattie sent a letter to the Company’s chairman and Chief Executive Officer demanding that the Company take action against the former officers and directors named as defendants in the derivative actions described above for purportedly wrongful acts materially identical to those alleged in the derivative actions described above, and declaring he will file a shareholder derivative action if the Company does not commence an action on its own behalf within a reasonable time. The Company has not yet responded to this letter.

Dispute with Former President and Member of the Board of Directors

On March 16, 2007, the Company disclosed in its Form 10-K for the year ended December 31, 2006 (the “Form 10-K”), that the Company and Susan Ciallella had reached an understanding pursuant to which Ms. Ciallella would resign from the Company in all capacities. The understanding, which was described in the Form 10-K, was subject to the negotiation and execution of a definitive agreement. On May 10, 2007, the Company disclosed in its Form 10-Q for the quarter ended March 31, 2007, that no such definitive agreement had been concluded with Ms. Ciallella, and that Ms. Ciallella was asserting claims against the Company in connection with her separation from the Company. On June 8, 2007, the Company and Ms. Ciallella participated in a voluntary mediation before a former federal judge. Upon conclusion of the mediation, the Company and Ms. Ciallella entered into a Settlement Agreement and Release (the “Settlement Agreement”) pursuant to which the parties agreed to settle and resolve all claims that Ms. Ciallella may have against the Company as well as all aspects of Ms. Ciallella’s separation from the Company. The Settlement Agreement provided Ms. Ciallella the following:

(i) severance payments as follows: (a) $450,000, which was paid by June 2007; (b) $240,000 paid on September 17, 2007; and (c) $40,000 per month to be paid each month beginning October 17, 2007 through July 15, 2008 with a $20,000 payment to be made on July 30, 2008;

(ii) $1,745,000, which was paid during June 2007 in satisfaction and settlement of Ms. Ciallella’s legal claims relating to her termination;

(iii) $5,000 paid during June 2007 in connection with Ms. Ciallella’s release of claims under the Age Discrimination in Employment Act;

(iv) $159,245 paid during June 2007 for the reimbursement of Ms. Ciallella’s legal fees in connection with the negotiation and execution of the Settlement Agreement;

(v) $198,950 related to Ms. Ciallella’s legal support services to be provided to the Company, of which approximately $55,000 had been paid as of September 30;

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

During the three months ended March 31, 2007, the Company recorded termination costs aggregating $2.6 million to reflect the March 16, 2007 understanding between the parties, which were included in selling, general, and administrative expenses. As a result of the June 2007 Settlement Agreement, during the three months ended June 30, 2007 the Company recorded an additional $2.0 million of termination costs, which are also included in selling, general, and administrative expenses. No such expenses were incurred during the three months ended September 30, 2007. Accordingly, during the nine months ended September 30, 2007, the Company recorded total termination costs of approximately $4.6 million, as follows:

	Three months ended,	Three months ended,
(in millions)	March 31, 2007	June 30, 2007	Total
Salary and severance	$1.2	$1.6	$2.8
Consulting fee	0.3	(0.1)	0.2
Legal fee reimbursement to Ms. Ciallella	—	0.2	0.2
Company legal fees	—	0.3	0.3
Stock option modifications (see Note 8)	1.1	—	1.1
	$2.6	$2.0	$4.6

Of the $0.3 million of Company legal fees discussed above, approximately $133,000 related to the Board of Directors’ Special Committee legal counsel retained in connection with the Ciallella matter and was paid directly by the Company. Less than $10,000 related to the legal fees of one the Company’s Board members in connection with the Ciallella matter was paid directly by the Company. Also, less than $10,000 related to the legal fees of our Chief Executive Officer in connection with the Ciallella matter was paid directly by the Company. The Company is pursuing reimbursement of the amounts paid in excess of Ms. Ciallella’s contractual severance, plus defense costs, from its insurance carriers. There can be, however, no assurance that there will be a recovery or if there is, of the amount thereof. As of September 30, 2007, $0.6 million remains due to Ms. Ciallella and is recorded in accrued expenses on the consolidated balance sheet.

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

During the year ended December 31, 2006, payments to patients and retreatments reduced the accrual by $0.6 million. During the three months ended March 31, 2007 and June 30, 2007, payments and retreatments to patients reduced the accrual by approximately $0.1 million and $0.0 million, respectively. As of September 30, 2007, the accrual, which is included in current liabilities of discontinued operations in the consolidated balance sheet, was $0.1 million. The estimates related to this liability may change in future periods and the effects of any changes will be accounted for in the period in which the estimate changes.

Subsequent to the Company’s public announcement regarding the closure of the United Kingdom operation, the Company received negative publicity and negative correspondence from former patients in the United Kingdom that previously received our treatment. To date, no legal court actions have been brought against the Company since the closure of the United Kingdom operation, and no provision has been recorded in the consolidated financial statements other than that discussed in the preceding paragraph.

Other Litigation

The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other matters, management currently believes that the results will not have a material impact on the Company’s financial statements.

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

The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $0.5 million and $0.4 million of compensation expense, net of tax, during the three months ended September 30, 2007 and September 30, 2006, respectively, for stock option awards made to employees and directors, based on the estimated fair values at the grant dates of the awards. The Company recorded $1.4 million and $0.8 million of compensation expense, net of tax, during the nine months ended September 30, 2007 and September 30, 2006, respectively, for stock option awards made to employees and directors, based on the estimated fair values at the grant dates of the awards. Further, in connection with the separation agreement with the Company’s former President and related modification of the former President’s stock options (see Note 7), the Company recorded $1.1 million in stock option modification expense during the three months ended March 31, 2007, as discussed further below.

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $1.91 and $1.35 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006
Expected life (years)	4.0 years	5.5 years
Interest rate	4.9%	4.9%
Dividend yield	—	—
Volatility	76%	80%

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

There were 16,666 stock options exercised during the nine months ended September 30, 2007, resulting in cash proceeds to the Company of approximately $26,265. The options exercised had an intrinsic value of $17,133. There were 86,000 stock options exercised during the nine months ended September 30, 2006, resulting in cash proceeds to the Company of $0.2 million. The options exercised had an intrinsic value of $0.2 million. A summary of option activity for the nine months ended September 30, 2007 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	10,474,833	$4.17
Nine months ended September 30, 2007:
Granted	687,500	3.26
Exercised	(16,666)	1.58
Forfeited	(2,508,334)	5.75
Outstanding at September 30, 2007	8,637,333	3.65	5.43	$2,988,670
Options exercisable at September 30, 2007	5,526,328	$4.38	4.58	$1,251,236

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2007:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at January 1, 2007	3,571,089	$1.41
Granted	687,500	1.91
Vested	(1,044,250)	1.53
Forfeited	(103,334)	1.36
Non-vested at September 30, 2007	3,111,005	1.49

The total fair value of shares vested during the nine months ended September 30, 2007 and September 30, 2006 was $1.6 million and $0.8 million, respectively. As of September 30, 2007 and December 31, 2006, there were $2.6 million and $2.9 million of total unrecognized compensation cost, respectively, related to non-vested director and employee stock options which vest over time. That remaining cost at September 30, 2007 is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2007 and December 31, 2006, there was $1.1 million and $1.5 million, respectively, of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.

2001 Stock Option and Stock Appreciation Rights Plan

Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of September 30, 2007, there were 2,639,000 options outstanding under the Stock Plan and 1,735,334 options available to be issued under the Stock Plan.

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

During the three months ended June 30, 2007, the Company issued, under the 2001 Stock Plan, 140,000 options to three employees, with exercise prices ranging from $4.20 to $4.55 and with contractual lives of 5 years. During the three months ended June 30, 2006, the Company issued, under the 2001 Stock Plan, (1) a total of 91,500 options to eight employees to purchase its common stock at exercise prices ranging from $1.89 to $2.06 per share, which have a five year maximum contractual life and which vest annually over a three year period from the date of grant, (2) 160,000 options to purchase its common stock with an exercise price of $1.89 per share to the Company’s President, which have a ten year maximum contractual life and which originally vested each fiscal quarter end over a three year period from the date of grant (and which were subsequently modified and fully vested in March 2007, as discussed below) and (3) 50,000 options to purchase its common stock with an exercise price of $1.89 per share to a non-employee service provider, which have a five year maximum contractual life and which fully vested after one year from the date of grant.

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

During the three months ended September 30, 2007, the Company issued, under the 2001 Stock Plan, (1) a total of 102,500 options to four employees with an exercise price of $3.38 per share, which have a five year maximum contractual life and which vest annually over a three year period from the date of grant and (2) a total of 50,000 performance-based options to one employee with an exercise price of $3.38 per share and which have a maximum contractual life of five years. With respect to these 50,000 performance-based stock options, no compensation expense will be recorded until the performance-based vesting event is probable of occurrence. The grant date fair value of this award was less than $0.1 million. During the three months ended September 30, 2006, the Company issued, under the 2001 Stock Plan, (1) a total of 105,000 options to three employees to purchase its common stock at exercise prices ranging from $3.70 to $3.79 per share, which have a five year maximum contractual life and which vest annually over a three year period from the date of grant, and (2) a total of 75,000 options to four independent Board of Director members to purchase its common stock at an exercise price of $3.76 per share and which have a ten year maximum contractual life. The Director options vest quarterly over one year beginning November 30, 2006.

2003 Stock Option and Stock Appreciation Rights Plan

On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of September 30, 2007, there were 2,125,000 options outstanding under the 2003 Stock Plan and 125,000 shares were available for issuance under the 2003 Stock Plan. No options were granted under the 2003 Stock Plan during the three months and nine months ended September 30, 2007 or September 30, 2006.

2005 Equity Incentive Plan

On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of September 30, 2007, there were 305,000 options outstanding and 1,712,652 shares were available for issuance under the 2005 Stock Plan. No stock options were issued under the 2005 Stock Plan during both the three and nine months ended September 30, 2007.

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

Restricted Stock

During the three months ended March 31, 2006, the Company issued 126,750 shares of restricted stock awards to various employees under the 2005 Equity Incentive Plan. The restricted common stock vested quarterly over three years, beginning on March 31, 2006 and ending on December 31, 2008. On March 31, 2006, 10,557 shares of the 126,750 shares of restricted stock vested. During the three months ended June 30, 2006, 2,752 shares of the restricted stock were cancelled due to terminations, 94,648 shares of restricted stock were cancelled in a Board approved exchange for 206,500 stock options (which were issued under the 2001 Plan) and 3,707 shares of restricted stock vested.

During the three and nine months ended September 30, 2007, respectively, 42 shares and 126 shares of restricted stock vested. As of September 30, 2007, 208 shares of unvested restricted stock were outstanding, which vest quarterly through March 31, 2009.

Other Stock Options

During both the three and nine months ended September 30, 2007, the Company did not issue any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan. During the three months ended March 31, 2006, the Company did not issue any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan.

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

As of September 30, 2007, there were 3,568,333 nonqualified stock options outstanding outside of the shareholder approved plans discussed above.

Modification of Stock Options

In connection with the separation of the Company’s President (see Note 7), the Company agreed on March 16, 2007 to modify certain of the President’s stock options such that (1) 120,000 unvested, time-based stock options would vest immediately and (2) of 400,000 performance based stock options, 100,000 would be cancelled and the remaining 300,000 would be extended such that the 300,000 options would expire 10 years from the original grant date, as opposed to expiring upon termination of employment. The 300,000 performance based stock options would continue to be subject to the same performance based vesting requirements. The 120,000 modified stock options were valued using the Black-Scholes valuation model, and resulted in $0.3 million charge to selling, general and administrative expense during the months ended March 31, 2007. The 300,000 modified performance stock options were valued using the Black-Scholes valuation model, and resulted in $0.8 million charge to selling, general and administrative expense during the months ended March 31, 2007. One other employee stock option modification resulted in less than $0.1 million charge to selling, general and administrative expense during the three months ended March 31, 2007. No stock option modifications occurred during the either the three months ended June 30, 2007 or three months ended September 30, 2007.

As discussed previously under 2001 Stock Option and Stock Appreciation Rights Plan, during the three months ended June 30, 2006, the Company modified 100,000 stock options previously granted to the former CFO of the Company during 2005, such that the options will expire five years from the date of grant, as opposed to 90 days after termination. In connection with this modification, the Company recorded a charge of $0.1 million to selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2006.

Equity Instruments Issued for Services

As of September 30, 2007, the Company had outstanding 603,600 warrants and options issued to non-employees under consulting agreements. The following sets forth certain information concerning these warrants and options:

Vested
Warrants and options outstanding	603,600
Range of exercise prices	$1.50-6.00
Weighted average exercise price	$4.17
Expiration dates	2009-2013

Expense related to these contracts was zero for the three months ended September 30, 2007 and less than $0.1 million for the three months ended September 30, 2006. Expense related to these contracts was less than $0.1 million for the nine months ended September 30, 2007 and was $0.2 million for the nine months ended September 30, 2006. The expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions for the nine months ended September 30, 2007:

Expected life (years)	4-5 Years
Interest rate	4.0-4.97%
Dividend yield	—
Volatility	71-83%

Further, there were 168,246 and 688,256 warrants outstanding as of September 30, 2007 and as of December 31, 2006, which were primarily issued in connection with past equity offerings. There were no warrants converted or forfeited during the three and nine months ended September 30, 2006.

During the three and nine months ended September 30, 2007, there were 520,010 warrants exercised. 463,370 of these warrants were exercised via cash payment of the $1.93 exercise price, and the remaining 56,640 warrants were exercised via net share exercise. In total, 492,613 shares of common stock were issued as a result of these warrants exercised and $0.9 million of cash proceeds were received by the Company in connection with the payment of the related warrant exercise price. The intrinsic value of the warrants exercised during the three and nine months ended September 30, 2007 was $1.1 million.

Note 9—Segment Information and Geographical information

Since the acquisition of Agera on August 10, 2006 (see Note 5), the Company has operated two reportable segments: Isolagen Therapy and Agera. Prior to the acquisition of Agera, the Company reported one reportable segment. The Isolagen Therapy segment specializes in the development of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. The operations of the Agera segment were not material to the three months ended September 30, 2006. The following table provides operating financial information for the Company’s two reportable segments:

	Segment
(in millions)	Isolagen Therapy	Agera	Consolidated
Three months ended September 30, 2007
External revenue	$—	$0.3	$0.3
Intersegment revenue	—	—	—
Total operating revenue	—	0.3	0.3
Cost of revenue	—	0.1	0.1
Selling, general and administrative expense	3.7	0.3	4.0
Research and development expense	3.1	—	3.1
Management fee	(0.2)	0.2	—
Total operating expenses	6.6	0.5	7.1
Operating loss	(6.6)	(0.3)	(6.9)
Interest income and other	0.2	—	0.2
Interest expense	(1.0)	—	(1.0)
Minority interest	—	—	—
Segment loss from continuing operations	$(7.4)	$(0.3)	$(7.7)

Nine months ended September 30, 2007
External revenue	$—	$1.0	1.0
Intersegment revenue	—	—	—
Total operating revenue	—	1.0	1.0
Cost of revenue	—	0.5	0.5
Selling, general and administrative expense	14.9	1.1	16.0
Research and development expense	9.6	—	9.6
Management fee	(0.5)	0.5	—
Total operating expenses	24.0	1.6	25.6
Operating loss	(24.0)	(1.1)	(25.1)
Interest income and other	0.8	—	0.8
Interest expense	(2.9)	—	(2.9)
Minority interest	—	0.3	0.3
Segment loss from continuing operations	$(26.1)	$(0.8)	$(26.9)

Supplemental information:
for the three months ended September 30, 2007:

	Segment
	Isolagen Therapy	Agera	Consolidated

Depreciation and amortization expense	0.3	0.1	0.4
Capital expenditures	—	—	—
Equity awards issued for services	0.5	—	0.5
Amortization of debt issuance costs	0.2	—	0.2
Total assets (1)	29.9	5.4	35.3
Property and equipment, net	3.6	—	3.6
Intangible assets, net	0.5	4.2	4.7

Supplemental information:
for the nine months ended September 30, 2007:

	Segment
(in millions)	Isolagen Therapy	Agera	Consolidated

Depreciation and amortization expense	0.9	0.2	1.1
Capital expenditures	0.1	—	0.1
Equity awards issued for services and equity award modifications	2.6	—	2.6
Amortization of debt issuance costs	0.6	—	0.6

(1)         Total assets on the consolidated balance sheet at September 30, 2007 are approximately $46.4 million, which includes assets of continuing operations of $35.3 million and assets of discontinued operations of $11.1 million. An intercompany receivable of $1.0 million, due from the Agera segment to the Isolagen Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen, as well as Agera working capital needs provided by Isolagen, and has been excluded from total assets of the Isolagen Therapy segment in the above table.

Geographical information concerning the Company’s operations and assets is as follows:

	Revenue Three months ended September 30,
(in millions)	2007	2006
United States	$0.1	$—
United Kingdom	0.2	0.1
Other	—	—
	$0.3	$0.1

	Revenue Nine months ended September 30,
	2007	2006
United States	$0.3	$—
United Kingdom	0.7	0.1
Other	—	—
	1.0	$0.1

	Property and Equipment, net
	September 30,	December 31,
	2007	2006
United States	$3.6	$4.3
	$3.6	$4.3

	Intangible Assets, net
	September 30,	December 31,
	2007	2006
United States	$4.7	$4.9
	$4.7	$4.9

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

•                  our ability to finance our business;

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

•                  our ability to improve our historical pricing model;

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

•                  the effect on us from adverse publicity related to our products or the Company itself;

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

•                  whether current or future amendments to our Informed Consent Forms, based on new knowledge obtained during the execution of our clinical trials or based on changes to the basic design or administration of our clinical trials, give rise to delays in our clinical study timelines; and

•                  other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2006, as well as Part II, Item 1A of our Form 10-Q for the three and six months ended June 30, 2007.

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

General

We are an aesthetic and therapeutic company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burns with a patient’s own, or autologous, fibroblast cells produced in our proprietary Isolagen Process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication utilizing the Isolagen Process is for the treatment of wrinkles and is currently in Phase III clinical development. We are in the process of initiating a Phase III study in acne scars. We also have ongoing Phase II trials in full face rejuvenation and periodontal disease and plan to initiate an additional Phase II trial for burn scars. We also develop and market an advanced skin care product line through our Agera Laboratories, Inc. subsidiary, in which we acquired a 57% interest in August 2006.

We have adopted an eight-point business strategy created by the new management team put in place in June 2006. The objectives of this business strategy are to achieve regulatory milestones, position the company and its products properly, create a commercial operations infrastructure, and exploit complementary business opportunities by:

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

Our aesthetics development programs include product candidates (1) to treat targeted areas or wrinkles, and (2) to provide full-face rejuvenation that includes the improvement of fine lines, wrinkles, skin texture and appearance. Our therapeutic development programs are designed to treat restrictive burn scars, acne scars and dental papillary recession. All of our product candidates are non-surgical and minimally invasive. Although the discussions below include estimates of when we expect trials to be completed, the prediction of when a clinical trial will complete is subject to a number of factors and uncertainties.

Aesthetic Development Programs

Wrinkles/Nasolabial Folds - Phase III Trials: In October 2006, we reached an agreement with the U.S. Food and Drug Administration, or FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. We completed enrollment of the study and commenced injection of subjects in early 2007. As we have previously disclosed, we encountered certain delays related to manufacturing and scheduling in connection with the study. We conferred with the FDA regarding these issues, and based on our findings and our dialogue with the FDA, we submitted an amendment to our study protocol and chemistry, manufacturing and control (CMC) submission. On June 1, 2007, we received approval of the amendment and the related Informed Consent Forms from the Investigational Review Board. On July 11, 2007, the FDA notified us that our proposed changes to the protocol were acceptable and within the scope of the original SPA review. We expect that injections related to this study will be completed during January 2008.

Refer to Part II, Item 1A of this Form 10-Q for an update of our risk factor “Higher than anticipated dropout rates of subjects in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.”

Full Face Rejuvenation - Phase II Trial: In March 2007 we commenced an open label (unblinded) trial of approximately 50 subjects. Injections of Isolagen Therapy began to be administered in July 2007. This trial is designed to further evaluate the safety and use of Isolagen Therapy to treat fine lines and wrinkles for the full face. All 45 remaining subjects have been enrolled and biopsied. Five investigators across the United States are participating in this trial. The subjects will receive two series of injections approximately one month apart. The subjects will be followed for six months following each subject’s last injection. We expect to complete all injections by the end of 2007.

Therapeutic Development Programs

Acne Scars - Phase III Trials: We are preparing for an acne scar Phase III trial program. This program will encompass two identical Phase III trials with approximately 120 patients in each trial. These placebo controlled trials are designed to evaluate the use of our Isolagen Therapy to correct or improve the appearance of acne scars. Each subject will serve as their own control, receiving Isolagen Therapy on one side of their face and placebo on the other. The subjects will receive three injections two weeks apart. The follow-up and evaluation period will be complete four months after each subject’s last injection. In connection with this acne scar program, we have recently developed a validated photo guide for use in the evaluators' assessment of acne study subjects. Our evaluator assessment scale and photo guide have never been utilized in a phase III trial.

A pre- Investigational New Drug application, or pre-IND, meeting with the FDA was held on March 2, 2007 to discuss our trial design to study the Isolagen Therapy for the treatment of acne scarring. Based on our discussion with the FDA, we filed an IND for a Phase III clinical trial program in July 2007 together with our protocol. In September 2007, the IND was accepted by the FDA. We have scheduled the investigator meeting for early November 2007 and expect to commence the clinical program shortly thereafter.

Restrictive Burn Scars - Phase II Trial: In January 2007, we met with the FDA to discuss our clinical program for the use of Isolagen Therapy for restrictive burn scar patients. We filed an IND for Isolagen Therapy to treat restrictive burn scars in February 2007. Based on our discussions with the FDA, we are preparing to initiate a Phase II trial to evaluate the use of Isolagen Therapy to improve range of motion, function and flexibility, among other parameters, in existing restrictive burn scars. We plan to commence this demonstration trial, of approximately 20 patients, during the fourth quarter of 2007.

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

In 2006, we commenced a Phase II open-label dental trial for the treatment of Interdental Papillary Insufficiency. This single site study includes 11 subjects and the trial is expected to be completed and the data evaluated during the first half of 2008. We are identifying a development strategy for this application.

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

On March 31, 2007, we completed the closure of the United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of September 30, 2007, the remaining lease obligation approximated $0.5 million. The administrative site lease expired in April 2007.

Excluding the manufacturing lease, which ends February 2010 unless terminated sooner, it is expected that the majority of all remaining costs to be incurred will be recorded during 2007. However, no assurances can be given with respect to the total cost of closing the United Kingdom operation or the timing of such costs. The Company believes that the amount of all future charges associated with the United Kingdom operation shutdown, such as potential lease exit costs and professional fees, among other items, cannot be precisely estimated at this time. However, as of September 30, 2007, remaining future charges are expected to be approximately $0.6 million (both before and after tax), including $0.5 million of remaining lease obligations, but excluding potential claims or contingencies unknown at this time.

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

The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. This change in accounting resulted in the recognition of compensation expense of $0.5 million and $0.4 million for three months ended September 30, 2007 and 2006, respectively, and $1.4 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively, related to our employee and director stock options. During the three months ended September 30, 2007, we granted stock options to purchase 0.2 million shares of our common stock. As of September 30, 2007, there was $2.6 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2007, there was $1.1 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.

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

Going Concern

As of September 30, 2007, we had cash, cash equivalents and restricted cash of $24.1 million and working capital of $19.9 million (including our cash, cash equivalents and restricted cash). We believe our existing capital resources are adequate to finance our operations through June 30, 2008; however, our long-term viability is dependent upon successful operation of our business, our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and/or equity to meet our business objectives. We estimate that we will require additional cash resources during the third quarter of 2008 based upon our current operating plan and condition. This estimate excludes any proceeds that would be realized from the sale of our Swiss corporate campus (discussed further below).

We filed a shelf registration statement on Form S-3 during June 2007, which was declared effective by the Securities and Exchange Commission (“SEC”). In August 2007, we raised $13.8 million, net of offering costs, under this shelf registration via the sale of 6.8 million shares of our common stock to institutional investors. The shelf registration allowed us the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. As of September 30, 2007 we can offer and sell up to an additional $36.2 million of common stock pursuant to this shelf registration.

Our ability to complete an offering, including any additional offerings under our shelf registration statement, is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of Isolagen and the offering terms. Our ability to commence an offering may be dependent on our ability to complete the registration process, which is subject to the SEC’s regulatory calendar, as well as our ability to timely respond to any SEC comments that have been or will be issued. We are also continuing our efforts to sell our Swiss corporate campus. We will add any proceeds from the sale of the Swiss corporate campus to our working capital, which would partially alleviate our need to obtain financing from other sources. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent upon our ability to secure additional adequate financing or capital prior to or during the third quarter of 2008. If we are unable to obtain additional sufficient funds prior to this time, we will be required to terminate or delay regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities. Any of these actions would have an adverse affect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

REVENUES. Revenue increased $0.2 million to $0.3 million for the three months ended September 30, 2007, as compared to $0.1 million for the three months ended September 30, 2006. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology. On a pro forma basis, assuming that Agera had been acquired on January 1, 2006, our revenue would have been $0.3 million for the quarter ended September 30, 2006. Due to our financial statement presentation of our United Kingdom operation as a discontinued operation, our revenue for the three months ended September 30, 2006 is representative of only Agera, as all historical United Kingdom revenue is reflected in loss from discontinued operations.

COST OF SALES. Costs of sales increased to $0.2 million for the three months ended September 30, 2007, as compared to $0.1 million for the three months ended September 30, 2006. Our cost of sales relates to the operation of Agera.

As a percentage of revenue, Agera cost of sales were approximately 48% for the three months ended September 30, 2007. On a pro forma basis, assuming Agera had been acquired on January 1, 2006, our cost of sales as a percentage of revenue would have been 50%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses increased approximately $1.3 million, or 48%, to $4.0 million for the three months ended September 30, 2007, as compared to $2.7 million for the three months ended September 30, 2006. The increase in selling, general and administrative expense is primarily due to the following:

a)     Corporate expense increased $1.0 million to $1.2 million for the three months ended September 30, 2007, as compared to $0.2 million for the three months September 30, 2006 due to the following non-recurring costs incurred during the current quarter: $0.8 million of expense related to our debt exchange offer (such as legal, accounting and printer costs), which we withdrew and terminated during the three months ended September 30, 2007 (see further discussion in Unaudited Notes to the Consolidated Financial Statements, Footnote 3, Debt Issue Costs); and less than $0.2 million related to business development activities.

b)      Legal expenses increased by approximately $0.4 million to $0.4 million for the three months ended September 30, 2007. During the three months ended September 30, 2006, we received a reimbursement of $0.7 million from our insurance carrier for reimbursement of defense cost related to the class action and derivative action matters. If we had not received this $0.7 million reimbursement, our legal expenses would have been approximately $0.6 million for the three months ended September 30, 2006. During the three months ended September 30, 2007, we received a reimbursement of less than $0.1 million from our insurance carrier for reimbursement of defense cost related to the class action and derivative action matters. If we had not received this reimbursement, our legal expenses would have been approximately $0.5 million for the three months ended September 30, 2007. In general, our legal expense, net, fluctuates primarily as a result of the level of class action and derivative action defense costs incurred during a particular period and as a result of the timing of related insurance carrier reimbursements for defense costs. Such reimbursements are recorded when received.

c)      Compensation expense decreased $0.2 million to $1.1 million for the three months ended September 30, 2007, as compared to $1.3 million for the three months ended September 30, 2006 primarily due to lower bonus expense earned, as well as to compensation expense savings related to the departure of our former President, who was not replaced.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1.2 million for the three months ended September 30, 2007 to $3.1 million, as compared to $1.8 million for the three months ended September 30, 2006. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Isolagen Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Isolagen Therapy. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements.

Our initial pivotal Phase III wrinkle/nasolabial fold trial and our Phase II dental trial concluded during the first half of 2005. We subsequently commenced preparations for a Phase III wrinkle/nasolabial fold trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III wrinkle/nasolabial fold study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol

Assessment (“SPA”) regulations. We completed enrollment of our Phase III wrinkle/nasolabial fold study and commenced injections in early 2007. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of September 30, 2007 was $40.2 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our previously conducted Phase III wrinkle/nasolabial fold trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time, or any other product candidate. We have other research projects currently underway. However, research and development costs related to these other projects were not material during the three months ended September 30, 2007 and 2006.

The major changes in research and development expense are due primarily to the following:

a)                          Consulting expense increased by approximately $0.7 million to $1.4 million for the three months ended September 30, 2007, as compared to $0.7 million for the three months ended September 30, 2006, as a result of increased expenditures related to our current wrinkle/nasolabial fold study and preparations related to other clinical trials;

b)                         Salaries, bonuses and payroll taxes increased by approximately $0.2 million to $0.8 million for the three months ended September 30, 2007, as compared to $0.6 million for the three months ended September 30, 2006, as a result of increased employees engaged in research and development activities;

c)                          Laboratory costs increased by approximately $0.1 million to $0.3 million for the three months ended September 30, 2007, as compared to $0.2 million for the three months ended September 30, 2006, as a result of increased clinical activities in our Exton, Pennsylvania location; and

d)                         Contract labor support related to our clinical manufacturing operation increased to $0.2 million for the three months ended September 30, 2007, as compared to zero for the three months ended September 30, 2006, as a result of increased clinical activities in our Exton, Pennsylvania location.

e)                          Facilities, depreciation and travel costs remained unchanged for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, at $0.4 million.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations decreased by approximately $1.7 million for the three months ended September 30, 2007 to $0.1 million, as compared to $1.8 million for the three months ended September 30, 2006. As previously discussed under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. On March 31, 2007, the United Kingdom operation was closed. As such, during the three months ended September 30, 2007, costs related to the United Kingdom operation decreased to $0.1million, which primarily consisted of facility expense, legal expense and public relations costs, as compared to normal, pre-close operations during the three months ended September 30, 2006.

INTEREST INCOME. Interest income decreased approximately $0.4 million to $0.2 million for the three months ended September 30, 2007, as compared to $0.6 million for the three months ended September 30, 2006. The decrease in interest income of $0.4 million resulted principally from a decrease in the amount of cash, restricted cash and short-term investment balances, as a result of our use of these balances to fund our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy.

INTEREST EXPENSE.  Interest expense remained constant at $1.0 million for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended September 30, 2007 and 2006, respectively.

NET LOSS.  Net loss increased $1.1 million to $7.8 million for the three months ended September 30, 2007, as compared to a net loss of $6.7 million for the three months ended September 30, 2006. This increase in net loss primarily represents the effects of the increases in our selling, general and administrative expenses and research and development expenses, offset by our decrease in loss from discontinued operation, as discussed above.

Comparison of the nine months ended September 30, 2007 and 2006

REVENUES. Revenue increased $0.9 million to $1.0 million for the nine months ended September 30, 2007, as compared to $0.1 million for the nine months ended September 30, 2006. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. On a pro forma basis, assuming that Agera had been acquired on January 1, 2006, our revenue would have been $0.9 million for the nine months ended September 30, 2006. Due to our financial statement presentation of our United Kingdom operation as a discontinued operation, our revenue for the nine months ended September 30, 2007 and 2006 is representative of only Agera, as all historical United Kingdom revenue is reflected in loss from discontinued operations.

COST OF SALES. Costs of sales increased to $0.4 million to $0.5 million for the nine months ended September 30, 2007, as compared to $0.1 million for the nine months ended September 30, 2006. Our cost of sales relates to the operation of Agera.

As a percentage of revenue, Agera cost of sales were approximately 48% for the nine months ended September 30, 2007. On a pro forma basis, assuming Agera had been acquired on January 1, 2006, our cost of sales would have been $0.5 million, or 49% as a percentage of revenue, for the nine months ended September 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $7.3 million, or 83%, to $16.1 million for the nine months ended September 30, 2007, as compared to $8.8 million for the nine months ended September 30, 2006. This increase included $1.1 million of selling, general and administrative expenses related to Agera (which was acquired in August 2006) for the nine months ended September 30, 2007, as compared to $0.6 million of selling, general and administrative expenses related to Agera for the nine months ended September 30, 2006. Including Agera, the increase in selling, general and administrative expense is primarily due to the following:

a)     Additional severance expense associated with the termination of our President, and the related settlement agreement executed in June 2007, resulted in an additional $3.2 million of selling, general and administrative expense for the nine months ended September 30, 2007 (see Notes 7 and 8 of Notes to Consolidated Financial Statements).

b)     Salaries, bonuses and payroll taxes increased by approximately $1.9 million to $5.3 million for the nine months ended September 30, 2007, as compared to $3.4 million for the nine months ended September 30, 2006, due to an increase in the number of our employees, primarily at the executive management level, which resulted in higher salary and bonus expenses.

c)     Marketing expense increased by approximately $0.5 million to $0.8 million for the nine months ended September 30, 2007, as compared to $0.3 million during the nine months ended September 30, 2006 due primarily to marketing and promotional efforts related to marketing and selling our Agera line of advanced skin care systems.

d)     Travel expense increased by approximately $0.2 million to $0.6 million for the nine months ended September 30, as compared to $0.4 million for the nine months ended September 30, 2006 due to the increase in the number of our employees, primarily at the executive management level, and increase in business development activities.

e)     Other general and administrative operating costs increased by approximately $1.9 million to $5.5 million for the nine months ended September 30, 2007, as compared to $3.6 million for the nine months ended September 30, 2006 due primarily to costs of approximately $0.8 million related to our withdrawn and terminated debt offering, increased business development activities and increased investor relations costs for the nine months ended September 30, 2007, as well as the addition of general expenses related to our August

2006 acquisition of Agera. We incurred non-cash amortization expense related to our Agera intangible assets of approximately $0.2 million for the nine months ended September 30, 2007.

f)      Legal expenses decreased by approximately $0.4 million to $0.6 million for the nine months ended September 30, 2007, as compared to $1.0 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 and September 30, 2006, we received $1.6 million and $0.7 million, respectively, of reimbursements from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received these reimbursements, our legal expenses would have been $2.2 million for the nine months ended September 30, 2007 and $1.8 million for the nine months ended September 30, 2006. Excluding the insurance carrier reimbursement, legal expenses increased $0.4 million for the nine months ended September 30, 2007, as compared to nine months ended September 30, 2006, primarily due to $0.3 million of increased legal costs related to the termination of our President. In general, our legal expense, net, fluctuates primarily as a result of the level of class action and derivative action defense costs incurred during a particular period and as a result of the timing of related insurance carrier reimbursements for defense costs. Such reimbursements are recorded when received.

RESEARCH AND DEVELOPMENT.  Research and development expenses increased by approximately $3.1 million for the nine months ended September 30, 2007 to $9.6 million, as compared to $6.4 million for the nine months ended September 30, 2006. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Isolagen Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Isolagen Therapy. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements.

Our initial pivotal Phase III wrinkle/nasolabial fold trial and our Phase II dental trial concluded during the first half of 2005. We subsequently commenced preparations for a Phase III wrinkle/nasolabial fold trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III wrinkle/nasolabial fold study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. We completed enrollment of our Phase III wrinkle/nasolabial fold study and commenced injections in early 2007. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of September 30, 2007 was $40.2 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our previously conducted Phase III wrinkle/nasolabial fold trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time. We have other research projects currently underway. However, research and development costs related to these other projects were not material during the nine months ended September 30, 2007 and 2006.

The major changes in research and development expenses are due primarily to the following:

a)                          Consulting expense increased by approximately $2.0 million to $4.5 million for the nine months ended September 30, 2007, as compared to $2.5 million for the nine months ended September 30, 2006, as a result of increased expenditures related to our current wrinkle/nasolabial fold study and preparations related to other clinical trials;

b)                         Salaries, bonuses and payroll taxes increased by approximately $0.5 million to $2.4 million for the nine months ended September 30, 2007, as compared to $1.9 million for the nine months ended September 30, 2006, as a result of increased employees engaged in research and development activities; and

c)                          Laboratory costs increased by approximately $0.5 million to $1.1 million for the nine months ended September 30, 2007, as compared to $0.6 million for the nine months ended September 30, 2006, as a result of increased clinical activities in our Exton, Pennsylvania location.

d)                         Contract labor support related to our clinical manufacturing operation increased $0.2 million to $0.3 million for the nine months ended September 30, 2007, as compared to less than $0.1 million for the nine months ended September 30, 2006, as a result of increased clinical activities in our Exton, Pennsylvania location.

e)                          Facilities, depreciation and travel costs decreased $0.2 million to $1.3 million for the nine months ended September 30, 2007, as compared to $1.5 million for the nine months ended September 30, 2006.

LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The United Kingdom operation was closed in March 2007, as compared to normal operations during the nine months ended September 30, 2006.

The loss from discontinued operations decreased by approximately $7.0 million for the nine months ended September 30, 2007 to $1.5 million, as compared to $8.5 million for the nine months ended September 30, 2006. The $1.5 million loss from discontinued operations during the nine months ended September 30, 2007 consisted of $1.1 million of losses incurred during the first quarter 2007, which was the United Kingdom’s last quarter of full operations, and $0.4 million of second and third quarter 2007 losses (which, after closure of the operation, primarily consisted of facility expense, legal expense and public relations costs). The $1.1 million loss from discontinued operations during the three months ended March 31, 2007 primarily consisted of the following:

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

INTEREST INCOME. Interest income decreased approximately $1.1 million to $0.7 million for the nine months ended September 30, 2007, as compared to $1.8 million for the nine months ended September 30, 2006. The decrease in interest income of $1.1 million resulted principally from a decrease in the amount of cash, restricted cash and short-term investment balances, as a result of our use of these balances to fund our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy.

INTEREST EXPENSE.  Interest expense remained constant at $2.9 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.6 million for each of the nine months ended September 30, 2007 and 2006, respectively.

NET LOSS.  Net loss increased $3.8 million to $28.5 million for the nine months ended September 30, 2007, as compared to a net loss of $24.7 million for the nine months ended September 30, 2006. This increase in net loss primarily represents the effects of the increases in our selling, general and administrative expenses and research and development expenses, reductions in interest income, offset by our decrease in loss from discontinued operation and additional gross profit of $0.4 million, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2007 and 2006, respectively, were as follows:

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash flows from operating activities	$(23.0)	$(20.7)
Cash flows from investing activities	(0.1)	20.0
Cash flows from financing activities	14.7	0.2

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2007 amounted to $23.0 million, as compared to the $20.7 million of cash used in operating activities during the nine months ended September 30, 2006. The increase in the cash used in operations of $2.3 million is primarily due to our increase in net loss, adjusted for noncash items, of $3.6 million. Our net loss, adjusted for noncash items, increased from $20.8 million during the nine months ended September 30, 2006 to $24.4 million during the nine months ended September 30, 2007. This increase in net loss, adjusted for noncash items, was offset by changes in net operating assets and liabilities, which positively impacted cash flows by $1.3 million. During the nine months ended September 30, 2007, our changes in net operating assets and liabilities resulted in a cash inflow of $1.4 million, as compared to a cash inflow of $0.1 million during the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we financed our operating cash flow needs from our cash on hand at the beginning of the period, which were primarily the result of previously completed debt and equity offerings, as well as from our August 2007 common stock sale (discussed below), which resulted in $13.8 million of proceeds, net of offering costs.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2007 amounted to approximately $0.1 million as compared to cash provided in investing activities of $20.0 million during the nine months ended September 30, 2006. Investing activities for the nine months ended September 30, 2007 related primarily to $0.1 million of capital expenditures. The cash inflows of $20.0 million during the nine months ended September 30, 2006 were provided by the sale of available-for-sale investments, net, of $23.0 million, offset by the acquisition of Agera for $2.0 million, net, and capital expenditures of $1.0 million.

Financing Activities

Cash proceeds from financing activities during the nine months ended September 30, 2007 amounted to $14.7 million, as compared to $0.2 million during the nine months ended September 30, 2006. In August 2007, we raised $13.8 million, net of offering costs, via the sale of 6.8 million shares of our common stock to institutional investors. In addition, during the nine months ended September 30, 2007, we received cash proceeds of approximately $0.9 million as a result of stock option and warrant exercises. Cash proceeds from financing activities were less than $0.2 million during the nine months ended September 30, 2006, which related to cash proceeds from stock option exercises.

Cash Flows Related to Discontinued Operations

Cash flows related to discontinued operations, which are included in the table of cash flows above, were as follows:

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash flows from operating activities	$(2.4)	$(7.9)
Cash flows from investing activities	—	(0.3)
Cash flows from financing activities	—	—

Cash flows used in discontinued operations during the nine months ended September 30, 2007 was $2.4 million, of which substantially the entire cash outflow was incurred during the three months ended March 31, 2007. Our United Kingdom operation was in operation during the three months ended March 31, 2007, and was shutdown on March 31, 2007. The net loss from our United Kingdom operation during the three months ended March 31, 2007 was $1.1 million. In addition, accrued expenses and deferred revenue decreased by $1.2 million during this shutdown period (cash outflows), primarily related to the payment of severance and refunds to customers. The United Kingdom net loss and the large decrease in United Kingdom accrued expenses and United Kingdom deferred revenue are what primarily generated $2.1 million of cash outflow from discontinued operations for the three months ended March 31, 2007. Cash outflows related to the nine months ended September 30, 2006 related primarily to the normal, historical operation of the United Kingdom and Swiss operations, prior to the decision to shutdown the United Kingdom operation.

Working Capital

As of September 30, 2007, we had cash, cash equivalents and restricted cash of $24.1 million and working capital of $19.9 million (including our cash, cash equivalents and restricted cash). We believe our existing capital resources are adequate to finance our operations through June 30, 2008; however, our long-term viability is dependent upon successful operation of our business, our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and/or equity to meet our business objectives. We estimate that we will require additional cash resources during the third quarter of 2008 based upon our current operating plan and condition. This estimate excludes any proceeds that would be realized from the sale of our Swiss corporate campus (discussed further below). See –Going Concern above.

We filed a shelf registration statement on Form S-3 during June 2007, which was declared effective by the Securities and Exchange Commission (“SEC”). In August 2007, we raised $13.8 million, net of offering costs, under this shelf registration via the sale of 6.8 million shares of our common stock to institutional investors. The shelf registration allowed us the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. As of September 30, 2007 we can offer and sell up to an additional $36.2 million of common stock pursuant to this shelf registration.

Our ability to complete an offering, including any additional offerings under our shelf registration statement, is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of Isolagen and the offering terms. Our ability to commence an offering may be dependent on our ability to complete the registration process, which is subject to the SEC’s regulatory calendar, as well as our ability to timely respond to any SEC comments that have been or will be issued. We are also continuing our efforts to sell our Swiss corporate campus. We will add any proceeds from the sale of the Swiss corporate campus to our working capital, which would partially alleviate our need to obtain financing from other sources. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent upon our ability to secure additional adequate financing or capital prior to or during the third quarter of 2008. If we are unable to obtain additional sufficient funds prior to this time, we will be required to terminate or delay regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities. Any of these actions would have an adverse affect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

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

Factors Affecting Our Capital Resources

In April 2005, we acquired land and a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. We spent approximately $1.8 million to date on the first phase of the renovation. During April 2006, management decided to place the corporate campus on the market for sale in order to consolidate European operations into one location and to conserve capital. We commenced selling efforts during the second quarter of 2006. During 2006, management assessed whether the book value of the corporate campus was impaired and made a determination to write down the corporate campus by $1.1 million, which is reflected in loss from discontinued operations in the consolidated statement of operations. The net book value of the corporate campus at September 30, 2007 was $11.0 million, reflecting management’s estimate of the realizable value of the corporate campus.

An adverse result related to our class action matter, derivative action matter (see Note 7 in Notes to Consolidated Financial Statements) could materially, adversely affect our working capital, thereby materially impacting the financial position of the Company.

Inflation did not have a significant impact on the Company’s results during the three months ended September 30, 2007.

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

Foreign Exchange Rate Risk

We have $11.1 million in foreign assets. Our Swiss corporate campus held for sale, with a currently estimated value of $11.0 million at September 30, 2007, accounts for the large majority of these foreign assets. Our consolidated shareholders’ deficit will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency, especially the Swiss franc.

Our accumulated other comprehensive income of $0.4 million at September 30, 2007 has varied $0.5 million from accumulated other comprehensive loss of $0.1 million at December 31, 2006. However, this $0.4 million gain is considered unrealized and is reflected on the Consolidated Balance Sheet. Accordingly, this unrealized loss may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.

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

In August 2005 and September 2005, various lawsuits were filed alleging securities fraud and asserting claims on behalf of a putative class of purchasers of publicly traded Isolagen securities between March 3, 2004 and August 1, 2005. These lawsuits were Elliot Liff v. Isolagen, Inc. et al., C.A. No. H-05-2887, filed in the United States District Court for the Southern District of Texas; Michael Cummiskey v. Isolagen, Inc. et al., C.A. No. 05-cv-03105, filed in the United States District Court for the Southern District of Texas; Ronald A. Gargiulo v. Isolagen, Inc. et al., C.A. No. 05-cv-4983, filed in the United States District Court for the Eastern District of Pennsylvania,

and Gregory J. Newman v. Frank M. DeLape, et al., C.A. No. 05-cv-5090, filed in the United States District Court for the Eastern District of Pennsylvania.

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

On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005. The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors. The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities. The complaint also purports to assert claims against CIBC World Markets Corp., Legg Mason Wood Walker, Inc., Canaccord Adams, Inc. and UBS Securities LLC as underwriters in connection with an April 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes. On November 1, 2006, the defendants moved to dismiss the complaint. On September 26, 2007, the court denied our motions to dismiss the complaint, and the Company expects the parties will commence discovery shortly.

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

The Company has received requests for reimbursement of costs of defense of approximately $0.3 million from Mr. Jeffrey Tomz, the Company’s former Chief Financial Officer, who is named as a defendant in the litigation described above. The Company and Mr. Tomz have a dispute with respect to the Company’s indemnification obligations to Mr. Tomz. The Company’s view is that under its separation agreement with Mr. Tomz it owes Mr. Tomz only those benefits required to be provided to a former officer under Delaware law. Mr. Tomz’ view apparently is that the Company owes him more than the minimum required by Delaware law and is obliged to advance his costs of defense. In the event of a final adjudication of a matter in which Mr. Tomz is a defendant, the Company will be obliged to reimburse Mr. Tomz for the cost of defense, provided that he was successful, he acted in good faith in the circumstances underlying the case, and that his legal expenses are reasonable and are documented in a manner proscribed by the Delaware courts. As previously disclosed, a final determination in favor of all of the defendants, including Mr. Tomz, has been made in one of the derivative actions filed against certain current and former officers and directors, the Fordyce case. In the event that Mr. Tomz is able to satisfy the standards described above for reimbursement of his legal defense costs incurred in connection with the Fordyce case, the Company will be obligated to pay them. To date the Company has not reimbursed any of Mr. Tomz’ defense costs, and it has recorded no charge in its consolidated statements of operation other than a reserve of approximately $20,000 in connection with the Fordyce case.

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

On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale petition. The plaintiff filed an amended petition on February 15, 2006, to which the defendants renewed their special exceptions. On September 6, 2006, the Court granted the special exceptions and permitted the plaintiff thirty days to attempt to replead. Thereafter the plaintiff moved the Court for an order compelling discovery, which the Court denied on October 2, 2006. On October 18, 2006, the Court entered an order explaining its grounds for granting the special exceptions. On November 3, 2006, the plaintiff filed a second amended petition. On February 8, 2007, the Company filed its answer and special exceptions to the second amended petition. On August 9, 2007, the Court granted the special exceptions and dismissed the second amended petition with prejudice. On September 4, 2007, the plaintiff moved for reconsideration of the dismissal with prejudice of the second amended petition, for a new trial, and for leave to further amend the petition, and the defendants opposed that motion on September 20, 2007. On October 23, 2007, that motion was deemed denied by operation of law because the court had not acted on it by that date.

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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion. On January 24, 2007, the court denied the plaintiff’s motion to file a second amended complaint, and on April 10, 2007 the court granted the defendants’ motion to dismiss and dismissed the amended complaint without prejudice. On May 9, 2007, plaintiff filed a notice of appeal from the January 24, 2007 order denying plaintiff’s motion to file a second amended complaint, and from the April 10, 2007 order dismissing plaintiff’s amended complaint without prejudice. The parties are currently briefing the plaintiff’s appeal.

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

On October 17, 2007, a purported shareholder named Mr. Ronald Beattie sent a letter to the Company’s chairman and Chief Executive Officer demanding that the Company take action against the former officers and directors named as defendants in the derivative actions described above for purportedly wrongful acts materially identical to those alleged in the derivative actions described above, and declaring he will file a shareholder derivative action if the Company does not commence an action on its own behalf within a reasonable time. The Company has not yet responded to this letter.

Other Litigation

The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management currently believes that the results will not have a material impact on the Company’s financial statements.

ITEM 1A. RISK FACTORS

In addition to the Risk Factors disclosed in our June 30, 2007 Form 10-Q, investors should consider the following risks and uncertainties, or updates to such risks and uncertainties, prior to making an investment decision with respect to our securities.

Higher than anticipated dropout rates of subjects in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.

Enrollment of 421 patients in our Phase III nasolabial/wrinkle trials was completed in February 2007. Our Phase III clinical trials include three separate treatment sessions for each subject followed by a 26 week observation period. Patient dropouts are expected and can occur for a variety of reasons. A subject who drops out of the trial prior to the 26 week post-treatment observation would, under the current protocol, be considered a “failure to respond” in the results of the clinical trial. As fewer patients complete a trial, a higher positive response rate to the therapy must be obtained for the group of remaining treated subjects in order to demonstrate statistically significant benefit compared to placebo. Our Phase III nasolabial/wrinkle trial consists of two studies, 006 and 005. Our 006 study enrolled 218 subjects and, as of November 1, 2007, has 191 remaining. Our 005 study enrolled 203 subjects and, as of November 1, 2007, has 168 remaining. The Company continues to focus its efforts to prevent additional dropouts in both trials.

Recently, we made a decision to remove certain subjects from the trial for whom adequate cell yields could not be obtained within a certain timeframe. These dropouts included subjects who were assigned to active and placebo treatment on approximately a one-to-one ratio. In October 2007, we submitted a protocol amendment to the FDA which, among other things, redefines the intent-to-treat population to exclude subjects for whom adequate cell yields could not be obtained for treatment. The FDA has 45 days to respond to our request for protocol amendment.

Higher than anticipated dropout rates may result in additional time, expense and uncertainty which may also affect our ability to obtain FDA clearance of our product and which could ultimately adversely affect our profitability and financial position.

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

Unlike our Phase III Nasolabial/Wrinkle trial, our Phase III Acne Scar trial is not subject to a Special Protocol Assessment ("SPA") with the FDA. Isolagen has validated a photo guide for use in the evaluators' assessment of acne study subjects. Our evaluator assessment scale and photo guide have not yet been used in a phase III clinical trial.

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

ISOLAGEN, INC.

Date: November 2, 2007	By:	/s/ Declan Daly
Declan Daly, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)