Form 10-K
period 2007-12-31
ISOLAGEN INC
filed 2008-03-07
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Isolagen, Inc.
(Exact name of registrant as specified in its Charter.)

Delaware (State or other jurisdiction of incorporation)	001-31564 (Commission File Number)	87-0458888 (I.R.S. Employer Identification No.)
405 Eagleview Boulevard
Exton, Pennsylvania 19341
(Address of principal executive offices, including zip code)
(484) 713-6000
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.001 par value	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is shell company (as defined in the Exchange Act Rule 12b-2) Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer based upon the price at which such common stock was sold on the American Stock Exchange as of such date was $129,057,544.
As of March 3, 2008, issuer had 41,639,408 shares issued and 37,639,408 shares outstanding of common stock, par value $0.001.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Part 1
This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Isolagen, Inc. and its subsidiaries (referred to as “Isolagen,” “Company,” “we,” or “our”) that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements including those set forth in Item 1A of this report. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.
We file reports with the Securities and Exchange Commission (“SEC” or “Commission”). We make available on our website (www.Isolagen.com) free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Information appearing at our website is not a part of this Annual Report on Form 10-K. You can also read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including Isolagen.
Our corporate headquarters is located at 405 Eagleview Boulevard, Exton, Pennsylvania 19341. Our phone number is (484) 713-6000. Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2007” mean the year ended December 31, 2007, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.
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
We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

Item 1.	Business
Overview
We are an aesthetic and therapeutic development stage company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Isolagen Process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication utilizing the Isolagen Therapy is for the treatment of nasolabial folds/wrinkles and is currently in Phase III clinical development. We also have an ongoing Phase II/III study for the treatment of acne scars and ongoing Phase II studies related to full face rejuvenation, restrictive burns scars and periodontal disease.
We also develop and market an advanced skin care product line through our Agera Laboratories, Inc. subsidiary, in which we acquired a 57% interest in August 2006.
Going Concern
As of December 31, 2007, we had cash, cash equivalents and restricted cash of $17.0 million and working capital of $13.8 million (including our cash, cash equivalents and restricted cash). We believe our existing capital resources are adequate to finance our current operating plan through September 1, 2008; however, our long-term viability is dependent upon successful operation of our business, our ability to improve our manufacturing process, the approval of our products and the ability to raise additional funding to meet our business objectives. We estimate that we will require additional cash resources during the third quarter of 2008 based upon our current operating plan and condition. This estimate excludes any proceeds that would be realized from the sale of our Swiss campus, which we are attempting to sell (refer to Note 3 of the Consolidated Financial Statements). We will add any proceeds from the sale of the Swiss campus to our working capital, which would partially alleviate our need to obtain financing from other sources. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent upon our ability to secure additional adequate financing or capital prior to or during the third quarter of 2008. If we are unable to obtain additional sufficient funds prior to this time, we will be required to terminate or delay regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities. Further, if we do not obtain additional funding prior to or during the third quarter of 2008, we may enter into bankruptcy during 2008 and possibly cease operations thereafter. Any of these actions would have an adverse affect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.
Isolagen’s Technology Platform
We use our proprietary Isolagen Process to produce an autologous living cell therapy. We refer to this autologous living cell therapy as the Isolagen Therapy. We believe this therapy addresses the normal effects of aging or injury to the skin. Each of our product candidates is designed to use Isolagen Therapy to treat an indicated condition. We use our Isolagen Process to harvest autologous fibroblasts from a small skin punch biopsy from behind the ear with the use of a local anesthetic. We chose this location both because of limited exposure to the sun and to avoid creating a visible scar. In the case of our dental product candidate, the biopsy is taken from the patient’s palette. The biopsy is then packed in a vial in a special shipping container and shipped to our laboratory where the fibroblast cells are released from the biopsy and initiated into our cell culture process where the cells proliferate until they reach the required cell count. The fibroblasts are then harvested, tested by quality control and released by quality assurance prior to shipment. The number of cells and the frequency of injections may vary and will depend on the indication or application being studied.

If and when approved, we expect our product candidates will offer patients their own living fibroblast cells in a personalized therapy designed to improve the appearance of damaged skin and wrinkles; or in the case of restrictive burn scars, improve range of motion. Our product candidates are intended to be a minimally invasive alternative to surgical intervention and a viable natural alternative to other chemical, synthetic or toxic treatments. We also believe that because our product candidates are autologous, the risk of an immunological or allergic response is low. With regard to the therapeutic markets, we believe that our product candidates may address an insufficiently met medical need for the treatment of each of restrictive burn scars, acne scars and dental papillary insufficiency, or gum recession, and potentially help patients avoid surgical intervention. Our product candidates are still in clinical development and, as such, benefits we expect to see associated with our product candidates may not be validated in our clinical trials. In addition, disadvantages of our product candidates may become known in the future.
Our Strategy
Our business strategy is primarily focused on our current Phase III nasolabial fold/wrinkle study. Specifically, during 2008 our efforts will be focused on our Phase III wrinkle study milestones, such as completing the six month efficacy follow-up, accumulating and analyzing the related study data, and continuing our Biologics License Application (BLA) efforts (assuming efficacious results from this Phase III study). Our additional objectives include achieving regulatory milestones related to our other Phase II/III and Phase II studies currently underway (refer to Clinical Development Programs below).
Recent Management Changes
In January 2008, Mr. Declan Daly assumed the role of our Chief Executive Officer. Our former Chief Executive Officer, Mr. Nicholas L. Teti, Jr., will continue to serve as Chairman of the Board of Directors and as a consultant to the Company.
Clinical Development Programs
Our product development programs are focused on the aesthetic and therapeutic markets. These programs are supported by a number of clinical trial programs at various stages of development.
Our aesthetics development programs include product candidates to treat targeted areas or wrinkles and to provide full-face rejuvenation that includes the improvement of fine lines, wrinkles, skin texture and appearance. Our therapeutic development programs are designed to treat acne scars, restrictive burn scars and dental papillary recession. All of our product candidates are non-surgical and minimally invasive. Although the discussions below include estimates of when we expect trials to be completed, the prediction of when a clinical trial will complete is subject to a number of factors and uncertainties.
Aesthetic Development Programs
Wrinkles/Nasolabial Folds — Phase III Trials: In October 2006, we reached an agreement with the U.S. Food and Drug Administration, or FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including subject numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. We completed enrollment of the study and commenced injection of subjects in early 2007. As we have previously disclosed, we encountered certain delays related to manufacturing and scheduling in connection with the study. We conferred with the FDA regarding these issues, and based on our findings and our dialogue with the FDA, we submitted an amendment to our study protocol and chemistry, manufacturing and control (CMC) submission. In June 2007, we received approval of the amendment and the related Informed Consent Forms from the Investigational Review Board. In July 2007, the FDA notified us that our proposed changes to the protocol were acceptable and within the scope of the original SPA review. We completed injections related to this study during January 2008 and are currently in the six-month efficacy follow-up period.

Refer to Part I, Item 1A of this Form 10-K for a discussion of our risk factors, including “Higher than anticipated dropout rates of subjects in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.”
In March 2004, we announced positive results of a first Phase III exploratory clinical trial for our lead product candidate, and in July 2004 we commenced a 200 subject Phase III study of Isolagen Therapy for facial wrinkles consisting of two identical, simultaneous trials. The study was concluded during the second half of 2005. In August 2005 we announced that results of this study failed to meet co-primary endpoints. Based on the results of this study, we commenced preparations for our second Phase III pivotal study discussed in the preceding paragraph.
Full Face Rejuvenation — Phase II Trial: In March 2007 we commenced an open label (unblinded) trial of approximately 50 subjects. Injections of Isolagen Therapy began to be administered in July 2007. This trial is designed to further evaluate the safety and use of Isolagen Therapy to treat fine lines and wrinkles for the full face. Five investigators across the United States are participating in this trial. The subjects will receive two series of injections approximately one month apart. The subjects will be followed for six months following each subject’s last injection. In late December 2007, all 45 remaining subjects completed injections. This study is currently in the six-month efficacy follow-up period.
Therapeutic Development Programs
Acne Scars — Phase II/ III Trial: In November 2007, we commenced an acne scar Phase II/III study. This study is to include approximately 120 subjects. This placebo controlled trial is designed to evaluate the use of our Isolagen Therapy to correct or improve the appearance of acne scars. Each subject will serve as their own control, receiving Isolagen Therapy on one side of their face and placebo on the other. The subjects will receive three injections two weeks apart. The follow-up and evaluation period will be complete four months after each subject’s last injection.
We filed a pre-Investigational New Drug application, or pre-IND, for a Phase III clinical trial program in July 2007 together with our protocol. In September 2007, the IND was accepted by the FDA. We held an investigator meeting in early November 2007 and commenced biopsies shortly thereafter.
In connection with this acne scar program, we have developed a validated photo guide for use in the evaluators’ assessment of acne study subjects. We had originally designed the acne scar clinical program as two randomized, double-blind, Phase III, placebo-controlled trials of approximately 120 subjects each. However, our evaluator assessment scale and photo guide have never been utilized in a clinical trial. In November 2007, the FDA recommended that we consider conducting a Phase II study in order to address certain study issues, including issues related to our evaluator assessment scale. As such, we modified our clinical plans to initiate a single Phase II/III trial. This Phase II/III study, which is powered to demonstrate efficacy, will allow for a closer assessment of the evaluator assessment scale and photo guide. Upon successful completion of the Phase II/III study, we expect to initiate a subsequent, additional Phase III trial. We believe that the two trials may have the potential to form the basis of a licensure submission to the FDA.
Restrictive Burn Scars - Phase II Trial: In January 2007, we met with the FDA to discuss our clinical program for the use of Isolagen Therapy for restrictive burn scar patients. This Phase II trial will evaluate the use of Isolagen Therapy to improve range of motion, function and flexibility, among other parameters, in existing restrictive burn scars in approximately 20 patients. We filed IND in February 2007 and are currently in the process of obtaining Investigational Review Board approval related to the investigative sites.
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

In 2006, we commenced a Phase II open-label dental trial for the treatment of Interdental Papillary Insufficiency. This single site study includes 11 subjects and the trial is expected to be completed and the data evaluated during the first half of 2008. We are identifying a development strategy for this application as we do not expect to fund an additional trial related to this application.
Agera Skincare Systems
We market and sell a skin care product line through our majority-owned subsidiary, Agera Laboratories, Inc., which we acquired in August 2006. Agera offers a complete line of skincare systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology. These skincare products can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems. Agera markets its products in both the United States and Europe (primarily the United Kingdom).
Our Target Market Opportunities
Aesthetic Market Opportunity
Our Isolagen product candidate for wrinkles/nasolabial folds and full face rejuvenation are directed primarily at the aesthetic market. Aesthetic procedures have traditionally been performed by dermatologists, plastic surgeons and other cosmetic surgeons. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, the total market for non-surgical cosmetic procedures was approximately $4.7 billion in 2007. We believe the aesthetic procedure market is driven by:
•	aging of the “baby boomer” population, which currently includes ages approximately 44 to 62;
•	increasing desire of many individuals to improve their appearance;
•	impact of managed care and reimbursement policies on physician economics, which has motivated physicians to establish or expand the menu of elective, private-pay aesthetic procedures that they offer; and
•	broadening base of the practitioners performing cosmetic procedures beyond dermatologists and plastic surgeons to non-traditional providers.
According to the ASAPS, 11.7 million surgical and non-surgical cosmetic procedures were performed in 2007, as compared to 11.4 million in 2006. Also according to the ASAPS, approximately 9.6 million non-surgical procedures were performed in 2007 and approximately 9.5 million non-surgical procedures were performed in 2006. We believe that the concept of non-surgical cosmetic procedures involving injectable materials has become more mainstream and accepted. According to the ASAPS, the following table shows the top five non-surgical cosmetic procedures performed in 2007:

Procedure	Number
Botox injection	2,775,176
Hyaluronic acids	1,448,716
Laser hair removal	1,412,657
Microdermabrasion	829,658
Laser skin resurfacing	647,707
Procedures among the 35 to 50 year old age group made up approximately 47% of all cosmetic procedures in 2007. The 51 to 64 year old age group made up 25% of all cosmetic procedures in 2007, while the 19 to 34 year old age group made up 21% of cosmetic procedures in 2007. Botox injection was the most popular treatment among the 35 to 50 year old age group.
Therapeutic Market Opportunities
In addition to the aesthetic market, we believe there are opportunities for our Isolagen Therapy to treat certain medical conditions such as acne scars, restrictive burn scars and tissue loss due to papillary recession. Presently, we are studying therapeutic applications of our technology for acne scars, restrictive burn scars and periodontal disease. We are not aware of other autologous cell-based treatments for any of these therapeutic applications.

Acne Scars. Acne is the most common skin disorder in the United States. The term acne includes conditions ranging from clogged pores to outbreaks of severe lesions. According to the American Academy of Dermatology and the National Institute of Health, nearly 80% of people aged 11 to 30 have acne outbreaks at some point, and approximately 95% of these patients will have some degree of scarring depending on the severity and duration of the condition. Over time, as facial tone declines and facial fat stores are depleted, the scars typically become more noticeable. Current treatments for acne scarring are dermabrasion, laser resurfacing, surgical excision, and certain temporary fillers. We believe this market represents a significant opportunity for our acne scar product candidate.
Burns and Burn Scars. According to a Kalorama Information study on burns (Wound Care Volume II: Burns, Kalorama Information, August 2005), an estimated 2.5 million Americans seek medical care each year for burns and approximately 100,000 are hospitalized. Approximately 50% of patients with deep second degree, third and fourth degree burns develop restrictive scarring which are often painful, and reduce flexibility and functionality of the area affected. We believe this market represents a significant opportunity for our non-surgical treatment of existing restrictive burn scars. We also believe additional market opportunity exists for the use of our product candidate prior to the formation of a restrictive scar to promote healing in the acute phase of burn wound healing.
Periodontal. In the dental field, a majority of the population will experience periodontal disease at some point in their lives; therefore a market opportunity exists for an effective therapy for treating papillary recession. Therapeutic options that decrease the depth of the periodontal pockets make the patient’s daily home care more effective and reduce the chance of further gum and bone loss.
Papillary recession, also known as “black triangles,” can be associated with the progression of periodontal disease, and involves the recession of the triangular section of gum tissue between two teeth. While the number of Americans with some form of gum disease is significant (up to 30% of the population may be genetically susceptible to gum disease—American Academy of Periodontology—perio.org), we are focused on a targeted subset of this patient population with papillary recession (black triangles). Currently, the loss of tissue associated with severe periodontal disease can only be treated through surgical procedures. These surgical procedures are expensive and painful, can potentially result in complications and have variable outcomes.
Agera Skincare Market Opportunities
Based on the Kline & Company, Inc. study, “The U.S. Professional Skin Care Market 2003,” the 2008 U.S. professional skin care market is estimated at $742 million. This report describes the market as comprised of the following sub-markets: Salons and spas (59%), Retail stores (22%) and Medical care (19%). The doctor dispensing market is primarily focused in the Dermatology and Plastic Surgeon segments but we believe is gaining interest with a broader audience of physician specialties, including the medical spa environment.
Sales and Marketing
While our Isolagen Therapy product candidates are still in the pre-approval phase in the United States, no marketing or sales can occur within the United States. Our Agera skincare products are primarily sold directly to our established distributors and salons, with historically very little focus on marketing efforts. We are currently attempting to identify additional third party distributors for our Agera product line. We believe that our Agera products have the strong potential to complement our Isolagen Therapy product candidates in the future.
Intellectual Property
We believe that patents, trademarks, copyrights, proprietary formulations (related to our Agera skincare products) and other proprietary rights are important to our business. We also rely on trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including obtaining patents, maintaining trade secrets and proprietary know-how, and technological innovation to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, actively seeking patent protection in the United States and certain foreign countries.

As of December 31, 2007, we had 8 issued U.S. patents, 6 pending U.S. patent applications, 32 granted foreign patents and 19 pending foreign patent applications. Our issued patents and patent applications primarily cover the method of using autologous cell fibroblasts for the repair of skin and soft tissue defects and the use of autologous fibroblast cells for tissue regeneration. We are in the process of pursuing several other patent applications.
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
Our success depends in part on our ability to maintain our proprietary position through effective patent claims and their enforcement against our competitors, and through the protection of our trade secrets. Although we believe our patents and patent applications provide a competitive advantage, the patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. We do not know whether any of our patent applications or those patent applications which we have acquired will result in the issuance of any patents. Our issued patents, those that may be issued in the future or those acquired by us, may be challenged, invalidated or circumvented, and the rights granted under any issued patent may not provide us with proprietary protection or competitive advantages against competitors with similar technology. In particular, we do not know if competitors will be able to design variations on our treatment methods to circumvent our current and anticipated patent claims. Furthermore, competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized or marketed, any related patent claim may expire or remain in force for only a short period following commercialization, thereby reducing the advantage of the patent.
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

The sponsor typically conducts human clinical trials in three sequential phases, which may overlap. These phases generally include the following:
•	Phase I: The product is usually first introduced into healthy humans or, on occasion, into patients, and is tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism.

•	Phase II: The product is introduced into a limited subject population to:
•	assess its efficacy in specific, targeted indications;

•	assess dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.
•	Phase III: These are commonly referred to as pivotal studies. If a product is found to have an acceptable safety profile and to be potentially effective in Phase II clinical trials, new clinical trials will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse subject population at geographically-dispersed clinical study sites.

•	If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, to confirm or further evaluate its safety and effectiveness.
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
Clinical trials must meet requirements for Institutional Review Board, or IRB, oversight, patient informed consent and the FDA’s Good Clinical Practices. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at the clinical trial sites. The FDA or the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. Data safety monitoring committees, who monitor certain studies to protect the welfare of study subjects, may also require that a clinical study be discontinued or modified.
The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product, and proposed labeling, in the form of an NDA, or, in the case of a biologic, a BLA. The applicant must also submit with the NDA or BLA a substantial user fee payment, unless a waiver or reduction applies. For fiscal year 2008 this fee is $1,178,000. The FDA has advised us it is regulating our Isolagen Therapy as a biologic. Therefore, we expect to submit BLAs to obtain approval of our product candidates. Each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will “file” the NDA or BLA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. Once the submission has been accepted for filing, the FDA will review the application and respond to the applicant in accordance with performance goals the FDA has established for the review of NDAs and BLAs — six months for priority applications and 10 months for regular applications. The review process is often significantly extended by FDA requests for additional information or clarification, or changes to the application submitted by the applicant in the form of amendments. The FDA may refer the BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

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
The FDA may, during its review of an NDA or BLA, ask for additional test data. If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, to confirm or otherwise further evaluate the safety and effectiveness of the product. In addition, the FDA may, in some circumstances, impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials. Following approval, FDA may require labeling changes or impose new post-approval study, risk management, or distribution restriction requirements.
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
Manufacturing
We currently have one operational manufacturing facility located in Exton, Pennsylvania. As part of our continuing efforts to evaluate the best uses of our resources, in the fourth quarter of 2006, the Board of Directors approved the proposed closing of our UK operation. We completed the closure of our London manufacturing facility on March 31, 2007. We previously used our London facility for the commercialization of our process (for which we earned revenue from the sale of Isolagen Therapy in the United Kingdom and other non-US markets) and as a means to improve our manufacturing process.
The costs incurred in operating our Exton facility (except for costs related to general corporate administration) are currently classified as research and development expenses. All component parts used in our Exton, Pennsylvania manufacturing process are readily available with short lead times, and all machinery is maintained and calibrated. We believe we have made improvements in our manufacturing processes, and we expect to continue such efforts in the future.
Our Agera products are manufactured by a third-party contract manufacturer under a contract manufacturing agreement. The agreement is effective through July 2014.

Research and Development
In addition to our clinical development activities, our research and development activities include improving our manufacturing processes and reducing manufacturing costs. Fibroblasts are a general support cell for the tissue and, in addition to their direct production of collagen and elastin, produce endocrine factors, which we believe may assist in the growth or repair of surrounding tissues, such as the epidermis. We believe this effect is responsible for some of the positive results that physicians have observed when treating patients with severe scarring. We expense research and development costs as they are incurred. For the years ended December 31, 2007, 2006 and 2005, we incurred research and development expenses of $13.3 million, $8.8 million and $10.6 million, respectively.
Employees
As of March 1, 2008, we employed 42 people on a full-time basis, all located in the United States, and one employee, our Chief Executive Officer, who is based in Ireland and works in both Ireland and the United States. We anticipate hiring additional employees in the areas of executive management, sales and marketing, quality assurance, manufacturing and research and development as the need arises. We also employ 2 part-time Agera employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. We also employ consultants and temporary labor on an as needed basis to supplement existing staff.
Segment Information
Financial information concerning the Company’s business segments and geographic areas of operation is included in Note 15 in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Discontinued Operations
As part of our continuing efforts to evaluate the best uses of our resources, in the fourth quarter of 2006 our Board of Directors approved the closing of our United Kingdom operation. On March 31, 2007, we completed the closure of the United Kingdom manufacturing facility. As a result of the completion of the closure of the United Kingdom manufacturing facility, as of March 31, 2007 our United Kingdom operation was classified as a discontinued operation. In addition, as a result of the closure of our United Kingdom operation, the operations that we previously conducted in Switzerland and Australia, which had been absorbed into the United Kingdom operation, were also classified as discontinued operations as of March 31, 2007. Accordingly, the historical results of the United Kingdom, Switzerland and Australia have been retrospectively adjusted herein, for all period presented, to reflect the treatment of these operations as discontinued operations.
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
Potential and current investors should carefully consider the following risk factors prior to making any investment decisions regarding our securities.
We could fail to remain a going concern. We will need to raise substantial additional capital to fund our operations through the near term and through commercialization of our product candidates, and we do not have any commitments for that capital.
There exists substantial doubt regarding our ability to continue as a going concern. As discussed in Note 2 to the Consolidated Financial Statements-Going Concern, as of December 31, 2007 we had cash, cash equivalents and restricted cash of $17.0 million and working capital of $13.8 million (including our cash, cash equivalents and restricted cash). We believe our existing capital resources are adequate to finance our operations through September 1, 2008. We are focused on the advancement of our clinical trials, research and development, are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility.

We will need additional capital to achieve commercialization of our product candidates and to execute our business strategy, and if we are unsuccessful in raising additional capital we will be unable to achieve commercialization of our product candidates or unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at historically low price levels.
Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may terminate or delay our efforts related to regulatory approval of one or more of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities, any of which could cause our business may fail. Further, if we do not obtain additional funding prior to or during the third quarter of 2008, we may enter into bankruptcy during 2008 and possibly cease operations thereafter.
Our independent registered public accounting firm has modified their report for our fiscal year ended December 31, 2007 with respect to our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern modification in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2007 may materially and adversely affect our stock price and our ability to raise new capital.
Clinical trials may fail to demonstrate the safety or efficacy of our product candidates, which could prevent or significantly delay regulatory approval and prevent us from raising additional financing.
Prior to receiving approval to commercialize any of our product candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that our product candidates are both safe and effective. We will need to demonstrate our product candidates’ efficacy and monitor their safety throughout the process. We are conducting a pivotal Phase III clinical trial related to our lead facial aesthetic product candidate. The success of prior pre-clinical or clinical trials does not ensure the success of these trials, which are being conducted in populations with different racial and ethnic demographics than our previous trials. If our current trials or any future clinical trials are unsuccessful, our business and reputation would be harmed and the price at which our stock trades could be adversely affected. In addition, if our Phase III clinical trial related to our lead facial aesthetic product candidate is unsuccessful, we may be unable to raise additional equity or debt financing that we may require to continue to our operations.
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

Unlike our Phase III Nasolabial/Wrinkle trial, our Phase II/III Acne Scar trial is not subject to a Special Protocol Assessment (“SPA”) with the FDA. Isolagen has a photo guide for use in the evaluators’ assessment of acne study subjects. Our evaluator assessment scale and photo guide have not yet been used in a clinical trial.
Any failure or delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any product candidates, has the potential to materially harm our business, and may prevent us from raising necessary, additional financing that we may need in the future.
Higher than anticipated dropout rates of subjects in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.
Enrollment of 421 patients in our Phase III nasolabial/wrinkle trials was completed in February 2007. Our Phase III clinical trials include three separate treatment sessions for each subject followed by a 26 week efficacy observation period. Patient dropouts are expected and can occur for a variety of reasons. A subject who drops out of the trial prior to the 26 week post-treatment observation would, under the current protocol, be considered a “failure to respond” in the results of the clinical trial. As fewer patients complete a trial, a higher positive response rate to the therapy must be obtained for the group of remaining treated subjects in order to demonstrate statistically significant benefit compared to placebo. Our Phase III nasolabial/wrinkle trial consists of two studies, 006 and 005. Our 006 study enrolled 218 subjects and, as of March 3, 2008, has 191 remaining. Our 005 study enrolled 203 subjects and, as of March 3, 2008, has 168 remaining.
In October 2007, we submitted a protocol amendment to the FDA which, among other things, attempted to amend our Special Protocol Assessment to redefine the intent-to-treat population to exclude subjects for whom adequate cell yields could not be obtained for treatment. In December 2007, the FDA declined the Company’s protocol amendment, and as such the subject numbers remain as stated above. We continue to focus our efforts to prevent additional dropouts in both trials.
Higher than anticipated dropout rates may result in additional time, expense and uncertainty which may also affect our ability to obtain FDA clearance of our product and which could ultimately adversely affect our profitability and financial position.
Obtaining FDA and other regulatory approvals is complex, time consuming and expensive, and the outcomes are uncertain.
The process of obtaining FDA and other regulatory approvals is time consuming, expensive and difficult. Clinical trials are required and the marketing and manufacturing of our product candidates are subject to rigorous testing procedures. We have finished injections related to our pivotal Phase III clinical trial for our lead facial product candidate. Our other product candidates will require additional clinical trials. The commencement and completion of clinical trials for any of our product candidates could be delayed or prevented by a variety of factors, including:
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
We utilize bovine-sourced materials to manufacture our Isolagen Therapy. Future FDA regulations, as well as currently proposed regulations, may require us to change the source of the bovine-sourced materials we use in our products or to cease using bovine-sourced materials. If we are required to use alternative materials in our products, and in the event that such alternative materials are available to us, or if we choose to change the materials used in our products in the future, we would need to validate the new manufacturing process and run comparability trials with the reformulated product, which could delay our submission for regulatory approval.
Even if marketing approval from the FDA is received for one or more of our product candidates, the FDA may impose post-marketing requirements, such as:
•	labeling and advertising requirements, restrictions or limitations, including the inclusion of warnings, precautions, contra-indications or use limitations that could have a material impact on the future profitability of our product candidates;

•	testing and surveillance to further evaluate or monitor our future products and their continued compliance with regulatory standards and requirements;

•	submitting products for inspection;

•	suspending manufacturing; or

•	withdrawing marketing clearance.
We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.
Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and it is likely that we will continue to use our common stock or securities convertible into or exchangeable for our common stock to fund our working capital needs or to acquire technology, product rights or businesses, or for other purposes. If we issue additional equity securities, particularly during times when our common stock is trading at relatively low price levels, the price of our common stock may be materially and adversely affected.
We have yet to be profitable, losses may continue to increase from current levels and we will continue to experience significant negative cash flow as we expand our operations, which may limit or delay our ability to become profitable.
We have incurred losses since our inception, have never generated significant revenue from commercial sales of our products, and have never been profitable. We are focused on product development, and we have expended significant resources on our clinical trials, personnel and research and development. We expect these costs to continue to rise in the future. In addition, we have incurred, and will continue to incur, marketing and brand development costs for Agera, and will continue to incur such costs in the future. Our consolidated net losses for the years ended 2007, 2006 and 2005 were $35.6 million, $35.8 million and $35.8 million, respectively. As of December 31, 2007, we had an accumulated development stage net loss attributable to common shareholders of $162.6 million. We expect to continue to experience increasing operating losses and negative cash flow as we expand our operations.
We expect to continue to incur significant additional costs and expenses related to:
•	FDA clinical trials and regulatory approvals;

•	expansion of laboratory and manufacturing operations;

•	research and development;

•	brand development;

•	personnel costs;

•	development of relationships with strategic business partners, including physicians who might use our future products;

•	interest expense and amortization of issuance costs related to our outstanding note payables; and

•	legal defense costs related to our class action and derivative action matters and any threatened actions.
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
We may be unable to successfully commercialize any of our product candidates currently under development.
Before we can commercialize any of our product candidates in the United States, we will need to:
•	conduct substantial additional research and development;

•	successfully complete lengthy and expensive pre-clinical and clinical testing, including the Phase III clinical trial for our lead facial aesthetic product candidate;

•	successfully improve our manufacturing process; and

•	obtain FDA approvals.
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
We are focused on product development and have not generated significant revenue from commercial sales of our products to date. Prior to the fourth quarter of 2006 we offered the Isolagen Therapy for sale in the United Kingdom. Our United Kingdom operation had been operating on a negative gross margin as we investigated means to improve manufacturing technologies for the Isolagen Process. During the fourth quarter of 2006 we determined to cease offering our Isolagen Therapy in the United Kingdom, as part of our continuing efforts to evaluate the best uses of our resources. Our revenue for the years ended December 31, 2007, 2006 and 2005 was $1.4 million and $0.4 million and $0, respectively.

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
Even if we obtain FDA approval in the future and satisfy the FDA with regard to a validated manufacturing process, we still may be unable to commercially manufacture the Isolagen Therapy profitably. Our manufacturing cost has been subject to fluctuation, depending, in part, on the yields obtained from our manufacturing process. There is no guarantee that future manufacturing improvements will result in a manufacturing cost low enough to effectively compete in the market. Further, we currently manufacture the Isolagen Therapy on a limited basis (for research and development and for trial purposes only) and we have not manufactured commercial levels of the Isolagen Therapy in the United States. Such commercial manufacturing volumes, in the future, could lead to unexpected inefficiencies and result in unprofitable performance results.
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
The subjects in our clinical trials are required to sign Informed Consent Forms. These forms are subject to amendment based on new knowledge obtained during the execution of our clinical trials or based on changes to the basic design or administration of our clinical trials. In the early stages of producing our Isolagen Therapy, we utilize certain raw materials, which include antibiotics, bovine-sourced materials and other animal-based materials. We have in the past amended our Informed Consent Form to address these items. Amendments made to our Informed Consent Form could give rise to delays in our clinical development programs.
If physicians do not follow our established protocols, the efficacy and safety of our product candidates may be adversely affected.
We are dependent on physicians to follow our established protocols both as to the administration and the handling of our product candidates in connection with our clinical trials, and we will continue to be dependent on physicians to follow such protocols if our product candidates are commercialized. The treatment protocol requires each physician to verify the patient’s name and date of birth with the patient and the patient records immediately prior to injection. In the event more than one patient’s cells are delivered to a physician or we deliver the wrong patient’s cells to the physician, which has occurred in the past, it is the physician’s obligation to follow the treatment protocol and assure that the patient is treated with the correct cells. If the physicians do not follow our protocol, the efficacy and safety of our product candidates may be adversely affected.
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
Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to:
•	the level of demand for the products that we may develop;

•	the timely and successful implementation of improved manufacturing processes;

•	our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;

•	the amount and timing of expenditures by practitioners and their patients;

•	introduction of new technologies;

•	product liability litigation, class action and derivative action litigation, or other litigation;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

•	the state of the debt and/or equity markets at the time of any proposed offering we choose to initiate;

•	our ability to successfully integrate new acquisitions into our operations;

•	government regulation and legal developments regarding our Isolagen Therapy in the United States and in the foreign countries in which we may operate in the future; and

•	general economic conditions.
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
We may be liable for product liability claims not covered by insurance, and we have been publicly threatened with claims related to our product in the United Kingdom.
Physicians who used our facial aesthetic product in the past, or who may use any of our future products, and patients who have been treated by our facial aesthetic product in the past, or who may use any of our future products, may bring product liability claims against us. In particular, we have received negative publicity and negative correspondence from patients in the United Kingdom that had previously received our treatment. More recently, we received a written demand by an attorney representing approximately 82 former patients each claiming, on average, £3,500 (or approximately $7,000), plus unquantified interest and incidental expenses. To date, no formal legal action has been brought by the attorney against us. While we have taken, and continue to take, what we believe are appropriate precautions, we may be unable to avoid significant liability exposure. We currently keep in force product liability insurance, although such insurance may not be adequate to fully cover any potential claims or may lapse in accordance with its terms prior to the assertion of claims. We may be unable to obtain product liability insurance in the future, or we may be unable to do so on acceptable terms. Any insurance we obtain or have obtained in the past may not provide adequate coverage against any asserted claims. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
The discovery of previously unknown problems with our future products may result in restrictions of the products, including withdrawal from the market. In addition, the FDA may revisit and change its prior determinations with regard to the safety or efficacy of our future products. If the FDA’s position changes, we may be required to change our labeling or cease to manufacture and market our future products. Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our future products if concerns about their safety or efficacy develop.
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
Our sales, marketing, and scientific/educational grant programs, if any in the future, must also comply with applicable requirements of the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act.
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
We are dependent on the efforts of our key management and scientific staff. The loss of any of these individuals, or our inability to recruit and train additional key personnel in a timely manner, could materially and adversely affect our business and our future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. We have employment agreements with most of our key management personnel, but some of these people are employed “at-will,” and any of them may elect to pursue other opportunities at any time. We have no present intention of obtaining key man life insurance on any of our executive officers or key management personnel.
We will need to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the future.
In the future, we may need to seek additional senior executives, as well as technical and managerial staff members. There is a high demand for highly trained executive, technical and managerial personnel in our industry. We do not know whether we will be able to attract, train and retain highly qualified technical and managerial personnel in the future, which could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to effectively promote our brands and establish a competitive position in the marketplace, our business may fail.
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

As of December 31, 2007, we had 8 issued U.S. patents, 6 pending U.S. patent applications, 32 granted foreign patents, and 19 pending foreign applications. However, we may not be able to obtain additional patents relating to our technology or otherwise protect our proprietary rights. If we fail to obtain or maintain patents from our pending and future applications, we may not be able to prevent third parties from using our proprietary technology. We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents that we control or are effectively maintained by us as trade secrets. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.
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
Our charter documents provide for staggered terms for the members of our Board of Directors. Our Board of Directors is divided into three staggered classes, and each director serves a term of three years. At stockholders’ meetings, only those directors comprising one of the three classes will have completed their term and be subject to re-election or replacement.
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
The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 1, 2008, there were 41,639,408] shares of common stock issued and 37,639,408 outstanding. All of our outstanding shares are freely transferable without restriction or further registration under the Securities Act.
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
As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on the company’s internal control over financial reporting. Ineffective internal controls over our financial reporting have occurred in the past and may arise in the future. As a consequence, our investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition, and prevent us from fulfilling our obligations under the notes.
We have a substantial level of debt. As of December 31, 2007, we had approximately $90.5 million of indebtedness outstanding (including related accrued interest of $0.5 million). The level and nature of our indebtedness, among other things, could:
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
General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance, which may affect our ability to make principal and interest payments on our indebtedness. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:
•	seek additional financing in the debt or equity markets, and the documentation governing any future financing may contain covenants that limit or restrict our strategic, operating or financing activities;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets;

•	reduce or delay planned capital expenditures;

•	reduce or delay planned research and development expenditures; and/or

•	enter into bankruptcy protection.
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
On March 3, 2008, the per share closing price of our common stock was $0.61. From January 1, 2006 until December 31, 2007, the per share closing price of our common stock ranged from $1.76 to $5.00 per share. The value of our common stock may decline regardless of our operating performance or prospects. The market price of our common stock is subject to significant fluctuations in response to the factors in this section and other factors, including:
•	market reaction to our capitalization, cash reserves and utilization of cash;

•	market reaction to announcements regarding our management;

•	the success or failure of our product development efforts, especially those related to obtaining regulatory approvals domestically and internationally;

•	the implementation of improved manufacturing processes;

•	technological innovations developed by us or our competitors;

•	variations in our operating results and the extent to which we achieve our key business targets;

•	differences between our reported results and those expected by investors and securities analysts;

•	market reaction to any acquisitions or joint ventures announced by us or our competitors; and

•	developments with respect to the class and derivative action litigation of which we are currently defendants, or development with respect to threatened litigation.
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
Our corporate headquarters and manufacturing operations are located in Exton, Pennsylvania. We currently lease approximately 86,500 square feet. This lease is noncancelable through March 31, 2013.
During 2006, we entered into a lease for approximately 2,200 square feet of office space in Santa Barbara, California to support the Office of the Chief Executive and his staff, Investor Relations and our Business Development management team. This lease is noncancelable through August 31, 2008. We will not renew this lease as we are in the process of closing this Santa Barbara, California office.
We currently lease approximately 14,800 square feet of office and laboratory space in Houston, Texas. Our lease expires April 30, 2008 and we do not expect to renew this lease. During 2006, we relocated our research and development activities to our Exton, Pennsylvania facility and we also subleased approximately 50% of the Houston, Texas facility to a third-party tenant.

During 2006, the Board of Directors approved the proposed closing of our UK operation, including our commercial manufacturing facility and cellular laboratory located in London, England. This London, England facility consists of approximately 11,800 square feet under a lease that expires in March 2010. The facility was closed during the first half of 2007. We are attempting to sublease the facility to a third-party.
In April 2005, we acquired a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland. During 2006, management placed the corporate campus on the real estate market for sale. See “Assets Held for Sale” in Note 3 of Notes to Consolidated Financial Statements.

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
On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005. The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors. The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities. The complaint also purports to assert claims against CIBC World Markets Corp., Legg Mason Wood Walker, Inc., Canaccord Adams, Inc. and UBS Securities LLC as underwriters in connection with an April 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes. On November 1, 2006, the defendants moved to dismiss the complaint. On September 26, 2007, the court denied the Company’s motions to dismiss the complaint. On November 6, 2007, the court entered a scheduling order that provides for discovery to be complete by June 8, 2009.

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
On September 28, 2005, Carmine Vitale filed an action styled, Case No. 2005-61840, Carmine Vitale v. Frank DeLape, et al. in the 55th Judicial District Court of Harris County, Texas and in February 2006 Mr. Vitale filed an amended petition. In this action, the plaintiff purports to bring a shareholder derivative action on behalf of the Company against certain of the Company’s current and former officers and directors. The Plaintiff alleges that the individual defendants breached their fiduciary duties to the Company and engaged in other wrongful conduct. Jeffrey Tomz, who formerly served as Isolagen’s Chief Financial Officer, was accused of engaging in insider trading of Isolagen stock through a proxy. The plaintiff did not make a demand on the Board of Isolagen prior to bringing the action and plaintiff alleges that a demand was excused under the law as futile.
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
On October 8, 2005, Richard Keene filed an action styled, C.A. No. H-05-3441, Richard Keene v. Frank M. DeLape et al., in the United States District Court for the Southern District of Texas. This action makes substantially similar allegations as the original complaint in the Vitale action. The plaintiff also alleges that his failure to make a demand on the Board prior to filing the action is excused as futile.
The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion. On January 24, 2007, the court denied the plaintiff’s motion to file a second amended complaint, and on April 10, 2007 the court granted the defendants’ motion to dismiss and dismissed the amended complaint without prejudice. On May 9, 2007, plaintiff filed a notice of appeal from the January 24, 2007 order denying plaintiff’s motion to file a second amended complaint, and from the April 10, 2007 order dismissing plaintiff’s amended complaint without prejudice. The appeal is fully briefed.
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
On February 14, 2008, Ronald Beattie filed an action styled C.A. No. 08-724, Ronald Beattie v. Michael Macaluso, et al., in the United States District Court for the Eastern District of Pennsylvania. This action makes substantially similar allegations as the original complaint in the Vitale action. The complaint has not yet been served on the Company.
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
Indemnity Demands
Mr. Jeffrey Tomz
After the above referenced litigations were commenced, Mr. Jeffrey Tomz, who formerly served as Isolagen’s Chief Financial Officer, demanded reimbursement of his costs of defense, and reimbursement for the costs of responding to a Securities and Exchange Commission investigation of his alleged insider trading in Isolagen stock. It is understood that Tomz’s defense costs to date amount to approximately $0.3 million.
As the Vitale matter has now been resolved in favor of all defendants, including Mr. Tomz, the Company is presently obligated to reimburse him for the reasonable and necessary costs of defending all claims asserted therein other than the insider trading allegations. Although decided on jurisdictional grounds, it is likely the Company is also obligated to reimburse Mr. Tomz for the reasonable and necessary costs incurred in defending the Fordyce matter given that it has also been resolved in favor of all defendants. The Company would be liable to reimburse Mr. Tomz for the reasonable and necessary costs of defense in the Keene case if it is affirmed on appeal and in the putative securities cases should he prevail in that action. The Company has refused to pay the amount of fees and expenses for which Mr. Tomz has sought reimbursement because it believes they are excessive, duplicative and have not been properly segregated between reimbursable and non-reimbursable claims. The Company has negotiated an acceptable compromise for the amounts billed by Mr. Tomz’s local Pennsylvania counsel for an amount less than $0.1 million.
Prior to the resolution of the various derivative actions, Mr. Tomz filed a demand for arbitration seeking advancement of his defense costs. He subsequently agreed to stay those proceedings. At present, Mr. Tomz has not sought to lift this stay and it is uncertain whether he will attempt to do so in the future.
The Company has accrued less than $0.1 million in the accompanying Consolidated Financial Statements as of December 31, 2007 with respect to Mr. Tomz’s existing defense costs in dispute. The Company intends to seek reimbursement under its directors and officers liability policy for any amounts paid to reimburse Mr. Tomz for his defense costs, which includes less than $0.1 million paid to date.
Underwriters
The Underwriters have each demanded that the Company indemnify, hold harmless and defend them with respect to the claims asserted in the putative securities actions. The total amount demanded to date is less than $0.3 million, however, we believe that cumulative future amounts of these defense costs are likely to be significant, although these cumulative future amounts cannot be estimated at this time.

Isolagen has denied this demand on numerous grounds, including that: (i) as to the November 2004 convertible notes offering, it only agreed to indemnify the Underwriters for any losses resulting from any untrue statement, or alleged untrue statement, of material fact in the offering documents provided by the Company to a holder or prospective purchaser of securities, and plaintiffs’ claims in the securities action are not based upon alleged untrue statements in any such documents; (ii) as to the June 2004 secondary offering, it only agreed to indemnify the Underwriters for untrue statements, or alleged untrue statements, of material fact, in the preliminary prospectus, registration statement, prospectus or any amendment thereof, and there were no such untrue statements in any such document; (iii) Isolagen assumed no duty to defend or advance defense costs; and (iv) Isolagen satisfied whatever duty to defend it may have to the Underwriters by offering to assume the Underwriters’ defense. Accordingly, we have not accrued any amounts related to the Underwriters’ defense costs in our Consolidated Financial Statements.
United Kingdom
Subsequent to the Company’s public announcement regarding the closure of the United Kingdom operation, the Company received negative publicity and negative correspondence from former patients in the United Kingdom that previously received our treatment. More recently, the Company received a written demand by an attorney representing approximately 82 former patients each claiming negligent misstatements were made and each claiming, on average, £3,500 (or approximately $7,000), plus unquantified interest and incidental expenses. The Company is in the process of evaluating the merits of the claims made in the demand. To date, no formal legal action has been brought by the attorney against the Company, and no provision has been recorded in the consolidated financial statements related to this matter.
Other
We are involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Company’s financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
On November 5, 2007, we held our 2007 Annual Meeting of Stockholders at our office in Exton, Pennsylvania. Dr. Kenneth A. Selzer, Mr. Steven Morrell, and Mr. Marshall G. Webb were elected as directors by our stockholders at the meeting to serve until the 2010 annual meeting of stockholders or until their respective successors have been duly elected and qualified. The Company’s stockholders ratified the appointment of BDO Seidman, LLP as the Company’s auditors for the year ending December 31, 2007.
The results of the vote were as follows:
1.	To ratify the appointment of BDO Seidman, LLP as the Company’s auditors for the year ending December 31, 2007.

Shares voted FOR / AGAINST / ABSTAINING:	33,120,713 / 136,638 / 54,576
2.	To elect three directors to hold office until the Company’s 2010 annual meeting of stockholders, or until his successor is duly elected and qualified.

Shares voted FOR / WITHHELD Mr. Steven Morrell:	31,935,719 / 1,376,208

Shares voted FOR / WITHHELD Mr. Marshall G. Webb:	32,069,017 / 1,242,910

Shares voted FOR / WITHHELD Dr. Kenneth A. Selzer:	33,009,911 / 302,016

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	December 31,		December 31,
	2007		2006
	High	Low	High	Low
First Quarter	$3.93	$1.98	$2.72	$1.84
Second Quarter	5.00	3.54	4.20	1.76
Third Quarter	4.19	2.04	3.99	3.20
Fourth Quarter	3.40	2.24	3.67	2.84
The closing price of our common stock on March 3, 2008 was $0.61.
Holders
As of March 1, 2008, we had 383 stockholders of record of our common stock.
Dividends
We have never paid any cash dividends on our common stock. We anticipate that we will retain future earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
We did not sell unregistered securities during the fourth quarter of 2007.
Purchases of Equity Securities.
We did not repurchase any of our equity securities during the fourth quarter of 2007.

Stock Performance Graph
The following graphs our performance in the form of cumulative total return to holders of our common stock since December 31, 2002 in comparison to the AMEX Composite Index, and the AMEX Biotech Index for that same period. The graph assumes that $100 was invested on December 31, 2002 in each of our common stock, the AMEX Composite Index, and the AMEX Biotech Index, and that all dividends were reinvested. The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not necessarily indicative of, or intended to forecast, the potential future performance of our common stock. The stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act, or incorporated by reference in any document so filed.

	12/02	12/03	12/04	12/05	12/06	12/07

Isolagen, Inc.	100.00	107.69	151.35	35.58	56.35	48.27
AMEX Composite	100.00	143.18	175.20	215.26	257.04	299.37
AMEX Biotechnology	100.00	159.74	181.93	237.92	227.81	208.94
Peer Group	100.00	139.54	185.38	228.39	250.49	264.13

Item 6.	Selected Financial Data
Our selected consolidated financial information presented as of December 31, 2007, 2006, 2005, 2004 and 2003 and for each of the five years ended December 31, 2007 was derived from our audited consolidated financial statements.
This information should be read in conjunction with the historical consolidated financial statements and related notes included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have classified our discontinued operations as discontinued operations for all periods presented herein (see Note 5 of Notes to Consolidated Financial Statements).

	For the Year Ended December 31,
	2007 (1)(3)	2006 (1)(3)	2005	2004	2003
Consolidated Statement of Operations Data:
Revenue	$1,400,986	$384,389	$—	$—	$—
License fees	—	—	—	—	—

Total revenue	1,400,986	384,389	—	—	—
Cost of sales	656,029	194,197	—	—	—
Selling, general and administrative expenses	18,730,863	13,174,960	14,000,977	9,717,713	4,491,259
Research and development	13,298,338	8,796,219	10,592,170	4,647,553	3,100,059

Operating loss	(31,284,244)	(21,780,987)	(24,593,147)	(14,365,266)	(7,591,318)
Other income (expense)
Interest income	901,262	2,261,899	2,808,328	558,536	40,663
Other income	150,138	—	—	84,359	55,663
Interest expense	(3,899,239)	(3,899,239)	(3,912,059)	(636,676)	—
Minority interest	246,347	78,132	—	—	—

Loss before income taxes from continuing operations	(33,885,736)	(23,340,195)	(25,696,878)	(14,359,047)	(7,494,993)
Income tax benefit	—	190,754	—	—	—

Loss from continuing operations	(33,885,736)	(23,149,441)	(25,696,878)	(14,359,047)	(7,494,993)
Loss from discontinued operations, net of tax	(1,687,378)	(12,671,965)	(10,080,706)	(7,115,422)	(3,773,301)

Net loss	(35,573,114)	(35,821,406)	(35,777,584)	(21,474,469)	(11,268,294)

Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	(1,244,880)
Preferred stock dividends	—	—	—	—	(1,087,200)

Net loss attributable to common shareholders	$(35,573,114)	$(35,821,406)	$(35,777,584)	$(21,474,469)	$(13,600,374)

Per share information
Net loss from continuing operations—basic and diluted	$(1.02)	$(0.76)	$(0.85)	$(0.47)	$(0.39)
Net loss from discontinued operations— basic and diluted	(0.05)	(0.42)	(0.33)	(0.24)	(0.19)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	(0.06)
Preferred stock dividends	—	—	—	—	(0.06)

Net loss attributable to common shareholders	$(1.07)	$(1.18)	$(1.18)	$(0.71)	$(0.70)

Weighted average shares outstanding	33,093,370	30,309,439	30,245,283	30,116,827	19,297,865

	As of December 31,
	2007 (2)	2006 (2)	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents, restricted cash and available-for-sale investments	$17,042,102	$33,266,742	$67,013,659	$116,139,016	$15,935,558
Working capital	13,805,981	29,487,802	61,130,870	111,061,724	14,367,768
Total assets	39,491,190	57,286,875	90,179,922	128,121,138	19,644,465
Total liabilities	96,284,125	96,806,084	98,276,819	99,135,713	2,380,740
Total shareholders equity (deficit)	(58,650,961)	(41,623,582)	(8,096,897)	28,985,425	17,263,725

(1)	Includes the results of operations of Agera, which was acquired August 10, 2006 from the date of acquisition to December 31, 2006. See Note 4 of Notes to Consolidated Financial Statements.

(2)	Includes the assets and liabilities of Agera which was acquired August 10, 2006.

(3)	Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures. As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the years ended December 31, 2007 and 2006 was $1.8 million and $1.1 million higher, respectively, than if it had continued to account for share-based compensation under APB No. 25 (refer to Note 13 in Notes to Consolidated Financial Statements for further stock-based compensation discussion).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an aesthetic and therapeutic company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burns with a patient’s own, or autologous, fibroblast cells produced in our proprietary Isolagen Process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication utilizing the Isolagen Process is for the treatment of wrinkles and is currently in Phase III clinical development. We have also initiated a Phase II/III study in acne scars, a Phase II study for restrictive burn scars and have ongoing Phase II trials in full face rejuvenation and periodontal disease. We also develop and market an advanced skin care product line through our Agera Laboratories, Inc. subsidiary, in which we acquired a 57% interest in August 2006.
We sometimes refer to our product candidates in the aggregate as Isolagen Therapy. From 2002 through 2006, we made Isolagen Therapy available to physicians primarily in the United Kingdom. In the fourth quarter of 2006, our Board of Directors approved closing our United Kingdom operation. Our United Kingdom operation was shutdown on March 31, 2007 (as more fully discussed in Note 5 in Notes to the Consolidated Financial Statements and below). We have refocused our management and capital resources on the management of our clinical trials, and funding thereof.
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
Going Concern
At December 31, 2007, we have cash, cash equivalents and restricted cash of $17.0 million and working capital of $13.8 million (including our cash, cash equivalents and restricted cash). We believe that its existing capital resources are adequate to finance our operations through at least September 1, 2008. We estimate that we will require additional cash resources during the third quarter of 2008 based upon our current operating plan and condition. This estimate excludes any proceeds that would be realized upon the sale of the Swiss campus (discussed further below under Factors Affecting Our Capital Resources).
Through December 31, 2007, we have been primarily engaged in developing our initial product technology and recruiting personnel. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2008. We expect to finance our operations primarily through our existing cash and any future financing, including the sale of assets. However, there exists substantial doubt about our ability to continue as a going concern. We will be required to obtain additional capital in the future to continue our operations. There is no assurance that we will be able to obtain any such additional capital as we need to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Further, if we do not obtain additional funding prior to or during the third quarter of 2008, we may enter into bankruptcy during 2008 and possibly cease operations thereafter.
We filed a shelf registration statement on Form S-3 during June 2007, which was subsequently declared effective by the SEC. The shelf registration allows us the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. In August 2007, we sold under this shelf registration statement 6,746,647 shares of common stock to institutional investors, raising proceeds of $13.8 million, net of offering costs. We may offer and sell up to an additional $36.2 of common stock pursuant to this shelf registration.

Our ability to complete additional offerings, including any additional offerings under our shelf registration statement, is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of our company and the offering terms. In addition, our ability to complete an offering may be dependent on the status of our clinical trials, and in particular, the status of our Phase III clinical trial for the treatment of wrinkles, which cannot be predicted. We are also continuing its efforts to sell our Swiss campus (see Note 3). We will add any proceeds from the sale of the Swiss campus to our working capital, which would partially alleviate our need to obtain financing from other sources. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent upon our ability to secure additional adequate financing or capital prior to or during the third quarter of 2008. If we are unable to obtain additional sufficient funds during this time, we will be required to terminate or delay our efforts to obtain regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements and/or delay the expansion of our sales and marketing capabilities. Any of these actions would have an adverse effect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.
The report of our independent registered public accounting firm, BDO Seidman, LLP, contains a modification concerning our ability to continue as a going concern.
Closure of the United Kingdom Operation
As part of our continuing efforts to evaluate the best uses of our resources, in the fourth quarter of 2006 our Board of Directors approved the proposed closing of the United Kingdom operation. On March 31, 2007, we completed the closure of the United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of December 31, 2007, the remaining lease obligation approximated $0.5 million. The administrative site lease expired in April 2007.
Since our public announcement regarding the closure of the United Kingdom operation, we have received negative publicity and negative correspondence from former patients in the United Kingdom that previously received our treatment. More recently, we received a written demand by an attorney representing approximately 82 former patients each claiming negligent misstatements were made and each claiming, on average, £3,500 (or approximately $7,000), plus unquantified interest and incidental expenses. We are in the process of evaluating the merits of the claims made in the demand. To date, no formal legal action has been brought by the attorney against the Company, and no provision has been recorded in the consolidated financial statements related to this matter.
With the closure of the United Kingdom operation on March 31, 2007, our European operations (both the United Kingdom and Switzerland) and Australian operations have been presented in the financial statements as discontinued operations for all periods presented. See Note 5 of Notes to Consolidated Financial Statements.
Critical Accounting Policies
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 3 of the Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our critical accounting policies and estimates.

Going Concern: As disclosed in Note 2 to the Consolidated Financial Statements, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. This conclusion is based on estimates of our future spending and future funding required during 2008. We will be required to obtain additional capital in 2008 to continue and expand our operations. There is no assurance that we will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all.
At December 31, 2007, our cash, cash equivalents and restricted cash balance was $17.0 million. For the year ended December 31, 2007, our cash used in operations and investing activities was nearly $30 million. These factors, as well as our future spending estimates, were important factors in concluding that substantial doubt exists about our ability to continue as a going concern. We believe these estimates are particularly important to the understanding of our financial position.
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

The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. This change in accounting resulted in the recognition of compensation expense of $1.8 million and $1.1 million related to our employee and director stock options for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, we granted stock options to purchase 0.7 million shares of our common stock. As of December 31, 2007, there was $1.8 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2007, there was $0.8 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.
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
In March 2007, and in connection with the separation of the Company’s President, the Company agreed to modify certain of the President’s stock options such that (1) 120,000 unvested, time-based stock options would vest immediately and (2) of 400,000 performance based stock options, 100,000 would be cancelled and the remaining 300,000 would be extended such that the 300,000 options would expire 10 years from the original grant date, as opposed to expiring upon termination of employment. The 300,000 performance based stock options will continue to be subject to the same performance based vesting requirements. The 120,000 modified stock options were valued using the Black-Scholes valuation model, and resulted in $0.3 million charge to selling, general and administrative expense during the year ended December 31, 2007. The 300,000 modified performance stock options were valued using the Black-Scholes valuation model, and resulted in $0.8 million charge to selling, general and administrative expense during the year ended December 31, 2007. Two other employee stock option modifications resulted in less than $0.1 million charge to selling, general and administrative expense during the year ended December 31, 2007.
Accounting for Legal Matters: As discussed in Note 11 of Notes to Consolidated Financial Statements, set forth elsewhere in this Report, we are currently defending ourselves against various class and derivative actions. We have also received threats of litigation and demands from former patients associated with our United Kingdom operation. We intend to defend ourselves vigorously against these actions. We cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in our consolidated financial statements. Generally, a loss must be both reasonably estimable and probable in order to record a provision for loss. We will expense our legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. Although we have not recorded a provision for loss regarding these matters, a loss could occur in a future period.
We are involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management currently believes that the results will not have a material impact on our financial statements.

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
Results of Operations—Comparison of Years Ending December 31, 2007 and 2006
REVENUES. Revenue increased $1.0 million to $1.4 million for the year ended December 31, 2007, as compared to $0.4 million for the year ended December 31, 2006. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology. On a pro forma basis, assuming that Agera had been acquired on January 1, 2006, our revenue would have been $1.2 million for the year ended December 31, 2006. Due to our financial statement presentation of our United Kingdom operation as a discontinued operation, our revenue for all periods presented is representative of only Agera, as all historical United Kingdom revenue is reflected in loss from discontinued operations. We currently expect first quarter 2008 revenue to be approximately $0.2 million.
COST OF SALES. Costs of sales increased to $0.7 million for the year ended December 31, 2007, as compared to $0.2 million for the year ended December 31, 2006. Our cost of sales relates to the operation of Agera.
As a percentage of revenue, Agera cost of sales were approximately 47% for the year ended December 31, 2007 and approximately 50% for the year ended December 31, 2006. On a pro forma basis, assuming Agera had been acquired on January 1, 2006, our cost of sales as a percentage of revenue would have been 50% for the full year ended December 31, 2006. The decrease in 2007 cost of sales as a percentage of revenue, as compared to 2006, is primarily due to selling price increases implemented during 2007.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $5.6 million, or 42%, to $18.7 million for the year ended December 31, 2007, 2007, as compared to $13.2 million for the year ended December 31, 2006. The increase in selling, general and administrative expense is primarily due to the following:
a) Additional severance expense and related costs associated with the termination of our President, pursuant to a settlement agreement executed in June 2007, resulted in an additional $4.6 million of selling, general and administrative expense for the year ended December 31, 2007 (see Notes 11 and 13 of Notes to Consolidated Financial Statements).
b) Salaries, bonuses and payroll taxes increased by approximately $0.1 million to $5.3 million for the year ended December 31, 2007, as compared to $5.2 million for the year ended December 31, 2006, due to an increase in the average number of our employees, primarily at the executive management level, which resulted in higher salary expense. The higher salary expense was partially offset by lower bonuses earned for the year ended December 31, 2007 as compared to December 31, 2006.
c) Marketing expense increased by approximately $0.2 million to $0.8 million for the year ended December 31, 2007, as compared to $0.6 million during the year ended December 31, 2006 due primarily to marketing and promotional efforts related to marketing and selling our Agera line of advanced skin care systems.
d) Travel expense increased by approximately $0.1 million to $0.7 million for the year ended December 31, 2007, as compared to $0.6 million for the year ended December 31, 2006 due to the increase in the number of our employees, primarily at the executive management level, and increase in business development activities during 2007.

e) Other general and administrative operating costs increased by approximately $1.6 million to $6.8 million for the year ended December 31, 2007, as compared to $5.2 million for the year ended December 31, 2006 due primarily to costs of approximately $0.8 million related to our withdrawn and terminated debt offering, increased business development activities and increased investor relations costs of $0.6 million for the year ended December 31, 2007, as well as the addition of general expenses related to our August 2006 acquisition of Agera. We incurred non-cash amortization expense related to our Agera intangible assets of approximately $0.3 million for the year ended December 31, 2007, as compared to $0.1 million for the year ended December 31, 2006.
f) Legal expenses decreased by approximately $1.0 million to $0.6 million for the year ended December 31, 2007, as compared to $1.6 million for the year ended December 31, 2006. For the years ended December 31, 2007 and December 30, 2006, we received $1.7 million and $0.9 million, respectively, of reimbursements from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received these reimbursements, our legal expenses would have been $2.3 million for the year ended December 31, 2007 and $2.5 million for the year ended December 31, 2006. Excluding the insurance carrier reimbursement, legal expenses remained relatively consistent. In general, our legal expense, net, fluctuates primarily as a result of the level of class action and derivative action defense costs incurred during a particular period and as a result of the timing of related insurance carrier reimbursements for defense costs. Such reimbursements are recorded when received. As discussed in Note 11 of Notes to Consolidated Financial Statements, on September 26, 2007 the Court denied our motion to dismiss the complaint in the federal securities litigation against us, and on November 6, 2007 the court entered a scheduling order that provides that discovery be completed by June 8, 2009. The commencement of the discovery process in this matter will likely cause legal expenses to increase in 2008.
RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $4.5 million for the year ended December 31, 2007 to $13.3 million, as compared to $8.8 million for the year ended December 31, 2006. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Isolagen Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Isolagen Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of December 31, 2007 was $44.0 million.
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
The major changes in research and development expenses are due primarily to the following:
a) Consulting expense increased by approximately $3.0 million to $6.6 million for the year ended December 31, 2007, as compared to $3.6 million for the year ended December 31, 2006, as a result of increased expenditures related to our current wrinkle/nasolabial fold study and acne scar study, and preparations related to other clinical trials such as restrictive burn scars.
b) Salaries, bonuses and payroll taxes increased by approximately $0.6 million to $3.0 million for the year ended December 31, 2007, as compared to $2.4 million for the year ended December 31, 2006, as a result of increased employees engaged in research and development activities.
c) Laboratory costs increased by approximately $0.6 million to $1.5 million for the year ended December 31, 2007, as compared to $0.9 million for the year ended December 31, 2006, as a result of increased clinical and manufacturing activities in our Exton, Pennsylvania location.

d) Contract labor support related to our clinical manufacturing operation increased $0.5 million to $0.5 million for the year ended December 31, 2007, as compared to less than $0.1 million for the year ended December 31, 2006, as a result of increased clinical activities in our Exton, Pennsylvania location.
e) Facilities, depreciation and travel costs decreased $0.2 million to $1.7 million for the year ended December 31, 2007, as compared to $1.9 million for the year ended December 31, 2006.
LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The United Kingdom operation was closed in March 2007, as compared to normal operations during the year ended December 31, 2006.
The loss from discontinued operations decreased by approximately $11.0 million for the year ended December 31, 2007 to $1.7 million, as compared to $12.7 million for the year ended December 31, 2006. The $1.7 million loss from discontinued operations during the year ended December 31, 2007 consisted of $1.1 million of losses incurred during the first quarter 2007, which was the United Kingdom’s last quarter of full operations, and $0.6 million of second, third and fourth quarter 2007 losses (which, after closure of the operation, primarily consisted of facility expense, legal expense and public relations costs, as well as costs to maintain our Switzerland corporate campus held for sale). The $1.1 million loss from discontinued operations during the three months ended March 31, 2007 primarily consisted of the following:
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
INTEREST INCOME. Interest income decreased approximately $1.4 million to $0.9 million for the year ended December 31, 2007, as compared to $2.3 million for the year ended December 31, 2006. The decrease in interest income of $1.4 million resulted from a decrease in the amount of cash, cash equivalents and restricted cash balances, as a result of our use of these balances primarily to fund our normal operating activities related to our efforts to gain FDA approval for our Isolagen Therapy.
INTEREST EXPENSE. Interest expense remained constant at $3.9 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.8 million for each of the years ended December 31, 2007 and 2006, respectively.
NET LOSS. Net loss decreased $0.2 million to $35.6 million for the year ended December 31, 2007, as compared to a net loss of $35.8 million for the year ended December 31, 2006. This decrease in net loss primarily represents the effects of our decrease in loss from discontinued operation and additional gross profit of $0.6 million, offset by the increases in our selling, general and administrative expenses and research and development expenses and reductions in interest income, as discussed above.
Results of Operations—Comparison of Years Ending December 31, 2006 and 2005
REVENUE. Revenue increased $0.4 million for the year ended December 31, 2006, as compared to zero for the year ended December 31, 2005. The increase in revenue is due to the acquisition of Agera on August 10, 2006, which markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology. On a pro forma basis, assuming that Agera had been acquired on January 1, 2006 and 2005, respectively, our revenue would have been $1.2 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively.

COST OF SALES. Costs of sales increased to $0.2 million for the year ended December 31, 2006, as compared to zero for the year ended December 31, 2005.
As a percentage of revenue, Agera cost of sales were approximately 50% for the year ended December 31, 2006. Agera’s cost of sales, as a percentage of revenue, for all of 2006 and 2005 (including the periods prior to our August 10, 2006 acquisition of a 57% interest in Agera) were 46% and 37%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $0.8 million, or 6%, to $13.2 million for the year ended December 31, 2006, as compared to $14.0 million for the year ended December 31, 2005. This decrease was net of the effect of a $0.6 million increase in selling, general and administrative expenses for expenses of Agera for the period August 10, 2006 to December 31, 2006. The decrease in selling, general and administrative expense is primarily due to the following:
a) Salaries, bonuses and payroll taxes increased by approximately $2.1 million to $5.2 million for the year ended December 31, 2006, as compared to $3.1 million for year ended December 31, 2005, due to an increase in the number of our employees, primarily at the executive management level, which resulted in higher salary and bonus expense of $1.3 million during the year ended December 31, 2006. Additionally, as the result of the adoption of SFAS 123(R) on January 1, 2006, equity-based compensation was approximately $1.1 million higher in 2006 as compared to the prior year. These increases were offset by a decrease in severance expense during 2006 of $0.3 million. We incurred $0.2 million of severance expense in the year ended December 31, 2006, as compared to $0.5 million in the year ended December 31, 2005.
b) Marketing expense increased by approximately $0.2 million to $0.6 million for the year ended December 31, 2006, as compared to $0.4 million for year ended December 31, 2005 due primarily to increased marketing and promotional efforts related to marketing and selling our complete line of advanced skin care systems under the trade name Agera, since our acquisition of Agera on August 10, 2006.
c) Travel expense decreased by approximately $0.2 million to $0.6 million for the year ended December 31, 2006, as compared to $0.8 million for year ended December 31, 2005, due to less travel between our Houston, Texas and Exton, Pennsylvania facilities as a result of our closing of the Houston office during 2006.
d) Consulting expense decreased by approximately $0.1 million to $0.7 million for the year ended December 31, 2006, as compared to $0.8 million for the year ended December 31, 2005 primarily due to decreased recruiting costs during 2006.
e) Legal expenses, net, increased approximately $0.3 million to $1.6 million for the year ended December 31, 2006, as compared to $1.3 million for the year ended December 31, 2005, due primarily to costs related to the securities and derivative lawsuits, for which we are defendants, and employment termination matters. While the change in legal expense, net, is not significant, included in the net legal expenses are insurance refunds of $0.9 million and $0 in the years ended December 31, 2006 and 2005, respectively. Insurance refunds received related to the reimbursement of legal defense costs are recorded in the period that they are received.
f) Other general and administrative operating costs decreased approximately $3.1 million to $4.5 million for the year ended December 31, 2006, as compared to $7.6 million for the year ended December 31, 2005, due primarily to the write-off of third party developed software costs of approximately $1.4 million in the year ended December 31, 2005. In addition, with the completion of the Exton laboratory in the latter half of 2005, there were costs of approximately $1.4 million that were allocated from selling, general and administrative cost to research and development costs. Additionally, there was a decrease of approximately $0.3 million related to other corporate expenses, including public relations, investor relations and accounting fees.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $1.8 million during the year ended December 31, 2006 to $8.8 million, as compared to $10.6 million for the year ended December 31, 2005. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for the Isolagen Therapy for specific dermal applications in the United States and also include costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of December 31, 2006 was $30.7 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for dermal applications or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our first pivotal Phase III dermal trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the costs of obtaining approval for the dermal applications will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during 2006 and 2005.
The major changes in research and development expense are due primarily to the following: a) consulting expense decreased by approximately $2.4 million to $4.5 million for the year ended December 31, 2006, as compared to $6.9 million for the year ended December 31, 2005, as a result of decreased expenditures related to our clinical trials and manufacturing process research and development, b) salaries and payroll taxes decreased by approximately $0.9 million to $2.4 million for the year ended December 31, 2006, as compared to $3.3 million for the year ended December 31, 2005, as a result of the closure of our research and development facility in Houston, Texas, during 2006, and termination of related personnel, as well as the termination of certain Exton, Pennsylvania personnel during 2006 and c) facility costs, including rent, utilities, depreciation and other related costs, increased approximately $1.5 million, due primarily to the new Exton, Pennsylvania lease which commenced during 2005.
LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation, and on March 31, 2007, the United Kingdom manufacturing facility was closed.
The loss from discontinued operations increased by approximately $2.6 million for the year ended December 31, 2006 to $12.7 million, as compared to $10.1 million for the year ended December 31, 2005, and primarily consisted of the following:
a) Gross loss increased by approximately $0.7 million to $1.2 million for the year ended December 31, 2006, as compared to $0.5 million for the year ended December 31, 2005, due to a decrease in the number of biopsies, thus resulting in a decrease in revenue. With a decrease in revenue as a result of less marketing and promotional activities, and a large portion of relatively fixed manufacturing costs, our gross loss increased.
b) Salaries, bonuses and payroll taxes increased by approximately $1.0 million to $2.9 million for the year ended December 31, 2006, as compared to $1.9 million for year ended December 31, 2005, due primarily to an increase in the number of our employees dedicated to sales and marketing and customer service of our Isolagen Therapy in the United Kingdom. Further, severance expenses related to the decision to shutdown the United Kingdom operation were approximately $0.3 million for the year ended December 31, 2006.
c) Marketing expense decreased by approximately $1.1 million to $1.7 million for the year ended December 31, 2006, as compared to $2.8 million for year ended December 31, 2005 due primarily to decreased marketing and promotional efforts related to our Isolagen Therapy in the United Kingdom as a result of continued losses from the sale of the Isolagen Therapy and our related decision to shutdown the United Kingdom operations.
d) Other general and administrative operating costs increased by approximately $1.6 million to $5.7 million for the year ended December 31, 2006, as compared to $4.1 million for the year ended December 31, 2005, due primarily to impairment charges of approximately $2.6 million related to the United Kingdom and Switzerland fixed assets; offset by approximately $1.0 million in decreased United Kingdom and Swiss general office costs due to the anticipated United Kingdom shutdown and due to placing the Swiss campus for sale during the year ended December 31, 2006.

e) The United Kingdom customer settlement charge was $0.8 million for the year ended December 31, 2006, as compared to zero for the year ended December 31, 2005. As discussed further under Note 11, the United Kingdom customer settlement occurred during the first quarter of 2006.
f) Research and development expenses decreased by approximately $0.4 million to $0.4 million for the year ended December 31, 2006, as compared to $0.8 million for the year ended December 31, 2005, due to a decrease in consulting related to process improvements related to our Isolagen manufacturing process as a result of the decision to shutdown the United Kingdom operation.
INTEREST INCOME. Interest income decreased approximately $0.5 million to $2.3 million for the year ended December 31, 2006, as compared to $2.8 million for the year ended December 31, 2005. The decrease in interest income resulted principally from a decrease in the amount of cash, restricted cash and short-term investment balances, as a result of our normal operating activities related to our efforts to gain FDA approval for the Isolagen Therapy for specific dermal applications in the United States.
INTEREST EXPENSE. Interest expense remained constant at $3.9 million for the year ended December 31, 2006, as compared to the year ended December 31, 2005. Our interest expense is related to the issuance in November 2004 of $90 million in principal amount of 3.5% convertible subordinated debt, as well as the related amortization of deferred debt issuance costs of $0.8 million for each of the years ended December 31, 2006 and 2005.
NET LOSS. Net loss for the year ended December 31, 2006 was $35.8 million as compared to a net loss of $35.8 million for the year ended December 31, 2005. Our net loss, in total, was unchanged from 2005. However, the individual components of net loss have fluctuated, as discussed above.
Liquidity and Capital Resources
Net cash provided by (used in) operating, investing and financing activities for the three years ended December 31, 2007 were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Cash flows from operating activities	$(29.7)	$(29.6)	$(34.0)
Cash flows from investing activities	(0.1)	19.8	11.6
Cash flows from financing activities	$14.7	$0.2	$0.1
OPERATING ACTIVITIES. Cash used in operating activities during the year ended December 31, 2007 amounted to $29.7 million, an increase of $0.1 million over the year ended December 31, 2006. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $1.7 million, offset by changes in operating assets and liabilities of $1.6 million. While our 2007 net loss was $0.2 million lower than the prior year, our net loss (adjusted for non-cash items) increased by $1.7 million; specifically our depreciation and amortization, impairment losses and bad debt provision were $3.4 million lower in 2007 as compared to 2006 (primarily due to the March 31, 2007 closing of our United Kingdom operation), offset by $1.6 million of additional stock option expense (primarily due to stock option modification expense incurred during 2007; see Note 13 to the Consolidated Financial Statements). In part as the result of the closure of our United Kingdom operation during 2007, the majority of our operating assets and liabilities have fluctuated as compared to the prior year. For example, the closure of our United Kingdom operations eliminated the accounts receivable, prepaid expenses and deferred revenue related to those operations. In addition, cash outflows related to inventory purchases have increased due to large inventory purchases by Agera during the first half of 2007.
Our negative operating cash flows in 2007 were funded from cash on hand at December 31, 2006 and the proceeds from the sale of our common stock in August 2007 (discussed further below under Financing Activities).

INVESTING ACTIVITIES. Cash used in investing activities during the year ended December 31, 2007 amounted to $0.1 million, an decrease of $19.9 million over the year ended December 31, 2006 cash inflow of $19.8 million. The cash used in investing activities of $0.1 million during the year ended December 31, 2007 related to capital expenditures of $0.2 million offset by $0.1 million of proceeds from property and equipment sold.
The cash provided by investing activities of $19.8 million during the year ended December 31, 2006 was generated from the liquidation of $23.0 million of short-term investments (net of purchases) offset by $2.0 million of cash used (net of cash acquired) for the acquisition of a 57% interest in Agera, and further offset by $1.2 million of capital expenditures during 2006. The reduction of short-term investments was used to fund our 2006 purchases of property and equipment, our acquisition of Agera and to partially fund our negative operating cash flows.
FINANCING ACTIVITIES. Cash provided by financing activities was $14.7 million during the year ended December 31, 2007, as compared to cash provided of $0.2 million during the year ended December 31, 2006. In June 2007, we filed a shelf registration statement on Form S-3, which was subsequently declared effective by the SEC. The shelf registration allowed us the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. In August 2007, the Company sold under this shelf registration statement 6,767,647 shares of common stock to institutional investors, raising proceeds of $13.8 million, net of offering costs. In addition, during the year ended December 31, 2007 we generated $0.9 million of cash proceeds related to the exercise of stock options and warrants. The 2006 cash proceeds of $0.2 million related solely to stock option exercises.
Cash Flows Related to Discontinued Operations
Cash flows related to discontinued operations, which are included in the table of cash flows above, were as follows:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Cash flows used in operating activities	$(2.6)	$(10.8)	$(9.0)
Cash flows used in investing activities	0.1	(0.3)	(13.0)
Total cash flows used in discontinued operations during the year ended December 31, 2007 was $2.5 million, as compared to $11.1 million during the year ended December 31, 2006. The large majority of cash outflow associated with discontinued operations related to the first quarter of 2007. Cash flows used in discontinued operations during the three months ended March 31, 2007 was $2.1 million. Our United Kingdom was in operation during the three months ended March 31, 2007, and was shutdown on March 31, 2007. The net loss from our United Kingdom operation during the three months ended March 31, 2007 was $1.1 million. In addition, accrued expenses and deferred revenue decreased by $1.2 million during this shutdown period (cash outflows), primarily related to the payment of severance and refunds to customers. The United Kingdom net loss and the large decrease in United Kingdom accrued expenses and United Kingdom deferred revenue during the three months ended March 31, 2007 is what primarily generated the cash outflow from discontinued operations for the year ended December 31, 2007. The remaining cash outflows associated with discontinued operations during the second, third and fourth quarters of 2007 primarily related to the payment of our lease obligation, public relations costs and legal costs in the United Kingdom, as well as operating costs to maintain our Switzerland campus.
Cash outflows from operating activities related to the years ended December 31, 2006 and 2005 related primarily to the normal, historical operation of the United Kingdom and Swiss operations, prior to the decision to shutdown the United Kingdom operation. The cash outflow from investing activities of $13.0 million during the year ended December 31, 2005 is primarily due to the purchase of the Swiss campus, and related capital improvements.

WORKING CAPITAL: At December 31, 2007, we had cash, cash equivalents and restricted cash of $17.0 million and working capital of $13.8 million (including our cash, cash equivalents and restricted cash). The substantial majority of our working capital change, as compared to December 31, 2006, relates to the use of our cash, cash equivalents, restricted cash and available-for-sale investments for the purpose of funding and operating our business, offset by the cash proceeds from our $13.8 million common stock sale in August 2007. Our ability to operate profitably is contingent upon our success in obtaining additional capital or financing, obtaining regulatory approval of our product candidates, development of markets for our products, and development of profitable scalable manufacturing processes. We believe our existing capital resources are adequate to finance our operations through at least September 1, 2008, but we will need to engage in a capital-raising transaction during 2008 or we will need to significantly modify our business plan in order to sustain our operations. We can not assure you that we will be able to obtain regulatory approvals of our product candidates, successfully develop the markets for our product candidates or develop profitable scalable manufacturing processes or obtain the capital we require, on a timely basis or on terms that we would find acceptable, or at all. Further, if we do not obtain additional funding prior to or during the third quarter of 2008, we may enter into bankruptcy during 2008 and possibly cease operations thereafter. Our ability to raise equity or debt financing may be dependent on the status of our Phase III clinical trial related to our lead facial aesthetic product candidate, which cannot be predicted. If we are able to raise additional capital, it will likely result in dilution to our current stockholders, which may be substantial.
FACTORS AFFECTING OUR CAPITAL RESOURCES: In April 2005, we acquired a two-building, 100,000 square foot corporate campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. The $10 million purchase price was paid using cash on hand from the proceeds of our 2004 issuances of common stock and 3.5% convertible subordinated notes. Our initial estimate of the total cost of acquisition and renovation of the facility, including the purchase of required equipment, was $25 million, which includes approximately $1.8 million we had spent in renovations. The corporate campus is classified as “assets of discontinued operations held for sale” at December 31, 2007 with a value of $11.2 million, reflecting the fair value of the corporate campus. Fair value is defined as the price at which an asset would change hands in a transaction between a willing buyer and willing seller in an unforced transaction. However, if we were to sell the Swiss campus in a forced transaction or a distress sale, it is likely that the price we would receive would be less, and we would recognize a loss, which may be significant, upon such sale. As the result of our cash position at December 31, 2007 and our need for funding, it is possible that we will choose or be required to sell the Swiss campus under such conditions.
Contractual Obligations
The following table summarizes the amounts of payments due under specified contractual obligations as of December 31, 2007:

(in millions)	Payments Due by Period
	Less than	1 - 3	4 - 5	More than
Contractual Obligations	1 Year	Years	Years	5 Years
Long-Term Debt Obligations, excluding interest*	$—	$90.0	$—	$—
Interest*	3.2	3.2	—	—
Lease Obligations	1.4	3.6	1.4	—
Purchase Obligations**	1.3	0.1	—	—
Obligations in Connection with Acquisition***	0.2	1.1	0.8	5.8

Total	$6.1	$98.0	$2.2	$5.8

*	The table above assumes that our 3.5% convertible subordinated notes will be called due on November 1, 2009. Refer to the below for a description of our 3.5% convertible subordinated notes.

**	In addition to the above, we have, in the ordinary course of business, various contractual agreements with various consultants and service providers whereby a fee or rate per hour has been agreed to, but no guaranteed minimums have been established. Generally, such agreements are related to our research and development efforts or general operating matters. The above table should be read in conjunction with our consolidated financial statements, which illustrate a 2007 net loss of $35.6 million and net cash used in operations of $29.7 million during 2007.

***	In August 2006, we paid $2.7 million in cash to acquire a 57% interest in Agera and also we agreed to contribute $0.3 million to the working capital of Agera to support marketing and inventory acquisitions. In addition, the acquisition agreement includes future contingent payments up to a maximum of $8.0 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due to the selling shareholder in future periods. We believe any such payments will not be significant in fiscal year 2007. The timing of future payments may differ from the estimates above, and will depend on the future operating performance of Agera.

In November 2004, we issued $90.0 million in principal amount of 3.5% convertible subordinated notes due November 1, 2024, although these notes may be due sooner as discussed below. The notes are our general, unsecured obligations. The notes are subordinated in right of payment, which means that they rank in right of payment behind other indebtedness of ours. In addition, the notes are effectively subordinated to all existing and future liabilities of our subsidiaries. We will be required to repay the full principal amount of the notes on November 1, 2024 unless they are previously converted, redeemed or repurchased.
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
Other
INFLATION. Inflation did not have a significant impact on our results for year ended December 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates. We are exposed to market risk in the form of foreign exchange rate risk and interest rate risk.
Foreign Exchange Rate Risk
The effect of U.S. dollar currency fluctuations against the foreign currency in these countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. Our income will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Additionally, approximately 29% of our assets at December 31, 2007 (see Note 5 to our Consolidated Financial Statements, “Discontinued Operations”) were based in our foreign operations and translated into U.S. dollars at the foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders’ deficit. Substantially all of the 28% in foreign assets relates to our Swiss campus held for sale, with a value of $11.2 million at December 31, 2007. Accordingly, our consolidated shareholders’ deficit will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.
As a result of changing foreign currency exchange rates since December 31, 2006, specifically the exchange rate between the US dollar and the Swiss franc, our accumulated other comprehensive loss of $0.1 million at December 31, 2006 has swung to an accumulated other comprehensive gain of $0.7 million at December 31, 2007; or a change of approximately $0.8 million. However, this $0.8 million gain is considered unrealized and is reflected on the Consolidated Balance Sheet. Accordingly, this unrealized gain may increase or decrease in the future, based on the movement of foreign currency exchange rates, but will not have an impact on net income (loss) until the related foreign capital investments are sold or otherwise realized.
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
Evaluation of Disclosure Controls and Procedures
During the fourth quarter of 2007, management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to management, including these officers, by other employees of the Company, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.
Accordingly, as of December 31, 2007, these officers (the principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued its own attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is filed herewith.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Isolagen, Inc. (a development stage company)
Exton, Pennsylvania
We have audited Isolagen, Inc.’s (in the development stage) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isolagen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Isolagen, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isolagen, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and the statements of shareholders’ equity (deficit) for the period from December 28, 1995 (inception) to December 31, 2004, and our report dated March 5, 2008 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.
/s/ BDO Seidman, LLP
Houston, Texas
March 5, 2008
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 29, 2008 and is incorporated into this Item 10 by reference.
Code of Ethics. We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is incorporated into this Item 10 by reference.

Item 11.	Executive Compensation
The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 29, 2008 and is incorporated into this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as provided below, the information required by this Item 12 will be included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 29, 2008 and is incorporated into this Item 12 by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2007, our equity compensation plan information was as follows:

	Number of Securities
	to be issued upon	Weighted-average	Number of
	exercise of	exercise price of	securities remaining
	outstanding options	outstanding options	for future issuance
Equity compensation plans approved by security holders	4,155,666	$4.34	4,486,320
Equity compensation plans not approved by security holders (1)	3,568,333	$2.42	—

Total	7,723,999	$3.45	4,486,320

(1)	Represents options issued to employees, in connection with initial employment, outside of our approved plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 29, 2008 and is incorporated into this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item 14 will be included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 29, 2008 and is incorporated into this Item 14 by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedule
(a)(1) Financial Statements.
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005 and inception to December 31, 2007

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Loss from inception to December 31, 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and inception to December 31, 2007

•	Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedule.
All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.
(a)(3) The exhibits listed under Item 15(b) are filed or incorporated by reference herein.

(b) Exhibits.
The following exhibits are filed as part of this annual report:

EXHIBIT
NO.	IDENTIFICATION OF EXHIBIT
2
Agreement and Plan of Merger by and among American Financial Holding, Inc., ISO Acquisition Corp., Isolagen Technologies, Inc., Gemini IX, Inc., and William K. Boss, Jr., Olga Marko and Dennis McGill dated August 1, 2001(1)

3(i)	Amended Certificate of Incorporation(17)
3(ii)	Third Amended and Restated Bylaws(25)
4.1	Specimen of Common Stock certificate(2)
4.2	Certificate of Designations of Series A Convertible Preferred Stock(7)
4.3	Certificate of Designations of Series B Convertible Preferred Stock(5)
4.4	Indenture, dated November 3, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee(11)
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

10.1	2003 Stock Option and Stock Appreciation Rights Plan(3)*
10.2	2001 Stock Option and Appreciation Rights Plan(4)*
10.3	Lease Agreement dated March 24, 2002 by and between the Registrant as Lessee and Claire O Aceti Gbmh as Lessor(7)
10.4	Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners(8)
10.5	Purchase Agreement among CIBC World Market Corp., UBS Securities LLC, and Adams, Harkness & Hill, Inc. dated October 28, 2004(11)
10.6	Registration Rights Agreement among CIBC World Market Corp., UBS Securities LLC, and Adams, Harkness & Hill, Inc. dated November 3, 2004(11)
10.7	Lease Agreement between Isolagen Technologies, Inc. and Beltway 8 Service Center Investors Ltd. dated February 16, 2005(13)
10.8	Lease Agreement between Isolagen, Inc and The Hankin Group dates April 7, 2005(15)
10.9	Purchase Option Agreement between Isolagen, Inc and 405 Eagleview Associates dated April 7, 2005(15)
10.10	2005 Equity Incentive Plan, as amended(18)
10.11	Separation and Release Agreement, dated October 27, 2005, among Isolagen, Inc., Isolagen Technologies, Inc. and Frank DeLape(19)
10.12	Amended Employment Agreement between Isolagen, Inc. and Susan Ciallella(20)*
10.13	Employment Agreement between Isolagen, Inc. and Todd Greenspan(20)*
10.14	Employment Agreement dated June 5, 2006 between Isolagen, Inc. and Nicholas L. Teti(22)*
10.15	Employment Agreement dated March 12, 2007 between Isolagen, Inc. and Declan Daly(23)*
10.16	Employment Agreement dated March 12, 2007 between Isolagen, Inc. and Steven Trider(23)*
10.17	Settlement Agreement and Release between Susan Stranahan Ciallella and Isolagen, Inc. dated June 8, 2007 (24)
10.18	Consulting and Non-Competition Agreement dated January 7, 2008 between Isolagen, Inc. and Nicholas L. Teti * (26)
10.19	Employment Agreement dated January 7, 2008 between Isolagen, Inc. and Declan Daly * (26)
14	Code of Ethics(9)
21	List of Subsidiaries(23)
23	BDO Seidman, LLP Consent(26)
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(26)
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(26)

*	Indicates a management contract or a compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the company’s Form 8-K, filed on August 22, 2001, and is incorporated by reference hereto.

(2)	Previously filed as an exhibit to the company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and is incorporated by reference hereto.

(3)	Previously filed as an appendix to the company’s Definitive Proxy Statement, as filed on May 6, 2003, in connection with the 2003 Annual Stockholder Meeting, and is incorporated by reference hereto.

(4)	Previously filed as an appendix to the company’s Definitive Proxy Statement, as filed on October 23, 2001, in connection with the 2001 Annual Stockholder Meeting, and is incorporated by reference hereto.

(5)	Previously filed as an exhibit to the company’s Form 10-Q for the fiscal quarter ended March 31, 2003, as filed on May 15, 2003, and is incorporated by reference hereto.

(6)	Previously filed as an exhibit to the company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and is incorporated by reference hereto.

(7)	Previously filed as an exhibit to the company’s Form S-1, as filed on September 12, 2003, and is incorporated by reference hereto.

(8)	Previously filed as an exhibit to the company’s amended Form S-1, as filed on October 24, 2003, and is incorporated by reference hereto.

(9)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated by reference hereto.

(10)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and is incorporated by reference hereto.

(11)	Previously filed as an exhibit to the company’s Current Report on Form 8-K dated November 4, 2004, and is incorporated by reference hereto.

(12)	Reserved.

(13)	Previously filed as an exhibit to the company’s Form 8-K, filed on February 23, 2005, and is incorporated by reference hereto.

(14)	Reserved.

(15)	Previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005, and is incorporated by reference hereto.

(16)	Reserved.

(17)	Previously filed as an exhibit to the company’s Form 10-Q for the fiscal quarter ended June 30, 2005, as filed on August 9, 2005, and is incorporated by reference hereto.

(18)	Previously filed as an exhibit to the company’s Form S-8, filed on February 13, 2006, and is incorporated by reference hereto.

(19)	Previously filed as an exhibit to the company’s Form 8-K, filed on November 2, 2005, and is incorporated by reference hereto.

(20)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and is incorporated by reference hereto.

(21)	Previously filed as an exhibit to the company’s Form 8-K, filed on May 15, 2006, and is incorporated by reference hereto.

(22)	Previously filed as an exhibit to the company’s Form 8-K, filed on June 9, 2006, and is incorporated by reference hereto.

(23)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and is incorporated by reference hereto.

(24)	Previously filed as an exhibit to the company’s Form 8-K, filed on June 13, 2007, and is incorporated by reference hereto.

(25)	Previously filed as an exhibit to the company’s Form 8-K, filed on January 8, 2007, and is incorporated by reference hereto.

(26)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Isolagen, Inc.
By:	/s/ Declan Daly
Declan Daly, Chief Executive Officer & Chief Financial Officer

Date: March 6, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Nicholas L. Teti Nicholas L. Teti	Chairman of the Board of Directors	March 6, 2008
/s/ Declan Daly Declan Daly	Chief Executive Officer and Chief Financial Officer	March 6, 2008
/s/ Todd J. Greenspan Todd J. Greenspan	Vice President of Finance and Administration, Corporate Controller	March 6, 2008
/s/ Steven Morrell Steven Morrell	Director	March 6, 2008
/s/ Henry Toh Henry Toh	Director	March 6, 2008
/s/ Ralph De Martino Ralph De Martino	Director	March 6, 2008
/s/ Marshall G. Webb Marshall G. Webb	Director	March 6, 2008
/s/ Terry E. Vandewarker Terry E. Vandewarker	Director	March 6, 2008
/s/ Kenneth A. Selzer Kenneth A. Selzer	Director	March 6, 2008

Isolagen, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Isolagen, Inc. (a development stage company)
Exton, Pennsylvania
We have audited the accompanying consolidated balance sheets of Isolagen, Inc. (in the development stage) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the statements of shareholders’ equity (deficit) for the period from December 28, 1995 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isolagen, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 and the statements of shareholders’ equity (deficit) for the period from December 28, 1995 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Isolagen, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008 expressed an unqualified opinion thereon.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO Seidman, LLP
Houston, Texas
March 5, 2008

Isolagen, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$16,590,720	$31,783,545
Restricted cash	451,382	1,483,197
Accounts receivable, net	319,674	81,502
Inventory	669,119	181,865
Other receivables	29,250	357
Prepaid expenses	701,214	860,244
Current assets of discontinued operations, net	14,515	739,009

Total current assets	18,775,874	35,129,719

Property and equipment, net of accumulated depreciation and amortization of $2,921,651 and $1,816,125, respectively	3,395,723	4,331,605
Intangibles, net of amortization of $718,762 and $381,795, respectively	4,599,538	4,936,505
Other assets, net of amortization of $2,372,589 and $1,623,352, respectively	1,424,456	2,204,685
Assets of discontinued operations held for sale	11,202,725	10,503,234
Other long-term assets of discontinued operations	92,874	181,127

Total assets	$39,491,190	$57,286,875

Liabilities, Minority Interests and Shareholders’ Deficit
Current liabilities:
Accounts payable	$403,815	$886,598
Accrued expenses	4,348,256	2,886,041
Deferred revenue	—	5,421
Current liabilities of discontinued operations	217,822	1,863,857

Total current liabilities	4,969,893	5,641,917
Long term debt	90,000,000	90,000,000
Other long term liabilities of continuing operations	1,206,721	999,940
Long term liabilities of discontinued operations	107,511	164,227

Total liabilities	96,284,125	96,806,084

Commitments and contingencies (see Note 10)
Minority interests	1,858,026	2,104,373

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Series C junior participating preferred stock, $.001 par value; 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	41,640	34,363
Additional paid-in capital	129,208,631	111,516,561
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive income (loss)	718,926	(127,462)
Accumulated deficit during development stage	(162,646,158)	(127,073,044)

Total shareholders’ deficit	(58,650,961)	(41,623,582)

Total liabilities, minority interests and shareholders’ deficit	$39,491,190	$57,286,875

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

				Cumulative Period
				from December 28,
				1995 (date of
				inception) to
	For the Year Ended December 31,			December 31, 2007
	2007	2006	2005	(Unaudited)
Revenue
Product sales	$1,400,986	$384,389	$—	$3,175,489
License fees	—	—	—	260,000

Total revenue	1,400,986	384,389	—	3,435,489
Cost of sales	656,029	194,197	—	1,252,685

Gross profit	744,957	190,192	—	2,182,804
Selling, general and administrative expenses	18,730,863	13,174,960	14,000,977	66,146,085
Research and development	13,298,338	8,796,219	10,592,170	43,989,034

Operating loss	(31,284,244)	(21,780,987)	(24,593,147)	(107,952,315)
Other income (expense)
Interest income	901,262	2,261,899	2,808,328	6,807,777
Other income	150,138	—	—	322,581
Interest expense	(3,899,239)	(3,899,239)	(3,912,059)	(12,658,841)
Minority interest	246,347	78,132	—	324,479

Loss before income taxes from continuing operations	(33,885,736)	(23,340,195)	(25,696,878)	(113,156,319)
Income tax benefit	—	190,754	—	190,754

Loss from continuing operations	(33,885,736)	(23,149,441)	(25,696,878)	(112,965,565)
Loss from discontinued operations, net of tax	(1,687,378)	(12,671,965)	(10,080,706)	(36,666,908)

Net loss	(35,573,114)	(35,821,406)	(35,777,584)	(149,632,473)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)

Net loss attributable to common shareholders	$(35,573,114)	$(35,821,406)	$(35,777,584)	$(162,646,158)

Per share information:
Loss from continuing operations — basic and diluted	$(1.02)	$(0.76)	$(0.85)	$(7.59)
Loss from discontinued operations — basic and diluted	(0.05)	(0.42)	(0.33)	(2.47)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.77)
Preferred stock dividends	—	—	—	(0.11)

Net loss per common share—basic and diluted	$(1.07)	$(1.18)	$(1.18)	$(10.94)

Weighted average number of basic and diluted common shares outstanding	33,093,370	30,309,439	30,245,283	14,873,948

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	—	—	—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	96,177
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	25,627
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	156,900
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	34,772
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	88
Cancellation of unvested restricted stock award— 4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(35,821,406)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(35,164,224)

Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$(41,623,582)

The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	23,100
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	39,981
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	3,166
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	378,827	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	88
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(35,573,114)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(34,726,726)

Balance 12/31/07	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$(58,650,961)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

				Cumulative Period
				from December 28,
				1995 (date of
				inception) to
	For the Year Ended December 31,			December 31, 2007
	2007	2006	2005	(Unaudited)
Cash flows from operating activities:
Net loss	$(35,573,114)	$(35,821,406)	$(35,777,584)	$(149,632,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity awards issued for services	3,026,610	1,464,139	(130,984)	7,892,949
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	1,505,218	2,202,229	1,701,423	7,715,127
Provision for doubtful accounts	11,803	134,370	133,412	330,118
Amortization of debt issue costs	749,239	749,240	749,239	2,372,591
Amortization of debt discounts on investments	—	—	(508,983)	(508,983)
Loss on disposal or impairment of property and equipment	59,871	2,603,843	1,369,527	4,609,102
Foreign exchange gain on substantial liquidation of foreign entity	—	—	(133,851)	(133,851)
Minority interest	(246,347)	(78,132)	—	(324,479)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in restricted cash	1,031,815	976,259	(2,459,456)	(451,383)
Decrease (increase) in accounts receivable	(187,603)	1,033,975	489,961	(156,795)
Decrease (increase) in other receivables	268,912	(43,862)	252,854	148,476
Decrease (increase) in inventory	(393,778)	228,345	556,184	(596,355)
Decrease (increase) in prepaid expenses	431,390	(185,739)	(159,046)	(658,218)
Decrease (increase) in other assets	122,149	(13,248)	320,404	140,504
Increase (decrease) in accounts payable	(898,831)	(771,715)	(336,103)	294,261
Increase in accrued expenses and other liabilities	704,436	5,136	340,577	4,317,908
Decrease in deferred revenue	(348,642)	(2,095,914)	(398,008)	(50,096)

Net cash used in operating activities	(29,736,872)	(29,612,480)	(33,990,434)	(123,936,041)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	(2,009,841)	—	(2,009,841)
Purchase of property and equipment	(184,538)	(1,243,036)	(17,712,723)	(25,481,833)
Proceeds from the sale of property and equipment	57,153	6,595	—	98,048
Purchase of investments	—	(2,700,000)	(77,498,313)	(152,998,313)
Proceeds from sales and maturities of investments	—	25,700,000	106,807,000	153,507,000

Net cash provided by (used in) investing activities	(127,385)	19,753,718	11,595,964	(26,884,939)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	135667
Proceeds from the issuance of preferred stock, net	—	—	—	12,931,800
Proceeds from the issuance of common stock, net	14,672,737	173,400	75,000	93,753,857
Cash dividends paid on preferred stock	—	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	—	(26,024,280)

Net cash provided by financing activities	14,672,737	173,400	75,000	167,326,996

Effect of exchange rate changes on cash balances	(1,305)	(85,296)	(455,683)	84,704
Net increase (decrease) in cash and cash equivalents	(15,192,825)	(9,770,658)	(22,775,153)	16,590,720
Cash and cash equivalents, beginning of period	31,783,545	41,554,203	64,329,356	—

Cash and cash equivalents, end of period	$16,590,720	$31,783,545	$41,554,203	$16,590,720

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,150,000	$3,150,000	$3,115,000	$9,565,283

Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	$11,423,824

Preferred stock dividend	—	—	—	1,589,861

Uncompensated contribution of services	—	—	—	755,556

Common stock issued for intangible assets	—	—	—	540,000

Equipment acquired through capital lease	—	—	—	$167,154

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
During 2006, 2005 and 2004, the Company sold its aesthetic product primarily in the United Kingdom. However, during the fourth quarter of fiscal 2006, the Company decided to close the United Kingdom operation. The Company completed the closure of the United Kingdom operation on March 31, 2007, and as of March 31, 2007, the United Kingdom, Swiss and Australian operations were presented as discontinued operations for all periods presented, as more fully discussed in Note 5.
Through December 31, 2007, the Company has been primarily engaged in developing its initial product technology and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2008. The Company expects to finance its operations primarily through its existing cash and any future financing. However, as described in Note 2, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to operate profitably is largely contingent upon its success in obtaining financing, obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. The Company will be required to obtain additional capital in the future to continue and expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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
Note 2—Going Concern
At December 31, 2007, the Company had cash, cash equivalents and restricted cash of $17.0 million and working capital of $13.8 million (including our cash, cash equivalents and restricted cash). The Company believes that its existing capital resources are adequate to finance its operations through at least September 1, 2008. The Company estimates that it will require additional cash resources during the third quarter of 2008 based upon its current operating plan and condition. This estimate excludes any proceeds that would be realized upon the sale of the Swiss campus (see further discussion below and at Note 3).
Through December 31, 2007, the Company has been primarily engaged in developing its initial product technology and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2008. The Company expects to finance its operations primarily through its existing cash and any future financing, including the sale of assets. However, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company will be required to obtain additional capital in the future to continue its operations. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. Further, if the Company does not obtain additional funding prior to or during the third quarter of 2008, it may enter into bankruptcy during 2008 and possibly cease operations thereafter.

The Company filed a shelf registration statement on Form S-3 during June 2007, which was subsequently declared effective by the SEC. The shelf registration allows the Company the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. In August 2007, the Company sold under this shelf registration statement 6,746,647 shares of common stock to institutional investors, raising proceeds of $13.8 million, net of offering costs. The Company may offer and sell up to an additional $36.2 million of common stock pursuant to this shelf registration.
The Company’s ability to complete additional offerings, including any additional offerings under its shelf registration statement, is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its clinical trials, and in particular, the status of its Phase III clinical trial for the treatment of wrinkles, which cannot be predicted. The Company is also continuing its efforts to sell its Swiss campus (see Note 3). The Company will add any proceeds from the sale of the Swiss campus to its working capital, which would partially alleviate the Company’s need to obtain financing from other sources. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.
As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern, and the Company’s ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital prior to or during the third quarter of 2008. If the Company is unable to obtain additional sufficient funds during this time, the Company will be required to terminate or delay its efforts to obtain regulatory approval of one, more than one, or all of its product candidates, curtail or delay the implementation of manufacturing process improvements and/or delay the expansion of its sales and marketing capabilities. Any of these actions would have an adverse effect on the Company’s operations, the realization of its assets and the timely satisfaction of its liabilities. The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.
Note 3—Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, the provision for and disclosure of litigation and loss contingencies (see Note 11) and estimates and assumptions related to equity-based compensation expense (see Note 13). Actual results may differ materially from those estimates.
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

Balances of related after-tax components comprising accumulated other comprehensive income (loss) included in shareholders’ equity at December 31, 2007 and December 31, 2006 are as follows:

	December 31,
	2007	2006
Foreign currency translation adjustment	$718,926	$(127,462)

Accumulated other comprehensive income (loss)	$718,926	$(127,462)

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
Statement of cash flows
For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At December 31, 2007 and December 31, 2006, the Company had $0.5 million and $1.5 million of cash restricted for the payment of the non-cancelable portion of the Exton, Pennsylvania facility lease, due monthly through March 2008.
Concentration of credit risk
The Company maintains its cash primarily with major U.S. domestic banks. The amounts held in these banks generally exceed the insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits. Cash equivalents are maintained in two financial institutions. The Company invests these funds primarily in government securities.
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
The following is a rollforward of the allowance for doubtful accounts, which includes that related to both continuing operations and discontinued operations, for the years ended December 31, 2007 and 2006.

Balance, as of December 31, 2005	$100,639
Provision during 2006	134,370
Charges to the allowance account	(159,200)

Balance, as of December 31, 2006	$75,809
Provision during 2007	13,143
Charges to the allowance account	—

Balance, as of December 31, 2007	$88,952

The allowance for doubtful accounts related to continuing operations was $18,112 and $0 at December 31, 2007 and 2006, respectively. The allowance for doubtful accounts related to discontinued operations was $70,840 and $75,809 at December 31, 2007 and 2006, respectively.

Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. At December 31, 2007, Agera’s inventory of $0.7 million consisted of $0.1 million of raw materials and $0.6 million of finished goods. At December 31, 2006, Agera’s inventory included $0.2 million of finished goods.
Asset of discontinued operations held for sale
In April 2005, the Company acquired land and a two-building, 100,000 square foot campus in Bevaix, Canton of Neuchâtel, Switzerland for $10 million. The Company subsequently spent approximately $1.8 million on the first phase of a renovation. In April 2006, management decided to place the Swiss campus on the market for sale in order to conserve capital. The Company commenced its selling efforts during June of 2006. As of December 31, 2007, the net book value of the Swiss campus was $11.2 million, reflecting the fair value of the corporate campus. Fair value is defined as the price at which an asset would change hands in a transaction between a willing buyer and willing seller in an unforced transaction. However, if the Company were to sell the Swiss campus in a forced transaction or a distress sale, it is likely that the price it would receive would be less, and the Company would recognize a loss, which may be significant, upon such sale. As the result of the cash position of the Company at December 31, 2007 and its need for funding, it is possible that the Company will choose or be required to sell the Swiss campus under such conditions. The corporate campus is included in assets of discontinued operations held for sale on the consolidated balance sheets for all periods presented.
Although the corporate campus was not being actively marketed for sale as of March 31, 2006, at that date management assessed whether the book value of the corporate campus was impaired based on its estimate of the realizable value of the corporate campus, and made a determination to write down the corporate campus by $0.7 million. The Company subsequently recorded a further impairment charge of $0.4 million during the fourth quarter of 2006 to reflect management’s estimate of the realizable value of the corporate campus at December 31, 2006. Accordingly, total impairment charges of $1.1 million have been recorded related to the Switzerland corporate campus, which charges are reflected in the loss from discontinuing operations in the consolidated statement of operations.
In March 2007, the Company completed the closing of its United Kingdom manufacturing facility. As described in Note 5, the Company recorded a fixed asset impairment charge related to its United Kingdom operation of $1.4 million during the fourth quarter of 2006, which is included in loss from discontinued operations in the consolidated statement of operations. The carrying value of the impaired United Kingdom fixed assets was $0.2 million at December 31, 2006, reflecting management’s estimate of realizable value. The United Kingdom fixed assets are included in assets of discontinued operations held for sale on the accompanying consolidated balance sheets for all periods presented (see Note 5 for further discussion of the Company’s discontinued operations).
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

Intangible assets are comprised as follows:

	December 31,
	2007	2006
Proprietary formulations	$3,101,100	$3,101,100
Trademarks	1,511,400	1,511,400
Other intangibles	705,800	705,800

	5,318,300	5,318,300
Less: Accumulated amortization	(718,762)	(381,795)

Intangible assets, net	$4,599,538	$4,936,505

Debt Issue Costs
The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in other assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $1.4 million at December 31, 2007 and approximately $2.1 million at December 31, 2006 and were included in other assets, net, in the accompanying consolidated balance sheets.
The Company filed registration statements on Form S-3 and Form S-4 (the “Combined Registration Statements”) during July 2007. The Combined Registration Statements related to (1) a proposed exchange offer of new 3.5% convertible senior notes due 2024 to the holders of the currently outstanding $90 million, in principal amount, 3.5% convertible subordinated notes due 2024 and (2) a proposed offer to the public of an additional $30 million, in principal amount, of new 3.5% convertible senior notes due 2024. In August, 2007 the Company decided not to proceed with the offerings covered by the Combined Registration Statements, and the Combined Registration Statements were subsequently withdrawn by the Company in August 2007 prior to being declared effective by the SEC. During the year ended December 31, 2007, the Company incurred $0.8 million of costs related to the Combined Registration Statements. As a result of the Company’s withdrawal of the Combined Registration Statements in August 2007, such $0.8 million of costs were expensed and are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007.
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
Advertising cost
Agera advertising costs are expensed as incurred and include the costs of public relations and certain marketing related activities. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of December 31, 2007, the Company has no accrued interest related to uncertain tax positions.
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At the adoption date of January 1, 2007, we had $40.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2007, the Company has $54.8 million of unrecognized tax benefits, the large majority of which relates to loss carryforwards for which we have provided a full valuation allowance. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Refer to Note 10 for further discussion of income tax related matters.
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
At December 31, 2007, options and warrants to purchase 7.9 million shares of common stock at exercise prices ranging from $1.50 to $9.81 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.
At December 31, 2006, options and warrants to purchase 11.2 million shares of common stock at exercise prices ranging from $1.50 to $11.38 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.
Fair Value of Financial Instruments
The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s marketable debt security investments are carried at fair value. The Company’s convertible subordinated debentures were quoted at approximately 74% and 73% of par value at December 31, 2007 and 2006, respectively. Accordingly, the fair value of our convertible subordinated debentures was approximately $66.6 million and $65.7 million at December 31, 2007 and 2006, respectively.
Recently Issued Accounting Standards Not Yet Effective
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement,” effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.
In December 2007, the Financial Accounting Standards Board released SFAS No. 141-R, “Business Combinations.” This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is business combinations in the year ending December 31, 2009 for the Company. SFAS No. 141-R makes changes to the manner in which purchase business combinations, and in particular partial and step acquisitions, and minority interests, are measured and recorded. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.
In December 2007, the Financial Accounting Standards Board released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. SFAS No. 160 changes the manner in which minority interests are classified in consolidated financial statements, and the accounting for changes in minority interests. The objective of this pronouncement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This pronouncement currently does not impact the Company as it has full controlling interest of all of its subsidiaries.
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

(in millions, except per share data)	2006	2005
Pro forma revenue	$1.2	$1.0
Pro forma net loss	(35.8)	(36.0)
Pro forma basic and diluted loss per share	$(1.18)	$(1.19)
Note 5—Discontinued Operations and Exit Costs
As part of the Company’s continuing efforts to evaluate the best uses of its resources, in the fourth quarter of 2006 the Company’s Board of Directors approved the proposed closing of the Company’s United Kingdom operation. On March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of December 31, 2007, the remaining lease obligation approximated $0.5 million. The administrative site lease expired in April 2007. The Company believes that substantially all costs related to the closure of the United Kingdom operation have been incurred by December 31, 2007, excluding the remaining lease obligation discussed above and any potential claims or contingencies unknown or which cannot be estimated at this time (see Note 11).
As a result of the closure of the Company’s United Kingdom operation, the operations that the Company previously conducted in Switzerland and Australia, which when closed had been absorbed into the United Kingdom operation, were also classified as discontinued operations as of March 31, 2007.
The Company recorded a fixed asset impairment charge related to its United Kingdom operation of $1.4 million during 2006, which is included in loss from discontinued operations in the consolidated statement of operations. All assets, liabilities and results of operations of the United Kingdom, Switzerland and Australian operations are reflected as discontinued operations in the accompanying consolidated financial statements. All prior period information has been restated to reflect the presentation of discontinued operations.

The following sets forth the components of assets and liabilities of discontinued operations as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,
(in millions)	2007	2006
Accounts receivable, net	$—	$—
Inventory	—	0.1
Value-added tax refund due	—	0.3
Other current assets	—	0.3

Total current assets	—	0.7
Assets held for sale	11.2	10.5
Long term assets	0.1	0.2

Total assets	$11.3	$11.4

Accounts payable	$—	$0.5
Accrued expenses and other current liabilities	0.2	1.4

Total current liabilities	0.2	1.9
Long term liabilities	0.1	0.2

Total liabilities	$0.3	$2.1

The following sets forth the results of operations of discontinued operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005:

	December 31,	December 31,	December 31,
(in millions)	2007	2006	2005
Net revenue	$0.2	$5.7	$8.8
Gross loss	(0.3)	(1.2)	(0.5)
Operating loss	(2.0)	(13.0)	(10.4)
Other income	0.3	0.3	0.3

Loss from discontinued operations	$(1.7)	$(12.7)	$(10.1)

The following sets forth information about the major components of the United Kingdom operation exit costs incurred during 2007 and 2006:

	Costs Incurred for	Costs Incurred for
	the Year Ended	the Year Ended	Cumulative Costs
	December 31, 2006	December 31, 2007	Incurred to Date
Employee severance	$284,096	$183,222	$467,318
Fixed asset impairment	1,445,647	—	1,445,647

Total	$1,729,743	$183,222	$1,912,965

The following sets forth information about the changes in the United Kingdom accrued exit costs for the year ended December 31, 2006:

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	at January 1, 2006	to Expense	or Settled	December 31, 2006
Employee severance	$—	$284,096	$—	$284,096
Fixed asset impairment	—	1,445,647	1,445,647	—

Total	$—	$1,729,743	$1,445,647	$284,096

The following sets forth information about the changes in the United Kingdom accrued exit costs for the year ended December 31, 2007:

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	at January 1, 2007	to Expense	or Settled	December 31, 2007
Employee severance	$284,096	$183,222	$467,318	$—

Total	$284,906	$183,222	$467,318	$—

Houston, Texas. On March 28, 2006, the Company’s board of directors approved the shut-down of the Houston, Texas facility. The Houston, Texas facility was used primarily for research and development purposes and is maintained under an operating lease which ends on April 30, 2008. The research and development activities conducted in Houston were transferred to the Company’s facilities located in Exton, Pennsylvania. An exit plan was communicated to the affected employees during the three months ended June 30, 2006. There were approximately 15 employees at the Houston, Texas facility at March 31, 2006 and the large majority of these employees had been terminated by June 30, 2006 at a severance cost of less than $0.1 million. The Company currently subleases approximately 50% of the facility to an unrelated third party. As of December 31, 2007, the remaining lease payments and common operating expenses due under the Houston, Texas lease agreement were less than $0.1 million.
Note 6—Available-for-Sale Investments
The Company had no available-for-sale investments at December 31, 2007 or 2006. Proceeds from the sale of available-for-sale marketable debt securities were $0.0 million, $25.7 million and $106.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and no realized gains and losses based on specific identification, were included in the results of operations upon those sales.
Note 7—Property and Equipment
Property and equipment is comprised of:

	December 31,
	2007	2006
Leasehold improvements	$3,751,030	$3,747,561
Lab equipment	1,423,840	1,304,813
Computer equipment and software	1,101,097	1,059,205
Office furniture and fixtures	41,407	36,151

	6,317,374	6,147,730
Less: Accumulated depreciation and amortization	(2,921,651)	(1,816,125)

Property and equipment, net	$3,395,723	$4,331,605

The amounts of depreciation and amortization expense for the above property and equipment included in the statement of operations are as follows:

	Year ended December 31,
	2007	2006	2005
Depreciation expense related to continuing operations: Selling, general, administrative, research and development expenses	$1,168,251	$1,174,404	$649,505
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

Note 8—Accrued Expenses
Accrued expenses are comprised of the following:

	December 31,
	2007	2006
Accrued professional fees	$2,243,319	$1,057,110
Accrued compensation	840,641	916,172
Accrued severance	379,402	146,827
Accrued interest	525,000	525,000
Accrued other	359,894	240,932

Accrued expenses	$4,348,256	$2,886,041

Note 9—Convertible Subordinated Notes
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
The 3.5% Subordinated Notes were issued in an offering not registered under the Securities Act of 1933, as amended (“the Securities Act”). However, the Company was obligated to file with the SEC a shelf registration statement covering resales of the 3.5% Subordinated Notes and the shares of the Company’s common stock issuable upon the conversion of the 3.5% Subordinated Notes. The shelf registration statement was subsequently declared effective on May 2, 2005. As of December 31, 2007, the Company has recorded $90.0 million of long-term debt as a long-term liability on the accompanying consolidated balance sheet.
Note 10—Income Taxes
Isolagen, Inc. and Isolagen Technologies, Inc. file a consolidated U.S. Federal income tax return. During the third quarter of 2006, the Company acquired a 57% interest in Agera (see Note 4). Agera files a separate U.S. Federal income tax return. The Company’s foreign subsidiaries, which comprise loss from discontinued operations, file income tax returns in their respective jurisdictions. The geographic source of loss from continuing operations is the United States.
The components of the income tax benefit below, which relate solely to continuing operations, are as follows:

	Year ended December 31,
	2007	2006	2005
United States
Current	$—	$—	$—
Deferred	—	190,754	—
Foreign
Current	—	—	—
Deferred	—	—	—

Total income tax benefit	$—	$190,754	$—

The reconciliation between income tax expense (benefit) at the U.S. federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2007	2006	2005
Tax at U.S. federal statutory rate	$(11,860,007)	$(8,169,068)	$(8,993,907)
Increase in domestic valuation allowance	13,833,925	10,112,079	10,124,461
State income taxes before valuation allowance, net of federal benefit	(1,694,287)	(1,336,884)	(1,284,798)
Other	(279,631)	(796,881)	154,244

	$—	$(190,754)	$—

As discussed in Note 4, the purchase accounting for the acquisition of Agera’s resulted in the recording of a deferred tax liability of $0.2 million related to the difference between the tax and financial reporting bases (after the allocation of the purchase price) of Agera’s assets and liabilities. Agera recorded a deferred tax benefit during the three months ended December 31, 2006 related to its net operating losses during that period. Such deferred tax benefit was limited to the initial deferred tax liability recorded upon acquisition.

The components of the Company’s deferred tax assets (liabilities) at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Deferred tax assets and liabilities:
Loss carryforwards	$50,360,697	$37,251,873
Accrued expenses and other	1,568,776	1,160,496
Stock option compensation	2,039,475	1,316,388
Property and equipment	814,503	646,808

	54,783,451	40,375,565
Less: Valuation allowance	(54,783,451)	(40,375,565)

	$—	$—

As of December 31, 2007, the Company had generated U.S. net operating loss carryforwards of approximately $108.4 million which expire from 2011 to 2026 and net loss carryforwards in certain non-US jurisdictions of approximately $29.9 million. These net operating loss carryforwards are available to reduce future taxable income. However, a, change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2007 and 2006. The valuation allowance increased $14.4 million, $13.4 million and $12.7 million during 2007, 2006 and 2005, respectively, due primarily to the Company’s 2007, 2006 and 2005 net losses, respectively.
Note 11—Commitments and Contingencies
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

On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005. The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors. The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities. The complaint also purports to assert claims against CIBC World Markets Corp., Legg Mason Wood Walker, Inc., Canaccord Adams, Inc. and UBS Securities LLC as underwriters in connection with an April 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes. On November 1, 2006, the defendants moved to dismiss the complaint. On September 26, 2007, the court denied the Company’s motions to dismiss the complaint. On November 6, 2007, the court entered a scheduling order that provides for discovery to be complete by June 8, 2009.
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
On September 28, 2005, Carmine Vitale filed an action styled, Case No. 2005-61840, Carmine Vitale v. Frank DeLape, et al. in the 55th Judicial District Court of Harris County, Texas and in February 2006 Mr. Vitale filed an amended petition. In this action, the plaintiff purports to bring a shareholder derivative action on behalf of the Company against certain of the Company’s current and former officers and directors. The Plaintiff alleges that the individual defendants breached their fiduciary duties to the Company and engaged in other wrongful conduct. Jeffrey Tomz, who formerly served as Isolagen’s Chief Financial Officer, was accused of engaging in insider trading of Isolagen stock through a proxy. The plaintiff did not make a demand on the Board of Isolagen prior to bringing the action and plaintiff alleges that a demand was excused under the law as futile.
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
On October 8, 2005, Richard Keene filed an action styled, C.A. No. H-05-3441, Richard Keene v. Frank M. DeLape et al., in the United States District Court for the Southern District of Texas. This action makes substantially similar allegations as the original complaint in the Vitale action. The plaintiff also alleges that his failure to make a demand on the Board prior to filing the action is excused as futile.
The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion. On January 24, 2007, the court denied the plaintiff’s motion to file a second amended complaint, and on April 10, 2007 the court granted the defendants’ motion to dismiss and dismissed the amended complaint without prejudice. On May 9, 2007, plaintiff filed a notice of appeal from the January 24, 2007 order denying plaintiff’s motion to file a second amended complaint, and from the April 10, 2007 order dismissing plaintiff’s amended complaint without prejudice. The appeal is fully briefed.

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
On February 14, 2008, Ronald Beattie filed an action styled C.A. No. 08-724, Ronald Beattie v. Michael Macaluso, et al., in the United States District Court for the Eastern District of Pennsylvania. This action makes substantially similar allegations as the original complaint in the Vitale action. The complaint has not yet been served on the Company.
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
Indemnity Demands
Mr. Jeffrey Tomz
After the above referenced litigations were commenced, Mr. Jeffrey Tomz, who formerly served as Isolagen’s Chief Financial Officer, demanded reimbursement of his costs of defense, and reimbursement for the costs of responding to a Securities and Exchange Commission investigation of his alleged insider trading in Isolagen stock. It is understood that Tomz’s defense costs to date amount to approximately $0.3 million.
As the Vitale matter has now been resolved in favor of all defendants, including Mr. Tomz, the Company is presently obligated to reimburse him for the reasonable and necessary costs of defending all claims asserted therein other than the insider trading allegations. Although decided on jurisdictional grounds, it is likely the Company is also obligated to reimburse Mr. Tomz for the reasonable and necessary costs incurred in defending the Fordyce matter given that it has also been resolved in favor of all defendants. The Company would be liable to reimburse Mr. Tomz for the reasonable and necessary costs of defense in the Keene case if it is affirmed on appeal and in the putative securities cases should he prevail in that action. The Company has refused to pay the amount of fees and expenses for which Mr. Tomz has sought reimbursement because it believes they are excessive, duplicative and have not been properly segregated between reimbursable and non-reimbursable claims. The Company has negotiated an acceptable compromise for the amounts billed by Mr. Tomz’s local Pennsylvania counsel for an amount less than $0.1 million.
Prior to the resolution of the various derivative actions, Mr. Tomz filed a demand for arbitration seeking advancement of his defense costs. He subsequently agreed to stay those proceedings. At present, Mr. Tomz has not sought to lift this stay and it is uncertain whether he will attempt to do so in the future.
The Company has accrued less than $0.1 million in the accompanying Consolidated Financial Statements as of December 31, 2007 with respect to Mr. Tomz’s existing defense costs in dispute. The Company intends to seek reimbursement under its directors and officers liability policy for any amounts paid to reimburse Mr. Tomz for his defense costs, which includes less than $0.1 million paid to date.
Underwriters
The Underwriters have each demanded that the Company indemnify, hold harmless and defend them with respect to the claims asserted in the putative securities actions. The total amount demanded to date is less than $0.3 million, however, we believe that cumulative future amounts of these defense costs are likely to be significant, although these cumulative future amounts cannot be estimated at this time.

Isolagen has denied this demand on numerous grounds, including that: (i) as to the November 2004 convertible notes offering, it only agreed to indemnify the Underwriters for any losses resulting from any untrue statement, or alleged untrue statement, of material fact in the offering documents provided by the Company to a holder or prospective purchaser of securities, and plaintiffs’ claims in the securities action are not based upon alleged untrue statements in any such documents; (ii) as to the June 2004 secondary offering, it only agreed to indemnify the Underwriters for untrue statements, or alleged untrue statements, of material fact, in the preliminary prospectus, registration statement, prospectus or any amendment thereof, and there were no such untrue statements in any such document; (iii) Isolagen assumed no duty to defend or advance defense costs; and (iv) Isolagen satisfied whatever duty to defend it may have to the Underwriters by offering to assume the Underwriters’ defense. Accordingly, the Company has have not accrued any amounts related to the Underwriters’ defense costs in our Consolidated Financial Statements.
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
(v) $198,950 related to Ms. Ciallella’s legal support services to be provided to the Company, of which approximately $158,000 had been paid as of December 31, 2007;
(vi) Ms. Ciallella retained 300,000 of the 400,000 performance options issued to her in June 2006, which expire in June 2016; Ms. Ciallella retained 160,000 of the options issued to her in April 2006, which expire in April 2016 and which were fully vested; and Ms. Ciallella retained her vested 300,000 options, which were issued to her in April 2005 and expire in April 2015 (see Note 13).
Each of the Company and Ms. Ciallella released the other party from any and all claims that it/she may have; and Ms. Ciallella agreed to resign from all officer and director positions she held with the Company or any of its subsidiaries.
During the three months ended March 31, 2007, the Company recorded termination costs aggregating $2.6 million to reflect the March 16, 2007 understanding between the parties, which were included in selling, general, and administrative expenses. As a result of the June 2007 Settlement Agreement, during the three months ended June 30, 2007 the Company recorded an additional $2.0 million of termination costs, which are also included in selling, general, and administrative expenses. No such expenses were incurred during the three months ended September 30, 2007. Accordingly, during the year ended December 31, 2007, the Company recorded total termination costs of approximately $4.6 million, as follows:

Year ended
(in millions)	December 31, 2007
Salary and severance	$2.8
Consulting fee	0.2
Legal fee reimbursement to Ms. Ciallella	0.2
Company legal fees	0.3
Stock option modifications (see Note 13)	1.1

$4.6

Of the $0.3 million of Company legal fees discussed above, approximately $133,000 related to the Board of Directors’ Special Committee legal counsel retained in connection with the Ciallella matter and was paid directly by the Company. Less than $10,000 related to the legal fees of one the Company’s Board members in connection with the Ciallella matter was paid directly by the Company. Also, less than $10,000 related to the legal fees of our Chief Executive Officer in connection with the Ciallella matter was paid directly by the Company. The Company is pursuing reimbursement of the amounts paid in excess of Ms. Ciallella’s contractual severance, plus defense costs, from its insurance carriers. There can be, however, no assurance that there will be a recovery or if there is, of the amount thereof. As of December 31, 2007, $0.3 million remains due to Ms. Ciallella and is recorded in accrued expenses on the consolidated balance sheet.
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
During the year ended December 31, 2006, payments to patients and retreatments reduced the accrual by $0.6 million. During the three months ended March 31, 2007 and June 30, 2007, payments and retreatments to patients reduced the accrual by approximately $0.1 million and $0.0 million, respectively. As of December 31, 2007, the accrual, which is included in current liabilities of discontinued operations in the consolidated balance sheet, was $0.1 million. The estimates related to this liability may change in future periods and the effects of any changes will be accounted for in the period in which the estimate changes.

Subsequent to the Company’s public announcement regarding the closure of the United Kingdom operation, the Company received negative publicity and negative correspondence from former patients in the United Kingdom that previously received our treatment. More recently, the Company received a written demand by an attorney representing approximately 82 former patients each claiming negligent misstatements were made and each claiming, on average, £3,500 (or approximately $7,000), plus unquantified interest and incidental expenses. The Company is in the process of evaluating the merits of the claims made in the demand. To date, no formal legal action has been brought by the attorney against the Company, and no provision has been recorded in the consolidated financial statements related to this matter.
Other Litigation
The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other matters, management currently believes that the results will not have a material impact on the Company’s financial statements.
Leases
The Company has entered into leases for office, warehouse and laboratory facilities in Exton, Pennsylvania, Houston, Texas, Santa Barbara, California and London, England under third party non-cancelable operating leases through 2010. Future minimum lease commitments at December 31, 2007 are as follows:

Year Ending December 31,
2008	$1,350,058
2009	1,329,907
2010	1,154,411
2011	1,119,312
2012	1,119,312
Thereafter	279,828

Total	$6,352,828

For the years ended December 31, 2007, 2006 and 2005, rental expense totaled $1.7 million, $1.8 million and $1.8 million, respectively (which includes rent expense related to discontinued operations of $0.4 million, $0.7 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively).
In August 2006, the Company entered into a non-cancelable two year operating lease for approximately 2,200 square feet in Santa Barbara, California. This office space houses certain members of our senior management team.
In April 2005, the Company entered into a non-cancelable three year operating lease for approximately 86,500 square feet in Exton, Pennsylvania. This facility houses members of our senior management team, quality and manufacturing personnel, and the corporate finance department. The Company began constructing a production line in a portion of this facility in anticipation of eventual FDA approval. The facility was completed during September 2005. This production line is expected to be utilized for the production of clinical supplies. The non-cancelable portion of the lease expires on March 31, 2008, provided however that if the lease is not cancelled by the Company prior to March 31, 2007, at least one year prior to the end of the non-cancelable portion of the lease, then the lease shall end on March 31, 2013. The Company would then have the option to extend the term of the lease for five years, beginning on April 1, 2013. During 2007, the Company extended the lease through March 31, 2013, and accordingly, the Company amortizes its leasehold improvements related to this facility through March 31, 2013. Lease expense is recognized on a straight-line basis through March 31, 2013. The Exton, Pennsylvania minimum lease payments have been included in the future minimum lease commitments table above through March 31, 2013.
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
As discussed in Note 5, in September 2004 the Company adopted a plan to close its Australia facility. The lease related to the Company’s Australia facility was originally due to expire on December, 31, 2004. The Company terminated this lease in October 2005.

As discussed in Note 3, in April 2005 the Company acquired a two-building corporate campus in Bevaix, Canton of Neuchâtel, Switzerland, which is reflected as assets of discontinued operations held for sale on the accompanying consolidated balance sheets. The Company leases one of these buildings to a third party for approximately $0.3 million per year. This lease began April 15, 2005 and concludes on December 31, 2010.
Distribution agreement
In April 2003, the Company entered into a distribution agreement with Equipmed Pty. Ltd (“Equipmed”). Equipmed had the exclusive right as the Company’s distributor in Australia and New Zealand of services utilizing the Company’s technology for its autologous cellular system for soft tissue regeneration and other therapies in the cosmetic dermatological surgery markets (i.e., exclusively for wrinkle and acne reduction) within Australia and New Zealand. The Company terminated this agreement in exchange for a payment to Equipmed of approximately $0.4 million during 2005. Approximately $0.1 million of this payment was charged to loss from discontinued operations in the consolidated statement of operations during the year ended December 31, 2005.
Departure of Former Chief Executive Officers
Effective October 27, 2005 Mr. Frank DeLape also resigned as Chairman of the Board and member of the Board of Directors. In connection with Mr. DeLape’s resignation, Mr. DeLape and the Company entered into a Separation and Release Agreement (the “Agreement”). Pursuant to the Agreement, Mr. DeLape agreed, among other things, to (a) resign all positions with the Company and all of its subsidiaries and to terminate his employment with the Company, (b) certain lock-up and standstill restrictions in respect of shares of the Company’s common stock he and his affiliates own through July 2006, and (c) execute a release for the benefit of the Company and its subsidiaries. The Company agreed, among other things, to pay a separation payment in the amount of $210,000, beginning on Mr. DeLape’s resignation date through March 15, 2006. Mr. DeLape also retained options to purchase (a) 650,000 shares of the Company’s common stock granted on September 1, 2001 at an exercise price of $6.00, which were fully vested as of his resignation date and will be exercisable for a period of two years following his resignation date, (b) 400,000 shares of the Company’s common stock granted on February 25, 2003 at an exercise price of $4.50, which were fully vested as of his resignation date and will be exercisable for a period of five years following his resignation date and (c) 150,000 shares of the Company’s common stock granted on September 5, 2003 at an exercise price of $9.81, which were fully vested as of his resignation date and will be exercisable for a period of three years following his resignation date. All other unexercised options granted to Mr. DeLape to purchase shares of the Company’s common stock were cancelled as of Mr. DeLape’s resignation date. The Amended and Restated Employment Agreement of June 2005 between Mr. DeLape and the Company was terminated. Any options to purchase stock under the 2005 Agreement were cancelled. The separation payment pursuant to the Separation and Release Agreement reflects the amount that would otherwise be owed under Mr. DeLape’s 2003 Employment Agreement reduced by the amount of certain office expense reimbursements paid to him pursuant to the 2005 Agreement.
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
Note 12—Equity
Significant Common Stock Transactions
In August 2003, the Company sold in a private offering 3,359,331 shares of Common Stock, par value $0.001 per share, at an offering price of $6 per share. After deducting the costs and expenses associated with the sale, the Company received net cash totaling $18.5 million.
In June 2004, the Company issued a) 7,200,000 shares of common stock, at $8.50 per share, for cash totaling net $56.8 million in connection with the secondary offering completed in June 2004; and b) 51,828 shares of common stock in exchange for cashless exercise of warrants.
In June 2007, the Company filed a shelf registration statement on Form S-3, which was subsequently declared effective by the SEC. The shelf registration allowed the Company the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. In August 2007, the Company sold under this shelf registration statement 6,767,647 shares of common stock to institutional investors, raising proceeds of $13.8 million, net of offering costs. The Company may offer and sell up to an additional $36.2 million of common stock pursuant to this shelf registration.

Refer to the consolidated statement of shareholders’ equity (deficit) and comprehensive loss for common stock transactions from the period December 28, 1995 through December 31, 2007.
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
The price of the preferred stock sold was $3.50 per share. The market value of the Company’s common stock sold on the dates that the preferred stock sold or was issued as a dividend had a range of $2.30 — $5.40 per common share. In accordance with EITF 00-27 this created a beneficial conversion to the holders of the preferred stock and a deemed dividend to the preferred stockholders totaling $10.2 million was recorded by the Company with a corresponding amount recorded as additional paid-in capital. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series A Preferred Stock limited to the value of the proceeds received.
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
The price of the preferred stock sold was $28 per share. The market value of the Company’s common stock sold on the dates that the preferred stock was sold had a range of $4.40 — $4.54 per common share. In accordance with EITF 00-27 this created a beneficial conversion to the holders of the preferred stock and a deemed dividend to the preferred stockholders totaling approximately $1.2 million was recorded by the Company with a corresponding amount recorded as additional paid-in capital. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the Series B Preferred Stock limited to the value of the proceeds received.
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
Note 13—Equity-based Compensation
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
The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $1.8 million and $1.1 million of compensation expense, net of tax, during the years ended December 31, 2007 and 2006, respectively, for stock option awards to employees and directors based on the estimated fair values, at the grant dates, of the awards. Further, in connection with the separation agreement with the Company’s former President and related modification of the former President’s stock options (see Note 11), the Company recorded $1.1 million in stock option modification expense during the three months ended March 31, 2007, as discussed further below.

Results for the years ended December 31, 2005 have not been restated. Had compensation expense for employee and director stock options been determined based on fair value at the grant date consistent with SFAS No. 123(R), with stock options expensed using the straight-line attribution method, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

Year Ended
December 31,
2005
Net loss—as reported	$(35,777,584)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects of $0	44,329
Less: total stock based employee compensation determined under fair value based method for all awards granted to employees, net of related tax effect of $0	(5,967,467)

Net loss—pro forma	$(41,700,722)

Net loss per share—as reported
Basic and diluted	$(1.18)

Net loss per share—pro forma
Basic and diluted	$(1.38)

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $1.91, $1.42 and $2.90 for the years ended December 31, 2007, 2006 and 2005, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected life (years)	4.1	5.3	5.0
Interest rate	4.8%	4.9%	4.0%
Dividend yield	—	—	—
Volatility	76%	79%	78%
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
There were 16,666 stock options exercised during the year ended December 31, 2007, resulting in cash proceeds to the Company of less than $0.1 million. There were 86,000 stock options exercised during the year ended December 31, 2006, resulting in cash proceeds to the Company of $0.2 million. There were 25,000 stock options exercised during the year ended December 31, 2005, resulting in cash proceeds to the Company of $0.1 million. These exercised options in 2007, 2006 and 2005, respectively, had an intrinsic value of less than $0.1 million, $0.2 million and less than $0.1 million. A summary of option activity for the year ended December 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	10,474,833	$4.17
Granted	717,500	3.26
Exercised	(16,666)	1.58
Forfeited	(3,451,668)	5.61

Outstanding at December 31, 2007	7,723,999	3.45	5.67	$2,365,230

Options exercisable at December 31, 2007	5,177,161	$4.06	5.04	$1,093,007

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2007:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at January 1, 2007	3,571,089	$1.41
Granted	717,500	1.91
Vested	(1,345,083)	1.55
Forfeited	(396,668)	1.77

Non-vested at December 31, 2007	2,546,838	$1.43

The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $2.1 million, $1.2 million and $10.6 million, respectively. As discussed above, in December 2005 the Company’s Board of Directors approved the full vesting of all unvested, outstanding stock options issued to current employees and directors. As of December 31, 2007, there was $1.8 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2007, there was $0.8 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.
2001 Stock Option and Stock Appreciation Rights Plan
Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of December 31, 2007, there were 1,984,000 options outstanding under the Stock Plan and 2,390,334 options are available to be issued under the Stock Plan.
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

During the three months ended December 31, 2007, the Company issued, under the 2001 Stock Plan, 30,000 options to one newly appointed board member, with exercise price of $3.14, with a contractual life of 10 years and a cliff-vesting period of one year.
2003 Stock Option and Stock Appreciation Rights Plan
On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of December 31, 2007, there were 1,866,666 options outstanding under the 2003 Stock Plan and 383,334 shares were available for issuance under the 2003 Stock Plan. No options were granted under the 2003 Stock Plan during the year ended December 31, 2007.
2005 Equity Incentive Plan
On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of December 31, 2007, there were 305,000 options outstanding and 1,712,652 shares were available for issuance under the 2005 Stock Plan.
During the three months ended March 31, 2007, the Company modified a 400,000 share performance option grant, as discussed below under Modification of Stock Options. This 400,000 share performance option grant was issued during the three months ended June 30, 2006 to purchase common stock with an exercise price of $1.88 per share to the Company’s President. These options had a ten year maximum contractual life and the options were to vest, and no longer be subject to forfeiture, upon the occurrence of any of the following events: (i) upon the closing of the sale of substantially all of the assets of the Company or the reorganization, consolidation or the merger of the Company; provided that the event results in the payment or distribution of consideration valued in good faith by the Board of Directors at $25 per share or more; or (ii) upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of common stock of the Company at a price per share valued in good faith by the Board of Directors at $25 or more; or (iii) immediately following a “Stock Acquisition Date,” as that term is defined in the Rights Plan adopted by the Company on May 12, 2006 (provided that said rights are not subsequently redeemed by the Company or that the Rights Plan is not subsequently amended to preclude exercise of the rights issued thereunder, prior to the Distribution Date, as that term is defined in the Rights Pan), or (iv) at such other time as the Board of Directors, in its sole discretion, deems appropriate; provided in each case that the President is employed by the Company at the time of said event. The 400,000 share option grant was considered a grant of a performance stock option. No compensation cost was recorded during 2006 for this grant as the Company did not believe that the vesting events were probable of occurrence. The 2006 grant date fair value of the award was approximately $0.6 million. Subsequently, this 400,000 share option grant was modified during the three months ended March 31, 2007, as discussed below under Modification of Stock Options.
Modification of Stock Options
In connection with the separation of the Company’s President (see Note 11), the Company agreed on March 16, 2007 to modify certain of the President’s stock options such that (1) 120,000 unvested, time-based stock options would vest immediately and (2) of 400,000 performance based stock options, 100,000 would be cancelled and the remaining 300,000 would be extended such that the 300,000 options would expire 10 years from the original grant date, as opposed to expiring upon termination of employment. The 300,000 performance based stock options would continue to be subject to the same performance based vesting requirements. The 120,000 modified stock options were valued using the Black-Scholes valuation model, and resulted in $0.3 million charge to selling, general and administrative expense during the months ended March 31, 2007. The 300,000 modified performance stock options were valued using the Black-Scholes valuation model, and resulted in $0.8 million charge to selling, general and administrative expense in the year ended December 31, 2007. Two other employee stock option modifications resulted in less than $0.1 million charge to selling, general and administrative expense in the year ended 2007.
During the year ended December 31, 2006, the Company modified 100,000 stock options previously granted to the former CFO of the Company during 2005, such that the options will expire five years from the date of grant, as opposed to 90 days after termination. In connection with this modification, the Company recorded a charge of $0.1 million to selling, general and administrative expenses in the consolidated statement of operations in the year ended December 31, 2006.

Also, refer to Note 17, Subsequent Event, for a discussion of the stock options modifications, which occurred in January 2008, related to our former Chief Executive Officer.
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
During the three months ended September 30, 2006, 1,708 shares of restricted stock vested. During the three months ended December 31, 2006, 15,002 shares were cancelled due to terminations and 42 shares of restricted stock vested. Compensation expense related to the restricted stock was less than $0.1 million for the year ended December 31, 2007 and less than $0.1 million for the year ended December 31, 2006. As of December 31, 2007, 166 shares of unvested restricted stock were outstanding, which vest quarterly through March 31, 2009.
Other Stock Options
During the year ended December 31, 2007, the Company did not issue any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan. As of December 31, 2007, there were 3,568,333 nonqualified stock options outstanding outside of the shareholder approved plans discussed above.
During the year ended December 31, 2006, the Company issued (1) 2,000,000 options to purchase its common stock with an exercise price of $1.88 per share to the Company’s CEO, which have a ten year maximum contractual life and which vest each fiscal quarter end over a three year period from the date of grant, (2) 325,000 options to purchase its common stock with an exercise price of $1.87 per share to the Company’s CFO, with a five year maximum contractual life and which vest annually over a three year period from the date of grant and (3) 200,000 options to purchase its common stock with an exercise price of $1.87 per share to a separate employee, with a five year maximum contractual life and which vest annually over a three year period from the date of grant.
In addition, during the year ended December 31, 2006 the Company issued 500,000 options to purchase its common stock with an exercise price of $1.88 per share to the Company’s CEO. These options have a ten year maximum contractual life and the options have identical vesting terms to the Performance Stock Option Grant issued to the Company’s President under the 2005 Stock Plan as described above. No compensation cost has been recorded for this grant as the Company does not currently believe that the vesting events are probable of occurrence. The grant date fair value of the award was approximately $0.7 million. This fair value of $0.7 million, or any portion thereof, will not be recognized as compensation expense until the vesting of the award becomes probable.
Equity Instruments Issued for Services
As of December 31, 2007, the Company had outstanding 603,600 warrants and options issued to non-employees under consulting agreements. The following sets forth certain information concerning these warrants and options:

Vested
Warrants and options outstanding	603,600
Range of exercise prices	$1.50-6.00
Weighted average exercise price	$4.17
Expiration dates	2009-2013

Expense related to these contracts was less than $0.1 million, $0.2 million and $(0.2) million for the years ended December 31, 2007, 2006 and 2005, respectively. The expense was calculated using the Black Scholes option-pricing model based on the following weighted average assumptions:

Expected life (years)	4-5 Years
Interest rate	4.0-4.97%
Dividend yield	—
Volatility	71-83%
Further, there were 168,246 and 688,256 warrants outstanding as of December 31, 2007 and as of December 31, 2006, which were primarily issued in connection with past equity offerings. During the years ended December 31, 2007, 2006 and 2005, there were 520,010, 0 and 60,000 warrants exercised, respectively. Of the warrants exercised during the year ended December 31, 2007, 463,370 were exercised via cash payment of the $1.93 exercise price, and the remaining 56,640 warrants were exercised via net share exercise. In total, 492,613 shares of common stock were issued during 2007 as a result of these warrants exercised and $0.9 million of cash proceeds were received by the Company in connection with the payment of the related warrant exercise price. The intrinsic value of the warrants exercised during the years ended December 31, 2007 and 2005 were $1.1 million and $0.4 million, respectively. There were no warrants converted or forfeited during the year ended December 31, 2006.
Note 14—Certain Relationships and Related Transactions
As discussed in Notes 9 and 12, in November 2004 the Company repurchased 2,000,000 shares of its common stock from Frank DeLape, who was then the Chairman of the Board of Directors, Michael Macaluso, a former director and the former President and Chief Executive Officer, Olga Marko, the former Senior Vice President and Director of Research, Michael Avignon, the former Manager of International Operations, and Timothy J. Till, a shareholder. The purchase price from the insiders, affiliates and founders of the Company listed above was $6.33 per share which represented a 5% discount from the closing price of the Company’s common stock on the American Stock Exchange on October 28, 2004, the date the offering of the 3.5% Subordinated Notes was priced. The purchase of the shares from the insiders was approved by a special committee of independent directors in partial reliance on a fairness opinion issued by an investment bank.
Five of the Company’s current Board members and seven of the Company’s former officers and directors are named defendants in certain pending class action and derivative legal proceedings discussed in Note 11 above. During 2007, the Company advanced an aggregate of $0.8 million, or approximately $0.1 million per person, for legal expenses incurred on behalf of those five Board members and seven former officers and directors in connection with their defense in those proceedings. During 2006, the Company advanced an aggregate of $0.9 million, or approximately $0.1 million per person, for legal expenses incurred on behalf of those five Board members and seven former officers and directors in connection with their defense in those proceedings. As of December 31, 2007, $1.5 million of the advanced amounts (approximately $0.1 per person) have been reimbursed to the Company by the Company’s insurance carriers.
Since June 2005, Mr. Ralph De Martino, a member of the Company’s Board of Directors, has been a member of the law firm Cozen O’Connor in the firm’s Washington, DC office. From January 2003 until June 2005, Mr. De Martino was the managing partner of the Washington, DC office of the law firm Dilworth Paxson LLP. Fees paid by the Company to Cozen O’Connor during 2007, 2006 and 2005 were $0.7 million, $0.4 million and $0.2 million, respectively. Fees paid by the Company to Dilworth Paxson LLP during 2007, 2006 and 2005 were $0.0 million, $0.0 million and $0.4 million, respectively.
See Note 11, Dispute with Former President and Member of the Board of Directors and Departure of Former Chief Executive Officers, for discussion of severance arrangements with former senior employees. See Note 17, Subsequent Event, for discussion of the January 2008 departure of our former Chief Executive Officer.

Note 15—Segment Information and Geographical information
With the acquisition of Agera on August 10, 2006 (see Note 4), the Company now has two reportable segments: Isolagen Therapy and Agera. Prior to the acquisition of Agera, the Company reported one reportable segment. The Isolagen Therapy segment specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. The following table provides operating financial information for the continuing operations of the Company’s two reportable segments:

	Segment
Year Ended December 31, 2007	Isolagen Therapy	Agera	Consolidated
External revenue	$—	$1,400,986	$1,400,986
Intersegment revenue	—	—	—

Total operating revenue	—	1,400,986	1,400,986
Cost of revenue	—	656,029	656,029
Selling, general and administrative expense	17,429,016	1,301,847	18,730,863
Research and development expense	13,278,796	19,542	13,298,338
Management fee	(600,000)	600,000	—

Total operating expenses	30,107,812	1,921,389	32,029,201
Operating loss	(30,107,812)	(1,176,432)	(31,284,244)
Interest income	897,731	3,531	901,262
Other income	150,138	—	150,138
Interest expense	(3,899,239)	—	(3,899,239)
Minority interest	—	246,347	246,347

Segment loss	$(32,959,182)	$(926,554)	$(33,885,736)

Supplemental information related to continuing operations

Depreciation and amortization expense	$1,178,376	$326,842	$1,505,218
Capital expenditures	184,538	—	184,538
Equity awards issued for services	3,026,609	—	3,026,609
Amortization of debt issuance costs	749,239	—	749,239
Total assets, including assets from discontinued operations	34,162,693	5,328,497	39,491,190
Property and equipment, net	3,395,723	—	3,395,723
Intangible assets, net	529,875	4,069,663	4,599,538
An intercompany receivable of $1.1 million, due from the Agera segment to the Isolagen Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen, as well as Agera working capital needs provided by Isolagen, and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at December 31, 2007 are approximately $39.5 million, which includes assets of continuing operations of $28.2 million and assets of discontinued operations of $11.3 million.

	Segment
Year Ended December 31, 2006	Isolagen Therapy	Agera	Consolidated
External revenue	$—	$384,389	$384,389
Intersegment revenue	—	—	—

Total operating revenue	—	384,389	384,389
Cost of revenue	—	194,197	194,197
Selling, general and administrative expense	12,600,305	574,655	13,174,960
Research and development expense	8,796,219	—	8,796,219
Management fee	(278,136)	278,136	—

Total operating expenses	21,118,388	852,791	21,971,179
Operating loss	(21,118,388)	(662,599)	(21,780,987)
Interest income	2,249,892	12,007	2,261,899
Interest expense	(3,899,239)	—	(3,899,239)
Minority interest	—	78,132	78,132
Income tax benefit	—	190,754	190,754

Segment loss	$(22,767,735)	$(381,706)	$(23,149,441)

Supplemental information related to continuing operations

Depreciation and amortization expense	$1,174,404	$125,616	$1,300,020
Capital expenditures	917,811	—	917,811
Equity awards issued for services	1,464,139	—	1,464,139
Amortization of debt issuance costs	749,240	—	749,240
Total assets, including assets from discontinued operations	51,269,373	6,017,502	57,286,875
Property and equipment, net	4,331,605	—	4,331,605
Intangible assets, net	540,000	4,396,505	4,936,505
An intercompany receivable of $0.3 million, due from the Agera segment to the Isolagen Therapy segment, is eliminated during consolidation. This intercompany receivable is primarily due to the intercompany management fee charge and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at December 31, 2006 are approximately $57.3 million, which includes assets of continuing operations of $45.9 million and assets of discontinued operations of $11.4 million.
Geographical information concerning the Company’s continuing operations and assets is as follows:

	Revenue
	Year ended December 31,
	2007	2006	2005
United States	$368,784	$150,945	$—
United Kingdom	967,313	217,340	—
Other	64,889	16,104	—

	$1,400,986	$384,389	$—

During 2007, revenue from one foreign customer and one domestic customer represented 69% and 16% of consolidated revenue, respectively.

	Property and Equipment, net
	As of December 31,
	2007	2006
United States	$3,395,723	$4,331,605

	Intangible Assets, net
	As of December 31,
	2007	2006
United States	$4,599,538	$4,936,505

Note 16—Summarized Quarterly Financial Data (unaudited)

(in millions, except net loss per share amounts)
For the following three-month periods ended	March 31	June 30	September 30	December 31
2007
Revenue	$313,622	$346,716	$331,115	$409,533
Cost of sales	159,087	157,373	158,096	181,473
Operating loss	(9,271,841)	(8,889,214)	(6,930,287)	(6,192,902)
Net loss from discontinued operations	(1,092,926)	(318,952)	(128,111)	(147,389)
Net loss	(10,941,393)	(9,740,860)	(7,798,473)	(7,092,388)
Net loss per share	$(0.36)	$(0.32)	$(0.23)	$(0.19)

For the following three-month periods ended	March 31	June 30	September 30	December 31
2006
Revenue	$—	$—	$141,428	$242,961
Cost of sales	—	—	72,444	121,753
Operating loss	(5,696,305)	(4,958,515)	(4,478,833)	(6,647,334)
Net loss from discontinued operations	(3,888,686)	(2,817,271)	(1,797,416)	(4,168,592)
Net loss	(9,917,451)	(8,131,714)	(6,671,880)	(11,100,361)
Net loss per share	$(0.33)	$(0.27)	$(0.22)	$(0.37)
Quarterly and year to date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.
Note 17—Subsequent Event
On January 7, 2008, the Company and Mr. Nicholas L. Teti, Jr. entered into a consulting and non-competition agreement (the “Consulting Agreement”), pursuant to which Mr. Teti agreed to continue as the Company’s non-executive Chairman of the Board and to become a consultant to the Company, and Mr. Teti resigned his position as Chief Executive Officer and President of the Company. Mr. Teti agreed to provide consulting services to the Company until June 30, 2009, subject to the prior termination of the Consulting Agreement, which may occur upon 30 days notice by either party. Mr. Teti will receive an annual consulting fee of $100,000 for his services. Pursuant to the Consulting Agreement, Mr. Teti’s original employment agreement, dated June 5, 2006, was terminated and the parties agreed that he was owed no severance payments under the original employment agreement. Mr. Teti will retain his previously issued stock options, which will continue to vest in accordance with their original terms. In connection with Mr. Teti’s service as non-executive Chairman of the Board, Mr. Teti will receive an annual retainer of $60,000.
As a result of the modifications to Mr. Teti’s stock options set forth in the Consulting Agreement, the Company will be required to record a non-cash compensation charge during the three months ended March 31, 2008 of approximately $1.3 million related to Mr. Teti’s 1,166,665 vested stock options, even though the number of shares, the vesting schedules and the exercise price of the stock options previously granted to Mr. Teti have not changed. Further, related to Mr. Teti’s 833,335 unvested stock options, the Company estimates that a non-cash charge of approximately $1.4 million will be recorded ratably over five fiscal quarters, beginning with the three months ended March 31, 2008. This estimate is based on certain stock option valuation assumptions as of January 2008. However, the ultimate charge will be based on the future valuation assumptions in effect upon the vesting dates of these currently unvested stock options.

On January 7, 2008, the Company and Mr. Declan Daly entered into an employment agreement (the “Agreement”) pursuant to which Mr. Daly agreed to serve as Chief Executive Officer of the Company until December 31, 2010, subject to the automatic renewal of the Agreement for an additional one-year term unless the Company notifies Mr. Daly 180 days prior to the expiration of the Agreement of its intention not to renew the Agreement. The Agreement supersedes the current employment agreement between the Company and Mr. Daly, effective June 5, 2006, which was terminated. In addition, Mr. Daly agreed to continue in his current role as Chief Financial Officer of the Company, but has resigned as Chief Operating Officer of the Company. The Agreement provides Mr. Daly with an annual base salary of $430,000, which will be periodically reviewed and may be increased at the Board’s discretion. Under the Agreement, Mr. Daly was granted the following ten-year option grants: (a) an option to purchase 350,000 shares of common stock at an exercise price equal to the closing of the common stock on the last trading day preceding execution of the Agreement, which vests in twelve equal quarterly installments commencing March 31, 2008; and (b) a performance stock option to purchase 100,000 shares of common stock at an exercise price equal to the closing of the common stock on the last trading day preceding execution of the Agreement that shall vest as follows: (i) 50% of performance stock option shall vest upon the Company’s accepted filing of a Biologics License Application by the FDA and (ii) the remaining 50% of the performance stock option shall vest upon the FDA’s approval of the Company’s Biologics License Application filing; provided in each case that Mr. Daly is the Company’s Chief Executive Officer at the time of said event.

EXHIBIT INDEX

EXHIBIT
NO.	IDENTIFICATION OF EXHIBIT
2
Agreement and Plan of Merger by and among American Financial Holding, Inc., ISO Acquisition Corp., Isolagen Technologies, Inc., Gemini IX, Inc., and William K. Boss, Jr., Olga Marko and Dennis McGill dated August 1, 2001(1)

3(i)	Amended Certificate of Incorporation(17)
3(ii)	Third Amended and Restated Bylaws(25)
4.1	Specimen of Common Stock certificate(2)
4.2	Certificate of Designations of Series A Convertible Preferred Stock(7)
4.3	Certificate of Designations of Series B Convertible Preferred Stock(5)
4.4	Indenture, dated November 3, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee(11)
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

10.1	2003 Stock Option and Stock Appreciation Rights Plan(3)*
10.2	2001 Stock Option and Appreciation Rights Plan(4)*
10.3	Lease Agreement dated March 24, 2002 by and between the Registrant as Lessee and Claire O Aceti Gbmh as Lessor(7)
10.4	Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners(8)
10.5	Purchase Agreement among CIBC World Market Corp., UBS Securities LLC, and Adams, Harkness & Hill, Inc. dated October 28, 2004(11)
10.6	Registration Rights Agreement among CIBC World Market Corp., UBS Securities LLC, and Adams, Harkness & Hill, Inc. dated November 3, 2004(11)
10.7	Lease Agreement between Isolagen Technologies, Inc. and Beltway 8 Service Center Investors Ltd. dated February 16, 2005(13)
10.8	Lease Agreement between Isolagen, Inc and The Hankin Group dates April 7, 2005(15)
10.9	Purchase Option Agreement between Isolagen, Inc and 405 Eagleview Associates dated April 7, 2005(15)
10.10	2005 Equity Incentive Plan, as amended(18)
10.11	Separation and Release Agreement, dated October 27, 2005, among Isolagen, Inc., Isolagen Technologies, Inc. and Frank DeLape(19)
10.12	Amended Employment Agreement between Isolagen, Inc. and Susan Ciallella(20)*
10.13	Employment Agreement between Isolagen, Inc. and Todd Greenspan(20)*
10.14	Employment Agreement dated June 5, 2006 between Isolagen, Inc. and Nicholas L. Teti(22)*
10.15	Employment Agreement dated March 12, 2007 between Isolagen, Inc. and Declan Daly(23)*
10.16	Employment Agreement dated March 12, 2007 between Isolagen, Inc. and Steven Trider(23)*
10.17	Settlement Agreement and Release between Susan Stranahan Ciallella and Isolagen, Inc. dated June 8, 2007 (24)
10.18	Consulting and Non-Competition Agreement dated January 7, 2008 between Isolagen, Inc. and Nicholas L. Teti * (26)
10.19	Employment Agreement dated January 7, 2008 between Isolagen, Inc. and Declan Daly * (26)
14	Code of Ethics(9)
21	List of Subsidiaries(23)
23	BDO Seidman, LLP Consent(26)
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(26)
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(26)

*	Indicates a management contract or a compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the company’s Form 8-K, filed on August 22, 2001, and is incorporated by reference hereto.

(2)	Previously filed as an exhibit to the company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and is incorporated by reference hereto.

(3)	Previously filed as an appendix to the company’s Definitive Proxy Statement, as filed on May 6, 2003, in connection with the 2003 Annual Stockholder Meeting, and is incorporated by reference hereto.

(4)	Previously filed as an appendix to the company’s Definitive Proxy Statement, as filed on October 23, 2001, in connection with the 2001 Annual Stockholder Meeting, and is incorporated by reference hereto.

(5)	Previously filed as an exhibit to the company’s Form 10-Q for the fiscal quarter ended March 31, 2003, as filed on May 15, 2003, and is incorporated by reference hereto.

(6)	Previously filed as an exhibit to the company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and is incorporated by reference hereto.

(7)	Previously filed as an exhibit to the company’s Form S-1, as filed on September 12, 2003, and is incorporated by reference hereto.

(8)	Previously filed as an exhibit to the company’s amended Form S-1, as filed on October 24, 2003, and is incorporated by reference hereto.

(9)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated by reference hereto.

(10)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and is incorporated by reference hereto.

(11)	Previously filed as an exhibit to the company’s Current Report on Form 8-K dated November 4, 2004, and is incorporated by reference hereto.

(12)	Reserved.

(13)	Previously filed as an exhibit to the company’s Form 8-K, filed on February 23, 2005, and is incorporated by reference hereto.

(14)	Reserved.

(15)	Previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005, and is incorporated by reference hereto.

(16)	Reserved.

(17)	Previously filed as an exhibit to the company’s Form 10-Q for the fiscal quarter ended June 30, 2005, as filed on August 9, 2005, and is incorporated by reference hereto.

(18)	Previously filed as an exhibit to the company’s Form S-8, filed on February 13, 2006, and is incorporated by reference hereto.

(19)	Previously filed as an exhibit to the company’s Form 8-K, filed on November 2, 2005, and is incorporated by reference hereto.

(20)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and is incorporated by reference hereto.

(21)	Previously filed as an exhibit to the company’s Form 8-K, filed on May 15, 2006, and is incorporated by reference hereto.

(22)	Previously filed as an exhibit to the company’s Form 8-K, filed on June 9, 2006, and is incorporated by reference hereto.

(23)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and is incorporated by reference hereto.

(24)	Previously filed as an exhibit to the company’s Form 8-K, filed on June 13, 2007, and is incorporated by reference hereto.

(25)	Previously filed as an exhibit to the company’s Form 8-K, filed on January 8, 2007, and is incorporated by reference hereto.

(26)	Filed herewith.