Form 10-Q
period 2008-03-31
ISOLAGEN INC
filed 2008-05-09
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Isolagen, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	001-31564 (Commission File Number)	87-0458888 (I.R.S. Employer Identification No.)
405 Eagleview Boulevard
Exton, Pennsylvania 19341
(Address of principal executive offices, including zip code)
(484) 713-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 5, 2008, issuer had 41,639,492 shares of issued and 37,639,492 shares outstanding common stock, par value $0.001.

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2008 (unaudited) and December 31, 2007 (unaudited)	1

Consolidated Statements of Operations Three months ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)	2

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss From inception to March 31, 2008 (unaudited)	3

Consolidated Statements of Cash Flows Three months ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited) and cumulative period from inception to March 31, 2008 (unaudited)	13

Notes to Unaudited Consolidated Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

Part II. Other Information

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 6. Exhibits	51

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Isolagen, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$16,862,544	$16,590,720
Restricted cash	179,098	451,382
Accounts receivable, net	279,050	319,674
Inventory, net	642,551	669,119
Other receivables	23,101	29,250
Prepaid expenses	565,391	701,214
Current assets of discontinued operations, net	659,858	14,515

Total current assets	19,211,593	18,775,874

Property and equipment, net of accumulated depreciation and amortization of $3,190,595 and $2,921,651, respectively	3,113,496	3,395,723
Intangibles, net	4,516,002	4,599,538
Other assets, net of amortization of $2,559,899 and $2,372,589, respectively	1,237,158	1,424,456
Assets of discontinued operations held for sale (see Note 3)	—	11,202,725
Other long-term assets of discontinued operations	92,772	92,874

Total assets	$28,171,021	$39,491,190

Liabilities, Minority Interests and Shareholders’ Deficit
Current liabilities:
Accounts payable	$737,382	$403,815
Accrued expenses	3,712,940	4,348,256
Current liabilities of discontinued operations	465,688	217,822

Total current liabilities	4,916,010	4,969,893
Long term debt	90,000,000	90,000,000
Other long term liabilities of continuing operations	1,263,523	1,206,721
Long term liabilities of discontinued operations	71,481	107,511

Total liabilities	96,251,014	96,284,125

Commitments and contingencies (see Note 7)
Minority interests	1,819,441	1,858,026

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Series C junior participating preferred stock, $.001 par value; 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	41,639	41,640
Additional paid-in capital	130,667,600	129,208,631
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive (loss) income	(23,593)	718,926
Accumulated deficit during development stage	(174,611,080)	(162,646,158)

Total shareholders’ deficit	(69,899,434)	(58,650,961)

Total liabilities, minority interests and shareholders’ deficit	$28,171,021	$39,491,190

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
	Three Months Ended		inception) to
	March 31,		March 31,
	2008	2007	2008
Revenue
Product sales	$217,953	$313,622	$3,393,442
License fees	—	—	260,000

Total revenue	217,953	313,622	3,653,442
Cost of sales	170,975	159,087	1,423,660

Gross profit	46,978	154,535	2,229,782

Selling, general and administrative expenses	3,944,838	6,337,305	70,090,923
Research and development	2,893,856	3,089,071	46,882,890

Operating loss	(6,791,716)	(9,271,841)	(114,744,031)
Other income (expense)
Interest income	86,632	298,750	6,894,409
Other income	—	—	322,581
Interest expense	(974,810)	(974,810)	(13,633,651)
Minority interest	38,585	99,434	363,064

Loss from continuing operations before income taxes	(7,641,309)	(9,848,467)	(120,797,628)
Income tax benefit	—	—	190,754

Loss from continuing operations	(7,641,309)	(9,848,467)	(120,606,874)
Loss from discontinued operations, net of tax (see Notes 3 and 5)	(4,323,613)	(1,092,926)	(40,990,521)

Net loss	(11,964,922)	(10,941,393)	(161,597,395)
Deemed dividend associated with beneficial conversion	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)

Net loss attributable to common shareholders	$(11,964,922)	$(10,941,393)	$(174,611,080)

Per share information:
Loss from continuing operations—basic and diluted	$(0.20)	$(0.32)	$(7.86)
Loss from discontinued operations—basic and diluted	(0.12)	(0.04)	(2.67)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.75)
Preferred stock dividends	—	—	(0.11)

Net loss per common share—basic and diluted	$(0.32)	$(0.36)	$(11.39)

Weighted average number of basic and diluted common shares outstanding	37,639,525	30,374,772	15,336,678

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1 st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	96,177

Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	4,210
Cancellation of unvested restricted stock – 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	16,500

Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	25,627
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	156,900
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	34,772
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(35,821,406)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(35,164,224)

Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$(41,623,582)

The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	23,100

Expense in connection with modification of employee stock options —1st qtr.	—	—	—	—	—	—	1,178,483	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	39,981
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	3,166
Compensation expense on option awards issued to employee and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	88

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(35,573,114)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(34,726,726)

Balance 12/31/07	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$(58,650,961)

The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	1,262,815

Retirement of restricted stock					(249)	(1)						(1)

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(11,964,922)	(11,964,922)
Foreign exchange gain on substantial liquidation of foreign entity										(2,145,731)		(2,145,731)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,403,212	—	1,403,212

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(12,707,441)

Balance 03/31/08	—	$—	—	$—	41,639,408	$41,639	$130,667,600	4,000,000	$(25,974,000)	$(23,593)	$(174,611,080)	$(69,899,434)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
			inception) to
	March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(11,964,922)	$(10,941,393)	$(161,597,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Expense related to equity awards	1,458,969	1,666,380	9,351,918
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	367,541	379,998	8,082,668
Provision for doubtful accounts	6,441	(142)	336,559
Provision for excessive and/or obsolete inventory	59,972	—	59,972
Amortization of debt issue costs	187,310	187,310	2,559,901
Amortization of debt discounts on investments	—	—	(508,983)
Loss on disposal or impairment of property and equipment	6,329,556	20,536	10,938,658
Foreign exchange gain on substantial liquidation of foreign entity	(2,145,731)	—	(2,279,582)
Minority interest	(38,585)	(99,434)	(363,064)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (Increase) in restricted cash	272,284	258,474	(179,099)
Decrease (increase) in accounts receivable	34,183	34,968	(122,612)
Decrease in other receivables	727	158,444	149,203
Decrease (increase) in inventory	(33,404)	125,104	(629,759)
Decrease (increase) in prepaid expenses	150,001	(151,549)	(508,217)
Decrease (increase) in other assets	(12)	13,298	140,492
Increase (decrease) in accounts payable	383,462	(194,363)	677,723
Increase (decrease) in accrued expenses and other liabilities	(551,034)	1,186,491	3,766,874
Decrease in deferred revenue	—	(345,609)	(50,096)

Net cash used in operating activities	(5,483,242)	(7,701,487)	(129,419,283)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	(2,009,841)
Purchase of property and equipment	(16,880)	(14,812)	(25,498,713)
Proceeds from the sale of property and equipment, net of selling costs	5,859,069	925	5,957,117
Purchase of investments	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	153,507,000

Net cash provided by (used in) investing activities	5,842,189	(13,887)	(21,042,750)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	—	23,100	93,753,857
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)

Net cash provided by financing activities	—	23,100	167,326,996

Effect of exchange rate changes on cash balances	(87,123)	(3,268)	(2,419)
Net increase (decrease) in cash and cash equivalents	271,824	(7,695,542)	16,862,544
Cash and cash equivalents, beginning of period	16,590,720	31,783,545	—

Cash and cash equivalents, end of period	$16,862,544	$24,088,003	$16,862,544

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$9,565,283

Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$11,423,824

Preferred stock dividend	—	—	1,589,861

Uncompensated contribution of services	—	—	755,556

Common stock issued for intangible assets	—	—	540,000

Equipment acquired through capital lease	$—	$—	$167,154

Increase in receivable in connection with sale of Swiss property	653,575	—	653,575

Increase in accrued expenses related to sale of Swiss property	$124,682	$—	$124,682

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Note 1—Basis of Presentation, Business and Organization
Isolagen, Inc. (“Isolagen”), a Delaware corporation, is the parent company of Isolagen Technologies, Inc., a Delaware corporation (“Isolagen Technologies”) and Agera Laboratories, Inc., a Delaware corporation (“Agera”). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”). The common stock of the Company, par value $0.001 per share, (“Common Stock”) is traded on the American Stock Exchange (“AMEX”) under the symbol “ILE.”
The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Report of Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 07, 2008.
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
In October 2006, the Company reached an agreement with the FDA on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds. The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Pursuant to this assessment process, the FDA has agreed that the Company’s study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is acceptable to the FDA to form the basis of an efficacy claim for a marketing application. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. The Company completed enrollment of the study and commenced injection of subjects in early 2007. All injections were completed in January 2008 and efficacy results from this trial are expected during the second half of 2008.
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

Through March 31, 2008, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2008. The Company expects to finance its operations primarily through its existing cash and any future financing. However, as described in Note 2, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to operate profitably is largely contingent upon its success in obtaining financing, obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. The Company will be required to obtain additional capital in the future to continue and expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.
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
Acquisition and merger and basis of presentation
On August 10, 2001, Isolagen Technologies consummated a merger with American Financial Holdings, Inc. (“AFH”) and Gemini IX, Inc., a Delaware corporation, (“Gemini”). Pursuant to an Agreement and Plan of Merger, dated August 1, 2001, by and among AFH, ISO Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of AFH (“Merger Sub”), Isolagen Technologies, Gemini, and William J. Boss, Jr., Olga Marko and Dennis McGill, stockholders of Isolagen Technologies (the “Merger Agreement”), AFH (i) issued 5,453,977 shares of its common stock, par value $0.001, to acquire, in a privately negotiated transaction, 100% of the issued and outstanding common stock (195,707 shares, par value $0.01, including the shares issued immediately prior to the Merger for the conversion of certain liabilities, as discussed below) of Isolagen Technologies, and (ii) issued 3,942,400 shares of its common stock to acquire 100% of the issued and outstanding common stock of Gemini. Pursuant to the terms of the Merger Agreement, Merger Sub, together with Gemini, merged with and into Isolagen Technologies (the “Merger”), and AFH was the surviving corporation. AFH subsequently changed its name to Isolagen, Inc. on November 13, 2001. Prior to the Merger, Isolagen Technologies had no active business and was seeking funding to begin FDA trials of the Isolagen Therapy. AFH was a non-operating, public shell company with limited assets. Gemini was a non-operating private company with limited assets and was unaffiliated with AFH.
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
The consolidated financial statements included herein as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods discussed above. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results which will be realized for the year ending December 31, 2008.

Unless the context requires otherwise, the “Company” refers to Isolagen, Inc. and all of its consolidated subsidiaries, “Isolagen” refers to Isolagen, Isolagen Technologies, Isolagen Europe, Isolagen Australia and Isolagen Switzerland, and “Agera” refers to Agera Laboratories, Inc.
Note 2—Going Concern
At March 31, 2008, the Company had cash, cash equivalents and restricted cash of $17.0 million and working capital of $14.3 million (including its cash, cash equivalents and restricted cash). The Company believes that its existing capital resources are adequate to finance its operations through at least December 1, 2008, under the Company’s normal operating conditions. The Company estimates that it will require additional cash resources during the fourth quarter of 2008 based upon its current operating plan and condition.
Through March 31, 2008, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2008. The Company expects to finance its operations primarily through its existing cash and any future financing, including the sale of assets. However, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company will be required to obtain additional capital in the future to continue its operations. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. Further, if the Company does not obtain additional funding prior to or during the fourth quarter of 2008, it may enter into bankruptcy soon thereafter, and possibly cease operations.
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
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern, and the Company’s ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital prior to or during the fourth quarter of 2008. If the Company is unable to obtain additional sufficient funds during this time, the Company will be required to terminate or delay its efforts to obtain regulatory approval of one, more than one, or all of its product candidates, curtail or delay the implementation of manufacturing process improvements and/or delay the expansion of its sales and marketing capabilities. Any of these actions would have an adverse effect on the Company’s operations, the realization of its assets and the timely satisfaction of its liabilities. Further, if the Company does not obtain additional funding prior to or during the fourth quarter of 2008, it may enter into bankruptcy soon thereafter, and possibly cease operations. The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.

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
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings and, other than discussed below, have not been material in any one period. Balances of related after-tax components comprising accumulated other comprehensive income (loss) included in shareholders’ equity at March 31, 2008 and December 31, 2007 related solely to foreign currency translation adjustments.
Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity is removed from the separate component of equity and is reported as gain or loss for the period during which the sale or liquidation occurs. During March 2008, the Company substantially completed the liquidation of the Company’s Swiss entity (in connection with the sale of the Company’s Swiss campus; see Assets of Discontinued Operations Held for Sale below). As such, the amount of the accumulated foreign currency translation adjustment account in stockholders’ equity which related to the Company’s Swiss franc assets and liabilities was removed from equity by recording income of $2.1 million, which is included in loss from discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2008.
Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents. At March 31, 2008 and December 31, 2007, the Company had $0.2 million and $0.5 million of cash restricted for the payment of the non-cancelable portion of the Exton, Pennsylvania facility lease.
Concentration of Credit Risk
The Company maintains its cash primarily with major U.S. domestic banks. The amounts held in these banks generally exceed the insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company has historically not incurred bank default losses related to these deposits. Cash equivalents are maintained in two financial institutions. The Company invests its cash equivalents primarily in government securities.

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
Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. During the three months ended March 31, 2008, the Company recorded a charge for excessive and/or obsolete inventory of $60,000, and as such, the inventory balance within the accompanying consolidated balance sheet at March 31, 2008 is presented net of this $60,000 inventory reserve. At March 31, 2008, Agera’s inventory, net of reserves, consisted of $0.2 million of raw materials and $0.4 million of finished goods. At December 31, 2007, Agera’s inventory consisted of $0.1 million of raw materials and $0.6 million of finished goods.
Assets of Discontinued Operations Held for Sale
In April 2005, the Company acquired land and a two-building, 100,000 square foot campus (the “Swiss campus”) in Bevaix, Canton of Neuchâtel, Switzerland. In March 2008, the Company sold its Swiss campus to a third party for approximately $6.4 million, net of transaction costs. The net book value of the Swiss campus on the date of sale was approximately $12.7 million (or $10.6 million, net of the related cumulative foreign currency translation gain of approximately $2.1 million, as discussed in Foreign Currency Translation above). In connection with this sale of the Swiss campus, the Company recorded a net loss of $4.2 million which is reflected in loss from discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2008 (refer to Note 5 for further detail related to the net loss on the sale of the Swiss campus). As of March 31, 2008, $5.8 million of the net sale proceeds had been paid to the Company, $0.7 was recorded as a receivable within currents assets of discontinued operations in the accompanying consolidated balance sheet and $0.1 million of accrued selling expenses were recorded within currents liabilities of discontinued operations in the accompanying consolidated balance sheet. Both the $0.7 million receivable and the $0.1 million of accrued selling expenses are reflected as noncash activities in the accompany statement of cash flows for the three months ended March 31, 2008.
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

Intangible assets are comprised as follows:

	March 31,	December 31,
	2008	2007
Proprietary formulations	$3,101,100	$3,101,100
Trademarks	1,511,400	1,511,400
Other intangibles	705,800	705,800

	5,318,300	5,318,300
Less: Accumulated amortization	(802,298)	(718,762)

Intangible assets, net	$4,516,002	$4,599,538

Debt Issue Costs
The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in other assets and are being amortized to expense using the effective interest method over five years, through November 2009 (the first call date of the $90 million of convertible subordinated debt). Debt issuance costs, net of amortization, were approximately $1.2 million at March 31, 2008 and approximately $1.4 million at December 31, 2007 and were included in other assets, net, in the accompanying consolidated balance sheets.
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
Continuing operations: Revenue from the sale of Agera’s products is recognized upon transfer of title, which is upon shipment of the product to the customer. The Company believes that the requirements of SAB 104 are met when the ordered product is shipped, as the risk of loss transfers to its customer at that time, the fee is fixed and determinable and collection is reasonably assured. Any advanced payments are deferred until shipment.
Discontinued operations: The Isolagen Therapy was administered, in the United Kingdom, to each patient using a recommended regimen of injections. Due to the shelf life, each injection was cultured on an as needed basis and shipped prior to the individual injection being administered by the physician. The Company believes each injection had stand alone value to the patient. The Company invoiced the attending physician when the physician sent his or her patient’s tissue sample to the Company which created a contractual arrangement between the Company and the medical professional. The amount invoiced varied directly with the dose and number of injections requested. Generally, orders were paid in advance by the physician prior to the first injection. There was no performance provision under any arrangement with any physician, and there was no right to refund or returns for unused injections.
As a result, the Company believes that the requirements of SAB 104 were met as each injection was shipped, as the risk of loss transferred to its physician customer at that time, the fee was fixed and determinable and collection was reasonably assured. Advance payments were deferred until shipment of the injection(s). The amount of the revenue deferred represented the fair value of the remaining undelivered injections measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should the physician have discontinued the regimen prematurely all remaining deferred revenue was recognized.

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
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of March 31, 2008, the Company has no accrued interest related to uncertain tax positions.
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At March 31, 2008 and December 31, 2007, the Company had $57.8 million and $54.8 million, respectively, of unrecognized tax benefits; the large majority of which relates to loss carryforwards for which the Company has provided a full valuation allowance. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
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
At March 31, 2008, options and warrants to purchase 8,660,912 shares of common stock at exercise prices ranging from $0.41 to $9.81 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9,828,009 shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s marketable debt security investments are carried at fair value. The Company’s convertible subordinated debentures were quoted at approximately 15% and 74% of par value at March 31, 2008 and December 31, 2007, respectively. Accordingly, the fair value of the Company’s convertible subordinated debentures was approximately $13.5 million and $66.6 million at March 31, 2008 and December 31, 2007, respectively. The Company’s convertible subordinated debentures are publicly traded. The fair value of the convertible subordinated debentures are estimated based on primary factors such as (1) the most recent trade prices of the convertible subordinated debentures on or near the respective reporting period end and/or (2) the bid and ask prices of the convertible subordinated debentures at the end of the reporting period. Historically, these factors have fluctuated significantly, and these factors are expected to fluctuate in future periods. Accordingly, the fair value of the convertible subordinated debentures has historically fluctuated significantly, and is expected to fluctuate in future periods.

Recently Issued Accounting Standards Not Yet Effective
In December 2007, the Financial Accounting Standards Board released SFAS No. 141-R, “Business Combinations.” This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is any business combination in the year ending December 31, 2009 for the Company. SFAS No. 141-R makes changes to the manner in which purchase business combinations, and in particular partial and step acquisitions, and minority interests, are measured and recorded. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.
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
The Company paid $2.7 million in cash to acquire the 57% interest in Agera and in connection with the acquisition contributed $0.3 million to the working capital of Agera. Included in the purchase price was an option to acquire an additional 8% of Agera’s outstanding common shares for an exercise price of $0.5 million in cash. This option expired unexercised in February 2007. In addition, the acquisition agreement includes future contingent payments up to a maximum of $8.0 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due the selling shareholder in future periods. As of March 31, 2008, no amounts have yet been paid with respect to the additional purchase price and less than $0.1 million was due.
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
Note 5— Discontinued Operations and Exit Costs
As part of the Company’s continuing efforts to evaluate the best uses of its resources, in the fourth quarter of 2006 the Company’s Board of Directors approved the closing of the Company’s United Kingdom operation. On March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites are under operating leases. The manufacturing site lease expires February 2010 and, as of March 31, 2008, the remaining lease obligation approximated $0.4 million. The administrative site lease expired in April 2007. The Company believes that substantially all costs related to the closure of the United Kingdom operation have been incurred by March 31, 2008, excluding the remaining lease obligation discussed above and any potential claims or contingencies unknown or which cannot be estimated at this time (see Note 7).
As a result of the closure of the Company’s United Kingdom operation, the operations that the Company previously conducted in Switzerland and Australia, which when closed had been absorbed into the United Kingdom operation, were also classified as discontinued operations as of March 31, 2007. The Company recorded a fixed asset impairment charge related to its United Kingdom operation of $1.4 million during 2006, which is included in loss from discontinued operations in the consolidated statement of operations for the cumulative period from December 28, 1995 (date of inception) to March 31, 2008. During March 2008, the Company sold its buildings located in Switzerland (see Note 3). All assets, liabilities and results of operations of the United Kingdom, Switzerland and Australian operations are reflected as discontinued operations in the accompanying consolidated financial statements. All prior period information has been restated to reflect the presentation of discontinued operations.

The following sets forth the components of assets and liabilities of discontinued operations as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(in millions)	2008	2007
Receivable due on sale of Swiss campus, net	$0.7	$—

Total current assets	0.7	—
Assets held for sale	—	11.2
Long term assets	0.1	0.1

Total assets	$0.8	$11.3

Accounts payable	$0.1	$—
Accrued expenses and other current liabilities	0.4	0.2

Total current liabilities	0.5	0.2
Long term liabilities	0.1	0.1

Total liabilities	$0.6	$0.3

The following sets forth the results of operations of discontinued operations for the three months ended March 31, 2008, and March 31, 2007:

	March 31,	March 31,
(in millions)	2008	2007
Net revenue	$—	$0.2
Gross loss	—	(0.3)
Loss on sale of Swiss campus, gross of foreign currency gain	(6.3)	—
Operating loss	(6.5)	(1.2)
Foreign exchange gain on substantial liquidation of foreign entity	2.1	—
Other income	0.1	0.1

Loss from discontinued operations	$(4.3)	$(1.1)

The foreign exchange gain recorded during the three months ended March 31, 2008 results from removing from the accumulated foreign currency translation adjustment account in stockholders’ equity a credit balance which related to the translation into U.S. dollars of the Company’s Swiss franc assets and liabilities. The credit balance which had accumulated, and the resulting gain recorded upon the substantial liquidation of the Company’s Swiss franc assets, reflected the increase in the value of the Swiss franc relative to the U.S. dollar over the period that the Company operated in Switzerland.
The following sets forth information about the major components of the United Kingdom operation exit costs incurred through March 31, 2007. No such costs for employee severance or fixed asset impairments were incurred subsequent to March 31, 2007:

	Costs Incurred for the
	Three Months Ended	Cumulative Costs
	March 31, 2007	Incurred to Date
Employee severance	$183,222	$467,318
Fixed asset impairment	—	1,445,647

Total	$183,222	$1,912,965

The following sets forth information about the changes in the UK accrued exit costs for the three months ended March 31, 2007:

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	January 1, 2007	to Expense	or Settled	March 31, 2007
Employee severance	$284,096	$183,222	$467,318	$—

Total	$284,096	$183,222	$467,318	$—

Note 6—Accrued Expenses
Accrued expenses are comprised of the following:

	March 31,	December 31,
	2008	2007
Accrued professional fees	$1,653,168	$2,243,319
Accrued compensation	172,054	840,641
Accrued severance	179,999	379,402
Accrued interest	1,312,500	525,000
Accrued other	395,219	359,894

Accrued expenses	$3,712,940	$4,348,256

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
On April 1, 2008, the court entered an order staying the schedule set forth in its November 6, 2007 order for a period of 90 days and directing the parties (together with the parties in the Beattie action, described under “Derivative Actions,” below) to participate in mediation before a private mediator. The mediation is currently scheduled for June 2, 2008.
If the mediation does not lead to a resolution of the lawsuits, the Company intends to continue to defend them vigorously. The Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received.
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

The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion. On January 24, 2007, the court denied the plaintiff’s motion to file a second amended complaint, and on April 10, 2007 the court granted the defendants’ motion to dismiss and dismissed the amended complaint without prejudice. On May 9, 2007, plaintiff filed a notice of appeal from the January 24, 2007 order denying plaintiff’s motion to file a second amended complaint, and from the April 10, 2007 order dismissing plaintiff’s amended complaint without prejudice. The appeal is fully briefed. On or about April 5, 2008, Keene moved the appeals court to stay the appeal for a period of 90 days to permit Keene to participate in the mediation of the federal securities litigation (described above) and the Beattie derivative litigation (described below). The mediation is currently scheduled for June 2, 2008.
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
On February 14, 2008, Ronald Beattie filed an action styled C.A. No. 08-724, Ronald Beattie v. Michael Macaluso, et al., in the United States District Court for the Eastern District of Pennsylvania. This action makes substantially similar allegations as the original complaint in the Vitale action. On April 1, 2008, the court entered an order extending the defendants’ time to respond to the complaint for a period ending 150 days from April 1, 2008 and directing the parties, together with the parties to the federal securities litigation described above, to mediation before a private mediator. The mediation is currently scheduled for June 2, 2008.
The Derivative Actions are purportedly being prosecuted on behalf of the Company and any recovery obtained, less any attorneys’ fees awarded, will inure to the benefit of the Company. The Company is advancing legal expenses to certain current and former directors and officers of the Company who are named as defendants in the Derivative Actions and expects to receive reimbursement for those advances from its insurance carriers. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. The Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements.
Indemnity Demands
Mr. Jeffrey Tomz
After the above referenced litigations were commenced, Mr. Jeffrey Tomz, who formerly served as Isolagen’s Chief Financial Officer, demanded reimbursement of his costs of defense, and reimbursement for the costs of responding to a Securities and Exchange Commission investigation of his alleged insider trading in Isolagen stock. It is understood that Mr. Tomz’s defense costs to date amount to approximately $0.3 million.
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
The Company has accrued less than $0.1 million in the accompanying Consolidated Financial Statements as of March 31, 2008 with respect to Mr. Tomz’s existing defense costs in dispute. The Company intends to seek reimbursement under its directors and officers liability policy for any amounts paid to reimburse Mr. Tomz for his defense costs, which includes less than $0.1 million paid to date.
Underwriters
The Underwriters have each demanded that the Company indemnify, hold harmless and defend them with respect to the claims asserted in the putative securities actions. The total amount demanded to date is approximately $0.8 million, and the total future amount cannot be estimated at this time.
Isolagen has denied this demand on numerous grounds, including that: (i) as to the November 2004 convertible notes offering, it only agreed to indemnify the Underwriters for any losses resulting from any untrue statement, or alleged untrue statement, of material fact in the offering documents provided by the Company to a holder or prospective purchaser of securities, and plaintiffs’ claims in the securities action are not based upon alleged untrue statements in any such documents; (ii) as to the June 2004 secondary offering, it only agreed to indemnify the Underwriters for untrue statements, or alleged untrue statements, of material fact, in the preliminary prospectus, registration statement, prospectus or any amendment thereof, and the Company believes there were no such untrue statements in any such document; (iii) Isolagen assumed no duty to defend or advance defense costs; and (iv) Isolagen satisfied whatever duty to defend it may have to the Underwriters by offering to assume the Underwriters’ defense. Accordingly, the Company has not accrued any amounts related to the Underwriters’ defense costs in its Consolidated Financial Statements.
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
(vi) Ms. Ciallella retained 300,000 of the 400,000 performance options issued to her in June 2006, which expire in June 2016; Ms. Ciallella retained 160,000 of the options issued to her in April 2006, which expire in April 2016 and which were fully vested; and Ms. Ciallella retained her vested 300,000 options, which were issued to her in April 2005 and expire in April 2015 (see Note 8).
Each of the Company and Ms. Ciallella released the other party from any and all claims that it/she may have; and Ms. Ciallella agreed to resign from all officer and director positions she held with the Company or any of its subsidiaries.
During the three months ended March 31, 2007, the Company recorded termination costs aggregating $2.6 million to reflect the March 16, 2007 understanding between the parties, which were included in selling, general, and administrative expenses. As a result of the June 2007 Settlement Agreement, during the three months ended June 30, 2007 the Company recorded an additional $2.0 million of termination costs, which are also included in selling, general, and administrative expenses. No such expenses were incurred subsequent to June 30, 2007. Accordingly, for the three months ended March 31, 2007 and for the full year ended December 31, 2007, the Company recorded total termination costs of approximately $4.6 million, as follows:

	Three months ended	Year ended
(in millions)	March 31, 2007	December 31, 2007
Salary and severance	$1.2	$2.8
Consulting fee	0.3	0.2
Legal fee reimbursement to Ms. Ciallella	—	0.2
Company legal fees	—	0.3
Stock option modifications (see Note 8)	1.1	1.1

	$2.6	$4.6

Of the $0.3 million of Company legal fees discussed above, approximately $133,000 related to the Board of Directors’ Special Committee legal counsel retained in connection with the Ciallella matter and was paid directly by the Company. Less than $10,000 related to the legal fees of one the Company’s Board members in connection with the Ciallella matter was paid directly by the Company. Also, less than $10,000 related to the legal fees of the Company’s Chief Executive Officer in connection with the Ciallella matter was paid directly by the Company. The Company is pursuing reimbursement of the amounts paid in excess of Ms. Ciallella’s contractual severance, plus defense costs, from its insurance carriers. There can be, however, no assurance that there will be a recovery or if there is, of the amount thereof. As of March 31, 2008, $0.2 million remains due to Ms. Ciallella and is recorded in accrued expenses on the consolidated balance sheet.
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
During the year ended December 31, 2006, payments to patients and retreatments reduced the accrual by $0.6 million. During the three months ended March 31, 2007 and June 30, 2007, payments and retreatments to patients reduced the accrual by approximately $0.1 million and $0.0 million, respectively. As of March 31, 2008, the accrual, which is included in current liabilities of discontinued operations in the consolidated balance sheet, was $0.1 million. The estimates related to this liability may change in future periods and the effects of any changes will be accounted for in the period in which the estimate changes.
United Kingdom Claims
Subsequent to the Company’s public announcement regarding the closure of the United Kingdom operation, the Company received negative publicity and negative correspondence from former patients in the United Kingdom that previously received the Company’s treatment. More recently, the Company received a written demand by an attorney representing approximately 114 former patients (as of April 21, 2008) each claiming negligent misstatements were made and each claiming, on average, £3,500 (or approximately $7,000), plus unquantified interest and incidental expenses. The Company has responded to the written demand and is in the process of evaluating the merits of the claims. To date, no formal legal action has been brought by the attorney against the Company, and no provision has been recorded in the consolidated financial statements related to this matter.
Other Litigation
The Company is involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other matters, management currently believes that the results will not have a material impact on the Company’s financial statements.
American Stock Exchange Noncompliance
On March 12, 2008, the Company received a notice from the American Stock Exchange (AMEX) advising the Company that it does not meet certain of the continued listing standards as set forth in Part 10 of the AMEX Company Guide. AMEX notified the Company that it was not in compliance with Sections 1003 (a)(i)-(iii) of the AMEX Company Guide. Specifically, the AMEX staff noted that the Company’s stockholder’s equity was less than $2,000,000 and losses from continuing operations and net losses were incurred in two out of its three most recent fiscal years; that the Company’s stockholder’s equity was less than $4,000,000 and losses from continuing operations and/or net losses were incurred in three out of its four most recent fiscal years; and that the Company’s stockholder’s equity was less than $6,000,000 and losses from continuing operations and/or net losses were incurred in its five most recent fiscal years.

In order to maintain its listing, the Company submitted a plan to AMEX on April 14, 2008 that outlined the Company’s strategy to bring itself back into compliance by September 14, 2009. If the Company’s plan to regain compliance is accepted by AMEX, the Company may be able to continue its listing during this period, during which time it will be subject to periodic review to determine progress consistent with the plan. If the plan is not accepted by AMEX, the Company will be subject to delisting procedures as set forth in Section 1010 and Part 12 of the Amex Company Guide. Under AMEX rules, the Company has the right to appeal any determination by AMEX to initiate delisting proceedings.
Note 8—Equity-based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation”, superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amended SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures. Further, compensation expense is recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”
The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $0.2 million and $0.5 million of compensation expense, net of tax, during the three months ended March 31, 2008 and March 31, 2007, respectively, for stock option awards to employees and directors based on the estimated fair values, at the grant dates, of the awards. Further, in connection with the departure of the Company’s former Chief Executive Officer and former President, and the related modification of the former Chief Executive Officer and President’s stock options, the Company recorded $1.3 million and $1.1million in stock option modification expense during the three months ended March 31, 2008 and March 31, 2007, respectively, as discussed further below under Modification of Stock Options.
The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $1.01 and $1.72 for the three months ended March 31, 2008 and 2007, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected life (years)	5.8 years	4.5 years
Interest rate	3.0%	4.8%
Dividend yield	—	—
Volatility	92%	78%
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
There were no stock options exercised during the three months ended March 31, 2008. There were 15,000 stock options exercised during the three months ended March 31, 2007, resulting in cash proceeds to the Company of $23,100. The options exercised had an intrinsic value of $15,900. A summary of option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2008	7,723,999	$3.45
Three months ended March 31, 2008:
Granted	952,000	1.39
Exercised	—	—
Forfeited	(183,333)	3.98

Outstanding at March 31, 2008	8,492,666	$3.21	$5.76	$22,000

Options exercisable at March 31, 2008	5,401,328	$3.98	$4.94	$—

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2008:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at January 1, 2008	2,546,838	$1.43
Granted	952,000	1.01
Vested	(257,500)	1.47
Forfeited	(150,000)	2.30

Non-vested at March 31, 2008	3,091,338	$1.26

The total fair value of shares vested during the three months ended March 31, 2008 and March 31, 2007 was $0.4 million and $0.4 million, respectively. As of March 31, 2008 and December 31, 2007, there was $1.2 million and $1.8 million of total unrecognized compensation cost, respectively, related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2008 and December 31, 2007, there was $0.3 million and $0.8 million, respectively, of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.
2001 Stock Option and Stock Appreciation Rights Plan
Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2008, there were 2,786,000 options outstanding under the Stock Plan and 1,588,334 options were available to be issued under the Stock Plan.

During the three months ended March 31, 2008, the Company issued under the 2001 Stock Plan the following ten-year life option grants to Mr. Declan Daly, Chief Executive Officer: (a) an option to purchase 350,000 shares of common stock at an exercise price of $2.36, which vests in twelve equal quarterly installments commencing March 31, 2008; and (b) a performance stock option to purchase 100,000 shares of common stock at an exercise price of $2.36 that shall vest as follows: (i) 50% of performance stock option shall vest upon the Company’s accepted filing of a Biologics License Application by the FDA and (ii) the remaining 50% of the performance stock option shall vest upon the FDA’s approval of the Company’s Biologics License Application filing; provided in each case that Mr. Daly is the Company’s Chief Executive Officer at the time of said event.
Further, during the three months ended March 31, 2008, the following options grants were issued: (1) options issued to nine employees to purchase a total of 102,000 shares of common stock at an exercise price of $0.61, which vest in equal annual installments over three years and have a five year life, (2) an option issued to the Company’s Chief Financial Officer to purchase 200,000 shares of common stock at an exercise price of $0.48, which vests in equal annual installments over three years and have a ten year life and (3) performance options issued to two consultants to purchase 200,000 shares of common stock at an average exercise price of $0.51 (or exercise price range of $0.41 to $0.61), which vest upon the attainment of certain performance criteria. No compensation cost has been recorded for the performance stock option grants as the Company does not currently believe that the vesting events are probable of occurrence. A total of 952,000 stock options were granted during the three months ended March 31, 2008 under the 2001 Stock Plan.
The grant date fair value of the employee performance award issued during the three months ended March 31, 2008 was approximately $0.2 million. This fair value of $0.2 million, or any portion thereof, will not be recognized as compensation expense until the vesting of the award becomes probable. The fair value of the total non-employee performance awards issued during the three months ended March 31, 2008 was less than $0.1 million as of March 31, 2008. Compensation expense related to the non-employee performance awards will not be recognized until vesting of the awards occur, and the actual amount of expense will be based upon the valuation factors in effect at that time.
During the three months ended March 31, 2007, the Company issued, under the 2001 Stock Plan, 395,000 options to employees and Board of Director members, with exercise prices ranging from $2.37 to $3.10 and with contractual lives of 5 years for employees and 10 years for Board members.
2003 Stock Option and Stock Appreciation Rights Plan
On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2008, there were 1,833,333 options outstanding under the 2003 Stock Plan and 416,667 shares were available for issuance under the 2003 Stock Plan. No options have been granted under the 2003 Stock Plan since November 2006.

2005 Equity Incentive Plan
On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2008, there were 305,000 options outstanding and 1,712,818 shares were available for issuance under the 2005 Stock Plan. No options have been granted under the 2005 Stock Plan since June 2006.
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
Other Stock Options
The Company has not issued any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan since June 2006. As of March 31, 2008, there were 3,568,333 nonqualified stock options outstanding outside of the shareholder approved plans discussed above.
Modification of Stock Options
On January 7, 2008, the Company and Mr. Nicholas L. Teti, Jr. entered into a consulting and non-competition agreement (the “Consulting Agreement”), pursuant to which Mr. Teti agreed to continue as the Company’s non-executive Chairman of the Board and to become a consultant to the Company, and Mr. Teti resigned his position as Chief Executive Officer and President of the Company. Pursuant to the Consulting Agreement, Mr. Teti’s original employment agreement, dated June 5, 2006, was terminated and the parties agreed that he was owed no severance payments under the original employment agreement. Mr. Teti retained his previously issued stock options which were modified such that Mr. Teti will continue to vest in accordance with the original terms, except as a non-employee. As a result of the modifications to Mr. Teti’s stock options set forth in the Consulting Agreement, the Company recorded a non-cash compensation charge during the three months ended March 31, 2008 of approximately $1.3 million related to Mr. Teti’s 1,166,665 vested stock options on the date of modification.
Further, stock compensation expense relating to the 833,335 unvested stock options Mr. Teti held at the time of modification will be recorded as stock option expense over the remaining periods those stock options are earned in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” These stock options vest ratably through June 30, 2009.

In connection with the separation of the Company’s former President (see Note 7), the Company agreed on March 16, 2007 to modify certain of her stock options such that (1) 120,000 unvested, time-based stock options would vest immediately and (2) of 400,000 performance based stock options, 100,000 would be cancelled and the remaining 300,000 would be extended such that the 300,000 options would expire 10 years from the original grant date, as opposed to expiring upon termination of employment. The 300,000 performance based stock options would continue to be subject to the same performance based vesting requirements. The 120,000 modified stock options were valued using the Black-Scholes valuation model, and resulted in $0.3 million charge to selling, general and administrative expense during the months ended March 31, 2007. The 300,000 modified performance stock options were valued using the Black-Scholes valuation model, and resulted in $0.8 million charge to selling, general and administrative expense in the year ended December 31, 2007.
Equity Instruments Issued for Services
As of March 31, 2008, the Company had outstanding 1,436,935 warrants and options issued to non-employees under consulting agreements, including the 833,335 options related to Mr. Teti, the Company’s former CEO, which were unvested at the time of modification, as discussed above. The following sets forth certain information concerning these warrants and options:

Vested
Warrants and options outstanding	770,267
Range of exercise prices	$1.50-6.00
Weighted average exercise price	$3.68
Expiration dates	2009-2016

Unvested
Warrants and options outstanding	666,668
Range of exercise prices	$1.88
Weighted average exercise price	$1.88
Expiration dates	2016
All of the above unvested equity instruments relate to the Company’s former Chief Executive Officer as of March 31, 2008. Expense related to these contracts was less than $0.1 million in each three month period ended March 31, 2008 and 2007. The expense was calculated using the Black Scholes option-pricing model based on the following assumptions:

Expected life (years)	4-5 Years
Interest rate	3.0-4.97%
Dividend yield	—
Volatility	71-100%
Further, there were 168,246 warrants outstanding as of March 31, 2008 and December 31, 2007, which were primarily issued in connection with past equity offerings.
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

Three Months Ended March 31, 2008

	Segment
	Isolagen
	Therapy	Agera	Consolidated
External revenue	$—	$217,953	$217,953
Intersegment revenue	—	—	—

Total operating revenue	—	217,953	217,953
Cost of revenue	—	170,975	170,975
Selling, general and administrative expense	3,808,108	136,730	3,944,838
Research and development expense	2,893,856	—	2,893,856
Management fee	(150,000)	150,000	—

Total operating expenses	6,551,964	286,730	6,838,694
Operating loss	(6,551,964)	(239,752)	(6,791,716)
Interest income	86,614	18	86,632
Other income	—	—	—
Interest expense	(974,810)	—	(974,810)
Minority interest	—	38,585	38,585

Segment loss	$(7,440,160)	$(201,149)	$(7,641,309)

Supplemental information related to continuing operations

Depreciation and amortization expense	$285,833	$81,708	$367,541
Capital expenditures	16,880	—	16,880
Equity awards issued for services	1,458,969	—	1,458,969
Amortization of debt issuance costs	187,310	—	187,310
Total assets, including assets from discontinued operations	23,030,544	5,140,477	28,171,021
Property and equipment, net	3,113,496	—	3,113,496
Intangible assets, net	528,047	3,987,955	4,516,002
An intercompany receivable of $1.1 million, due from the Agera segment to the Isolagen Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen, as well as Agera working capital needs provided by Isolagen, and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at March 31, 2008 are approximately $28.2 million, which includes assets of continuing operations of $27.4 million and assets of discontinued operations of $0.8 million.
Three months ended March 31, 2007

	Segment
	Isolagen
	Therapy	Agera	Consolidated
External revenue	$—	$313,622	$313,622
Intersegment revenue	—	—	—

Total operating revenue	—	313,622	313,622
Cost of revenue	—	159,087	159,087
Selling, general and administrative expense	5,958,016	379,289	6,337,305
Research and development expense	3,079,309	9,762	3,089,071
Management fee	(150,000)	150,000	—

Total operating expenses	8,887,325	539,051	9,426,376

Operating loss	(8,887,325)	(384,516)	(9,271,841)
Interest income	295,475	3,275	298,750
Interest expense	(974,810)	—	(974,810)
Minority interest	—	99,434	99,434

Segment loss from continuing operations	$(9,566,660)	$(281,807)	$(9,848,467)

Supplemental information:

	Segment
	Isolagen
	Therapy	Agera	Consolidated

Depreciation and amortization expense	$298,287	$81,711	$379,998
Capital expenditures	14,812	—	14,812
Equity awards issued for services	1,666,380	—	1,666,380
Amortization of debt issuance costs	187,310	—	187,310
Loss on disposal or impairment of property and equipment	20,536	—	20,536
Total assets, including assets from discontinued operations, December 31, 2007	34,162,693	5,328,497	39,491,190
Property and equipment, December 31, 2007	3,395,723	—	3,395,723
Intangible assets, net, December 31, 2007	529,875	4,069,663	4,599,538
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
Geographical information concerning the Company’s operations and assets is as follows:

	Revenue
	Three months ended March 31,
	2008	2007
United States	$97,280	$124,091
United Kingdom	107,510	172,742
Other	13,163	16,789

	$217,953	$313,622

	Property and Equipment, net
	March 31,	December 31,
	2008	2007
United States	$3,113,496	$3,395,723

	$3,113,496	$3,395,723

	Intangible Assets, net
	March 31,	December 31,
	2008	2007
United States	$4,516,002	$4,599,538

	$4,516,002	$4,599,538

During the three months ended March 31, 2008 revenue from one foreign customer and one domestic customer represented 49% and 30% of consolidated revenue, respectively. During the three months ended March 31, 2007 revenue from one foreign customer and one domestic customer represented 55% and 25% of consolidated revenue, respectively.

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
•	our ability to finance our business;

•	our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry, treatment of restrictive scars and burns and other health-related markets;

•	whether our clinical human trials relating to autologous cellular therapy applications for the treatment of dermal defects, gingival recession, and such other indications as we may identify and pursue can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials;

•	higher than anticipated dropout rates of subjects in our clinical trials which could adversely affect trial results and make it more difficult to obtain regulatory approval;

•	whether the results of our full Phase III pivotal study will support a successful BLA filing;

•	adverse results from, or changes in, any pending or threatened legal proceedings;

•	our ability to maintain AMEX continued listing of our common stock (see Part II, Item 1a.);

•	our ability to provide and deliver any autologous cellular therapies that we may develop on a basis that is competitive with other therapies, drugs and treatments that may be provided by our competitors;

•	our ability to decrease our manufacturing costs for our Isolagen Therapy product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;

•	our ability to reduce our need for fetal bovine calf serum by improved use of less expensive media combinations and different media alternatives;

•	our ability to improve our historical pricing model;

•	our ability to meet requisite regulations or receive regulatory approvals in the United States, Europe, Asia and the Americas, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States, Europe, Asia and the Americas or any other country where we plan to conduct commercial operations;

•	a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;

•	continued availability of supplies at satisfactory prices;

•	new entrance of competitive products or further penetration of existing products in our markets;

•	the effect on us from adverse publicity related to our products or the Company itself;

•	any adverse claims relating to our intellectual property;

•	the adoption of new, or changes in, accounting principles;

•	our ability to efficiently integrate our recent acquisition and future acquisitions, if any, or any other new lines of business that we may enter in the future;

•	our issuance of certain rights to our shareholders that may have anti-takeover effects;

•	our dependence on physicians to correctly follow our established protocols for the safe administration of our Isolagen Therapy;

•	our ability to effectively and efficiently manage the closure of our UK operation;

•	whether current or future amendments to our Informed Consent Forms, based on new knowledge obtained during the execution of our clinical trials or based on changes to the basic design or administration of our clinical trials, give rise to delays in our clinical study timelines; and

•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2007, as well as Part II, Item 1A of this Form 10-Q.
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
Going Concern
As of March 31, 2008, we had cash, cash equivalents and restricted cash of $17.0 million and working capital of $14.3 million (including our cash, cash equivalents and restricted cash). We believe our existing capital resources are adequate to finance our current operating plan through December 1, 2008; however, our long-term viability is dependent upon successful operation of our business, our ability to improve our manufacturing process, the approval of our products and the ability to raise additional funding to meet our business objectives. We estimate that we will require additional cash resources during the fourth quarter of 2008 based upon our current operating plan and condition. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent upon our ability to secure additional adequate financing or capital prior to or during the fourth quarter of 2008. If we are unable to obtain additional sufficient funds prior to this time, we will be required to terminate or delay regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities. Further, if we do not obtain additional funding prior to or during the fourth quarter of 2008, we may enter into bankruptcy and possibly cease operations thereafter. Any of these actions would have an adverse affect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

Recent Management Changes
In January 2008, Mr. Declan Daly assumed the role of our Chief Executive Officer. Our former Chief Executive Officer, Mr. Nicholas L. Teti, Jr., will continue to serve as Chairman of the Board of Directors and as a consultant to the Company. In March 2008, Mr. Todd J. Greenspan assumed the role of Chief Financial Officer.
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
Aesthetic Development Programs
Wrinkles/Nasolabial Folds — Phase III Trials: In October 2006, we reached an agreement with the U.S. Food and Drug Administration, or FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including subject numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. We completed enrollment of the study and commenced injection of subjects in early 2007. These injections were completed in January 2008 and we are currently in the six-month efficacy follow-up period. The efficacy results of these Phase III trials are expected to be complete in late third quarter 2008.
Refer to Part II, Item 1A of this Form 10-Q for a discussion of certain of our risk factors.
In March 2004, we announced positive results of a first Phase III exploratory clinical trial for our lead product candidate, and in July 2004 we commenced a 200 subject Phase III study of Isolagen Therapy for facial wrinkles consisting of two identical, simultaneous trials. The study was concluded during the second half of 2005. In August 2005 we announced that results of this study failed to meet co-primary endpoints. Based on the results of this study, we commenced preparations for our second Phase III pivotal study discussed in the preceding paragraphs.
Full Face Rejuvenation — Phase II Trial: In March 2007 we commenced an open label (unblinded) trial of approximately 50 subjects. Injections of Isolagen Therapy began to be administered in July 2007. This trial is designed to further evaluate the safety and use of Isolagen Therapy to treat fine lines and wrinkles for the full face. Five investigators across the United States are participating in this trial. The subjects received two series of injections approximately one month apart. In late December 2007, all 45 remaining subjects completed injections. The subjects will be followed for six months following each subject’s last injection. This study is currently in the six-month efficacy follow-up period.

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
Restrictive Burn Scars - Phase II Trial: In January 2007, we met with the FDA to discuss our clinical program for the use of Isolagen Therapy for restrictive burn scar patients. This Phase II trial will evaluate the use of Isolagen Therapy to improve range of motion, function and flexibility, among other parameters, in existing restrictive burn scars in approximately 20 patients. We filed the IND in February 2007 and are currently in the process of obtaining Investigational Review Board approval related to the investigative sites.
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
Closure of the United Kingdom Operation
In the fourth quarter of 2006 our Board of Directors approved the closing of the United Kingdom operation. On March 31, 2007, we completed the closure of the United Kingdom manufacturing facility. With the closure of the United Kingdom operation on March 31, 2007, our European operations (both the United Kingdom and Switzerland) and Australian operations have been presented in the financial statements as discontinued operations for all periods presented. See Note 5 of Notes to Consolidated Financial Statements.

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
The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. SFAS No. 123(R) resulted in the recognition of compensation expense of $0.2 million and $0.5 million for three months ended March 31, 2008 and 2007, respectively, related to our employee and director stock options. During the three months ended March 31, 2008, we granted stock options to purchase 1.0 million shares of our common stock. As of March 31, 2008, there was $1.2 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2008, there was $0.3 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.

On January 7, 2008, the Company and Mr. Nicholas L. Teti, Jr. entered into a consulting and non-competition agreement (the “Consulting Agreement”), pursuant to which Mr. Teti agreed to continue as the Company’s non-executive Chairman of the Board and to become a consultant to the Company, and Mr. Teti resigned his position as Chief Executive Officer and President of the Company. Mr. Teti retained his previously issued stock options which were modified such that Mr. Teti will continue to vest in accordance with the original terms, except as a non-employee. As a result of the modifications to Mr. Teti’s stock options set forth in the Consulting Agreement, the Company recorded a non-cash compensation charge during the three months ended March 31, 2008 of approximately $1.3 million related to Mr. Teti’s 1,166,665 vested stock options. Further, related to Mr. Teti’s 833,335 unvested stock options at the date of modification, the Company will record stock option expense over the remaining periods those stock options are earned in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”
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
Results of Operations
Comparison of the three months ended March 31, 2008 and 2007
REVENUE. Revenue decreased $0.1 million to $0.2 million for the three months ended March 31, 2008, as compared to $0.3 million for the three months ended March 31, 2007. 49% and 55% of Agera’s revenue were to one foreign customer during the three months ended March 31, 2008 and March 31, 2007, respectively. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer.
COST OF SALES. Costs of sales were $0.2 million for the three months ended March 31, 2008, as compared to $0.2 million for the three months ended March 31, 2007. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 78% for the three months ended March 31, 2008 and 51% for the three months ended March 31, 2007. The increase in costs of sales as a percentage of revenue is due to a reserve of less than $0.1 million for excessive and/or obsolete inventory recorded during the three months ended March 31, 2008. Had no reserve been recorded during the three months ended March 31, 2008, Agera cost of sales would have been approximately 47% for the three months ended March 31, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $2.4 million, or 38%, to $3.9 million for the three months ended March 31, 2008, as compared to $6.3 million for the three months ended March 31, 2007. The decrease in selling, general and administrative expense is primarily due to the following:
a) Severance expense decreased by $1.5 million, to zero for the three months ended March 31, 2008, as compared to $1.5 million for the three months ended March 31, 2007. Severance expense for the three months ended March 31, 2007 related to the termination of our former President.
b) Employee compensation, bonuses and payroll taxes decreased by approximately $0.9 million to $0.8 million for the three months ended March 31, 2008, as compared to $1.7 million for the three months ended March 31, 2007, due primarily to (1) the departure of our former CEO and former President (and savings related to salaries and bonus earned during the three months ended March 31, 2007) and (2) lower stock option compensation expense as a result of the departure of the two employees noted in (1) above, as well as due to lower value stock options granted as compared to the similar prior year comparable period.
c) Marketing expense decreased by approximately $0.2 million to less than $0.1 million for the three months ended March 31, 2008, as compared to $0.2 for the three months ended March 31, 2007. Agera marketing expenses were decreased during the three months ended March 31, 2008 due to the decrease in revenue discussed above.
d) Travel expense decreased by approximately $0.1 million to $0.1 million for the three months ended March 31, 2008, as compared to $0.2 million for the three months ended March 31, 2007 due to the decrease in the number of our employees, primarily at the executive management level.
e) Other general and administrative operating costs decreased by approximately $0.1 million to $1.2 million for the three months ended March 31, 2008, as compared to $1.3 million for the three months ended March 31, 2007 due primarily to reduced insurance premiums.
f) Legal expenses increased by approximately $0.4 million to $0.4 million for the three months ended March 31, 2008, as compared to less than $0.1 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, we received a $0.1 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.1 million reimbursement, our legal expenses would have been $0.5 million for the three months ended March 31, 2008. For the three months ended March 31, 2007, we received a $0.8 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.8 million reimbursement, our legal expenses would have been approximately $0.8 million for the three months ended March 31, 2007. Our legal expenses fluctuate primarily as a result of the amount and timing of defense costs related to our class action and derivative action matters, as well as a result of the amount and timing of defense cost reimbursements from our insurance carrier.
g) Stock option modification expense increased by $0.1 million, to $1.3 million for the three months ended March 31, 2008, as compared to $1.2 million for the three months ended March 31, 2007. Stock option modification expense for the three months ended March 31, 2008 related to the modification of our previous Chief Executive Officer’s stock options in connection with his departure as Chief Executive Officer. Stock option modification expense for the three months ended March 31, 2007 primarily related to the termination of our former President, which resulted in stock option modification expense of $1.1 million. See Notes 8 of Notes to Consolidated Financial Statements for further discussion regarding stock option modifications.
RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $0.2 million for the three months ended March 31, 2008 to $2.9 million, as compared to $3.1 million for the three months ended March 31, 2007. The decrease of $0.2 million is primarily due to reduced consulting costs, as our Phase III dermal trial completed injections during January 2008.

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
Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the first half of 2005. We subsequently commenced preparations for a confirmatory Phase III dermal trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III dermal pivotal study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. As discussed above, injections related to our Phase III dermal pivotal study were completed in January 2008. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of March 31, 2008 was $46.9 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our pivotal Phase III dermal trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended March 31, 2008 and 2007.
LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The loss from discontinued operations increased by approximately $3.2 million for the three months ended March 31, 2008 to $4.3 million, as compared to $1.1 million for the three months ended March 31, 2007. The $1.1 million loss from discontinued operations during the three months ended March 31, 2007 primarily consisted of the following:
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
The $4.3 million loss from discontinued operations for the three months ended March 31, 2008 primarily related to the sale of our Swiss campus in March 2008. In connection with this sale, we recorded a loss on sale of $6.3 million, offset by a foreign currency exchange gain of $2.1 million upon the substantial liquidation of the Swiss subsidiary. The foreign exchange gain recorded during the three months ended March 31, 2008 results from removing from the accumulated foreign currency translation adjustment account in stockholders’ equity a credit balance which related to the translation into U.S. dollars of our Swiss franc assets and liabilities. The credit balance which had accumulated, and the resulting gain recorded upon the substantial liquidation of our Swiss franc assets, reflected the increase in the value of the Swiss franc relative to the U.S. dollar over the period that we had operated in Switzerland. Refer to Notes 3 and 5 of Notes to the Consolidated Financial Statements for further discussion regarding the sale of the Swiss campus and results from discontinued operations. Lease and facility costs related to the United Kingdom and Switzerland (prior to the sale of the Swiss campus) comprised the remaining costs of approximately $0.1 million, net.
INTEREST INCOME. Interest income decreased approximately $0.2 million to $0.1 million for the three months ended March 31, 2008, as compared to $0.3 million for the three months ended March 31, 2007. The decrease in interest income of $0.2 million resulted principally from a decrease in the amount of cash, cash equivalents and restricted cash balances, as a result of our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy.

INTEREST EXPENSE. Interest expense remained constant at $1.0 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended March 31, 2008 and 2007, respectively.
NET LOSS. Net loss increased approximately $1.1 million to $12.0 million for the three months ended March 31, 2008, as compared to a net loss of $10.9 million for the three months ended March 31, 2007. This increase in net loss primarily represents the effects of the decreases in our selling, general and administrative expenses and research and development expenses, offset by our increase in loss from discontinued operation, as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash flows from operating activities	$(5.5)	$(7.7)
Cash flows from investing activities	5.8	—
Cash flows from financing activities	—	—
Operating Activities
Cash used in operating activities during the three months ended March 31, 2008 amounted to $5.5 million, as compared to the $7.7 million of cash used in operating activities during the three months ended March 31, 2007. The decrease in the cash used in operations of $2.2 million is primarily due to our decrease in net loss, adjusted for noncash items, of $3.0 million. Our net loss, adjusted for noncash items, decreased from $8.8 million during the three months ended March 31, 2007 to $5.7 million during the three months ended March 31, 2008. This decrease in net loss, adjusted for noncash items, was offset by changes in net operating assets and liabilities, which negatively impacted cash flows by $0.8 million (primarily due to large payments during the three months ended March 31, 2008 for previously accrued expenses). During the three months ended March 31, 2008, our changes in net operating assets and liabilities resulted in a cash inflow of $0.3 million, as compared to a cash inflow of $1.1 million during the three months ended March 31, 2007. For the three months ended March 31, 2008, we financed our operating cash flow needs from our cash on hand at the beginning of the period, which were primarily the result of previously completed debt and equity offerings, as well as from the proceeds of the sale of our Swiss campus in March 2008, discussed further below.
Investing Activities
Cash provided by investing activities during the three months ended March 31, 2008 amounted to approximately $5.8 million as compared to cash used in investing activities of less than $0.1 million during the three months ended March 31, 2007. Investing activities during the three months ended March 31, 2008 related primarily to the sale of our Swiss campus in March 2008 for approximately $6.4 million, net of selling costs. Of this $6.4 million, approximately $5.8 million was paid to the Company during the three months ended March 31, 2008, and the remaining amount due was reflected as a receivable at March 31, 2008 (as a current asset of discontinued operations within the consolidated balance sheet at March 31, 2008).

Cash Flows Related to Discontinued Operations
Cash flows related to discontinued operations, which are included in the table of cash flows above, were as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash flows from operating activities	$(0.1)	$(2.1)
Cash flows from investing activities	5.8	—
Cash flows from financing activities	—	—
The cash provided by investing activities during the three months ended March 31, 2008 of $5.8 million is discussed above under “Investing Activities”.
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
Working Capital
General
As of March 31, 2008, we had cash, cash equivalents and restricted cash of $17.0 million and working capital of $14.3 million (including our cash, cash equivalents and restricted cash). We believe our existing capital resources are adequate to finance our operations through December 1, 2008; however, our long-term viability is dependent upon successful operation of our business, our ability to improve our manufacturing process, the approval of our products and the ability to raise additional debt and/or equity to meet our business objectives. We estimate that we will require additional cash resources during the fourth quarter of 2008 based upon our current operating plan and condition. See “-Going Concern” above.
We filed a shelf registration statement on Form S-3 during June 2007, which was declared effective by the Securities and Exchange Commission (“SEC”). In August 2007, we raised $13.8 million, net of offering costs, under this shelf registration via the sale of 6.8 million shares of our common stock to institutional investors. The shelf registration allowed us the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. As of March 31, 2008 we can offer and sell up to an additional $36.2 million of common stock pursuant to this shelf registration.
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
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent upon our ability to secure additional adequate financing or capital prior to or during the fourth quarter of 2008. If we are unable to obtain additional sufficient funds prior to this time, we will be required to terminate or delay regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities. Any of these actions would have an adverse affect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

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
Inflation did not have a significant impact on the Company’s results during the three months ended March 31, 2008.
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

Foreign Exchange Rate Risk
As the result of the sale of our Swiss campus in March 2008, we now have less than $0.8 million of foreign assets. As such, we do not believe that we have significant foreign exchange rate risk at March 31, 2008.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 7 of Notes to the Consolidated Financial Statements, within Part I of this Form 10-Q, for a discussion of legal proceedings.
ITEM 1A. RISK FACTORS
In addition to the Risk Factors disclosed in our December 31, 2007 Form 10-K, investors should consider the following risks and uncertainties, or updates to such risks and uncertainties, prior to making an investment decision with respect to our securities.
Higher than anticipated dropout rates of subjects in our clinical trials could adversely affect trial results and make it more difficult to obtain regulatory approval.
Enrollment of 421 patients in our Phase III nasolabial/wrinkle trials was completed in February 2007. Our Phase III clinical trials include three separate treatment sessions for each subject followed by a 26 week observation period. Patient dropouts are expected and can occur for a variety of reasons. A subject who drops out of the trial prior to the 26 week post-treatment observation would, under the current protocol, be considered a “failure to respond” in the results of the clinical trial. As fewer patients complete a trial, a higher positive response rate to the therapy must be obtained for the group of remaining treated subjects in order to demonstrate statistically significant benefit compared to placebo. Our Phase III nasolabial/wrinkle trial consists of two studies, 006 and 005. Our 006 study enrolled 218 subjects and, as of April 21, 2008, has 191 remaining. Our 005 study enrolled 203 subjects and, as of April 21, 2008, has 168 remaining. The Company continues to focus its efforts to prevent additional dropouts in both trials.

Higher than anticipated dropout rates may result in additional time, expense and uncertainty which may also affect our ability to obtain FDA clearance of our product and which could ultimately adversely affect our profitability and financial position.
Protocol deviations may release the FDA from its binding acceptance of our Special Protocol Assessment (“SPA”) study design, which may result in the delay, or non-approval, by the FDA of the Isolagen Therapy.
Recently, in connection with preparations for investigator audits related to our nasolabial fold/wrinkle Phase III studies, we have identified protocol deviations related to the timing of visits and other types of deviations. The possibility exists that our special protocol assessment could no longer be binding on the FDA if the FDA considers these deviations, individually or in aggregate, to be significant. Further, investigator audits, including those currently underway and those to be conducted in the future, may yield deviations unknown at this time. Accordingly, the possibility exists that our Phase III studies may yield efficacious results, yet may not be acceptable to the FDA under the SPA.
The Company is not in compliance with the American Stock Exchange’s continued listing standards and, as a result, the Company may be delisted from the American Stock Exchange.
On March 12, 2008, the Company received a notice from the American Stock Exchange (AMEX) advising the Company that it does not meet certain of the continued listing standards as set forth in Part 10 of the AMEX Company Guide. AMEX notified the Company that it was not in compliance with Sections 1003 (a)(i)-(iii) of the AMEX Company Guide. Specifically, the AMEX staff noted that the Company’s stockholder’s equity was less than $2,000,000 and losses from continuing operations and net losses were incurred in two out of its three most recent fiscal years; that the Company’s stockholder’s equity was less than $4,000,000 and losses from continuing operations and/or net losses were incurred in three out of its four most recent fiscal years; and that the Company’s stockholder’s equity was less than $6,000,000 and losses from continuing operations and/or net losses were incurred in its five most recent fiscal years. However, AMEX will not normally consider suspending dealings in the securities of a company which is below any of the above standards if the company (a) has a market capitalization of at least $50,000,000, and (b) has at least 1,100,000 shares publicly held, with a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. Isolagen does not currently meet these market capitalization amounts.
In order to maintain its listing, the Company submitted a plan to AMEX on April 14, 2008 that outlined the Company’s strategy to bring itself back into compliance by September 14, 2009. If the Company’s plan to regain compliance is accepted by AMEX, the Company may be able to continue its listing during this period, during which time it will be subject to periodic review to determine progress consistent with the plan. If the plan is not accepted by AMEX, the Company will be subject to delisting procedures as set forth in Section 1010 and Part 12 of the Amex Company Guide. Under AMEX rules, the Company has the right to appeal any determination by AMEX to initiate delisting proceedings.

ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

10.1	Employment Agreement between Isolagen, Inc. and Todd J. Greenspan, dated March 11, 2008.

10.2	Agreement related to the Sale of Swiss Real Estate, dated March 19, 2008, between Isolagen International, SA and Dernier Batz SA.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.
Date: May 9, 2008	By:	/s/ Todd J. Greenspan
Todd J. Greenspan, Chief Financial Officer
(Principal Financial Officer)