Form 10-Q
period 2008-06-30
ISOLAGEN INC
filed 2008-07-30
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 30, 2008, issuer had 41,639,492 shares of issued and 37,639,492 shares outstanding common stock, par value $0.001.

PART I — FINANCIAL INFORMATION
Isolagen, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$11,251,424	$16,590,720
Restricted cash	—	451,382
Accounts receivable, net	301,144	319,674
Inventory, net	594,644	669,119
Other receivables	143,334	29,250
Prepaid expenses	527,752	701,214
Current assets of discontinued operations, net	52,519	14,515

Total current assets	12,870,817	18,775,874

Property and equipment, net of accumulated depreciation and amortization of $3,458,996 and $2,921,651, respectively	2,858,108	3,395,723
Intangibles, net of amortization of $886,119 and $718,762 , respectively	4,432,181	4,599,538
Other assets, net of amortization of $2,747,208 and $2,372,589, respectively	1,049,849	1,424,456
Assets of discontinued operations held for sale (see Note 3)	—	11,202,725
Other long-term assets of discontinued operations	92,786	92,874

Total assets	$21,303,741	$39,491,190

Liabilities, Minority Interests and Shareholders’ Deficit
Current liabilities:
Accounts payable	$704,807	$403,815
Accrued expenses	3,113,073	4,348,256
Current liabilities of discontinued operations	430,790	217,822

Total current liabilities	4,248,670	4,969,893
Long term debt	90,000,000	90,000,000
Other long term liabilities of continuing operations	1,228,440	1,206,721
Long term liabilities of discontinued operations	71,491	107,511

Total liabilities	95,548,601	96,284,125

Commitments and contingencies (see Note 7)
Minority interests	1,797,531	1,858,026

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Series C junior participating preferred stock, $.001 par value; 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	41,639	41,640
Additional paid-in capital	130,924,051	129,208,631
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive (loss) income	(24,596)	718,926
Accumulated deficit during development stage	(181,009,485)	(162,646,158)

Total shareholders’ deficit	(76,042,391)	(58,650,961)

Total liabilities, minority interests and shareholders’ deficit	$21,303,741	$39,491,190

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Revenue
Product sales	$271,721	$346,716
License fees	—	—

Total revenue	271,721	346,716
Cost of sales	147,787	157,373

Gross profit	123,934	189,343

Selling, general and administrative expenses	2,211,562	5,706,525
Research and development	3,251,355	3,372,032

Operating loss	(5,338,983)	(8,889,214)
Other income (expense)
Interest income	46,886	234,932
Other income	—	65,137
Interest expense	(974,810)	(974,810)
Minority interest	21,910	142,047

Loss from continuing operations	(6,244,997)	(9,421,908)
Loss from discontinued operations, net of tax (see Notes 3 and 5)	(153,408)	(318,952)

Net loss	$(6,398,405)	$(9,740,860)

Per share information:
Loss from continuing operations—basic and diluted	$(0.17)	$(0.31)
Loss from discontinued operations—basic and diluted	(0.00)	(0.01)
Deemed dividend associated with beneficial conversion of preferred stock	—	—
Preferred stock dividends	—	—

Net loss per common share—basic and diluted	$(0.17)	$(0.32)

Weighted average number of basic and diluted common shares outstanding	37,639,492	30,377,439

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
	Six Months Ended		inception) to
	June 30,		June 30,
	2008	2007	2008
Revenue
Product sales	$489,674	$660,338	$3,665,163
License fees	—	—	260,000

Total revenue	489,674	660,338	3,925,163
Cost of sales	318,762	316,460	1,571,447

Gross profit	170,912	343,878	2,353,716

Selling, general and administrative expenses	6,156,400	12,043,830	72,302,485
Research and development	6,145,211	6,461,103	50,134,245

Operating loss	(12,130,699)	(18,161,055)	(120,083,014)
Other income (expense)
Interest income	133,518	533,682	6,941,295
Other income	—	65,137	322,581
Interest expense	(1,949,620)	(1,949,620)	(14,608,461)
Minority interest	60,495	241,481	384,974

Loss from continuing operations before income taxes	(13,886,306)	(19,270,375)	(127,042,625)
Income tax benefit	—	—	190,754

Loss from continuing operations	(13,886,306)	(19,270,375)	(126,851,871)
Loss from discontinued operations, net of tax (see Notes 3 and 5)	(4,477,021)	(1,411,878)	(41,143,929)

Net loss	(18,363,327)	(20,682,253)	(167,995,800)
Deemed dividend associated with beneficial conversion	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)

Net loss attributable to common shareholders	$(18,363,327)	$(20,682,253)	$(181,009,485)

Per share information:
Loss from continuing operations—basic and diluted	$(0.37)	$(0.63)	$(8.04)
Loss from discontinued operations—basic and diluted	(0.12)	(0.05)	(2.61)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.72)
Preferred stock dividends	—	—	(0.10)

Net loss per common share—basic and diluted	$(0.49)	$(0.68)	$(11.47)

Weighted average number of basic and diluted common shares outstanding	37,639,492	30,376,134	15,780,981

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	96,177
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	4,210
Cancellation of unvested restricted stock – 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	25,627
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	156,900
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	34,772
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(35,821,406)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(35,164,224)

Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$(41,623,582)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	23,100
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	39,981
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	3,166
Compensation expense on option awards issued to employee and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	88
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(35,573,114)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(34,726,726)

Balance 12/31/07	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$(58,650,961)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	1,262,815
Retirement of restricted stock	—	—	—	—	(249)	(1)	—	—	—	—	—	(1)
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	62,697
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	193,754
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(18,363,327)	(18,363,327)
Reclassification of foreign exchange gain on substantial liquidation of foreign entity...	—	—	—	—	—	—	—	—	—	(2,133,905)	—	(2,133,905)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,390,383	—	1,390,383

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(19,106,849)

Balance 06/30/08	—	$—	—	$—	41,639,408	$41,639	$130,924,051	4,000,000	$(25,974,000)	$(24,596)	$(181,009,485)	$(76,042,391)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
	Six months ended		inception) to
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(18,363,327)	$(20,682,253)	$(167,995,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Expense related to equity awards	1,715,420	2,168,812	9,608,369
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	719,762	759,925	8,434,889
Provision for doubtful accounts	(3,746)	8,511	326,372
Provision for excessive and/or obsolete inventory	59,972	—	59,972
Amortization of debt issue costs	374,619	374,620	2,747,210
Amortization of debt discounts on investments	—	—	(508,983)
Loss on disposal or impairment of property and equipment	6,326,855	20,803	10,935,957
Foreign exchange gain on substantial liquidation of foreign entity	(2,133,905)	—	(2,267,755)
Minority interest	(60,495)	(241,481)	(384,974)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease in restricted cash	451,382	498,154	—
Decrease (increase) in accounts receivable	22,276	(121,258)	(134,519)
Decrease (increase) in other receivables	(116,675)	275,217	31,801
Decrease (increase) in inventory	14,503	(605,536)	(581,851)
Decrease (increase) in prepaid expenses	187,639	621,838	(470,579)
Decrease (increase) in other assets	(12)	71,547	140,492
Increase (decrease) in accounts payable	363,202	(759,396)	657,463
Increase (decrease) in accrued expenses and other liabilities	(1,221,434)	(54,034)	3,096,471
Decrease in deferred revenue	—	(347,630)	(50,096)

Net cash used in operating activities	(11,663,964)	(18,012,161)	(135,600,005)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	(6,679)	—	(2,016,520)
Purchase of property and equipment	(29,892)	(97,780)	(25,511,725)
Proceeds from the sale of property and equipment, net of selling costs	6,444,153	925	6,542,201
Purchase of investments	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	153,507,000

Net cash provided by (used in) investing activities	6,407,582	(96,855)	(20,477,357)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	(19,655)	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	—	23,100	93,753,857
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)

Net cash provided by financing activities	—	3,445	167,326,996

Effect of exchange rate changes on cash balances	(82,914)	(2,893)	1,790

Net increase (decrease) in cash and cash equivalents	(5,339,296)	(18,108,464)	11,251,424
Cash and cash equivalents, beginning of period	16,590,720	31,783,545	—

Cash and cash equivalents, end of period	$11,251,424	$13,675,081	$11,251,424

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,575,000	$1,575,000	$11,140,283

Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$11,423,824

Preferred stock dividend	—	—	1,589,861

Uncompensated contribution of services	—	—	755,556

Common stock issued for intangible assets	—	—	540,000

Equipment acquired through capital lease	—	—	167,154

Increase in receivable in connection with sale of Swiss property	49,115	—	49,115

Increase in accrued expenses related to sale of Swiss property	$16,454	$—	$16,454

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
The Company is an aesthetic and therapeutic development stage company focused on developing novel skin and tissue rejuvenation products. The Company’s clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burns with a patient’s own, or autologous, fibroblast cells produced in the Company’s proprietary Isolagen Process. The Company also develops and markets an advanced skin care line with broad application in core target markets through its Agera subsidiary.
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
In October 2006, the Company reached an agreement with the FDA on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds. The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Pursuant to this assessment process, the FDA has agreed that the Company’s study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is acceptable to the FDA to form the basis of an efficacy claim for a marketing application. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. The Company completed enrollment of the study and commenced injection of subjects in early 2007. All injections were completed in January 2008 and the data results from this trial are expected during August 2008.
In March 2004, the Company announced positive results of a first Phase III exploratory clinical trial for the Company’s lead facial aesthetics product candidate, and in July 2004 the Company commenced a 200 patient Phase III study of Isolagen Therapy for facial wrinkles consisting of two identical, simultaneous trials. The study was concluded during the second half of 2005. In August 2005 the Company announced that results of this study failed to meet co-primary endpoints. Based on the results of this study, the Company commenced preparations for our second Phase III pivotal study discussed in the preceding paragraph.
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

Through June 30, 2008, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2008. The Company expects to finance its operations primarily through its existing cash and any future financing. However, as described in Note 2, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to operate profitably is largely contingent upon its success in obtaining financing, obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. The Company will be required to obtain additional capital prior to or during the fourth quarter of 2008 to continue and expand its operations. No assurance can be given that the Company will be able to obtain such regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.
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
The consolidated financial statements included herein as of June 30, 2008, and for each of the three and six months ended June 30, 2008 and 2007, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the SEC. The consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods discussed above. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results which will be realized for the year ending December 31, 2008.

Unless the context requires otherwise, the “Company” refers to Isolagen, Inc. and all of its consolidated subsidiaries, “Isolagen” refers to Isolagen, Isolagen Technologies, Isolagen Europe, Isolagen Australia and Isolagen Switzerland, and “Agera” refers to Agera Laboratories, Inc.
Note 2—Going Concern
At June 30, 2008, the Company had cash and cash equivalents of $11.3 million and working capital of $8.6 million (including cash and cash equivalents). The Company believes that its existing capital resources are adequate to finance its operations through approximately December 1, 2008, under the Company’s normal operating conditions. As such, the Company estimates that it will require additional cash resources prior to or during the fourth quarter of 2008 based upon its current operating plan and condition.
Through June 30, 2008, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2008. The Company expects to finance its operations primarily through its existing cash and any future financing, including the sale of assets. However, there exists substantial doubt about the Company’s ability to continue as a going concern.
As discussed in Note 1, the Company expects to receive in August 2008 the results of pivotal Phase III trials to evaluate the efficacy and safety of Isolagen Therapy for the treatment of nasolabial folds. If those results support the efficacy and safety of the Isolagen Treatment for that purpose, further efforts will be required to obtain final regulatory approval, develop a scalable manufacturing process, and develop the market for the use of the Isolagen Therapy for the treatment of nasolabial folds. The Company would be required to obtain additional capital in the future to continue its operations. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. Further, if the Company does not obtain additional funding prior to or during the fourth quarter of 2008, it may enter into bankruptcy soon thereafter, and possibly cease operations.
Conversely, if the results of these pivotal Phase III trials do not support the efficacy and safety of Isolagen Therapy for the treatment of nasolabial folds, it may indicate that the Isolagen Therapy as currently manufactured and administered will not obtain regulatory approval and could not be successfully marketed. In that case, the Company would be required to research and develop significant changes to the Isolagen Therapy. Such an effort would require substantial additional capital, and there is substantial doubt that the Company could obtain such capital. In such event, the Company might be forced to cease operations and enter into bankruptcy.
The Company filed a shelf registration statement on Form S-3 during June 2007, which was subsequently declared effective by the SEC. The shelf registration allows the Company the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. In August 2007, the Company sold under this shelf registration statement 6,746,647 shares of common stock to institutional investors, raising proceeds of $13.8 million, net of offering costs. The Company may offer and sell up to an additional $36.2 million of securities pursuant to this shelf registration.
The Company’s ability to complete additional offerings, including any additional offerings under its shelf registration statement, is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its clinical trials, and in particular, the status of its Phase III clinical trial for the treatment of nasolabial folds as discussed above, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

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
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive (loss) income in shareholders’ deficit. Gains and losses resulting from foreign currency transactions are included in earnings and, other than discussed below, have not been material in any one period. Balances of related after-tax components comprising accumulated other comprehensive income (loss) included in shareholders’ deficit at June 30, 2008 and December 31, 2007 related solely to foreign currency translation adjustments.
Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity is removed from the separate component of equity and is reported as gain or loss for the period during which the sale or liquidation occurs. During March 2008, the Company substantially liquidated the assets of the Company’s Swiss entity (in connection with the sale of the Company’s Swiss campus; see Assets of Discontinued Operations Held for Sale below). As such, the amount of the accumulated foreign currency translation adjustment account in stockholders’ deficit which related to the Company’s Swiss franc assets and liabilities was removed from equity by recording income of $2.1 million, which is included in loss from discontinued operations in the accompanying consolidated statement of operations for the three and six months ended June 30, 2008.
Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have maturities of three months or less) to be cash equivalents. The Company had restricted cash of $0.0 million and $0.5 million at June 30, 2008 and December 31, 2007, respectively, reserved for the payment of the original non-cancelable portion of the Exton, Pennsylvania facility lease.

Concentration of Credit Risk
The Company maintains its cash primarily with major U.S. domestic banks. The amounts held in these banks generally exceed the insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company has historically not incurred bank default losses related to these deposits. Cash equivalents are maintained with one domestic financial institution. The Company invests its cash equivalents primarily in government securities.
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
Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. During the three months ended March 31, 2008 and six months ended June 30, 2008, the Company recorded a charge for excessive and/or obsolete inventory of $60,000, and as such, the inventory balance within the accompanying consolidated balance sheet at June 30, 2008 is presented net of this $60,000 inventory reserve. At June 30, 2008, Agera’s inventory, net of reserves, consisted of $0.2 million of raw materials and $0.4 million of finished goods. At December 31, 2007, Agera’s inventory consisted of $0.1 million of raw materials and $0.6 million of finished goods.
Assets of Discontinued Operations Held for Sale
In April 2005, the Company acquired land and a two-building, 100,000 square foot campus (the “Swiss campus”) in Bevaix, Canton of Neuchâtel, Switzerland. In March 2008, the Company sold its Swiss campus to a third party for approximately $6.4 million, net of transaction costs. The net book value of the Swiss campus on the date of sale was approximately $12.7 million (or $10.6 million, net of the related cumulative foreign currency translation gain of approximately $2.1 million, as discussed in Foreign Currency Translation above). In connection with this sale of the Swiss campus, the Company recorded a net loss of $4.2 million which is reflected in loss from discontinued operations in the accompanying consolidated statement of operations for the six months ended June 30, 2008 (refer to Note 5 for further detail related to the net loss on the sale of the Swiss campus). As of June 30, 2008, $6.4 million of the net sale proceeds had been paid to the Company, and less than $0.1 million was recorded as a receivable within currents assets of discontinued operations in the accompanying consolidated balance sheet.
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
Intangible assets
Intangible assets primarily include proprietary formulations and trademarks, which were acquired in connection with the acquisition of Agera (see Note 4), as well as certain in-process patents. Proprietary formulations and trademarks are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 13 to 18 years. The Company periodically evaluates the reasonableness of the useful lives of these assets. Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows.

Intangible assets are comprised as follows:

	June 30,	December 31,
	2008	2007
Proprietary formulations	$3,101,100	$3,101,100
Trademarks	1,511,400	1,511,400
Other intangibles	705,800	705,800

	5,318,300	5,318,300
Less: Accumulated amortization	(886,119)	(718,762)

Intangible assets, net	$4,432,181	$4,599,538

Debt Issue Costs
The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in other assets and are being amortized to expense using the effective interest method over five years, through November 2009 (the first call date of the $90 million of convertible subordinated debt). Debt issuance costs, net of amortization, were approximately $1.0 million at June 30, 2008 and approximately $1.4 million at December 31, 2007 and were included in other assets, net, in the accompanying consolidated balance sheets.
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
Stock-based compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures. The Company adopted SFAS No. 123(R) using the modified prospective application method. Under the modified prospective application method, the fair value measurement requirements of SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding as of January 1, 2006 is recognized as the requisite service is rendered on or after January 1, 2006. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before January 1, 2006 are precluded.
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
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of June 30, 2008 and December 31, 2007, the Company had no accrued interest related to uncertain tax positions.
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At June 30, 2008 and December 31, 2007, the Company had $60.4 million and $54.8 million, respectively, of unrecognized tax benefits; the large majority of which relates to loss carryforwards for which the Company has provided a full valuation allowance. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
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
At June 30, 2008, options and warrants to purchase 8,798,412 shares of common stock at exercise prices ranging from $0.41 to $9.81 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9,828,009 shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.
At June 30, 2007, options and warrants to purchase 9,178,089 shares of common stock at exercise prices ranging from $1.50 to $9.81 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9,828,009 shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.
Fair Value of Financial Instruments
The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s convertible subordinated debentures were quoted at approximately 10% and 74% of par value at June 30, 2008 and December 31, 2007, respectively. Accordingly, the fair value of the Company’s convertible subordinated debentures was approximately $8.7 million and $66.6 million at June 30, 2008 and December 31, 2007, respectively. The Company’s convertible subordinated debentures are publicly traded. The fair value of the convertible subordinated debentures are estimated based on primary factors such as (1) the most recent trade prices of the convertible subordinated debentures on or near the respective reporting period end and/or (2) the bid and ask prices of the convertible subordinated debentures at the end of the reporting period. Historically, these factors have fluctuated significantly, and these factors are expected to fluctuate in future periods. Accordingly, the fair value of the convertible subordinated debentures has historically fluctuated significantly, and is expected to fluctuate in future periods.

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
In December 2007, the Financial Accounting Standards Board released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. SFAS No. 160 changes the manner in which minority interests are classified in consolidated financial statements, and the accounting for changes in minority interests. The objective of this pronouncement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.
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
The Company paid $2.7 million in cash to acquire the 57% interest in Agera and in connection with the acquisition contributed $0.3 million to the working capital of Agera. Included in the purchase price was an option to acquire an additional 8% of Agera’s outstanding common shares for an exercise price of $0.5 million in cash. This option expired unexercised in February 2007. In addition, the acquisition agreement includes future contingent payments up to a maximum of $8.0 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due the selling shareholder in future periods. As of June 30, 2008, less than $0.1 million has been paid with respect to the additional purchase price and less than $0.1 million was due.

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
Note 5— Discontinued Operations and Exit Costs
As part of the Company’s continuing efforts to evaluate the best uses of its resources, in the fourth quarter of 2006 the Company’s Board of Directors approved the closing of the Company’s United Kingdom operation. On March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites were under operating leases. The manufacturing site lease expires February 2010 and, as of June 30, 2008, the remaining lease obligation approximated $0.4 million. The administrative site lease expired in April 2007. The Company believes that substantially all costs related to the closure of the United Kingdom operation have been incurred by June 30, 2008, excluding the remaining lease obligation discussed above and any potential claims or contingencies unknown or which cannot be estimated at this time (see Note 7).
As a result of the closure of the Company’s United Kingdom operation, the operations that the Company previously conducted in Switzerland and Australia, which when closed had been absorbed into the United Kingdom operation, were also classified as discontinued operations as of March 31, 2007. The Company recorded a fixed asset impairment charge related to its United Kingdom operation of $1.4 million during 2006, which is included in loss from discontinued operations in the consolidated statement of operations for the cumulative period from December 28, 1995 (date of inception) to June 30, 2008. During March 2008, the Company sold its buildings located in Switzerland (see Note 3). All assets, liabilities and results of operations of the United Kingdom, Switzerland and Australian operations are reflected as discontinued operations in the accompanying consolidated financial statements. All prior period information has been restated to reflect the presentation of discontinued operations.

The following sets forth the components of assets and liabilities of discontinued operations as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(in millions)	2008	2007
Receivable due on sale of Swiss campus and other, net	$0.1	$—

Total current assets	0.1	—
Assets held for sale	—	11.2
Long term assets	0.1	0.1

Total assets	$0.2	$11.3

Accounts payable	$0.1	$—
Accrued expenses and other current liabilities	0.3	0.2

Total current liabilities	0.4	0.2
Long term liabilities	0.1	0.1

Total liabilities	$0.5	$0.3

The following sets forth the results of operations of discontinued operations for the three months ended June 30, 2008, and June 30, 2007:

	June 30,	June 30,
(in millions)	2008	2007
Net revenue	$—	$—

Gross loss	—	—
Loss on sale of Swiss campus, gross of foreign currency gain	—	—
Operating loss	(0.2)	(0.3)
Foreign exchange gain on substantial liquidation of foreign entity	—	—
Other income	—	—

Loss from discontinued operations	$(0.2)	$(0.3)

The following sets forth the results of operations of discontinued operations for the six months ended June 30, 2008, and June 30, 2007:

	June 30,	June 30,
(in millions)	2008	2007
Net revenue	$—	$0.2

Gross loss	—	(0.3)
Loss on sale of Swiss campus, gross of foreign currency gain	(6.3)	—
Operating loss	(6.7)	(1.5)
Foreign exchange gain on substantial liquidation of foreign entity	2.1	—
Other income	0.1	0.1

Loss from discontinued operations	$(4.5)	$(1.4)

The foreign exchange gain recorded during the six months ended June 30, 2008 results from removing from the accumulated foreign currency translation adjustment account in stockholders’ deficit a credit balance which related to the translation into U.S. dollars of the Company’s Swiss franc assets and liabilities. The credit balance which had accumulated, and the resulting gain recorded upon the substantial liquidation of the Company’s Swiss franc assets, reflected the increase in the value of the Swiss franc relative to the U.S. dollar over the period that the Company operated in Switzerland.

The following sets forth information about the major components of the United Kingdom operation exit costs incurred through March 31, 2007. No such costs for employee severance or fixed asset impairments were incurred subsequent to March 31, 2007:

	Costs Incurred for the
	Three Months Ended	Cumulative Costs
	March 31, 2007	Incurred to Date
Employee severance	$183,222	$467,318
Fixed asset impairment	—	1,445,647

Total	$183,222	$1,912,965

The following sets forth information about the changes in the UK accrued exit costs for the three months ended March 31, 2007:

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	January 1, 2007	to Expense	or Settled	March 31, 2007
Employee severance	$284,096	$183,222	$467,318	$—

Total	$284,096	$183,222	$467,318	$—

Note 6—Accrued Expenses
Accrued expenses are comprised of the following:

	June 30,	December 31,
	2008	2007
Accrued professional fees	$1,786,306	$2,243,319
Accrued compensation	370,978	840,641
Accrued severance	59,999	379,402
Accrued interest	525,000	525,000
Accrued other	370,790	359,894

Accrued expenses	$3,113,073	$4,348,256

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
On April 1, 2008, the court entered an order staying the schedule set forth in its November 6, 2007 order for a period of 90 days and directing the parties (together with the parties in the Beattie action, described under “Derivative Actions,” below) to participate in mediation before a private mediator. The mediation occurred on June 2, 2008 and June 5, 2008, and the parties continue attempts toward reaching a resolution of the actions. However, there can be no assurance that a resolution of the actions will be accomplished in the future.
If the parties’ efforts do not lead to a resolution of the lawsuits, the Company intends to continue to defend them vigorously. The Company cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in the consolidated financial statements. The Company will expense its legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received.
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
The Company sought to transfer the Keene action to the United States District Court for the Eastern District of Pennsylvania as part of the MDL Motion. On January 21, 2006, the court stayed the Keene action pending resolution of the MDL Motion. On February 23, 2006, the Keene action was transferred with the Federal Securities Actions from the Southern District of Texas to the Eastern District of Pennsylvania. Thereafter, on May 15, 2006, the plaintiff filed an amended complaint, and on June 5, 2006, the defendants moved to dismiss the amended complaint. On August 21, 2006, the plaintiff moved for leave to file a second amended complaint, and on September 15, 2006, defendants filed an opposition to that motion. On January 24, 2007, the court denied the plaintiff’s motion to file a second amended complaint, and on April 10, 2007 the court granted the defendants’ motion to dismiss and dismissed the amended complaint without prejudice. On May 9, 2007, plaintiff filed a notice of appeal from the January 24, 2007 order denying plaintiff’s motion to file a second amended complaint, and from the April 10, 2007 order dismissing plaintiff’s amended complaint without prejudice. The appeal is fully briefed. On or about April 5, 2008, Keene moved the appeals court to stay the appeal for a period of 90 days to permit Keene to participate in the mediation of the federal securities litigation (described above) and the Beattie derivative litigation (described below). The mediation is described under “Federal Securities Litigation” above.
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
On April 1, 2008, the court entered an order extending the defendants’ time to respond to the complaint for a period ending 150 days from April 1, 2008 and directing the parties, together with the parties to the federal securities litigation described above, to mediation before a private mediator. The mediation is described under “Federal Securities Litigation” above.
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
The Company has accrued less than $0.1 million in the accompanying Consolidated Financial Statements as of June 30, 2008 with respect to Mr. Tomz’s existing defense costs in dispute. The Company intends to seek reimbursement under its directors and officers liability policy for any amounts paid to reimburse Mr. Tomz for his defense costs, which includes less than $0.1 million paid to date.
Underwriters
The Underwriters have each demanded that the Company indemnify, hold harmless and defend them with respect to the claims asserted in the putative securities actions. The total amount demanded to date is approximately $0.8 million, and the total future amount cannot be estimated at this time. The Underwriters demands for indemnification are a subject of the ongoing mediation efforts described under “Federal Securities Litigation” above.
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
During the three months ended March 31, 2007, the Company recorded termination costs aggregating $2.6 million to reflect the March 16, 2007 understanding between the parties, which were included in selling, general, and administrative expenses. As a result of the June 2007 Settlement Agreement, during the three months ended June 30, 2007 the Company recorded an additional $2.0 million of termination costs, which are also included in selling, general, and administrative expenses. No such expenses were incurred subsequent to June 30, 2007. Accordingly, for the three months ended March 31, 2007, three months ended June 30, 2007 and for the six months ended June 30, 2007, the Company recorded total termination costs of approximately $4.6 million, as follows:

	Three months ended	Three months ended	Six months ended
(in millions)	March 31, 2007	June 30, 2007	June 30, 2007
Salary and severance	$1.2	$1.6	$2.8
Consulting fee	0.3	(0.1)	0.2
Legal fee reimbursement to Ms. Ciallella	—	0.2	0.2
Company legal fees	—	0.3	0.3
Stock option modifications (see Note 8)	1.1	—	1.1

	$2.6	$2.0	$4.6

Of the $0.3 million of Company legal fees above, approximately $133,000 related to the Board of Directors’ Special Committee legal counsel retained in connection with the Ciallella matter and was paid directly by the Company. Less than $10,000 related to the legal fees of one the Company’s Board members in connection with the Ciallella matter was paid directly by the Company. Also, less than $10,000 related to the legal fees of the Company’s Chief Executive Officer in connection with the Ciallella matter was paid directly by the Company. The Company is pursuing reimbursement of the amounts paid in excess of Ms. Ciallella’s contractual severance, plus defense costs, from its insurance carriers. There can be, however, no assurance that there will be a recovery or if there is, of the amount thereof. As of June 30, 2008, $0.1 million remains due to Ms. Ciallella and is recorded in accrued expenses on the consolidated balance sheet.

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
During the year ended December 31, 2006, payments to patients and retreatments reduced the accrual by $0.6 million. During the three months ended March 31, 2007 and June 30, 2007, payments and retreatments to patients reduced the accrual by approximately $0.1 million and $0.0 million, respectively. As of June 30, 2008, the accrual, which is included in current liabilities of discontinued operations in the consolidated balance sheet, was $0.1 million. The estimates related to this liability may change in future periods and the effects of any changes will be accounted for in the period in which the estimate changes.
United Kingdom Claims
Subsequent to the Company’s public announcement regarding the closure of the United Kingdom operation, the Company received negative publicity and negative correspondence from former patients in the United Kingdom that previously received the Company’s treatment. More recently, the Company received a written demand by an attorney representing approximately 114 former patients, as of June 30, 2008, each claiming negligent misstatements were made and each claiming, on average, £3,500 (or approximately $7,000), plus unquantified interest and incidental expenses. The Company has responded to the written demand and is in the process of evaluating the merits of the claims. To date, no formal legal action has been brought by the attorney against the Company, and no provision has been recorded in the consolidated financial statements related to this matter.
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
The Company submitted a plan to AMEX on April 14, 2008 that outlined the Company’s strategy to bring itself back into compliance by September 14, 2009. The plan was not accepted by AMEX, and as such, the Company is subject to delisting procedures as set forth in Section 1010 and Part 12 of the Amex Company Guide. Under AMEX rules, the Company has the right to appeal any determination by AMEX to initiate delisting proceedings. The Company has appealed the determination and the Company will present its appeal to AMEX at a hearing scheduled for August 19, 2008. There can be no assurance that the Company’s request for continued listing will be granted after such hearing.
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
The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $0.2 million and $0.5 million of compensation expense, net of tax, during the three months ended June 30, 2008 and June 30, 2007, respectively, for stock option awards to employees and directors based on the estimated fair values, at the grant dates, of the awards. The Company recorded $0.4 million and $0.9 million of compensation expense, net of tax, during the six months ended June 30, 2008 and June 30, 2007, respectively, for stock option awards to employees and directors based on the estimated fair values, at the grant dates, of the awards. Further, in connection with the departure of the Company’s former Chief Executive Officer and former President, and the related modification of the former Chief Executive Officer and President’s stock options, the Company recorded $1.3 million and $1.1 million in stock option modification expense during the three months ended March 31, 2008 and March 31, 2007, respectively, as discussed further below under Modification of Stock Options. No such stock option modifications occurred during the three months ended June 30, 2008 or three months ended June 30, 2007.

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.92 and $1.92 for the six months ended June 30, 2008 and 2007, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2008	2007
Expected life (years)	5.8 years	4.2 years
Interest rate	2.9%	4.9%
Dividend yield	—	—
Volatility	92%	77%
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
There were no stock options exercised during the six months ended June 30, 2008. There were 0 and 15,000 stock options exercised during the three and six months ended June 30, 2007, respectively, resulting in cash proceeds to the Company of $0 and $23,100, respectively. The options exercised had an intrinsic value of $15,900. The following table summarizes option activity for the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2008	7,723,999	$3.45
Six months ended June 30, 2008:
Granted	1,132,000	1.27
Exercised	—	—
Forfeited	(225,833)	3.80

Outstanding at June 30, 2008	8,630,166	$3.16	$5.68	$—

Options exercisable at June 30, 2008	5,865,162	$3.79	$4.96	$—

The following table summarizes non-vested stock option activity for the six months ended June 30, 2008:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at January 1, 2008	2,546,838	$1.43
Granted	1,132,000	0.92
Vested	(731,334)	1.22
Forfeited	(182,500)	2.07

Non-vested at June 30, 2008	2,765,004	$1.24

The total fair value of shares vested during the six months ended June 30, 2008 and June 30, 2007 was $0.9 million and $1.3 million, respectively. As of June 30, 2008 and December 31, 2007, there was $1.1 million and $1.8 million of total unrecognized compensation cost, respectively, related to non-vested director and employee stock options which vest over time (excluding stock options measured pursuant to EITF 96-18, see Modification of Stock Options further below). That cost is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2008 and December 31, 2007, there was $0.3 million and $0.8 million, respectively, of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.
2001 Stock Option and Stock Appreciation Rights Plan
Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2008, there were 2,933,500 options outstanding under the Stock Plan and 1,440,834 options were available to be issued under the Stock Plan.
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
The grant date fair value of the employee performance option awards issued during the three months ended March 31, 2008 was approximately $0.2 million. This fair value of $0.2 million, or any portion thereof, will not be recognized as compensation expense until the vesting of the award becomes probable. The fair value of the total non-employee performance awards issued during the three months ended March 31, 2008 was less than $0.1 million as of March 31, 2008. Compensation expense related to the non-employee performance option awards will not be recognized until vesting of the awards occur, and the actual amount of expense will be based upon the valuation factors in effect at that time.
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

During the three months ended June 30, 2008, the company issued to its six independent Board of Director members, under the 2001 Stock Plan, a total of 180,000 options to purchase its common stock with an exercise price of $0.62 per share and a ten year maximum contractual life. The options vest one-fourth upon grant and one-fourth over the three remaining fiscal quarters of 2008.
2003 Stock Option and Stock Appreciation Rights Plan
On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2008, there were 1,823,333 options outstanding under the 2003 Stock Plan and 426,667 shares were available for issuance under the 2003 Stock Plan. No options have been granted under the 2003 Stock Plan since November 2006.
2005 Equity Incentive Plan
On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2008, there were 305,000 options outstanding and 1,712,818 shares were available for issuance under the 2005 Stock Plan. No options have been granted under the 2005 Stock Plan since June 2006.
During the three months ended March 31, 2007, the Company modified a 400,000 share performance option grant, as discussed below under Modification of Stock Options. This 400,000 share performance option grant was issued during the three months ended June 30, 2006 to purchase common stock with an exercise price of $1.88 per share to the Company’s former President. These options had a ten year maximum contractual life and the options were to vest, and no longer be subject to forfeiture, upon the occurrence of any of the following events: (i) upon the closing of the sale of substantially all of the assets of the Company or the reorganization, consolidation or the merger of the Company; provided that the event results in the payment or distribution of consideration valued in good faith by the Board of Directors at $25 per share or more; or (ii) upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of common stock of the Company at a price per share valued in good faith by the Board of Directors at $25 or more; or (iii) immediately following a “Stock Acquisition Date,” as that term is defined in the Rights Plan adopted by the Company on May 12, 2006 (provided that said rights are not subsequently redeemed by the Company or that the Rights Plan is not subsequently amended to preclude exercise of the rights issued thereunder, prior to the Distribution Date, as that term is defined in the Rights Pan), or (iv) at such other time as the Board of Directors, in its sole discretion, deems appropriate; provided in each case that the President is employed by the Company at the time of said event. The 400,000 share option grant was considered a grant of a performance stock option. No compensation cost was recorded during 2006 for this grant as the Company did not believe that the vesting events were probable of occurrence. The 2006 grant date fair value of the award was approximately $0.6 million. Subsequently, this 400,000 share option grant was modified during the three months ended March 31, 2007, as discussed below under Modification of Stock Options.
Other Stock Options
The Company has not issued any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan since June 2006. As of June 30, 2008, there were 3,568,333 nonqualified stock options outstanding outside of the shareholder approved plans discussed above.

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
Equity Instruments Issued for Services
As of June 30, 2008, the Company had outstanding 1,436,935 warrants and options issued to non-employees under consulting agreements, including the 833,335 options related to Mr. Teti, the Company’s former CEO, which were unvested at the time of modification, as discussed above. The following sets forth certain information concerning these warrants and options:

Vested
Warrants and options outstanding	936,934
Range of exercise prices	$1.50—6.00
Weighted average exercise price	$3.36
Expiration dates	2009—2016

Unvested
Warrants and options outstanding	500,001
Range of exercise prices	$1.88
Weighted average exercise price	$1.88
Expiration dates	2016

All of the above unvested equity instruments relate to the Company’s former Chief Executive Officer, as of June 30, 2008. Expense related to these contracts was less than $0.1 million in each three month period ended June 30, 2008 and 2007. Expense related to these contracts was $0.1 million and less than $0.1 million in the six month period ended June 30, 2008 and 2007. This expense, which is in addition to the stock option expense related to employees and directors based on the grant date fair value discussed above, was calculated using the Black Scholes option-pricing model based on the following assumptions:

Expected life (years)	4—4.3 Years
Interest rate	3.0—3.13%
Dividend yield	—
Volatility	100—106%
Further, there were 168,246 warrants outstanding as of June 30, 2008 and December 31, 2007, which were primarily issued in connection with past equity offerings.
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

	Segment
	Isolagen
	Therapy	Agera	Consolidated
Three Months Ended June 30, 2008
External revenue	$—	$271,721	$271,721
Intersegment revenue	—	—	—

Total operating revenue	—	271,721	271,721
Cost of revenue	—	147,787	147,787
Selling, general and administrative expense	2,036,668	174,894	2,211,562
Research and development expense	3,251,355	—	3,251,355
Management fee	(69,000)	69,000	—

Total operating expenses	5,219,023	243,894	5,462,917

Operating loss	(5,219,023)	(119,960)	(5,338,983)
Interest income	46,879	7	46,886
Other income	—	—	—
Interest expense	(974,810)	—	(974,810)
Minority interest	—	21,910	21,910

Segment loss from continuing operations	$(6,146,954)	$(98,043)	$(6,244,997)

Six Months Ended June 30, 2008
External revenue	$—	$489,674	$489,674
Intersegment revenue	—	—	—

Total operating revenue	—	489,674	489,674
Cost of revenue	—	318,762	318,762
Selling, general and administrative expense	5,844,777	311,623	6,156,400
Research and development expense	6,145,211	—	6,145,211
Management fee	(219,000)	219,000	—

Total operating expenses	11,770,988	530,623	12,301,611

Operating loss	(11,770,988)	(359,711)	(12,130,699)
Interest income	133,493	25	133,518
Other income	—	—	—
Interest expense	(1,949,620)	—	(1,949,620)
Minority interest	—	60,495	60,495

Segment loss from continuing operations	$(13,587,115)	$(299,191)	$(13,886,306)

Supplemental information:

	Segment
	Isolagen
For the three months ended June 30, 2008 and as of June 30, 2008:	Therapy	Agera	Consolidated
Depreciation and amortization expense	$270,510	$81,711	$352,221
Capital expenditures	13,013	—	13,013
Equity awards issued for services	256,452	—	256,452
Amortization of debt issuance costs	187,310	—	187,310
Total assets, including assets from discontinued operations, June 30, 2008	16,371,793	4,931,948	21,303,741
Property and equipment, June 30, 2008	2,858,108	—	2,858,108
Intangible assets, net, June 30, 2008	525,937	3,906,244	4,432,181
Supplemental information:

	Segment
	Isolagen
For the six months ended June 30, 2008:	Therapy	Agera	Consolidated
Depreciation and amortization expense	$556,343	$163,419	$719,762
Capital expenditures	29,892	—	29,892
Equity awards issued for services	1,715,420	—	1,715,420
Amortization of debt issuance costs	374,619	—	374,619
An intercompany receivable of $1.0 million, due from the Agera segment to the Isolagen Therapy segment as of June 30, 2008, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen, as well as Agera working capital needs provided by Isolagen, and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at June 30, 2008 are approximately $21.3 million, which includes assets of continuing operations of $21.1 million and assets of discontinued operations of $0.2 million.

	Segment
	Isolagen
	Therapy	Agera	Consolidated
Three months ended June 30, 2007
External revenue	$—	$346,716	$346,716
Intersegment revenue	—	—	—

Total operating revenue	—	346,716	346,716
Cost of revenue	—	157,373	157,373
Selling, general and administrative expense	5,193,263	513,262	5,706,525
Research and development expense	3,365,412	6,620	3,372,032
Management fee	(150,000)	150,000	—

Total operating expenses	8,408,675	669,882	9,078,557

Operating loss	(8,408,675)	(480,539)	(8,889,214)
Interest income and other	299,872	197	300,069
Interest expense	(974,810)	—	(974,810)
Minority interest	—	142,047	142,047

Segment loss from continuing operations	$(9,083,613)	$(338,295)	$(9,421,908)

	Segment
	Isolagen
	Therapy	Agera	Consolidated
Six months ended June 30, 2007
External revenue	$—	$660,338	$660,338
Intersegment revenue	—	—	—

Total operating revenue	—	660,338	660,338
Cost of revenue	—	316,460	316,460
Selling, general and administrative expense	11,151,279	892,551	12,043,830
Research and development expense	6,444,721	16,382	6,461,103
Management fee	(300,000)	300,000	—

Total operating expenses	17,296,000	1,208,933	18,504,933

Operating loss	(17,296,000)	(865,055)	(18,161,055)
Interest income and other	595,347	3,472	598,819
Interest expense	(1,949,620)	—	(1,949,620)
Minority interest	—	241,481	241,481

Segment loss from continuing operations	$(18,650,273)	$(620,102)	$(19,270,375)

Supplemental information:

	Segment
	Isolagen
For the three months ended June 30, 2007 and as of December 31, 2007:	Therapy	Agera	Consolidated
Depreciation and amortization expense	$298,218	$81,709	$379,927
Capital expenditures	82,968	—	82,968
Equity awards issued for services	502,431	—	502,431
Amortization of debt issuance costs	187,310	—	187,310
Total assets, including assets from discontinued operations, as of December 31, 2007	34,162,693	5,328,497	39,491,190
Property and equipment, net, as of December 31, 2007	3,395,723	—	3,395,723
Intangible assets, net, as of December 31, 2007	529,875	4,069,663	4,599,538
Supplemental information:

	Segment
	Isolagen
For the six months ended June 30, 2007:	Therapy	Agera	Consolidated
Depreciation and amortization expense	$596,505	$163,420	$759,925
Capital expenditures	97,780	—	97,780
Equity awards issued for services and equity award modifications	2,168,812	—	2,168,812
Amortization of debt issuance costs	374,620	—	374,620
An intercompany receivable of $1.1 million, due from the Agera segment to the Isolagen Therapy segment as of December 31, 2007, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at December 31, 2007 are approximately $39.5 million, which includes assets of continuing operations of $28.2 million and assets of discontinued operations of $11.3 million.

Geographical information concerning the Company’s operations and assets is as follows:

	Revenue
	Three months ended June 30,
	2008	2007
United States	$82,325	$79,184
United Kingdom	163,810	262,854
Other	25,586	4,678

	$271,721	$346,716

	Revenue
	Six months ended June 30,
	2008	2007
United States	$179,605	$203,275
United Kingdom	271,320	435,596
Other	38,749	21,467

	$489,674	$660,338

	Property and Equipment, net
	June 30,	December 31,
	2008	2007
United States	$2,858,108	$3,395,723

	$2,858,108	$3,395,723

	Intangible Assets, net
	June 30,	December 31,
	2008	2007
United States	$4,432,181	$4,599,538

	$4,432,181	$4,599,538

During the three months ended June 30, 2008 revenue from one foreign customer and one domestic customer represented 60% and 22% of consolidated revenue, respectively. During the three months ended June 30, 2007 revenue from one foreign customer and one domestic customer represented 76% and 14% of consolidated revenue, respectively.
During the six months ended June 30, 2008, revenue from one foreign customer and one domestic customer represented 55% and 26% of consolidated revenue, respectively. During the six months ended June 30, 2007 revenue from one foreign customer and one domestic customer represented 66% and 19% of consolidated revenue, respectively.
As of June 30, 2008 and December 31, 2007, one foreign customer represented 91% and 94%, respectively, of accounts receivable, net.

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
Forward-Looking Information
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Isolagen that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:
•	our ability to finance our business;
•	our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry, treatment of restrictive scars and burns and other health-related markets;
•	whether our clinical human trials relating to autologous cellular therapy applications for the treatment of dermal defects, gingival recession, and such other indications as we may identify and pursue can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials;
•	higher than anticipated dropout rates of subjects in our clinical trials which could adversely affect trial results and make it more difficult to obtain regulatory approval;
•	whether the results of our full Phase III pivotal study will support a successful BLA filing;
•	adverse results from, or changes in, any pending or threatened legal proceedings;
•	our ability to maintain AMEX continued listing of our common stock (see Part II, Item 1a.);
•	our ability to provide and deliver any autologous cellular therapies that we may develop on a basis that is competitive with other therapies, drugs and treatments that may be provided by our competitors;
•	our ability to decrease our manufacturing costs for our Isolagen Therapy product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;
•	our ability to reduce our need for fetal bovine calf serum by improved use of less expensive media combinations and different media alternatives;
•	our ability to improve our historical pricing model;
•	our ability to meet requisite regulations or receive regulatory approvals in the United States, Europe, Asia and the Americas, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States, Europe, Asia and the Americas or any other country where we plan to conduct commercial operations;
•	a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;
•	continued availability of supplies at satisfactory prices;
•	new entrance of competitive products or further penetration of existing products in our markets;
•	the effect on us from adverse publicity related to our products or the company itself;

•	any adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	our ability to efficiently integrate our past acquisition and future acquisitions, if any, or any other new lines of business that we may enter in the future;
•	our issuance of certain rights to our shareholders that may have anti-takeover effects;
•	our dependence on physicians to correctly follow our established protocols for the safe administration of our Isolagen Therapy;
•	our ability to effectively and efficiently manage the closure of our UK operation;
•	whether past or future amendments to our Informed Consent Forms, based on new knowledge obtained during the execution of our clinical trials or based on changes to the basic design or administration of our clinical trials, give rise to delays in our clinical study timelines; and
•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2007, as well as Part II, Item 1A of this Form 10-Q.
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
Going Concern
At June 30, 2008, we had cash and cash equivalents of $11.3 million and working capital of $8.6 million (including cash and cash equivalents). We believe that our existing capital resources are adequate to finance our operations through approximately December 1, 2008, under our normal operating conditions. As such, we estimate that we will require additional cash resources prior to or during the fourth quarter of 2008 based upon our current operating plan and condition.
Through June 30, 2008, we have been primarily engaged in developing our initial product technology. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2008. We expect to finance our operations primarily through our existing cash and any future financing, including the sale of assets. However, there exists substantial doubt about our ability to continue as a going concern.
As discussed in below under “Clinical Development Programs”, we expect to receive in August, 2008 the results of our pivotal Phase III trials to evaluate the efficacy and safety of Isolagen Therapy for the treatment of nasolabial folds. If those results support the efficacy and safety of the Isolagen Treatment for that purpose, further efforts will be required to obtain final regulatory approval, develop a scalable manufacturing process, and develop the market for the use of the Isolagen Therapy for the treatment of nasolabial folds. In such case, we would be required to obtain additional capital in the future to continue our operations. There is no assurance that we will be able to obtain any such additional capital to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Further, if we do not obtain additional funding prior to or during the fourth quarter of 2008, we may enter into bankruptcy soon thereafter, and possibly cease operations.

Conversely, if the results of these pivotal Phase III trials do not support the efficacy and safety of Isolagen Therapy for the treatment of nasolabial folds, it may indicate that the Isolagen Process as currently manufactured and administered will not obtain regulatory approval and could not be successfully marketed. In that case, we would be required to research and develop significant changes to the Isolagen Therapy. Such an effort would require substantial additional capital, and there is substantial doubt that we could obtain such capital. In such event, we might be forced to cease operations and enter into bankruptcy.
We filed a shelf registration statement on Form S-3 during June 2007, which was subsequently declared effective by the SEC. The shelf registration allowed us the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. In August 2007, we sold under this shelf registration statement 6,746,647 shares of common stock to institutional investors, raising proceeds of $13.8 million, net of offering costs. We may offer and sell up to an additional $36.2 million of securities pursuant to this shelf registration.
Our ability to complete additional offerings, including any additional offerings under our shelf registration statement, is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of our company and the offering terms. In addition, our ability to complete an offering may be dependent on the status of our clinical trials, and in particular, the status of our Phase III clinical trial for the treatment of wrinkles as discussed above, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing or capital prior to or during the fourth quarter of 2008. If we are unable to obtain additional sufficient funds during this time, we will be required to terminate or delay our efforts to obtain regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements and/or delay the expansion of our sales and marketing capabilities. Any of these actions would have an adverse effect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Further, if we do not obtain additional funding prior to or during the fourth quarter of 2008, we may enter into bankruptcy soon thereafter, and possibly cease operations. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.
Recent Management Changes
In January 2008, Mr. Declan Daly assumed the role of our Chief Executive Officer. Our former Chief Executive Officer, Mr. Nicholas L. Teti, Jr., continues to serve as Chairman of the Board of Directors and as a consultant to the company. In March 2008, Mr. Todd J. Greenspan assumed the role of Chief Financial Officer.
Clinical Development Programs
Our product development programs are focused on the aesthetic and therapeutic markets. These programs are supported by a number of clinical trial programs at various stages of development.
Our aesthetics development programs include product candidates to treat targeted areas or wrinkles and to provide full-face rejuvenation that includes the improvement of fine lines, wrinkles, skin texture and appearance. Our therapeutic development programs are designed to treat acne scars, restrictive burn scars and dental papillary recession. All of our product candidates are non-surgical and minimally invasive. Although the discussions below include estimates of when we expect trials to be completed, the prediction of when a clinical trial will be completed is subject to a number of factors and uncertainties.

Aesthetic Development Programs
Wrinkles/Nasolabial Folds — Phase III Trials: In October 2006, we reached an agreement with the U.S. Food and Drug Administration, or FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including subject numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. We completed enrollment of the study and commenced injection of subjects in early 2007. These injections were completed in January 2008 and we expect the Phase III trial data results in August 2008.
Refer to Part II, Item 1A of this Form 10-Q for a discussion of certain of our risk factors.
Full Face Rejuvenation — Phase II Trial: In March 2007 we commenced an open label (unblinded) trial of approximately 50 subjects. Injections of Isolagen Therapy began to be administered in July 2007. This trial is designed to further evaluate the safety and use of Isolagen Therapy to treat fine lines and wrinkles for the full face. Five investigators across the United States are participating in this trial. The subjects received two series of injections approximately one month apart. In late December 2007, all 45 remaining subjects completed injections. The subjects will be followed for twelve months following each subject’s last injection. Efficacy and primary safety data analyses from the trial are expected to be completed during August 2008.
Therapeutic Development Programs
Acne Scars — Phase II/III Trial: In November 2007, we commenced an acne scar Phase II/III study. This study currently includes approximately 100 subjects. This placebo controlled trial is designed to evaluate the use of our Isolagen Therapy to correct or improve the appearance of acne scars. Each subject will serve as their own control, receiving Isolagen Therapy on one side of their face and placebo on the other. The subjects will receive three injections two weeks apart. The follow-up and evaluation period will be complete four months after each subject’s last injection.
We filed a pre-Investigational New Drug application, or pre-IND, for a Phase III clinical trial program in July 2007 together with our protocol. In September 2007, the IND was accepted by the FDA. We held an investigator meeting in early November 2007 and commenced biopsies shortly thereafter. Injections of subjects began in February 2008 and are currently ongoing.
In connection with this acne scar program, we have developed a validated photo guide for use in the evaluators’ assessment of acne study subjects. We had originally designed the acne scar clinical program as two randomized, double-blind, Phase III, placebo-controlled trials of approximately 120 subjects each. However, our evaluator assessment scale and photo guide have never been utilized in a clinical trial. In November 2007, the FDA recommended that we consider conducting a Phase II study in order to address certain study issues, including additional validation related to our evaluator assessment scale. As such, we modified our clinical plans to initiate a single Phase II/III trial. This Phase II/III study, which is powered to demonstrate efficacy, will allow for a closer assessment of the evaluator assessment scale and photo guide. Upon successful completion of the Phase II/III study, we expect to initiate a subsequent, additional Phase III trial. We believe that the two trials may have the potential to form the basis of a licensure submission to the FDA.
Restrictive Burn Scars - Phase II Trial: In January 2007, we met with the FDA to discuss our clinical program for the use of Isolagen Therapy for restrictive burn scar patients. This Phase II trial will evaluate the use of Isolagen Therapy to improve range of motion, function and flexibility, among other parameters, in existing restrictive burn scars in approximately 20 patients. We are currently in the process of screening and enrolling subjects at three academic burn centers across the United States.

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
In 2006, we commenced a Phase II open-label dental trial for the treatment of Interdental Papillary Insufficiency. This single site study includes 11 subjects. We are identifying a development strategy for this application as we do not expect to fund an additional trial related to this application.
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
The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. SFAS No. 123(R) resulted in the recognition of compensation expense of $0.2 million and $0.5 million for three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively, related to our employee and director stock options. During the three months ended June 30, 2008, we granted stock options to purchase 0.2 million shares of our common stock. As of June 30, 2008, there was $1.1 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2008, there was $0.3 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.
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
On January 7, 2008, we and Mr. Nicholas L. Teti, Jr. entered into a consulting and non-competition agreement (the “Consulting Agreement”), pursuant to which Mr. Teti agreed to continue as our non-executive Chairman of the Board and to become a consultant to the company, and Mr. Teti resigned his position as Chief Executive Officer and President. Mr. Teti retained his previously issued stock options which were modified such that Mr. Teti will continue to vest in accordance with the original terms, except as a non-employee. As a result of the modifications to Mr. Teti’s stock options set forth in the Consulting Agreement, we recorded a non-cash compensation charge during the three months ended March 31, 2008 of approximately $1.3 million related to Mr. Teti’s 1,166,665 vested stock options. Further, related to Mr. Teti’s 833,335 unvested stock options at the date of modification, we will record stock option expense over the remaining periods those stock options are earned in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

Federal Securities and Derivative Actions and Other Legal Matters: As discussed in Note 7 of Notes to Consolidated Financial Statements, set forth elsewhere in this Report, we are currently defending ourselves against various class and derivative actions. We intend to defend ourselves vigorously against these actions. We cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions, and no provision has been recorded in our consolidated financial statements. Generally, a loss must be both reasonably estimable and probable in order to record a provision for loss. We will expense our legal costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. Although we have not recorded a provision for loss regarding these matters, a loss could occur in a future period.
As discussed in Note 7 of Notes to Consolidated Financial Statements, we have received a written demand by an attorney representing approximately 114 former patients in the United Kingdom that previously received the our treatment each claiming negligent misstatements were made and each claiming, on average, £3,500 (or approximately $7,000), plus unquantified interest and incidental expenses. To date, no formal legal action has been brought by the attorney against us, and no provision has been recorded in the consolidated financial statements related to this matter.
We are involved in various other legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management currently believes that the results will not have a material impact on our financial statements.
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
Impairment of Long-lived Assets: SFAS No.144 (“SFAS 144”), “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.
At June 30, 2008, we had $2.9 million of property and equipment, net, related to our Isolagen Therapy business segment and $4.4 million of intangible assets related primarily to our Agera business segment. Intangible assets primarily include proprietary formulations and trademarks acquired in connection with the acquisition of Agera, and to a lesser extent certain in-process patents related to our Isolagen Therapy business segment. Proprietary formulations and trademarks are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 13 to 18 years. Our process of evaluation of impairment with respect to our property and equipment and intangible assets primarily includes the utilization of internal projections and forecasts, which inherently include significant judgments and assumptions. Such significant judgments and assumptions include those related to the future business performance of Agera, as well as those related to obtaining statistically significant results from our Phase III Wrinkle/Nasolabial Folds trials, obtaining timely FDA approval within certain timeframes and reaching certain levels of commercial revenue. Our judgments and assumptions are subject to change in the future, based on anticipated events or actual events, which may result in a partial impairment or full impairment of our property and equipment and/or intangible assets in future periods. In particular, if the results of the pivotal Phase III trials we expect to receive in August 2008 do not support the efficacy and safety of Isolagen Therapy for the treatment of nasolabial folds, our assumptions concerning the future use and recovery of assets related to the efforts to research and develop the Isolagen Therapy may require revision, and we may be required to recognize partial of full impairment of some of these assets.

Results of Operations
Comparison of the three months ended June 30, 2008 and 2007
REVENUE. Revenue decreased less than $0.1 million to $0.3 million for the three months ended June 30, 2008, as compared to $0.3 million for the three months ended June 30, 2007. 60% and 76% of Agera’s revenue were to one foreign customer during the three months ended June 30, 2008 and June 30, 2007, respectively. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer. Further, we believe that the decline in general economic conditions during 2008 have also contributed to the decline in revenue associated with our Agera line of skincare products.
COST OF SALES. Costs of sales were $0.1 million for the three months ended June 30, 2008, as compared to $0.2 million for the three months ended June 30, 2007. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 54% for the three months ended June 30, 2008 and 45% for the three months ended June 30, 2007. Cost of sales as a percentage of revenue have increased primarily due to changes in our product mix, as well as decreased overall volumes (which can result in higher per unit costs for components associated with our Agera product line).
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $3.5 million, or 61%, to $2.2 million for the three months ended June 30, 2008, as compared to $5.7 million for the three months ended June 30, 2007. The decrease in selling, general and administrative expense is primarily due to the following:
a) Employee compensation, bonuses and payroll taxes decreased by approximately $2.1 million to $0.7 million for the three months ended June 30, 2008, as compared to $2.8 million for the three months ended June 30, 2007, due primarily to (1) the departure of senior-level employees, including our former CEO and former President (and savings related to salaries, severance and bonus earned during the three months ended June 30, 2007) and (2) lower stock option compensation expense as a result of the departure of these employees. Also, the fair value of the stock options granted during the current period has been lower as compared to the similar prior year comparable period primarily as a result of the lower average price of our common stock.
b) Marketing expense decreased by approximately $0.4 million to less than $0.1 million for the three months ended June 30, 2008, as compared to $0.4 million for the three months ended June 30, 2007. Agera marketing expenses have decreased during the three months ended June 30, 2008 due primarily to a decrease in marketing and promotional efforts related to selling our Agera line of advanced skin care systems undertaken to offset decreased revenue.
c) Travel expense decreased by approximately $0.2 million to less than $0.1 million for the three months ended June 30, 2008, as compared to $0.3 million for the three months ended June 30, 2007 due to the decrease in the number of our employees, primarily at the executive management level.
d) Other general and administrative operating costs decreased by approximately $0.6 million to $0.9 million for the three months ended June 30, 2008, as compared to $1.5 million for the three months ended June 30, 2007 due primarily to reduced business development expenses and cost savings initiatives within the company.

e) Legal expenses decreased by $0.2 million to $0.4 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. For the three months ended June 30, 2008, we received a $0.4 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.4 million reimbursement, our legal expenses would have been $0.8 million for the three months ended June 30, 2008. For the three months ended June 30, 2007, we received a $0.6 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.6 million reimbursement, our legal expenses would have been approximately $1.0 million for the three months ended June 30, 2007. Our legal expenses fluctuate primarily as a result of the amount and timing of defense costs related to our class action and derivative action matters, as well as a result of the amount and timing of defense cost reimbursements from our insurance carrier. We also incurred $0.1 million in legal costs, during the three months ended June 30, 2008, related to investigating and responding to claims related to the United Kingdom (refer Note 7 — Commitments and Contingencies for a discussion of our various legal matters).
RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $0.1 million for the three months ended June 30, 2008 to $3.3 million, as compared to $3.4 million for the three months ended June 30, 2007. The decrease of $0.1 million is primarily due to reduced salaries with the departure of two senior-level personnel.
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
Research and development costs primarily include personnel and laboratory costs related to our FDA clinical trials (see Clinical Development Programs discussion above) and certain consulting costs. The total inception to date cost of research and development as of June 30, 2008 was $50.1 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our first pivotal Phase III dermal trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended June 30, 2008 and 2007.
LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The United Kingdom operation was closed in March 2007.
The loss from discontinued operations decreased by approximately $0.1 million for the three months ended June 30, 2008 to $0.2 million, as compared to $0.3 million for the three months ended June 30, 2007. The $0.3 million loss from discontinued operations during the three months ended June 30, 2007 primarily consisted of facility expense, legal expense and public relations costs. The $0.2 million loss from discontinued operations for the three months ended June 30, 2008 is primarily due to administrative expenses related to our dormant Swiss legal entity and facility expenses related to our United Kingdom legal entity.
INTEREST INCOME. Interest income decreased approximately $0.2 million to less than $0.1 million for the three months ended June 30, 2008, as compared to $0.2 million for the three months ended June 30, 2007. The decrease in interest income of $0.2 million resulted principally from a decrease in the amount of cash, cash equivalents and restricted cash balances, as compared to the prior year comparable period, as a result of the use of those cash resources to finance our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy, and due to declining interest rates.
INTEREST EXPENSE. Interest expense remained constant at $1.0 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended June 30, 2008 and 2007, respectively.

NET LOSS. Net loss decreased approximately $3.3 million to $6.4 million for the three months ended June 30, 2008, as compared to a net loss of $9.7 million for the three months ended June 30, 2007. This decrease in net loss primarily represents the effects of the decreases in our selling, general and administrative expenses and research and development expenses, as well as our decrease in loss from discontinued operation, as discussed above.
Comparison of the six months ended June 30, 2008 and 2007
REVENUES. Revenue decreased $0.2 million to $0.5 million for the six months ended June 30, 2008, as compared to $0.7 million for the six months ended June 30, 2007. Of Agera’s revenue, 55% and 66% were to one foreign customer during the six months ended June 30, 2008 and June 30, 2007, respectively. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer. Further, we believe the decline in general economic conditions during 2008 have also contributed to the decline in revenue associated with our Agera line of skincare products.
COST OF SALES. Costs of sales remained constant at $0.3 million for the six months ended June 30, 2008 and June 30, 2007. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 65% for the six months ended June 30, 2008 and 48% for the six months ended June 30, 2007. The increase in costs of sales as a percentage of revenue is due to a reserve of less than $0.1 million for excessive and/or obsolete inventory recorded during the three months ended March 31, 2008. Had no reserve been recorded during the three months ended March 31, 2008, Agera cost of sales would have been approximately 53% for the six months ended June 30, 2008. Also cost of sales as a percentage of revenue have increased due to changes in the product mix, as well as decreased overall volumes (which can result in higher per unit costs for components associated with our Agera product line).
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $5.9 million, or 49%, to $6.2 million for the six months ended June 30, 2008, as compared to $12.0 million for the six months ended June 30, 2007. The decrease in selling, general and administrative expense is primarily due to the following:
a) Employee compensation, bonuses and payroll taxes decreased by approximately $4.4 million to $2.8 million for the six months ended June 30, 2008, as compared to $7.2 million for the six months ended June 30, 2007, due primarily to (1) the departure of senior-level employees, including our former CEO and former President (and savings related to salaries, severance and bonus) and (2) lower stock option compensation expense as a result of the departure of these employees. Also, the fair value of the stock options granted during the current period has been lower as compared to the similar prior year comparable period primarily as a result of the lower average price of our common stock.
b) Marketing expense decreased by approximately $0.6 million to less than $0.1 million for the six months ended June 30, 2008, as compared to $0.6 million during the six months ended June 30, 2007 due primarily to a decrease in marketing and promotional efforts related to selling our Agera line of advanced skin care systems undertaken to offset decreased revenue.
c) Travel expense decreased by approximately $0.3 million to $0.2 million for the six months ended June 30, 2008, as compared to $0.5 million for the six months ended June 30, 2007 due to the decrease in the number of our employees, primarily at the executive management level, and decrease in business development activities.
d) Other general and administrative operating costs decreased by approximately $0.7 million to $2.4 million for the six months ended June 30, 2008, as compared to $3.1 million for the six months ended June 30, 2007 due primarily to a decreased in costs related to corporate development and due diligence activities.

e) Legal expenses increased by $0.1 million, to $0.8 million for the six months ended June 30, 2008, as compared to $0.7 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, we received a $0.5 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.5 million reimbursement, our legal expenses would have been $1.3 million for the six months ended June 30, 2008. For the six months ended June 30, 2007, we received a $1.4 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $1.4 million reimbursement, our legal expenses would have been approximately $2.1 million for the six months ended June 30, 2007. Our legal expenses fluctuate primarily as a result of the amount and timing of defense costs related to our class action and derivative action matters, as well as a result of the amount and timing of defense cost reimbursements from our insurance carrier. We also incurred $0.2 million in legal costs, during the six months ended June 30, 2008, related to investigating and responding to claims related to the United Kingdom (refer Note 7 — Commitments and Contingencies for a discussion of our various legal matters).
RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $0.4 million for the six months ended June 30, 2008 to $6.1 million, as compared to $6.5 million for the six months ended June 30, 2007. The decrease of $0.4 million is primarily due to reduced salaries with the departure of two senior-level personnel.
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
Research and development costs primarily include personnel and laboratory costs related to our FDA clinical trials (see Clinical Development Programs discussion above) and certain consulting costs. The total inception to date cost of research and development as of June 30, 2008 was $50.1 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our first pivotal Phase III dermal trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the six months ended June 30, 2008 and 2007.
LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The United Kingdom operation was closed in March 2007.
The loss from discontinued operations increased by approximately $3.1 million for the six months ended June 30, 2008 to $4.5 million, as compared to $1.4 million for the six months ended June 30, 2007. The $4.5 million loss from discontinued operations for the six months ended June 30, 2008 primarily related to the sale of our Swiss campus in March 2008. In connection with this sale, we recorded a loss on sale of $6.3 million, offset by a foreign currency exchange gain of $2.1 million upon the substantial liquidation of the Swiss subsidiary. The foreign exchange gain recorded during the three months ended March 31, 2008 results from removing from the accumulated foreign currency translation adjustment account in stockholders’ equity a credit balance which related to the translation into U.S. dollars of our Swiss franc assets and liabilities. The credit balance which had accumulated, and the resulting gain recorded upon the substantial liquidation of our Swiss franc assets, reflected the increase in the value of the Swiss franc relative to the U.S. dollar over the period that we had operated in Switzerland. Refer to Notes 3 and 5 of Notes to the Consolidated Financial Statements for further discussion regarding the sale of the Swiss campus and results from discontinued operations. Administrative and facility costs related to the United Kingdom and Switzerland comprised the remaining costs of approximately $0.3 million, net.

The $1.4 million loss from discontinued operations during the six months ended June 30, 2007 consisted of $1.1 million of losses incurred during the first quarter 2007, which was the United Kingdom’s last quarter of full operations, and $0.3 million of second quarter 2007 losses, as discussed under “Comparison of the three months ended June 30, 2008 and 2007” above. The $1.1 million loss from discontinued operations during the three months ended March 31, 2007 primarily consisted of the following:
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
INTEREST INCOME. Interest income decreased approximately $0.4 million to $0.1 million for the six months ended June 30, 2008, as compared to $0.5 million for the six months ended June 30, 2007. The decrease in interest income of $0.4 million resulted principally from a decrease in the amount of cash, cash equivalents and restricted cash, as a result of the use of those cash resources to finance our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy, and due to declining interest rates.
INTEREST EXPENSE. Interest expense remained constant at $2.0 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.4 million for the six months ended June 30, 2008 and 2007, respectively.
NET LOSS. Net loss decreased $2.3 million to $18.4 million for the six months ended June 30, 2008, as compared to a net loss of $20.7 million for the six months ended June 30, 2007. This decrease in net loss primarily represents the effects of the decreases in our selling, general and administrative expenses and research and development expenses, offset by our increase in loss from discontinued operation, as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2008 and 2007, respectively, were as follows:

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash flows from operating activities	$(11.7)	$(18.0)
Cash flows from investing activities	6.4	(0.1)
Cash flows from financing activities	—	—
Operating Activities
Cash used in operating activities during the six months ended June 30, 2008 amounted to $11.7 million, as compared to $18.0 million of cash used in operating activities during the six months ended June 30, 2007. The decrease in the cash used in operations of $6.3 million is primarily due to our decrease in net loss, adjusted for noncash items, of $6.2 million. Our net loss, adjusted for noncash items, decreased from $17.6 million during the six months ended June 30, 2007 to $11.4 million during the six months ended June 30, 2008 (refer to Results of Operations-Comparison of the six months ended June 30, 2008 and 2007 discussion above and Cash Flows Related to Discontinued Operations below). This decrease in net loss, adjusted for noncash items, was offset by changes in net operating assets and liabilities, which positively impacted cash flows by $0.1 million. During the six months ended June 30, 2008, our changes in net operating assets and liabilities resulted in a cash outflow of $0.3 million, as compared to a cash outflow of $0.4 million during the six months ended June 30, 2007. For the six months ended June 30, 2008, we financed our operating cash flow needs from our cash on hand at the beginning of the period, which were primarily the result of previously completed debt and equity offerings, as well as from the proceeds of the sale of our Swiss campus in March 2008, discussed further below.

Investing Activities
Cash provided by investing activities during the six months ended June 30, 2008 amounted to approximately $6.4 million as compared to cash used in investing activities of less than $0.1 million during the six months ended June 30, 2007. Investing activities during the six months ended June 30, 2008 related primarily to the sale of our Swiss campus in March 2008 for approximately $6.4 million, net of selling costs.
Cash Flows Related to Discontinued Operations
Cash flows related to discontinued operations, which are included in the table of cash flows above, were as follows:

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash flows from operating activities	$(0.2)	$(2.2)
Cash flows from investing activities	6.4	—
Cash flows from financing activities	—	—
The cash provided by investing activities during the six months ended June 30, 2008 of $6.4 million is discussed above under “Investing Activities.”
Cash flows used in discontinued operations during the six months ended June 30, 2007 was $2.2 million. Our United Kingdom operation was active during the three months ended March 31, 2007, and was shutdown on March 31, 2007. The net loss from our United Kingdom operation during the three months ended March 31, 2007 was $1.1 million. In addition, accrued expenses and deferred revenue decreased by $1.2 million during this shutdown period (cash outflows), primarily related to the payment of severance and refunds to customers. The United Kingdom net loss and the large decrease in United Kingdom accrued expenses and United Kingdom deferred revenue is what primarily generated $2.2 million of cash outflow from discontinued operations for the six months ended June 30, 2007.
Working Capital
General
As of June 30, 2008, we had cash, cash equivalents of $11.3 million and working capital of $8.6 million (including our cash and cash equivalents). We believe our existing capital resources are adequate to finance our operations through approximately December 1, 2008, under our normal operating plan; however, our long-term viability is dependent upon the approval of our products, the successful operation of our business, our ability to improve our manufacturing process, and the ability to raise additional debt and/or equity to meet our business objectives. We estimate that we will require additional cash resources prior to or during the fourth quarter of 2008 based upon our current operating plan and condition. See “—Going Concern” above.
We filed a shelf registration statement on Form S-3 during June 2007, which was declared effective by the Securities and Exchange Commission (“SEC”). In August 2007, we raised $13.8 million, net of offering costs, under this shelf registration via the sale of 6.8 million shares of our common stock to institutional investors. The shelf registration allowed us the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. As of June 30, 2008, we can offer and sell up to an additional $36.2 million of securities pursuant to this shelf registration.
Our ability to complete an offering, including any additional offerings under our shelf registration statement, is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of Isolagen and the offering terms. Our ability to commence an offering may be dependent on our ability to complete the registration process, which is subject to the SEC’s regulatory calendar, as well as our ability to timely respond to any SEC comments. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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
Factors Affecting Our Capital Resources
An adverse result related to our class action matters and/or derivative action matters, or related to our United Kingdom claims (see Note 7 in Notes to Consolidated Financial Statements), could materially, adversely affect our existing working capital, thereby materially impacting the financial position of the Company.
Inflation did not have a significant impact on the Company’s results during the three months ended June 30, 2008.

Off-Balance Sheet Transactions
We do not engage in material off-balance sheet transactions, except for our long-term Exton, Pennsylvania facility operating lease (refer to our previously filed Form 10-K for the year ending December 31, 2007).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates. We are exposed to market risk in the form of foreign exchange rate risk and interest rate risk.
Foreign Exchange Rate Risk
As the result of the sale of our Swiss campus in March 2008, we now have less than $0.2 million of foreign assets and $0.5 million of foreign liabilities on our consolidated balance sheet as of June 30, 2008. As such, we do not believe that we have significant foreign exchange rate risk at June 30, 2008.
Interest Rate Risk
Our 3.5%, $90.0 million convertible subordinated notes, pay interest at a fixed rate and, accordingly, we are not exposed to interest rate risk as a result of this debt. However, the fair value of our $90.0 million convertible subordinated notes does vary based upon, among other factors, the price of our common stock and current interest rates on similar instruments.
We do not enter into derivatives or other financial instruments for trading or speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, and our Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Enrollment of 421 patients in our Phase III nasolabial/wrinkle trials was completed in February 2007. Our Phase III clinical trials include three separate treatment sessions for each subject followed by a 26 week efficacy observation period. Patient dropouts are expected and can occur for a variety of reasons. A subject who drops out of the trial prior to the 26 week post-treatment observation would, under the current protocol, be considered a “failure to respond” in the results of the clinical trial. As fewer patients complete a trial, a higher positive response rate to the therapy must be obtained for the group of remaining treated subjects in order to demonstrate statistically significant benefit compared to placebo. Our Phase III nasolabial/wrinkle trial consists of two studies, 006 and 005. Our 006 study enrolled 218 subjects and 191 completed the study. Our 005 study enrolled 203 subjects and 168 completed the study.
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
In connection with preparations for FDA Investigator Inspections related to our nasolabial fold/wrinkle Phase III studies, we identified protocol deviations related to the timing of visits and other types of deviations. The possibility exists that our special protocol assessment could no longer be binding on the FDA if the FDA considers these deviations, individually or in aggregate, to be significant. Further, future investigator audits may identify deviations unknown at this time. Accordingly, the possibility exists that our Phase III studies may yield statistically significant results, yet may not be acceptable to the FDA under the SPA.
We are not in compliance with the American Stock Exchange’s continued listing standards and, as a result, our common stock may be delisted from the American Stock Exchange.
On March 12, 2008, we received a notice from the American Stock Exchange (AMEX) advising us that we did not meet certain of the continued listing standards as set forth in Part 10 of the AMEX Company Guide. AMEX notified us that we were not in compliance with Sections 1003 (a)(i)-(iii) of the AMEX Company Guide. Specifically, the AMEX staff noted that our stockholder’s equity was less than $2,000,000 and losses from continuing operations and net losses were incurred in two out of our three most recent fiscal years; that our stockholder’s equity was less than $4,000,000 and losses from continuing operations and/or net losses were incurred in three out of our four most recent fiscal years; and that our stockholder’s equity was less than $6,000,000 and losses from continuing operations and/or net losses were incurred in our five most recent fiscal years. However, AMEX will not normally consider suspending dealings in the securities of a company which is below any of the above standards if the company (a) has a market capitalization of at least $50,000,000, and (b) has at least 1,100,000 shares publicly held, with a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. We do not currently meet these market capitalization amounts.
We submitted a plan to AMEX on April 14, 2008 that outlined our strategy to bring ourself back into compliance by September 14, 2009. The plan was not accepted by AMEX, and as such, we are subject to delisting procedures as set forth in Section 1010 and Part 12 of the Amex Company Guide. Under AMEX rules, we have the right to appeal any determination by AMEX to initiate delisting proceedings. We have appealed the determination and we will present our appeal to AMEX at a hearing scheduled for August 19, 2008. There can be no assurance that our request for continued listing will be granted after such hearing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 12, 2008, we held our 2008 Annual Meeting of Stockholders at our offices in Exton, Pennsylvania. Mr. Declan Daly and Mr. Henry Toh were elected as directors by our stockholders at the meeting to serve until the 2011 annual meeting of stockholders or until their respective successors have been duly elected and qualified. Our stockholders ratified the appointment of BDO Seidman, LLP as our auditors for the year ending December 31, 2008.
The results of the vote were as follows:
1. To elect two directors to hold office until our 2011 annual meeting of stockholders, or until his successor is duly elected and qualified.

Shares voted FOR/WITHHELD Mr. Declan Daly:	28,606,776 / 3,049,394

Shares voted FOR/WITHHELD: Mr. Henry Toh	23,276,077 / 8,380,093
2. To ratify the appointment of BDO Seidman, LLP as our auditors for the year ending December 31, 2008.

Shares voted FOR/AGAINST/ABSTAINING:	31,405,826 / 201,369 / 48,974
In addition, to Messrs. Daly and Toh, the following persons continued as directors after the meeting: Nicholas L. Teti, Jr., Steven Morrell, Marshall Webb, Terry Vandewarker and Kenneth Selzer.
ITEM 6. EXHIBITS

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

ISOLAGEN, INC.
Date: July 29, 2008	By:	/s/ Todd J. Greenspan
Todd J. Greenspan, Chief Financial Officer
(Principal Financial Officer)