Form 10-Q
period 2008-09-30
ISOLAGEN INC
filed 2008-11-06
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 3, 2008, issuer had 41,639,492 shares of issued and 37,639,492 shares outstanding common stock, par value $0.001.

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2008 (unaudited) and December 31, 2007 (unaudited)	1

Consolidated Statements of Operations Three months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	2

Consolidated Statements of Operations Nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited) and from the inception to September 30, 2008 (unaudited)	3

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss From inception to September 30, 2008 (unaudited)	4

Consolidated Statements of Cash Flows Nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited) and cumulative period from inception to September 30, 2008 (unaudited)	14

Notes to Unaudited Consolidated Financial Statements	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

Part II. Other Information

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 5. Other Information	57

Item 6. Exhibits	58

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Isolagen, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$6,976,928	$16,590,720
Restricted cash	—	451,382
Accounts receivable, net	326,012	319,674
Inventory, net	508,157	669,119
Other receivables	—	29,250
Prepaid expenses	383,881	701,214
Current assets of discontinued operations, net	29,999	14,515

Total current assets	8,224,977	18,775,874

Property and equipment, net of accumulated depreciation and amortization of $3,716,560 and $2,921,651, respectively	2,603,989	3,395,723
Intangibles, net of amortization of $972,520 and $718,762 , respectively	4,345,780	4,599,538
Other assets, net of amortization of $2,934,518 and $2,372,589, respectively	958,539	1,424,456
Assets of discontinued operations held for sale (see Note 3)	—	11,202,725
Other long-term assets of discontinued operations	—	92,874

Total assets	$16,133,285	$39,491,190

Liabilities, Minority Interests and Shareholders’ Deficit
Current liabilities:
Accounts payable	$269,827	$403,815
Accrued expenses	3,212,769	4,348,256
Current liabilities of discontinued operations	263,027	217,822

Total current liabilities	3,745,623	4,969,893
Long term debt	90,000,000	90,000,000
Other long term liabilities of continuing operations	1,200,039	1,206,721
Long term liabilities of discontinued operations	—	107,511

Total liabilities	94,945,662	96,284,125

Commitments and contingencies (see Note 7)
Minority interests	1,784,185	1,858,026

Shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Series C junior participating preferred stock, $.001 par value; 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	41,639	41,640
Additional paid-in capital	131,261,750	129,208,631
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated other comprehensive income	—	718,926
Accumulated deficit during development stage	(185,925,951)	(162,646,158)

Total shareholders’ deficit	(80,596,562)	(58,650,961)

Total liabilities, minority interests and shareholders’ deficit	$16,133,285	$39,491,190

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Revenue
Product sales	$300,173	$331,115
License fees	—	—

Total revenue	300,173	331,115
Cost of sales	143,611	158,096

Gross profit	156,562	173,019

Selling, general and administrative expenses	1,837,143	4,010,119
Research and development	2,282,218	3,093,187

Operating loss	(3,962,799)	(6,930,287)
Other income (expense)
Interest income	31,824	193,370
Interest expense	(974,810)	(974,810)
Minority interest	13,346	41,365

Loss from continuing operations	(4,892,439)	(7,670,362)
Loss from discontinued operations, net of tax (see Notes 3 and 5)	(24,027)	(128,111)

Net loss	$(4,916,466)	$(7,798,473)

Per share information:
Loss from continuing operations—basic and diluted	$(0.13)	$(0.23)
Loss from discontinued operations—basic and diluted	—	—

Net loss per common share—basic and diluted	$(0.13)	$(0.23)

Weighted average number of basic and diluted common shares outstanding	37,639,492	33,893,072

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
	Nine Months Ended		inception) to
	September 30,		September 30,
	2008	2007	2008
Revenue
Product sales	$789,847	$991,452	$3,965,336
License fees	—	—	260,000

Total revenue	789,847	991,452	4,225,336
Cost of sales	462,373	474,556	1,715,058

Gross profit	327,474	516,896	2,510,278

Selling, general and administrative expenses	7,993,543	16,053,949	74,139,628
Research and development	8,427,429	9,554,290	52,416,463

Operating loss	(16,093,498)	(25,091,343)	(124,045,813)
Other income (expense)
Interest income	165,342	727,052	6,973,119
Other income	—	65,138	322,581
Interest expense	(2,924,429)	(2,924,429)	(15,583,270)
Minority interest	73,841	282,846	398,320

Loss from continuing operations before income taxes	(18,778,744)	(26,940,736)	(131,935,063)
Income tax benefit	—	—	190,754

Loss from continuing operations	(18,778,744)	(26,940,736)	(131,744,309)
Loss from discontinued operations, net of tax (see Notes 3 and 5)	(4,501,049)	(1,539,989)	(41,167,957)

Net loss	(23,279,793)	(28,480,725)	(172,912,266)
Deemed dividend associated with beneficial conversion	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)

Net loss attributable to common shareholders	$(23,279,793)	$(28,480,725)	$(185,925,951)

Per share information:
Loss from continuing operations—basic and diluted	$(0.50)	$(0.85)	$(8.13)
Loss from discontinued operations—basic and diluted	(0.12)	(0.05)	(2.54)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.70)
Preferred stock dividends	—	—	(0.10)

Net loss per common share—basic and diluted	$(0.62)	$(0.90)	$(11.47)

Weighted average number of basic and diluted common shares outstanding	37,639,492	31,561,344	16,212,522

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss
(Unaudited)

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity	—	—	—	—	—	—	—	—	—	133,851	—	133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	96,177

Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	4,210
Cancellation of unvested restricted stock - 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	16,500

Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	25,627
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	156,900
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	34,772
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(35,821,406)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(35,164,224)

Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$(41,623,582)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	23,100

Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	39,981
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	3,166
Compensation expense on option awards issued to employee and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	88

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(35,573,114)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(34,726,726)

Balance 12/31/07	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$(58,650,961)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	1,262,815

Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	(1)
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	62,697
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	193,754
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	166,687
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	171,012

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(23,279,793)	(23,279,793)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,107,509)	—	(2,107,509)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,388,583	—	1,388,583

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(23,998,719)

Balance 09/30/08	—	$—	—	$—	41,639,492	$41,639	$131,261,750	4,000,000	$(25,974,000)	$—	$(185,925,951)	$(80,596,562)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
	Nine Months Ended		inception) to
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(23,279,793)	$(28,480,725)	$(172,912,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Expense related to equity awards	2,053,119	2,647,694	9,946,068
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	1,063,728	1,127,949	8,778,855
Provision for doubtful accounts	3,165	11,732	333,283
Provision for excessive and/or obsolete inventory	59,972	—	59,972
Amortization of debt issue costs	561,929	561,929	2,934,520
Amortization of debt discounts on investments	—	—	(508,983)
Loss on disposal or impairment of property and equipment	6,326,621	20,803	10,935,723
Foreign exchange gain on substantial liquidation of foreign entity	(2,107,509)	—	(2,241,360)
Minority interest	(73,841)	(282,846)	(398,320)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease in restricted cash	451,383	763,152	—
Increase in accounts receivable	(9,503)	(94,111)	(166,298)
Decrease in other receivables	45,868	291,914	194,344
Decrease (increase) in inventory	100,989	(425,457)	(495,366)
Decrease (increase) in prepaid expenses	331,509	773,182	(326,709)
Decrease (increase) in other assets	(7,807)	99,551	132,697
Increase (decrease) in accounts payable	(152,104)	(563,465)	142,157
Increase (decrease) in accrued expenses and other liabilities	(1,282,061)	887,472	3,035,847
Increase (decrease) in deferred revenue	8,590	(317,008)	(41,506)

Net cash used in operating activities	(15,905,745)	(22,978,234)	(139,841,786)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	(6,679)	—	(2,016,520)
Purchase of property and equipment	(33,337)	(126,460)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	6,444,386	925	6,542,434
Purchase of investments	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	153,507,000

Net cash provided by (used in) investing activities	6,404,370	(125,535)	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	—	14,672,737	93,753,857
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)

Net cash provided by financing activities	—	14,672,737	167,326,996

Effect of exchange rate changes on cash balances	(112,417)	(751)	(27,713)

Net increase (decrease) in cash and cash equivalents	(9,613,792)	(8,431,783)	6,976,928
Cash and cash equivalents, beginning of period	16,590,720	31,783,545	—

Cash and cash equivalents, end of period	$6,976,928	$23,351,762	$6,976,928

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,575,000	$1,575,000	$11,140,283

Non-cash investing and financing activities:

Deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$11,423,824

Preferred stock dividend	—	—	1,589,861

Uncompensated contribution of services	—	—	755,556

Common stock issued for intangible assets	—	—	540,000

Equipment acquired through capital lease	—	—	167,154

Increase in receivable in connection with sale of Swiss property	28,128	—	28,128

Increase in accrued expenses related to sale of Swiss property	$4,666	$—	$4,666

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
The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 07, 2008.
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
In October 2006, the Company reached an agreement with the FDA on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds. The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Pursuant to this assessment process, the FDA has agreed that the Company’s study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is acceptable to the FDA to form the basis of an efficacy claim for a marketing application. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. The Company completed enrollment of the study and commenced injection of subjects in early 2007. All injections were completed in January 2008 and results from this trial were publically announced in August 2008.
In March 2004, the Company announced positive results of a first Phase III exploratory clinical trial for the Company’s lead facial aesthetics product candidate, and in July 2004 the Company commenced a 200 patient Phase III study of Isolagen Therapy for facial wrinkles consisting of two identical, simultaneous trials. The study was concluded during the second half of 2005. In August 2005, the Company announced that results of this study failed to meet co-primary endpoints. Based on the results of this study, the Company commenced preparations for our second Phase III pivotal study discussed in the preceding paragraph.
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

Through September 30, 2008, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2009. The Company expects to finance its operations primarily through its existing cash and any future financing. However, as described in Note 2, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to operate profitably is largely contingent upon its success in obtaining financing, obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. The Company will require additional capital prior to approximately January 15, 2009 to continue its operations (see Note 2). There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. In addition, even if the Company were to obtain the capital it requires, no assurance can be given that the Company will be able to obtain necessary regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods in the future.
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
The consolidated financial statements included herein as of September 30, 2008, and for each of the three and nine months ended September 30, 2008 and 2007, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the SEC. The consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods discussed above. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results which will be realized for the year ending December 31, 2008.
Unless the context requires otherwise, the “Company” refers to Isolagen, Inc. and all of its consolidated subsidiaries, “Isolagen” refers to Isolagen, Isolagen Technologies, Isolagen Europe, Isolagen Australia and Isolagen Switzerland, and “Agera” refers to Agera Laboratories, Inc.

Note 2—Going Concern
At September 30, 2008, the Company had cash and cash equivalents of $7.0 million and working capital of $4.5 million (including cash and cash equivalents). The Company believes that its existing capital resources are adequate to finance its operations through approximately January 15, 2009, under the Company’s normal operating conditions. As such, the Company estimates that it will require additional cash resources prior to approximately January 15, 2009 based upon its current operating plan and condition.
Through September 30, 2008, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2009. The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern.
The Company will require additional capital to continue its operations past approximately January 15, 2009. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. Further, if the Company does not obtain additional funding, or does not anticipate additional funding, prior to approximately January 15, 2009, it may enter into bankruptcy and possibly cease operations.
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
The Company’s ability to complete additional offerings, including any additional offerings under its shelf registration statement, is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its clinical trials, and in particular, the status of its Phase III clinical trial for the treatment of nasolabial folds, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern, and the Company’s ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital prior to approximately January 15, 2009. If the Company is unable to obtain additional sufficient funds, the Company will be required to terminate or delay its efforts to obtain regulatory approval of one, more than one, or all of its product candidates, curtail or delay the implementation of manufacturing process improvements and/or delay the expansion of its sales and marketing capabilities. Any of these actions would have an adverse effect on the Company’s operations, the realization of its assets and the timely satisfaction of its liabilities. Further, if the Company does not obtain additional funding, or does not anticipate additional funding, prior to approximately January 15, 2009, it may enter into bankruptcy and possibly cease operations. The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.

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
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in shareholders’ deficit. Gains and losses resulting from foreign currency transactions are included in earnings and, other than discussed below, have not been material in any one period. Balances of related after-tax components comprising accumulated other comprehensive income included in shareholders’ deficit at December 31, 2007 related solely to foreign currency translation adjustments.
Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity is removed from the separate component of equity and is reported as gain or loss for the period during which the sale or liquidation occurs. During March 2008, the Company substantially liquidated the assets of the Company’s Swiss entity (in connection with the sale of the Company’s Swiss campus; see Assets of Discontinued Operations Held for Sale below). As such, the amount of the accumulated foreign currency translation adjustment account in stockholders’ deficit which related to the Company’s Swiss franc assets and liabilities was removed from equity by recording income of $2.1 million, which is included in loss from discontinued operations in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2008.
Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have maturities of three months or less) to be cash equivalents. The Company had restricted cash of $0.0 million and $0.5 million at September 30, 2008 and December 31, 2007, respectively, reserved for the payment of the original non-cancelable portion of the Exton, Pennsylvania facility lease.
Concentration of Credit Risk
The Company maintains its cash primarily with major U.S. domestic banks. The amounts held in these banks generally significantly exceed insured limits. The terms of these deposits are on demand to minimize risk. The Company has historically not incurred bank default losses related to these deposits. Cash equivalents are maintained with one domestic financial institution. The Company invests its cash equivalents primarily in government securities.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances that are determined to be uncollectible. As discussed in Note 9, one foreign customer represents greater than 90% of the accounts receivable balance at September 30, 2008 and December 31, 2007. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance in the future, especially given the Company’s significant concentration of accounts receivable with one large foreign customer.

Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. During the three months ended March 31, 2008 and nine months ended September 30, 2008, the Company recorded a charge for excessive and/or obsolete inventory of $60,000, and as such, the inventory balance within the accompanying consolidated balance sheet at September 30, 2008 is presented net of the approximate $60,000 inventory reserve. At September 30, 2008, Agera’s inventory, net of reserves, consisted of $0.2 million of raw materials and $0.3 million of finished goods. At December 31, 2007, Agera’s inventory consisted of $0.1 million of raw materials and $0.6 million of finished goods.
Assets of Discontinued Operations Held for Sale
In April 2005, the Company acquired land and a two-building, 100,000 square foot campus (the “Swiss campus”) in Bevaix, Canton of Neuchâtel, Switzerland. In March 2008, the Company sold its Swiss campus to a third party for approximately $6.4 million, net of transaction costs. The net book value of the Swiss campus on the date of sale was approximately $12.7 million (or $10.6 million, net of the related cumulative foreign currency translation gain of approximately $2.1 million, as discussed in Foreign Currency Translation above). In connection with this sale of the Swiss campus, the Company recorded a net loss of $4.2 million which is reflected in loss from discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2008 (refer to Note 5 for further detail related to the net loss on the sale of the Swiss campus). As of September 30, 2008, $6.4 million of the net sale proceeds had been paid to the Company, and less than $0.1 million was recorded as a receivable within currents assets of discontinued operations in the accompanying consolidated balance sheet.
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

	September 30,	December 31,
	2008	2007
Proprietary formulations	$3,101,100	$3,101,100
Trademarks	1,511,400	1,511,400
Other intangibles	705,800	705,800

	5,318,300	5,318,300
Less: Accumulated amortization	(972,520)	(718,762)

Intangible assets, net	$4,345,780	$4,599,538

Debt Issue Costs
The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in other assets and are being amortized to expense using the effective interest method over five years, through November 2009 (the first put date of the $90 million of convertible subordinated debt). Debt issuance costs, net of amortization, were approximately $0.8 million at September 30, 2008 and approximately $1.4 million at December 31, 2007 and were included in other assets, net, in the accompanying consolidated balance sheets.
Treasury Stock
The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.
Revenue recognition
The Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectability is reasonably assured.
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
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of September 30, 2008 and December 31, 2007, the Company had no accrued interest related to uncertain tax positions.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At September 30, 2008 and December 31, 2007, the Company had $62.4 million and $54.8 million, respectively, of unrecognized tax benefits; the large majority of which relates to loss carryforwards for which the Company has provided a full valuation allowance. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
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
At September 30, 2008, options and warrants to purchase 8,788,412 shares of common stock at exercise prices ranging from $0.41 to $9.81 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9,828,009 shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.
At September 30, 2007, options and warrants to purchase 8,805,579 shares of common stock at exercise prices ranging from $1.50 to $9.81 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9,828,009 shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.
Fair Value of Financial Instruments
The Company’s financial instruments consist of accounts receivable, marketable debt securities, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s convertible subordinated debentures were quoted at approximately 32% and 74% of par value at September 30, 2008 and December 31, 2007, respectively. Accordingly, the fair value of the Company’s convertible subordinated debentures was approximately $28.8 million and $66.6 million at September 30, 2008 and December 31, 2007, respectively. The Company’s convertible subordinated debentures are publicly traded. The fair value of the convertible subordinated debentures are estimated based on primary factors such as (1) the most recent trade prices of the convertible subordinated debentures on or near the respective reporting period end and/or (2) the bid and ask prices of the convertible subordinated debentures at the end of the reporting period. Historically, these factors have fluctuated significantly, and these factors are expected to fluctuate in future periods. Accordingly, the fair value of the convertible subordinated debentures has historically fluctuated significantly and is expected to fluctuate in future periods.
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
The Company paid $2.7 million in cash to acquire the 57% interest in Agera and in connection with the acquisition contributed $0.3 million to the working capital of Agera. Included in the purchase price was an option to acquire an additional 8% of Agera’s outstanding common shares for an exercise price of $0.5 million in cash. This option expired unexercised in February 2007. In addition, the acquisition agreement includes future contingent payments up to a maximum of $8.0 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due the selling shareholder in future periods. As of September 30, 2008, less than $0.1 million has been paid with respect to the additional purchase price and less than $0.1 million was due.
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

Note 5— Discontinued Operations and Exit Costs
As part of the Company’s continuing efforts to evaluate the best uses of its resources, in the fourth quarter of 2006 the Company’s Board of Directors approved the closing of the Company’s United Kingdom operation. On March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility. The United Kingdom operation was located in London, England with two locations; a manufacturing site and an administrative site. Both sites were under operating leases. The manufacturing site lease originally expired during February 2010, and during the three months ended September 30, 2008, the Company entered into a settlement and release agreement with the landlord. The settlement and release agreement released the Company from any and all obligations under the lease contract in exchange for a payment of less than $0.1 million, which was paid during the three months ended September 30, 2008. In addition, the Company agreed to release its claim on the related lease deposit, which was less than $0.1 million. The administrative site lease expired in April 2007. The Company believes that substantially all costs related to the closure of the United Kingdom operation have been incurred by September 30, 2008, excluding any potential claims or contingencies unknown or which cannot be estimated at this time (see Note 7).
As a result of the closure of the Company’s United Kingdom operation, the operations that the Company previously conducted in Switzerland and Australia, which when closed had been absorbed into the United Kingdom operation, were also classified as discontinued operations as of March 31, 2007. The Company recorded a fixed asset impairment charge related to its United Kingdom operation of $1.4 million during 2006, which is included in loss from discontinued operations in the consolidated statement of operations for the cumulative period from December 28, 1995 (date of inception) to September 30, 2008. During March 2008, the Company sold its buildings located in Switzerland (see Note 3). All assets, liabilities and results of operations of the United Kingdom, Switzerland and Australian operations are reflected as discontinued operations in the accompanying consolidated financial statements. All prior period information has been restated to reflect the presentation of discontinued operations.
The following sets forth the components of assets and liabilities of discontinued operations as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(in millions)	2008	2007
Receivable due on sale of Swiss campus and other, net	$—	$—

Total current assets	—	—
Assets held for sale	—	11.2
Long term assets	—	0.1

Total assets	$—	$11.3

Accounts payable	$—	$—
Accrued expenses and other current liabilities	0.3	0.2

Total current liabilities	0.3	0.2
Long term liabilities	—	0.1

Total liabilities	$0.3	$0.3

The following sets forth the results of operations of discontinued operations for the three months ended September 30, 2008, and September 30, 2007:

	September 30,	September 30,
(in millions)	2008	2007
Net revenue	$—	$—

Gross loss	—	—
Loss on sale of Swiss campus, gross of foreign currency gain	—	—
Operating loss	—	(0.2)
Foreign exchange gain on substantial liquidation of foreign entity	—	—
Other income	—	0.1

Loss from discontinued operations	$—	$(0.1)

The following sets forth the results of operations of discontinued operations for the nine months ended September 30, 2008, and September 30, 2007:

	September 30,	September 30,
(in millions)	2008	2007
Net revenue	$—	$0.2

Gross loss	—	(0.3)
Loss on sale of Swiss campus, gross of foreign currency gain	(6.3)	—
Operating loss	(6.7)	(1.7)
Foreign exchange gain on substantial liquidation of foreign entity	2.1	—
Other income	0.1	0.2

Loss from discontinued operations	$(4.5)	$(1.5)

The foreign exchange gain recorded during the nine months ended September 30, 2008 results primarily from removing from the accumulated foreign currency translation adjustment account in stockholders’ deficit a credit balance which related to the translation into U.S. dollars of the Company’s Swiss franc assets and liabilities. The credit balance which had accumulated, and the resulting gain recorded upon the substantial liquidation of the Company’s Swiss franc assets, reflected the increase in the value of the Swiss franc relative to the U.S. dollar over the period that the Company operated in Switzerland.
The following sets forth information about the major components of the United Kingdom operation exit costs incurred through March 31, 2007. No such costs for employee severance or fixed asset impairments were incurred subsequent to March 31, 2007:

	Costs Incurred for the
	Three Months Ended	Cumulative Costs
	March 31, 2007	Incurred to Date
Employee severance	$183,222	$467,318
Fixed asset impairment	—	1,445,647

Total	$183,222	$1,912,965

The following sets forth information about the changes in the UK accrued exit costs for the three months ended March 31, 2007:

	Accrued Liability	Costs Charged	Costs Paid	Accrued Liability
	January 1, 2007	to Expense	or Settled	March 31, 2007
Employee severance	$284,096	$183,222	$467,318	$—

Total	$284,096	$183,222	$467,318	$—

Note 6—Accrued Expenses
Accrued expenses are comprised of the following:

	September 30,	December 31,
	2008	2007
Accrued professional fees	$1,087,600	$2,243,319
Accrued compensation	448,431	840,641
Accrued severance	—	379,402
Accrued interest	1,312,500	525,000
Accrued other	364,238	359,894

Accrued expenses	$3,212,769	$4,348,256

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
On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005. The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors. The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities. The complaint also purports to assert claims against the underwriters of an April 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes. On November 1, 2006, the defendants moved to dismiss the complaint. On September 26, 2007, the court denied the Company’s motions to dismiss the complaint. On November 6, 2007, the court entered a scheduling order that provides for discovery to be complete by June 8, 2009. On February 4, 2008, Lead Plaintiffs moved for class certification. On February 15, 2008, Lead Plaintiffs dismissed without prejudice their claims against certain of the underwriters named as defendants in the Federal Securities Class Action, but maintained claims against CIBC World Markets Corp. and UBS Securities LLC (the “Underwriters”).
On April 1, 2008, the court entered an order staying the schedule set forth in its November 6, 2007 order for a period of 90 days and directing the parties (together with the parties in the Beattie action, described under “Derivative Actions,” below) to participate in mediation before a private mediator. The mediation occurred on June 2, 2008 and June 5, 2008, at which the parties reached an agreement in principle to settle the Federal Securities Litigation. On October 23, 2008, the parties executed a definitive settlement agreement. Effectiveness of the settlement is subject to, among other conditions, court approval, and compliance by the Company’s directors and officers liability insurance carrier with its agreement to fund the proposed settlement. The proposed settlement will be funded entirely from the proceeds of the Company’s directors and officers liability insurance, and as such, no accrual has been recorded in the accompanying consolidated balance sheets at September 30, 2008 in connection with the proposed settlement. Also, under the terms of the proposed settlement, the Company is to receive a payment of $0.5 million in settlement of any and all past and future legal defense costs incurred by the Company. The $0.5 million payment is subject to, among other conditions, execution of definitive settlement documentation, court approval, and compliance by the Company’s directors and officers liability insurance carrier with its agreement to fund the proposed settlement. The $0.5 million payment will not be recorded by the Company until received.

Derivative Actions
The Company is the nominal defendant in derivative actions (the “Derivative Actions”) pending in State District Court in Harris County, Texas, the United States District Court for the Eastern District of Pennsylvania, and the Court of Common Pleas of Chester County, Pennsylvania.
On September 28, 2005, Carmine Vitale filed an action styled, Case No. 2005-61840, Carmine Vitale v. Frank DeLape, et al. in the 55th Judicial District Court of Harris County, Texas, and in February 2006, Mr. Vitale filed an amended petition. In this action, the plaintiff purports to bring a shareholder derivative action on behalf of the Company against certain of the Company’s current and former officers and directors. The Plaintiff alleges that the individual defendants breached their fiduciary duties to the Company and engaged in other wrongful conduct. Jeffrey Tomz, who formerly served as Isolagen’s Chief Financial Officer, was accused of engaging in insider trading of Isolagen stock through a proxy. The plaintiff did not make a demand on the Board of Isolagen prior to bringing the action and plaintiff alleges that a demand was excused under the law as futile.
On December 2, 2005, the Company filed its answer and special exceptions pursuant to Rule 91 of the Texas Rules of Civil Procedure based on pleading defects inherent in the Vitale petition. The plaintiff filed an amended petition on February 15, 2006, to which the defendants renewed their special exceptions. On September 6, 2006, the Court granted the special exceptions and permitted the plaintiff thirty days to attempt to replead. Thereafter, the plaintiff moved the Court for an order compelling discovery, which the Court denied on October 2, 2006. On October 18, 2006, the Court entered an order explaining its grounds for granting the special exceptions. On November 3, 2006, the plaintiff filed a second amended petition. On February 8, 2007, the Company filed its answer and special exceptions to the second amended petition. On August 9, 2007, the Court granted the special exceptions and dismissed the second amended petition with prejudice. On September 4, 2007, the plaintiff moved for reconsideration of the dismissal with prejudice of the second amended petition, for a new trial, and for leave to further amend the petition, and the defendants opposed that motion on September 20, 2007. On October 23, 2007, that motion was deemed denied by operation of law because the court had not acted on it by that date.
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
The mediation occurred on June 2, 2008 and June 5, 2008, at which the parties reached an agreement in principle to settle the Keene and Beattie Derivative Actions, subject to, among other conditions, execution of definitive settlement documentation, court approval, and compliance by the Company’s directors and officers liability insurance carrier with its agreement to fund the proposed settlement of the Federal Securities Litigation. The proposed settlement of the Keene and Beattie Derivative Actions provides for the Company to make certain payments of attorneys’ fees and expenses to counsel for Keene and Beattie. Those payments will be funded entirely from proceeds of the Company’s directors and officers liability insurance, and as such, no accrual has been recorded in the accompanying consolidated balance sheets at September 30, 2008 in connection with the proposed settlement.
Indemnity Demands
Mr. Jeffrey Tomz
After the above referenced litigations were commenced, Mr. Jeffrey Tomz, who formerly served as Isolagen’s Chief Financial Officer, demanded reimbursement of his costs of defense, and reimbursement for the costs of responding to a Securities and Exchange Commission investigation of his alleged insider trading in Isolagen stock. It is understood that Mr. Tomz’s defense costs to date amount to in excess of approximately $0.3 million.
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
The Company has accrued less than $0.1 million in the accompanying Consolidated Financial Statements as of September 30, 2008 with respect to Mr. Tomz’s existing defense costs in dispute.
Underwriters
The Underwriters have each demanded that the Company indemnify, hold harmless and defend them with respect to the claims asserted in the putative securities actions. The total amount demanded to date is approximately $0.8 million. The Underwriters demands for indemnification were a subject of the ongoing mediation efforts described under “Federal Securities Litigation” above, and as part of the proposed settlement of the Federal Securities Litigation the Underwriters agreed to release their claims for indemnification. Accordingly, no accrual has been recorded in the accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007 in connection with the Underwriters original demand of approximately $0.8 million.

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

During the three months ended March 31, 2007, the Company recorded termination costs aggregating $2.6 million to reflect the March 16, 2007 understanding between the parties, which were included in selling, general, and administrative expenses. As a result of the June 2007 Settlement Agreement, during the three months ended June 30, 2007 the Company recorded an additional $2.0 million of termination costs, which are also included in selling, general, and administrative expenses. No such expenses were incurred subsequent to June 30, 2007. Accordingly, for the three months ended March 31, 2007, three months ended June 30, 2007 and for the nine months ended September 30, 2007, the Company recorded total termination costs of approximately $4.6 million, as follows:

	Three months ended	Three months ended	Nine months ended
(in millions)	March 31, 2007	June 30, 2007	September 30, 2007
Salary and severance	$1.2	$1.6	$2.8
Consulting fee	0.3	(0.1)	0.2
Legal fee reimbursement to Ms. Ciallella	—	0.2	0.2
Company legal fees	—	0.3	0.3
Stock option modifications (see Note 8)	1.1	—	1.1

	$2.6	$2.0	$4.6

Of the $0.3 million of Company legal fees above, approximately $133,000 related to the Board of Directors’ Special Committee legal counsel retained in connection with the Ciallella matter and was paid directly by the Company. Less than $10,000 related to the legal fees of one the Company’s Board members in connection with the Ciallella matter was paid directly by the Company. Also, less than $10,000 related to the legal fees of the Company’s Chief Executive Officer in connection with the Ciallella matter was paid directly by the Company. The Company is pursuing reimbursement of the amounts paid in excess of Ms. Ciallella’s contractual severance, plus defense costs, from its insurance carriers. There can be, however, no assurance that there will be a recovery or if there is, of the amount thereof. As of September 30, 2008, all amounts due to Ms. Ciallella have been paid.
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

During the year ended December 31, 2006, payments to patients and retreatments reduced the accrual by $0.6 million. During the three months ended March 31, 2007 and June 30, 2007, payments and retreatments to patients reduced the accrual by approximately $0.1 million and $0.0 million, respectively. As of September 30, 2008, the accrual, which is included in current liabilities of discontinued operations in the consolidated balance sheet, was $0.1 million. The estimates related to this liability may change in future periods and the effects of any changes will be accounted for in the period in which the estimate changes.
United Kingdom Claims
Subsequent to the Company’s public announcement regarding the closure of the United Kingdom operation, the Company received negative publicity and negative correspondence from former patients in the United Kingdom that previously received the Company’s treatment. More recently, the Company received a written demand by an attorney representing approximately 123 former patients, as of September 30, 2008, each claiming negligent misstatements were made and each claiming, on average, £3,500 (or approximately $7,000), plus unquantified interest and incidental expenses. The Company has responded to the written demand and is in the process of evaluating the merits of the claims. To date, no formal legal action has been brought by the attorney against the Company, and no provision has been recorded in the consolidated financial statements related to this matter.
Other Litigation
The Company is involved in various other legal matters or potential legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other matters, management currently believes that the results will not have a material impact on the Company’s financial statements.
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
The Company submitted a plan to AMEX on April 14, 2008 that outlined the Company’s strategy to bring itself back into compliance by September 14, 2009. The plan was not accepted by AMEX, and as such, the Company was subject to delisting procedures as set forth in Section 1010 and Part 12 of the Amex Company Guide. Under AMEX rules, the Company had the right to appeal any determination by AMEX to initiate delisting proceedings. The Company appealed the determination and a hearing was scheduled for August 19, 2008. However, on August 14, 2008, the Company received notice from AMEX advising the Company that its previously submitted plan of compliance demonstrated a reasonable course of action by the Company to regain compliance with AMEX’s continued listing standards, and that the delisting hearing previously scheduled for August 19, 2008 had been cancelled. AMEX indicated that its decision was based upon the information disclosed in the Company’s August 5, 2008 press release regarding results from the Company’s two pivotal, Phase III clinical studies.
Note 8—Equity-based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amended SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures. Further, compensation expense is recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $0.2 million and $0.5 million of compensation expense, net of tax, during the three months ended September 30, 2008 and September 30, 2007, respectively, for stock option awards to employees and directors based on the estimated fair values, at the grant dates, of the awards. The Company recorded $0.5 million and $1.4 million of compensation expense, net of tax, during the nine months ended September 30, 2008 and September 30, 2007, respectively, for stock option awards to employees and directors based on the estimated fair values, at the grant dates, of the awards. In addition, refer to Equity Instruments Issued for Services for discussion of additional stock option expense incurred by the Company in accordance with EITF 96-18.
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
The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.92 and $1.91 for the nine months ended September 30, 2008 and 2007, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2008	2007
Expected life (years)	5.8 years	4.0 years
Interest rate	2.9%	4.9%
Dividend yield	—	—
Volatility	92%	76%
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

There were no stock options exercised during the three and nine months ended September 30, 2008. There were 1,666 and 16,666 stock options exercised during the three and nine months ended September 30, 2007, respectively, resulting in cash proceeds to the Company of $3,165 and $26,265, respectively. The options exercised had an intrinsic value of $1,233 and $17,133 for the three and nine months ended September 30, 2007, respectively. The following table summarizes option activity for the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2008	7,723,999	$3.45
Nine months ended September 30, 2008:
Granted	1,132,000	1.27
Exercised	—	—
Forfeited	(235,833)	3.74

Outstanding at September 30, 2008	8,620,166	$3.16	$5.43	$136,055

Options exercisable at September 30, 2008	6,127,661	$3.71	$4.84	$15,600

The following table summarizes non-vested stock option activity for the nine months ended September 30, 2008:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at January 1, 2008	2,546,838	$1.43
Granted	1,132,000	0.92
Vested	(998,833)	1.25
Forfeited	(187,500)	2.04

Non-vested at September 30, 2008	2,492,505	$1.23

The total fair value of shares vested during the nine months ended September 30, 2008 and September 30, 2007 was $1.3 million and $1.6 million, respectively. As of September 30, 2008 and December 31, 2007, there was $0.9 million and $1.8 million of total unrecognized compensation cost, respectively, related to non-vested director and employee stock options which vest over time (excluding stock options measured pursuant to EITF 96-18, see Modification of Stock Options further below). That cost is expected to be recognized over a weighted-average period of 2.1 years. As of September 30, 2008 and December 31, 2007, there was $0.3 million and $0.8 million, respectively, of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.
2001 Stock Option and Stock Appreciation Rights Plan
Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of September 30, 2008, there were 2,923,500 options outstanding under the Stock Plan and 1,450,834 options were available to be issued under the Stock Plan.
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
During the three months ended June 30, 2008, the Company issued to its six independent Board of Director members, under the 2001 Stock Plan, a total of 180,000 options to purchase its common stock with an exercise price of $0.62 per share and a ten year maximum contractual life. The options vested one-fourth upon grant and one-fourth over the three remaining fiscal quarters of 2008.
No stock options were issued during the three months ended September 30, 2008 under the 2001 Stock Plan.
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

2003 Stock Option and Stock Appreciation Rights Plan
On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of September 30, 2008, there were 1,823,333 options outstanding under the 2003 Stock Plan and 426,667 shares were available for issuance under the 2003 Stock Plan. No options have been granted under the 2003 Stock Plan since November 2006.
2005 Equity Incentive Plan
On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of September 30, 2008, there were 305,000 options outstanding and 1,712,818 shares were available for issuance under the 2005 Stock Plan. No options have been granted under the 2005 Stock Plan since June 2006.
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
Other Stock Options
The Company has not issued any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan since June 2006. As of September 30, 2008 and 2007, there were 3,568,333 nonqualified stock options outstanding outside of the shareholder approved plans discussed above.
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
Equity Instruments Issued for Services
As of September 30, 2008, the Company had outstanding 1,436,935 warrants and options issued to non-employees under consulting agreements, including the 833,335 options related to Mr. Teti, the Company’s former CEO, which were unvested at the time of modification, as discussed above. The following sets forth certain information concerning these warrants and options:

Vested
Warrants and options outstanding	1,103,601
Range of exercise prices	$1.50-6.00
Weighted average exercise price	$3.13
Expiration dates	2009-2016

Unvested
Warrants and options outstanding	333,334
Range of exercise prices	$1.88
Weighted average exercise price	$1.88
Expiration date	2016
All of the above unvested equity instruments relate to the Company’s former Chief Executive Officer, as of September 30, 2008. Expense related to these contracts was less than $0.2 million for the three months ended September 30, 2008 and zero for the three months ended September 30, 2007. Expense related to these contracts was $0.3 million and less than $0.1 million for the nine months ended September 30, 2008 and 2007, respectively. This expense, which is in addition to the stock option expense related to employees and directors based on the grant date fair value discussed above, was calculated using the Black Scholes option-pricing model based on the following assumptions:

Expected life (years)	3.8-4.3 Years
Interest rate	2.63-3.13%
Dividend yield	—
Volatility	100-130%
Further, there were 60,000 and 168,246 warrants outstanding as of September 30, 2008 and December 31, 2007, respectively, which were primarily issued in connection with past equity offerings.

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

	Segment
	Isolagen
	Therapy	Agera	Consolidated
Three Months Ended September 30, 2008
External revenue	$—	$300,173	$300,173
Intersegment revenue	—	—	—

Total operating revenue	—	300,173	300,173
Cost of revenue	—	143,611	143,611
Selling, general and administrative expense	1,649,539	187,604	1,837,143
Research and development expense	2,282,218	—	2,282,218
Management fee	(69,000)	69,000	—

Total operating expenses	3,862,757	256,604	4,119,361

Operating loss	(3,862,757)	(100,042)	(3,962,799)
Interest income	31,818	6	31,824
Other income	—	—	—
Interest expense	(974,810)	—	(974,810)
Minority interest	—	13,346	13,346

Segment loss from continuing operations	$(4,805,749)	$(86,690)	$(4,892,439)

Nine Months Ended September 30, 2008
External revenue	$—	$789,847	$789,847
Intersegment revenue	—	—	—

Total operating revenue	—	789,847	789,847
Cost of revenue	—	462,373	462,373
Selling, general and administrative expense	7,494,315	499,228	7,993,543
Research and development expense	8,427,429	—	8,427,429
Management fee	(288,000)	288,000	—

Total operating expenses	15,633,744	787,228	16,420,972

Operating loss	(15,633,744)	(459,754)	(16,093,498)
Interest income	165,312	30	165,342
Other income	—	—	—
Interest expense	(2,924,429)	—	(2,924,429)
Minority interest	—	73,841	73,841

Segment loss from continuing operations	$(18,392,861)	$(385,883)	$(18,778,744)

Supplemental information:

	Segment
	Isolagen Therapy	Agera	Consolidated

For the three months ended September 30, 2008 and as of September 30, 2008:
Depreciation and amortization expense	$262,255	$81,711	$343,966
Capital expenditures	3,445	—	3,445
Equity awards issued for services	337,699	—	337,699
Amortization of debt issuance costs	187,310	—	187,310
Total assets, including assets from discontinued operations, September 30, 2008	11,287,144	4,846,141	16,133,285
Property and equipment, September 30, 2008	2,603,989	—	2,603,989
Intangible assets, net, September 30, 2008	521,247	3,824,533	4,345,780
Supplemental information:

	Segment
	Isolagen Therapy	Agera	Consolidated

For the nine months ended September 30, 2008:
Depreciation and amortization expense	$818,598	$245,130	$1,063,728
Capital expenditures	33,337	—	33,337
Equity awards issued for services	2,053,119	—	2,053,119
Amortization of debt issuance costs	561,929	—	561,929
An intercompany receivable of $1.0 million, due from the Agera segment to the Isolagen Therapy segment as of September 30, 2008, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen, as well as Agera working capital needs provided by Isolagen, and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at September 30, 2008 are approximately $16.1 million, which includes assets of continuing operations of $16.1 million and assets of discontinued operations of less than $0.1 million.

	Segment
	Isolagen Therapy	Agera	Consolidated

Three months ended September 30, 2007
External revenue	$—	$331,115	$331,115
Intersegment revenue	—	—	—

Total operating revenue	—	331,115	331,115
Cost of revenue	—	158,096	158,096
Selling, general and administrative expense	3,757,379	252,740	4,010,119
Research and development expense	3,076,677	16,510	3,093,187
Management fee	(150,000)	150,000	—

Total operating expenses	6,684,056	419,250	7,103,306

Operating loss	(6,684,056)	(246,231)	(6,930,287)
Interest income and other	193,337	33	193,370
Interest expense	(974,810)	—	(974,810)
Minority interest	—	41,365	41,365

Segment loss from continuing operations	$(7,465,529)	$(204,833)	$(7,670,362)

	Segment
	Isolagen Therapy	Agera	Consolidated

Nine months ended September 30, 2007
External revenue	$—	$991,452	$991,452
Intersegment revenue	—	—	—

Total operating revenue	—	991,452	991,452
Cost of revenue	—	474,556	474,556
Selling, general and administrative expense	14,908,658	1,145,291	16,053,949
Research and development expense	9,521,398	32,892	9,554,290
Management fee	(450,000)	450,000	—

Total operating expenses	23,980,056	1,628,183	25,608,239

Operating loss	(23,980,056)	(1,111,287)	(25,091,343)
Interest income and other	788,685	3,505	792,190
Interest expense	(2,924,429)	—	(2,924,429)
Minority interest	—	282,846	282,846

Segment loss from continuing operations	$(26,115,800)	$(824,936)	$(26,940,736)

Supplemental information:

	Segment
	Isolagen Therapy	Agera	Consolidated

For the three months ended September 30, 2007 and as of December 31, 2007:
Depreciation and amortization expense	$286,312	$81,711	$368,023
Capital expenditures	28,681	—	28,681
Equity awards issued for services	478,882	—	478,882
Amortization of debt issuance costs	187,310	—	187,310
Total assets, including assets from discontinued operations, as of December 31, 2007	34,162,693	5,328,497	39,491,190
Property and equipment, net, as of December 31, 2007	3,395,723	—	3,395,723
Intangible assets, net, as of December 31, 2007	529,875	4,069,663	4,599,538
Supplemental information:

	Segment
	Isolagen Therapy	Agera	Consolidated

For the nine months ended September 30, 2007:
Depreciation and amortization expense	$882,818	$245,131	$1,127,949
Capital expenditures	126,460	—	126,460
Equity awards issued for services and equity award modifications	2,647,694	—	2,647,694
Amortization of debt issuance costs	561,929	—	561,929
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

Geographical information concerning the Company’s operations and assets is as follows:

	Revenue
	Three months ended September 30,
	2008	2007
United States	$74,953	$86,861
United Kingdom	217,097	226,203
Other	8,123	18,051

	$300,173	$331,115

	Revenue
	Nine months ended September 30,
	2008	2007
United States	$254,558	$288,930
United Kingdom	488,417	659,700
Other	46,872	42,822

	$789,847	$991,452

	Property and Equipment, net
	September 30,	December 31,
	2008	2007
United States	$2,603,989	$3,395,723

	$2,603,989	$3,395,723

	Intangible Assets, net
	September 30,	December 31,
	2008	2007
United States	$4,345,780	$4,599,538

	$4,345,780	$4,599,538

During the three months ended September 30, 2008 revenue from one foreign customer and one domestic customer represented 72% and 18% of consolidated revenue, respectively. During the three months ended September 30, 2007 revenue from one foreign customer and one domestic customer represented 68% and 15% of consolidated revenue, respectively.
During the nine months ended September 30, 2008, revenue from one foreign customer and one domestic customer represented 62% and 23% of consolidated revenue, respectively. During the nine months ended September 30, 2007 revenue from one foreign customer and one domestic customer represented 67% and 18% of consolidated revenue, respectively.
As of September 30, 2008 and December 31, 2007, one foreign customer represented 93% and 94%, respectively, of accounts receivable, net.
Note 10—Subsequent Event
An interest payment of $1.6 million was due by the Company on November 3, 2008, which the Company has not paid as of November 6, 2008. No event of default has occurred with respect to the unpaid interest which was due on November 3, 2008, as the Company’s related indenture agreement defines an interest payment default as a failure in the payment of any interest when it becomes due and payable, and continuance of such default for a period of 30 days. If the interest payment is not paid within the 30 days from November 3, 2008, or by approximately December 3, 2008, then the Company’s $90 million of subordinated notes will become due upon demand. The Company is currently pursuing dual paths, including pursuing potential financing alternatives as well as continuing potential strategic partnership discussions. However, there can be no assurance that any such potential financing alternative will be successfully completed on terms acceptable to the Company, or completed at all. Further, there can be no assurance that our current potential strategic partnership discussions will be completed on terms acceptable to the Company, or completed at all.

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
Forward-Looking Information
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Isolagen that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:
•	our ability to finance our business;
•	our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry, treatment of restrictive scars and burns and other health-related markets;
•	whether our clinical human trials relating to autologous cellular therapy applications for the treatment of dermal defects, gingival recession, and such other indications as we may identify and pursue can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials;
•	whether the results of our full Phase III pivotal study will support a successful BLA filing;
•	adverse results from, or changes in, any pending or threatened legal proceedings;
•	our ability to maintain AMEX continued listing of our common stock;
•	our ability to provide and deliver any autologous cellular therapies that we may develop on a basis that is competitive with other therapies, drugs and treatments that may be provided by our competitors;
•	our ability to decrease our manufacturing costs for our Isolagen Therapy product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;
•	our ability to reduce our need for fetal bovine calf serum by improved use of less expensive media combinations and different media alternatives;
•	our ability to improve our historical pricing model;
•	our ability to meet requisite regulations or receive regulatory approvals in the United States, Europe, Asia and the Americas, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States, Europe, Asia and the Americas or any other country where we plan to conduct commercial operations;
•	a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;
•	continued availability of supplies at satisfactory prices;
•	new entrance of competitive products or further penetration of existing products in our markets;
•	the effect on us from adverse publicity related to our products or the company itself;
•	any adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;

•	our ability to efficiently integrate our past acquisition and future acquisitions, if any, or any other new lines of business that we may enter in the future;
•	our issuance of certain rights to our shareholders that may have anti-takeover effects;
•	our dependence on physicians to correctly follow our established protocols for the safe administration of our Isolagen Therapy;
•	our ability to effectively and efficiently manage the closure of our UK operation;
•	whether past or future amendments to our Informed Consent Forms, based on new knowledge obtained during the execution of our clinical trials or based on changes to the basic design or administration of our clinical trials, give rise to delays in our clinical study timelines; and
•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2007, as well as Part II, Item 1A of this Form 10-Q.
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
General
We are an aesthetic and therapeutic development stage company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Isolagen Process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication utilizing the Isolagen Therapy is for the treatment of nasolabial folds/wrinkles. We also have ongoing studies for the treatment of acne scars and restrictive burns scars and have recently completed an open label study related to full face rejuvenation. Refer to Clinical Development Programs below for further discussion of these clinical programs.
We also develop and market an advanced skin care product line through our Agera Laboratories, Inc. subsidiary, in which we acquired a 57% interest in August 2006.
Going Concern
At September 30, 2008, we had cash and cash equivalents of $7.0 million and working capital of $4.5 million (including cash and cash equivalents). We believe that our existing capital resources are adequate to finance our operations through approximately January 15, 2009, under our normal operating conditions. As such, we estimate that we will require additional cash resources prior to January 15, 2009 based upon our current operating plan and condition.
Through September 30, 2008, we have been primarily engaged in developing our initial product technology. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2009. We expect to finance our operations primarily through our existing cash and any future financing, including the sale of assets. However, there exists substantial doubt about our ability to continue as a going concern.
We will require additional capital to continue our operations past approximately January 15, 2009. There is no assurance that we will be able to obtain any additional capital to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Further, if we do not obtain additional funding, or anticipate additional funding, prior to January 15, 2009, we may enter into bankruptcy, and possibly cease operations.

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
Our ability to complete additional offerings, including any additional offerings under our shelf registration statement, is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of our company and the offering terms. In addition, our ability to complete an offering may be dependent on the status of our clinical trials, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.
In addition, since the middle of 2008 the prices for corporate equity and debt securities have declined, and that decline in prices accelerated in September and October 2008. We believe these price declines are the result of the credit crisis and other indications of economic contraction, which have caused investors to shift funds from corporate equity and debt securities to securities which are perceived to possess a lower degree of risk. An investment in our equity or debt securities would most likely be considered to involve a high degree of risk. As a result, the market conditions described above may increase the difficulty we will have in completing any equity or debt financing.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing or capital prior to January 15, 2009. If we are unable to obtain additional sufficient funds during this time, we will be required to terminate or delay our efforts to obtain regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements and/or delay the expansion of our sales and marketing capabilities. Any of these actions would have an adverse effect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Further, if we do not obtain additional funding, or anticipate additional funding, prior to January 15, 2009, we may enter into bankruptcy, and possibly cease operations. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.
Subsequent Event
An interest payment of $1.6 million was due by the Company on November 3, 2008, which has not been paid as of November 6, 2008. No event of default has occurred with respect to the unpaid interest which was due on November 3, 2008, as our related indenture agreement defines an interest payment default as a failure in the payment of any interest when it becomes due and payable, and continuance of such default for a period of 30 days. If the interest payment is not paid within the 30 days from November 3, 2008, or by approximately December 3, 2008, then our $90 million of subordinated notes will become due upon demand. We are currently pursuing dual paths, including pursuing potential financing alternatives as well as continuing potential strategic partnership discussions. However, there can be no assurance that any such potential financing alternative will be successfully completed on terms acceptable to us, or completed at all. Further, there can be no assurance that our current potential strategic partnership discussions will be completed on terms acceptable to us, or completed at all.
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

Aesthetic Development Programs
Wrinkles/Nasolabial Folds — Phase III Trials: In October 2006, we reached an agreement with the U.S. Food and Drug Administration, or FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including subject numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials are evaluating the efficacy and safety of Isolagen Therapy against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. We completed enrollment of the study and commenced injection of subjects in early 2007. These injections were completed in January 2008 and the preliminary trial data results were disclosed in August 2008. The Phase III preliminary trial data results indicated statistically significant efficacy results for the treatment of nasolabial folds. The Phase III data analysis, including safety results, was disclosed in October 2008. We are preparing the associated Clinical Study Reports and Biologics License Application (BLA) for submission to the FDA. We currently expect to submit the BLA during the first half of 2009.
Refer to Part II, Item 1A of this Form 10-Q for a discussion of certain of our risk factors.
Full Face Rejuvenation — Phase II Trial: In March 2007 we commenced an open label (unblinded) trial of approximately 50 subjects. Injections of Isolagen Therapy began to be administered in July 2007. This trial was designed to further evaluate the safety and use of Isolagen Therapy to treat fine lines and wrinkles for the full face. Five investigators across the United States participated in this trial. The subjects received two series of injections approximately one month apart. In late December 2007, all 45 remaining subjects completed injections. The subjects are being followed for twelve months following each subject’s last injection. Preliminary data results related to this trial were disclosed in August 2008, which included top line positive efficacy results related to this open label Phase II trial.
Therapeutic Development Programs
Acne Scars — Phase II/III Trial: In November 2007, we commenced an acne scar Phase II/III study. This study currently includes approximately 95 subjects. This placebo controlled trial is designed to evaluate the use of our Isolagen Therapy to correct or improve the appearance of acne scars. Each subject will serve as their own control, receiving Isolagen Therapy on one side of their face and placebo on the other. The subjects will receive three treatments two weeks apart. The follow-up and evaluation period will be complete four months after each subject’s last injection.
We filed a pre-Investigational New Drug application, or pre-IND, for a Phase III clinical trial program in July 2007 together with our protocol. In September 2007, the IND was accepted by the FDA. We held an investigator meeting in early November 2007 and commenced biopsies shortly thereafter. Injections of subjects began in February 2008 and were completed in October 2008. Subject observations are currently ongoing.
In connection with this acne scar program, we have developed a validated photo guide for use in the evaluators’ assessment of acne study subjects. We had originally designed the acne scar clinical program as two randomized, double-blind, Phase III, placebo-controlled trials. However, our evaluator assessment scale and photo guide have not previously been utilized in a clinical trial. In November 2007, the FDA recommended that we consider conducting a Phase II study in order to address certain study issues, including additional validation related to our evaluator assessment scale. As such, we modified our clinical plans to initiate a single Phase II/III trial. This Phase II/III study, which is powered to demonstrate efficacy, will allow for a closer assessment of the evaluator assessment scale and photo guide. Upon successful completion of the Phase II/III study, we expect to initiate a subsequent, additional Phase III trial. We believe that the two trials may have the potential to form the basis of a licensure submission to the FDA.
Restrictive Burn Scars — Phase II Trial: In January 2007, we met with the FDA to discuss our clinical program for the use of Isolagen Therapy for restrictive burn scar patients. This Phase II trial will evaluate the use of Isolagen Therapy to improve range of motion, function and flexibility, among other parameters, in existing restrictive burn scars in approximately 20 patients. We are currently in the process of screening and enrolling subjects at three academic burn centers across the United States. However, it is likely that we will delay the screening and enrollment in this trial until such time as we raise sufficient additional financing.

Dental Study — Phase II Trial: In late 2003, we completed a Phase I clinical trial for the treatment of condition relating to periodontal disease, specifically to treat Interdental Papillary Insufficiency. In the second quarter of 2005, we concluded the Phase II dental clinical trial with the use of Isolagen Therapy and subsequently announced that investigator and subject visual analog scale assessments demonstrated that the Isolagen Therapy was statistically superior to placebo at four months after treatment. Although results of the investigator and subject assessment demonstrated that the Isolagen Therapy was statistically superior to placebo, an analysis of objective linear measurements did not yield statistically significant results.
In 2006, we commenced a Phase II open-label dental trial for the treatment of Interdental Papillary Insufficiency. This single site study included 11 subjects. We are identifying a development strategy for this indication as we do not expect to fund an additional trial related to this application.
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
Closure of the United Kingdom Operation
In the fourth quarter of 2006, our Board of Directors approved the closing of the United Kingdom operation. On March 31, 2007, we completed the closure of the United Kingdom manufacturing facility. With the closure of the United Kingdom operation on March 31, 2007, our European operations (both the United Kingdom and Switzerland) and Australian operations have been presented in the financial statements as discontinued operations for all periods presented. See Note 5 of Notes to Consolidated Financial Statements.
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
The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. SFAS No. 123(R) resulted in the recognition of compensation expense of $0.2 million and $0.5 million for three months ended September 30, 2008 and 2007, respectively, and $0.5 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively, related to our employee and director stock options. No stock options were issued during the three months ended September 30, 2008. During the three months ended September 30, 2007, we granted stock options to purchase 0.2 million shares of our common stock. As of September 30, 2008, there was $0.9 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.1 years. As of September 30, 2008, there was $0.3 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost will begin to be recognized when the performance criteria within the respective performance-base option grants become probable of achievement.
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
Federal Securities and Derivative Actions and Other Legal Matters: As discussed in Note 7 of Notes to Consolidated Financial Statements, set forth elsewhere in this Report, we are currently defending ourselves against various class and derivative actions. We have recently reached agreement to settle these matters in principle, which is subject to certain conditions. No provision has been recorded in our consolidated financial statements with respect to these matters. Generally, a loss must be both reasonably estimable and probable in order to record a provision for loss. We expense our legal defense costs as they are incurred and will record any insurance recoveries on such legal costs in the period the recoveries are received. Although we have not recorded a provision for loss regarding these matters, a loss could occur in a future period, especially should the settlement in principle, which is subject to certain conditions, not be consummated.
As discussed in Note 7 of Notes to Consolidated Financial Statements, we have received a written demand by an attorney representing approximately 123 former patients in the United Kingdom that previously received our treatment each claiming negligent misstatements were made and each claiming, on average, £3,500 (or approximately $7,000), plus unquantified interest and incidental expenses. To date, no formal legal action has been brought by the attorney against us, and no provision has been recorded in the consolidated financial statements related to this matter.
We are involved in various other legal matters, or potential legal matters, that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management currently believes that the results will not have a material impact on our financial statements.
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

At September 30, 2008, we had $2.6 million of property and equipment, net, related to our Isolagen Therapy business segment and $4.3 million of intangible assets related primarily to our Agera business segment. Intangible assets primarily include proprietary formulations and trademarks acquired in connection with the acquisition of Agera, and to a lesser extent certain in-process patents related to our Isolagen Therapy business segment. Proprietary formulations and trademarks are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 13 to 18 years. Our process of evaluation of impairment with respect to our property and equipment and intangible assets primarily includes the utilization of internal projections and forecasts, which inherently include significant judgments and assumptions. Such significant judgments and assumptions include those related to the future business performance of Agera, as well as those related to obtaining FDA approval within certain timeframes and reaching certain levels of commercial revenue with respect to our potential Isolagen indications and related clinical programs. Our judgments and assumptions are subject to change in the future, based on anticipated events or actual events, which may result in a partial impairment or full impairment of our property and equipment and/or intangible assets in future periods.
In particular, if our Biologics License Application submission related to our Isolagen Therapy for the treatment of nasolabial folds, which we currently expect to submit to the FDA during early 2009 (subject to our Going Concern disclosure above), is not acceptable to the FDA, our assumptions concerning the future use and recovery of assets related to the efforts to research and develop the Isolagen Therapy may require revision, and we may be required to recognize partial of full impairment of certain of these assets. In addition, our Agera business is highly dependent upon one foreign customer currently (refer to Note 9 of Notes to the Unaudited Consolidated Financial Statements). A negative development with respect to this large foreign Agera customer may require us to recognize partial or full impairment of certain of the Agera assets in the future.
Results of Operations
Comparison of the three months ended September 30, 2008 and 2007
REVENUE. Revenue decreased less than $0.1 million to $0.3 million for the three months ended September 30, 2008, as compared to $0.3 million for the three months ended September 30, 2007. 72% and 68% of Agera’s revenue were to one foreign customer during the three months ended September 30, 2008 and September 30, 2007, respectively. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer. Agera management is currently undergoing efforts to increase and diversify its customer base. Further, we believe that the decline in general economic conditions during 2008 has also contributed to the decline in revenue associated with our Agera line of skincare products.
COST OF SALES. Costs of sales were $0.1 million for the three months ended September 30, 2008, as compared to $0.2 million for the three months ended September 30, 2007. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 48% for the three months ended September 30, 2008 and 48% for the three months ended September 30, 2007.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $2.2 million, or 54%, to $1.8 million for the three months ended September 30, 2008, as compared to $4.0 million for the three months ended September 30, 2007. The decrease in selling, general and administrative expense is primarily due to the following:
a) Employee compensation, bonuses and payroll taxes decreased by approximately $0.3 million to $0.8 million for the three months ended September 30, 2008, as compared to $1.1 million for the three months ended September 30, 2007, due primarily to (1) the departure of senior-level employees, including our former CEO (and savings related to salaries and bonus earned during the three months ended September 30, 2007) and (2) lower stock option compensation expense as a result of the departure of certain of these employees. Also, the fair value of the stock options granted during the current year has been lower as compared to the prior year comparable period primarily as a result of the lower average price of our common stock.
b) Marketing expense decreased by approximately $0.1 million to less than $0.1 million for the three months ended September 30, 2008, as compared to $0.1 million for the three months ended September 30, 2007. Agera marketing expenses have decreased during the three months ended September 30, 2008 due primarily to a decrease in marketing and promotional efforts related to selling our Agera line of advanced skin care systems undertaken to offset decreased revenue.

c) Travel expense decreased by approximately $0.1 million to less than $0.1 million for the three months ended September 30, 2008, as compared to $0.1 million for the three months ended September 30, 2007 due to the decrease in the number of our employees, primarily at the executive management level.
d) Other general and administrative operating costs decreased by approximately $1.3 million to $0.8 million for the three months ended September 30, 2008, as compared to $2.1 million for the three months ended September 30, 2007 due primarily to reduced business development expenses and cost savings initiatives within the company.
e) Legal expenses decreased by $0.4 million to $0.2 million for the three months ended September 30, 2008, as compared to $0.6 million for the three months ended September 30, 2007. We believe legal expenses have decreased primarily due to the settlement in principle agreement reached, with respect to our class action and derivative action matters, as a result of our June 2008 mediation efforts. There were no legal defense fee reimbursements received from our insurance carrier during the three months ended September 30, 2008. During the three months ended September 30, 2007, we received less than $0.1 million of legal defense fee reimbursement from our insurance carrier. Our legal expenses fluctuate primarily as a result of the amount and timing of defense costs related to our class action and derivative action matters, as well as a result of the amount and timing of defense cost reimbursements from our insurance carrier. We also incurred less than $0.1 million in legal costs, during the three months ended September 30, 2008, related to investigating and responding to claims related to our previous United Kingdom operation (refer Note 7 — Commitments and Contingencies for a discussion of our various legal matters).
RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $0.8 million for the three months ended September 30, 2008 to $2.3 million, as compared to $3.1 million for the three months ended September 30, 2007.
The major changes in research and development expense are due primarily to the following:
a) Consulting expense decreased by approximately $0.2 million to $1.1 million for the three months ended September 30, 2008, as compared to $1.4 million for the three months ended September 30, 2007, primarily as a result of decreased expenditures related to our Phase III wrinkle/nasolabial fold study;
b) Employee compensation, bonuses and payroll taxes decreased by approximately $0.2 million to $0.6 million for the three months ended September 30, 2008, as compared to $0.8 million for the three months ended September 30, 2007, due primarily to the departure of senior-level employees (and savings related to salaries and bonus earned during the three months ended September 30, 2007) and (2) lower stock option compensation expense as a result of the departure of these employees. Also, the fair value of the stock options granted during the current year has been lower as compared to the prior year comparable period primarily as a result of the lower average price of our common stock.
c) Laboratory costs decreased by approximately $0.2 million to $0.1 million for the three months ended September 30, 2008, as compared to $0.3 million for the three months ended September 30, 2007, as a result of decreased clinical activities, such as the completed Phase III wrinkle/nasolabial fold study, at our Exton, Pennsylvania location; and
d) Contract labor support related to our clinical manufacturing operation decreased to less than $0.1 million for the three months ended September 30, 2008, as compared to $0.2 million for the three months ended September 30, 2007, as a result of decreased clinical activities in our Exton, Pennsylvania location.
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

Research and development costs primarily include personnel and laboratory costs related to our FDA clinical trials (see Clinical Development Programs discussion above) and certain consulting costs. The total inception to date cost of research and development as of September 30, 2008 was $52.4 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our first pivotal Phase III dermal trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our lead dermal product candidate or acne scar dermal product candidate will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the three months ended September 30, 2008 and 2007.
LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The United Kingdom operation was closed in March 2007. The loss from discontinued operations for the three months ended September 30, 2008 was not significant. The $0.1 million loss from discontinued operations for the three months ended September 30, 2007 was primarily due to administrative expenses related to our dormant Swiss legal entity and facility expenses related to our United Kingdom legal entity.
INTEREST INCOME. Interest income decreased approximately $0.2 million to less than $0.1 million for the three months ended September 30, 2008, as compared to $0.2 million for the three months ended September 30, 2007. The decrease in interest income of $0.2 million resulted principally from a decrease in the amount of cash, cash equivalents and restricted cash balances, as compared to the prior year comparable period, as a result of the use of those cash resources to finance our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy, and due to declining interest rates.
INTEREST EXPENSE. Interest expense remained constant at $1.0 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.2 million for the three months ended September 30, 2008 and 2007, respectively.
NET LOSS. Net loss decreased approximately $2.9 million to $4.9 million for the three months ended September 30, 2008, as compared to a net loss of $7.8 million for the three months ended September 30, 2007. This decrease in net loss primarily represents the effects of the decreases in our selling, general and administrative expenses and research and development expenses, and to a lesser extent, decreases in our interest income and loss from discontinued operations, as discussed above.
Comparison of the nine months ended September 30, 2008 and 2007
REVENUES. Revenue decreased $0.2 million to $0.8 million for the nine months ended September 30, 2008, as compared to $1.0 million for the nine months ended September 30, 2007. Of Agera’s revenue, 62% and 67% were to one foreign customer during the nine months ended September 30, 2008 and September 30, 2007, respectively. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer. Agera management is currently undergoing efforts to increase and diversify its customer base. Further, we believe the decline in general economic conditions during 2008 has also contributed to the decline in revenue associated with our Agera line of skincare products.
COST OF SALES. Costs of sales remained constant at $0.5 million for the nine months ended September 30, 2008 and September 30, 2007. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 59% for the nine months ended September 30, 2008 and 48% for the nine months ended September 30, 2007. The increase in costs of sales as a percentage of revenue is due to a reserve of less than $0.1 million for excessive and/or obsolete inventory recorded during the three months ended March 31, 2008. Had no reserve been recorded during the three months ended March 31, 2008, Agera cost of sales would have been approximately 51% of sales for the nine months ended September 30, 2008. Also cost of sales as a percentage of revenue have increased due to changes in the product mix, as well as decreased overall volumes (which can result in higher per unit costs for components associated with our Agera product line).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $8.1 million, or 50%, to $8.0 million for the nine months ended September 30, 2008, as compared to $16.1 million for the nine months ended September 30, 2007. The decrease in selling, general and administrative expense is primarily due to the following:
a) Employee compensation, bonuses and payroll taxes decreased by approximately $4.9 million to $3.6 million for the nine months ended September 30, 2008, as compared to $8.5 million for the nine months ended September 30, 2007, due primarily to (1) the departure of senior-level employees, including our former CEO (and savings related to salaries and bonus) and (2) lower stock option compensation expense as a result of the departure of these employees. Also, the fair value of the stock options granted during the current year has been lower as compared to the prior year comparable period primarily as a result of the lower average price of our common stock.
b) Marketing expense decreased by approximately $0.7 million to less than $0.1 million for the nine months ended September 30, 2008, as compared to $0.8 million during the nine months ended September 30, 2007 due primarily to a decrease in marketing and promotional efforts related to selling our Agera line of advanced skin care systems undertaken to offset decreased revenue.
c) Travel expense decreased by approximately $0.4 million to $0.2 million for the nine months ended September 30, 2008, as compared to $0.6 million for the nine months ended September 30, 2007 due to the decrease in the number of our employees, primarily at the executive management level, and decrease in business development activities.
d) Other general and administrative operating costs decreased by approximately $2.2 million to $3.2 million for the nine months ended September 30, 2008, as compared to $5.4 million for the nine months ended September 30, 2007 due primarily to a decrease in costs related to corporate development and due diligence activities.
e) Legal expenses increased by $0.1 million, to $0.9 million for the nine months ended September 30, 2008, as compared to $0.8 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we received a $0.5 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.5 million reimbursement, our legal expenses would have been $1.4 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, we received a $1.5 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $1.5 million reimbursement, our legal expenses would have been approximately $2.3 million for the nine months ended September 30, 2007. As such, excluding reimbursements of legal defense costs, our legal expenses have decreased from the prior year comparable period primarily as a result of the June 2008 mediation efforts which resulted in a settlement in principle related to our class action and derivative action matters. Our legal expenses fluctuate primarily as a result of the amount and timing of defense costs related to our class action and derivative action matters, as well as a result of the amount and timing of defense cost reimbursements from our insurance carrier. We also incurred $0.2 million in legal costs, during the nine months ended September 30, 2008, related to investigating and responding to claims related to our previous United Kingdom operation (refer Note 7 — Commitments and Contingencies for a discussion of our various legal matters).
RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $1.1 million for the nine months ended September 30, 2008 to $8.4 million, as compared to $9.6 million for the nine months ended September 30, 2007. The $1.1 million decrease in research and development expense is due primarily to the following:
a) Consulting expense decreased by approximately $0.2 million to $4.2 million for the nine months ended September 30, 2008, as compared to $4.4 million for the nine months ended September 30, 2007, primarily as a result of decreased expenditures related to our Phase III wrinkle/nasolabial fold study;

b) Employee compensation, bonuses and payroll taxes decreased by approximately $0.4 million to $1.9 million for the nine months ended September 30, 2008, as compared to $2.4 million for the nine months ended September 30, 2007, due primarily to (1) the departure of senior-level employees (and savings related to salaries and bonus earned during the three months ended September 30, 2007) and (2) lower stock option compensation expense as a result of the departure of these employees. Also, the fair value of the stock options granted during the current year has been lower as compared to the prior year comparable period primarily as a result of the lower average price of our common stock.
c) Laboratory costs decreased by approximately $0.3 million to $0.8 million for the nine months ended September 30, 2008, as compared to $1.1 million for the nine months ended September 30, 2007, as a result of decreased clinical activities in our Exton, Pennsylvania location; and
d) Contract labor support related to our clinical manufacturing operation decreased to $0.2 million for the nine months ended September 30, 2008, as compared to $0.3 million for the nine months ended September 30, 2007, as a result of decreased clinical activities in our Exton, Pennsylvania location.
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
Research and development costs primarily include personnel and laboratory costs related to our FDA clinical trials (see Clinical Development Programs discussion above) and certain consulting costs. The total inception to date cost of research and development as of September 30, 2008 was $52.4 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of the studies are not consistent with our expectations, as occurred during 2005 with respect to our first pivotal Phase III dermal trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our lead dermal product candidate or acne scar dermal product candidate will be at this time. We have other research projects currently underway. However, research and development costs related to these projects were not material during the nine months ended September 30, 2008 and 2007.
LOSS FROM DISCONTINUED OPERATIONS. As discussed above under “—Closure of the United Kingdom Operation,” during the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The United Kingdom operation was closed in March 2007.
The loss from discontinued operations increased by approximately $3.0 million for the nine months ended September 30, 2008 to $4.5 million, as compared to $1.5 million for the nine months ended September 30, 2007. The $4.5 million loss from discontinued operations for the nine months ended September 30, 2008 primarily related to the sale of our Swiss campus in March 2008. In connection with this sale, we recorded a loss on sale of $6.3 million, offset by a foreign currency exchange gain of $2.1 million upon the substantial liquidation of the Swiss subsidiary. The foreign exchange gain recorded during the three months ended March 31, 2008 results from removing from the accumulated foreign currency translation adjustment account in stockholders’ equity a credit balance which related to the translation into U.S. dollars of our Swiss franc assets and liabilities. The credit balance which had accumulated, and the resulting gain recorded upon the substantial liquidation of our Swiss franc assets, reflected the increase in the value of the Swiss franc relative to the U.S. dollar over the period that we had operated in Switzerland. Refer to Notes 3 and 5 of Notes to the Consolidated Financial Statements for further discussion regarding the sale of the Swiss campus and results from discontinued operations. Administrative and facility costs related to the United Kingdom and Switzerland comprised the remaining costs of approximately $0.3 million, net.

The $1.5 million loss from discontinued operations during the nine months ended September 30, 2007 consisted of $1.1 million of losses incurred during the first quarter 2007, which was the United Kingdom’s last quarter of full operations, and $0.4 million of second and third quarter 2007 losses. The $1.1 million loss from discontinued operations during the three months ended March 31, 2007 primarily consisted of the following:
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
INTEREST INCOME. Interest income decreased approximately $0.5 million to $0.2 million for the nine months ended September 30, 2008, as compared to $0.7 million for the nine months ended September 30, 2007. The decrease in interest income of $0.5 million resulted principally from a decrease in the amount of cash, cash equivalents and restricted cash, as a result of the use of those cash resources to finance our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy, and due to declining interest rates.
INTEREST EXPENSE. Interest expense remained constant at $2.9 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.6 million for the nine months ended September 30, 2008 and 2007, respectively.
NET LOSS. Net loss decreased $5.2 million to $23.3 million for the nine months ended September 30, 2008, as compared to a net loss of $28.5 million for the nine months ended September 30, 2007. This decrease in net loss primarily represents the effects of the decreases in our selling, general and administrative expenses and research and development expenses and interest income, offset by our increase in loss from discontinued operation, as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2008 and 2007, respectively, were as follows:

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash flows from operating activities	$(15.9)	$(23.0)
Cash flows from investing activities	6.4	(0.1)
Cash flows from financing activities	—	14.7
Operating Activities
Cash used in operating activities during the nine months ended September 30, 2008 amounted to $15.9 million, as compared to $23.0 million of cash used in operating activities during the nine months ended September 30, 2007. The decrease in the cash used in operations of $7.1 million is primarily due to our decrease in net loss, adjusted for noncash items, of $9.0 million. Our net loss, adjusted for noncash items, decreased from $24.4 million during the nine months ended September 30, 2007 to $15.4 million during the nine months ended September 30, 2008 (refer to Results of Operations-Comparison of the nine months ended September 30, 2008 and 2007 discussion above and Cash Flows Related to Discontinued Operations below). This decrease in net loss, adjusted for noncash items, was offset by changes in net operating assets and liabilities, which negatively impacted cash flows by $1.9 million. During the nine months ended September 30, 2008, our changes in net operating assets and liabilities resulted in a cash outflow of $0.5 million, as compared to a cash inflow of $1.4 million during the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we financed our operating cash flow needs from our cash on hand at the beginning of the period, which were primarily the result of previously completed debt and equity offerings, as well as from the proceeds of the sale of our Swiss campus in March 2008, discussed further below.

Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2008 amounted to approximately $6.4 million as compared to cash used in investing activities of $0.1 million during the nine months ended September 30, 2007. Investing activities during the nine months ended September 30, 2008 related primarily to the sale of our Swiss campus in March 2008 for approximately $6.4 million, net of selling costs.
Financing Activities
There were no financing activities during the nine months ended September 30, 2008, as compared to $14.7 million cash proceeds from financing activities during the nine months ended September 30, 2007. In August 2007, we raised $13.8 million, net of offering costs, via the sale of 6.8 million shares of our common stock to institutional investors. In addition, during the nine months ended September 30, 2007, we received cash proceeds of approximately $0.9 million as a result of stock option and warrant exercises.
Cash Flows Related to Discontinued Operations
Cash flows related to discontinued operations, which are included in the table of cash flows above, were as follows:

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash flows from operating activities	$(0.3)	$(2.4)
Cash flows from investing activities	6.4	—
Cash flows from financing activities	—	—
The cash provided by investing activities during the nine months ended September 30, 2008 of $6.4 million is discussed above under “Investing Activities.”
Cash flows used in discontinued operations during the nine months ended September 30, 2007 was $2.4 million. Our United Kingdom operation was active during the three months ended March 31, 2007, and was shutdown on March 31, 2007. The net loss from our United Kingdom operation during the three months ended March 31, 2007 was $1.1 million. In addition, accrued expenses and deferred revenue decreased by $1.2 million during this shutdown period (cash outflows), primarily related to the payment of severance and refunds to customers. The United Kingdom net loss and the large decrease in United Kingdom accrued expenses and United Kingdom deferred revenue is what primarily generated $2.4 million of cash outflow from discontinued operations for the nine months ended September 30, 2007.
Working Capital
General
As of September 30, 2008, we had cash and cash equivalents of $7.0 million and working capital of $4.5 million (including our cash and cash equivalents). We believe our existing capital resources are adequate to finance our operations through approximately January 15, 2009, under our normal operating plan; however, our long-term viability is dependent upon the approval of our products, the successful operation of our business, our ability to improve our manufacturing process, and the ability to raise additional debt and/or equity to meet our business objectives. We estimate that we will require additional cash resources prior to January 15, 2009 based upon our current operating plan and condition. See “-Going Concern” above.
We filed a shelf registration statement on Form S-3 during June 2007, which was declared effective by the Securities and Exchange Commission (“SEC”). In August 2007, we raised $13.8 million, net of offering costs, under this shelf registration via the sale of 6.8 million shares of our common stock to institutional investors. The shelf registration allowed us the flexibility to offer and sell, from time to time, up to an original amount of $50 million of common stock, preferred stock, debt securities, warrants or any combination of the foregoing in one or more future public offerings. As of September 30, 2008, we can offer and sell up to an additional $36.2 million of securities pursuant to this shelf registration.

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
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent upon our ability to secure additional adequate financing or capital prior to January 15, 2009. If we are unable to obtain additional sufficient funds prior to this time, we will be required to terminate or delay regulatory approval of one, more than one, or all of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities, and we may enter into bankruptcy. Any of these actions would have an adverse affect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.
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
The note holders will have the right to require us to repurchase their notes on November 1 of 2009, 2014 and 2019. Accordingly, the $90.0 million in principal amount of 3.5% convertible subordinated notes will be considered a short-term liability (due within one year) on November 1, 2008. In addition, if we experience a fundamental change (which generally will be deemed to occur upon the occurrence of a change in control or a termination of trading of our common stock), note holders will have the right to require us to repurchase their notes. In the event of certain fundamental changes that occur on or prior to November 1, 2009, we will also pay a make-whole premium to holders that require us to purchase their notes in connection with such fundamental change.

Factors Affecting Our Capital Resources
Since the middle of 2008 the prices for corporate equity and debt securities have declined, and that decline in prices accelerated in September and October 2008. We believe these price declines are the result of the credit crisis and other indications of economic contraction, which have caused investors to shift funds from corporate equity and debt securities to securities which are perceived to possess a lower degree of risk. An investment in our equity or debt securities would most likely be considered to involve a high degree of risk. As a result, the market conditions described above may increase the difficulty we will have in completing any equity or debt financing.
An adverse result related to our class action matters and/or derivative action matters, such as the termination of the agreement to settle these matters in principle, or related to our United Kingdom claims (see Note 7 in Notes to Consolidated Financial Statements), could materially, adversely affect our existing working capital, thereby materially impacting the financial position of the Company.
Inflation did not have a significant impact on the Company’s results during the three months ended September 30, 2008.
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
Foreign Exchange Rate Risk
As the result of the sale of our Swiss campus in March 2008, we now have less than $0.1 million of foreign assets and $0.3 million of foreign liabilities on our consolidated balance sheet as of September 30, 2008. As such, we do not believe that we have significant foreign exchange rate risk at September 30, 2008.
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
On March 12, 2008, we received a notice from the American Stock Exchange (AMEX) advising us that we do not meet certain of the continued listing standards as set forth in Part 10 of the AMEX Company Guide. AMEX notified us that we were not in compliance with Sections 1003 (a)(i)-(iii) of the AMEX Company Guide. Specifically, the AMEX staff noted that our stockholder’s equity was less than $2,000,000 and losses from continuing operations and net losses were incurred in two out of our three most recent fiscal years; that our stockholder’s equity was less than $4,000,000 and losses from continuing operations and/or net losses were incurred in three out of our four most recent fiscal years; and that our stockholder’s equity was less than $6,000,000 and losses from continuing operations and/or net losses were incurred in our five most recent fiscal years.
We submitted a plan to AMEX on April 14, 2008 that outlined our strategy to bring ourselves back into compliance by September 14, 2009. The plan was not accepted by AMEX, and as such, we were subject to delisting procedures as set forth in Section 1010 and Part 12 of the Amex Company Guide. Under AMEX rules, we had the right to appeal any determination by AMEX to initiate delisting proceedings. We appealed the determination and a hearing was scheduled for August 19, 2008. However, on August 14, 2008, we received notice from AMEX advising us that our previously submitted plan of compliance demonstrated a reasonable course of action to regain compliance with AMEX’s continued listing standards, and that the delisting hearing previously scheduled for August 19, 2008 had been cancelled. AMEX indicated that its decision was based upon the information disclosed in our August 5, 2008 press release regarding results from our two pivotal, Phase III clinical studies.
There can be no assurance that our plan of compliance will continue to demonstrate to AMEX a reasonable course of action to regain compliance with AMEX’s continued listing standards in the future, and as such, we may be delisted from the American Stock Exchange in a future period.
ITEM 5. OTHER INFORMATION
An interest payment of $1.6 million was due by the Company on November 3, 2008, which has not been paid as of November 6, 2008. No event of default has occurred with respect to the unpaid interest which was due on November 3, 2008, as our related indenture agreement defines an interest payment default as a failure in the payment of any interest when it becomes due and payable, and continuance of such default for a period of 30 days. If the interest payment is not paid within the 30 days from November 3, 2008, or by approximately December 3, 2008, then our $90 million of subordinated notes will become due upon demand. We are currently pursuing dual paths, including pursuing potential financing alternatives as well as continuing potential strategic partnership discussions. However, there can be no assurance that any such potential financing alternative will be successfully completed on terms acceptable to us, or completed at all. Further, there can be no assurance that our current potential strategic partnership discussions will be completed on terms acceptable to us, or completed at all.

ITEM 6. EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

10.1	Settlement, Mutual Release and Lease Termination Agreement, dated August 2008, among Isolagen, Inc., Isolagen Technologies, Inc. and Claire O Aceti GmbH.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.
Date: November 6, 2008	By:	/s/ Todd J. Greenspan
Todd J. Greenspan, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Settlement, Mutual Release and Lease Termination Agreement, dated August 2008, among Isolagen, Inc., Isolagen Technologies, Inc. and Claire O Aceti GmbH.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.