Form 10-K/A
period 2008-12-31
ISOLAGEN INC
filed 2009-04-30
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009 (the “2008 10-K”), to include information previously omitted from the 2008 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement on or before April 30, 2009, and as such, we are alternatively providing the information required by Part III, Items 10 through 14, of our Annual Report on Form 10-K for the year ended December 31, 2008 within this Form 10-K/A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report has been deleted.
For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2008 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on April 15, 2009 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2008 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the names and ages of all of our directors, executive officers, and significant employees as of April 29, 2009. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Nicholas L. Teti, Jr.	56	Chairman of the Board
Declan Daly	46	Director, Chief Executive Officer and President
Todd J. Greenspan	37	Chief Financial Officer
Steven Morrell	53	Director (2)
Henry Y.L. Toh	51	Director (1)(3)
Marshall G. Webb	66	Director (1)(2)(3)
Terry E. Vandewarker	57	Director (1)(4)
Kenneth A. Selzer	55	Director (2)(3)

(1)	Members of the Audit Committee.

(2)	Members of the Compensation Committee.

(3)	Members of the Corporate Governance Committee.

(4)	Lead Independent Director.
Biographical information with respect to our directors, executive officers, and significant employees is provided below. There are no family relationships between any of our executive officers or directors.
Nicholas L. Teti, Jr. Mr. Teti was named as Chairman of the Board in June 2006 and served as our Chief Executive Officer from June 2006 until January 2008. From January 2008 to March 2009, Mr. Teti served as the Chief Executive Officer of Den Mat Holdings, LLC. Mr. Teti served as President, Chief Executive Officer and a director of Inamed Corp. from July 2001 until March 2006. He has over 25 years of management, operations and marketing experience in the pharmaceuticals industry. From November 1999 until December 2000, Mr. Teti was President, Chief Executive Officer and Chief Operating Officer of DuPont Pharmaceuticals Company. He spent 25 years at DuPont and DuPont Merck, which included a number of senior management positions. Several of these assignments were in leadership roles of DuPont’s global pharmaceuticals business units. From January 2001 until June 2001, he was President and Director of Yamanouchi USA, Inc., a division of Yamanouchi Pharmaceuticals Co., where he was responsible for establishing its U.S. business. Since March 2007, Mr. Teti has served as a director of LNR Enterprises, Inc. Since May 2007, Mr. Teti has served as a director of Enteromedics, Inc. Since August 2007, Mr. Teti has served as a director of ZARS Pharma, Inc. Mr. Teti holds an M.B.A. in Health Care Administration and a B.A. in Economics from St. Joseph’s University.
Declan Daly. Mr. Daly has served as Isolagen’s Chief Executive Officer and President since January 2008, served as Chief Financial Officer from June 2006 until March 2008, and as Chief Operating Officer from June 2007 until January 2008. Mr. Daly was elected to the Board of Directors of Isolagen in June 2008. Mr. Daly served as Executive Vice President and Chief Financial Officer of Inamed Corp. from November 2004 until March 2006, prior to which he served as Inamed’s Senior Vice President since September 2002 and as the Corporate Controller and Principal Accounting Officer since March 2002. He was previously Vice President of Finance & Administration for Inamed International Corp. from 1998 to 2002. From 1996 to 1998, Mr. Daly was a Senior Manager with BDO Simpson Xavier, Chartered Accountants or BDO, in Dublin. Prior to joining BDO, he worked with PricewaterhouseCoopers in Dublin and London. Mr. Daly holds a B.A. in Management Science and Industrial Systems Studies from Trinity College, Dublin and he is also a Fellow of the Institute of Chartered Accountants in Ireland.
Todd J. Greenspan. Mr. Greenspan has served as Isolagen’s Chief Financial Officer since March 2008, and as Vice President of Finance and Administration and Corporate Controller from May 2005 until March 2008. Prior to joining Isolagen, Mr. Greenspan served in financial roles of increasing responsibility, including having served as Senior Director of Finance for Amkor Technology, Inc. from October 2002 to April 2005. Mr. Greenspan is a licensed certified public accountant in the state of Pennsylvania and obtained both his BS in Accounting and Master’s degree in Accounting and Management Information Services (MIS) from the University of Delaware.

Steven Morrell. Mr. Morrell was elected to the Board of Directors in May 2002. Mr. Morrell is the Managing Director of Teknoinvest AS, a Norwegian venture capital firm investing in Scandinavia and the United States in the life science and information technology sectors with $120 million under management. From January 1999 to January 2001, he was the Managing Director of a Teknoinvest portfolio company, Aquasmart International AS. Mr. Morrell has held numerous positions over the previous 14 years including: Managing Director for a Merck & Co., Inc. subsidiary; General Director of Veropharm Co., Ltd., a Russian pharmaceutical company; President of Hafslund Nycomed Pharma AG in Austria, and management consultant in McKinsey & Co., Inc. Mr. Morrell also served in the U.S. Air Force as an officer. Mr. Morrell currently serves as the Chairman of the Board of AKVA group ASA in Norway, CiDRA Holdings LLC and MariCal, Inc., as well as a Member of the Board of GLO AB, Sol Voltaics AB and QuNano AB in Sweden and Low Salinity, Inc. Mr. Morrell holds an MBA from IMD, Switzerland and a B.Sc. degree with a major in Mathematics from Brigham Young University.
Henry Y. L. Toh. Mr. Toh was appointed to the Board of Directors in January 2004. He is currently serving as a director with four other publicly traded companies. Since 2001, Mr. Toh has served as a director of Teletouch Communications Inc. Since 1992, Mr. Toh has served as an officer and director of C2 Global Technologies Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of IDNA, Inc., formerly National Auto Credit, Inc., a specialized finance and entertainment company. Since April 2007, Mr. Toh has served as a director of American Surgical Holdings Inc. From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals Inc. From 1992 to August 2008, Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. From August 2005 to August 2008 Mr. Toh has served as a director of Labock Technologies, Inc. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.
Marshall G. Webb. Mr. Webb was appointed to the Board of Directors in April 2004. Mr. Webb is President of Polaris Group, an advisory firm he founded in January 1999 to provide financial consulting and merger and acquisition services to public and private companies. From March 2006 until August 2007, Mr. Webb served as a director and member of the audit committee of ACR Group, Inc., a wholesale distributor of air conditioning, heating and refrigeration equipment. From February 2003 until December 2005, he served as Chief Executive Officer of HWIGroup, Inc., an early stage company formed to create security services solutions for maritime and land-based facilities including private companies and governmental agencies. Mr. Webb founded BrightStar Information Technology Group, Inc., a global provider of information technology solutions to government and business, and served as its Chief Executive Officer and as a director from 1997 through 1998. Since 2001, Mr. Webb has served as a director of Teletouch Communications, Inc., and is a member of its Audit and Compensation Committees. Mr. Webb served on the Board of Directors and Audit Committee of Omni Energy Services Corp. from February 2004 until April 2005. Mr. Webb attended Southern Methodist University, is a certified public accountant, and began his career with Peat, Marwick, Mitchell & Co.
Terry E. Vandewarker. Mr. Vandewarker was appointed to the Board of Directors in October 2006. Since April 2009, Mr. Vandewarker has served as the Chief Operating Officer of Angles BeautyCare Group. From January 2008 to September 2008, Mr. Vandewarker served as Chief Operating Officer of Gandinnovations. Mr. Vandewarker is also a partner with a privately held family business. He served as a director of Inamed from July 2003 until March 2006. From July 1997 through July 2002, he held a number of senior operations and financial management positions at Encad, Inc., a publicly traded NASDAQ company until its acquisition by Eastman Kodak in 2002. Mr. Vandewarker was President and Chief Executive Officer of Encad from July 2000 through January 2002 and continued as President until July 2002. Prior to that, Mr. Vandewarker was Encad’s Vice President of Operations and Director of Finance. Prior to joining Encad, he received extensive experience in senior accounting and finance positions, including Vice President and Chief Financial Officer for NexCycle, Inc. from 1995 through 1997 and Vice President and Chief Financial Officer for OCTUS, Inc. from 1993 through 1995. Prior to that he worked for a multi-national investment company, an entertainment company and for Price Waterhouse. Mr. Vandewarker is a Certified Public Accountant and holds a Bachelor of Science in Psychology from the University of California at Riverside and an M.B.A. in Accounting and Finance from the University of California at Los Angeles.
Kenneth A. Selzer. Since 2006, Dr. Selzer has been a venture partner with the venture capital firm of Finistere Ventures. From 2002 until 2005, Dr. Selzer was a general partner with Neuropractice Consulting Group, which provides specialized services for companies investing in drugs, biologics and medical devices. Dr. Selzer is currently on the board of directors of INC Research, a global CRO, a company which he founded in 1996. Dr. Selzer is a graduate of both the UCLA School of Medicine and the OPM executive management program at Harvard Business School. Dr. Selzer is a Diplomate of both the American Board of Neurology and the American Board of Pain Medicine.

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
No director or officer of our company has, during the last five years: (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.
Changes in Nomination Procedures
There have been no material changes to the procedures by which security holders may recommend nominees for our Board since the filing of our proxy statement in connection with our last annual stockholders’ meeting in which we discussed such procedures.
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
Henry Y. L. Toh, Terry E. Vandewarker, and Marshall G. Webb (Chairman) comprise the Audit Committee. The Board has determined that each member of the Audit Committee is an independent director as required by the NYSE Amex listing standards. The Board of Directors has determined that Messrs. Toh, Webb, and Vandewarker each qualify as an “audit committee financial expert” under federal securities laws.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of Isolagen with the SEC and the NYSE Amex. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms that they file.
Based solely upon a review of the Section 16(a) forms furnished to us during the most recent fiscal year, we believe that all such forms required to be filed were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2008.
Code of Ethics
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

Item 11. Executive Compensation
Executive Officer Compensation
The following table sets forth information regarding compensation with respect to the fiscal years ended December 31, 2008 and 2007 paid or accrued by us to or on behalf of those persons who, during the fiscal year ended December 31, 2008, served as our Chief Executive Officer or Chief Financial Officer, as well as our most highly compensated officers that were serving as our officers as of December 31, 2008 (the “named executive officers”).
Summary Compensation Table

								Non-Equity
					Stock	Option		Incentive Plan	All Other
Name and Principal		Salary		Bonus	Awards	Awards		Compensation	Compensation		Total
Position	Year	($)		($)	($)(1)	($)(1)		($)	($)		($)
Nicholas L. Teti,	2008	182,846	(5)	—	—	187,515	(3)	—	1,262,815	(2)	1,633,176
Chairman of the Board (5)	2007	700,000		—	—	914,683	(3)	250,000	60,000	(4)	1,924,683

Declan Daly,	2008	427,635		25,000	—	301,258		—	—		753,893
Chief Executive Officer and	2007	364,892		—	—	121,595		225,000	—		711,487
President (6)

Todd Greenspan,	2008	231,385		—	—	59,401		—	—		290,786
Chief Financial Officer (7)	2007	191,840		—	—	26,760		100,000	—		318,600

Sandra Calman,	2008	214,423		—	—	84,607	(9)	—	—		299,030
Vice President and Chief	2007	242,211		—	—	77,557	(9)	—	—		319,768
Medical Officer (8)

(1)
Represents the compensation expense incurred by us in the respective fiscal year in connection with the grants of restricted common stock or stock options, as applicable, calculated in accordance with SFAS 123(R) or EITF 96-18. See Note 13 of Notes to Consolidated Financial Statements for additional information, including valuation assumptions used in calculating the fair value of the award.

(2)
On January 7, 2008, we and Mr. Nicholas L. Teti, Jr. entered into a consulting and non-competition agreement (the “Consulting Agreement”), pursuant to which Mr. Teti agreed to continue as our non-executive Chairman of the Board and to become a consultant to the company, and Mr. Teti resigned his position as Chief Executive Officer and President. Mr. Teti retained his previously issued stock options which were modified such that Mr. Teti will continue to vest in accordance with the original terms, except as a non-employee. As a result of the modifications to Mr. Teti’s stock options set forth in the Consulting Agreement, we recorded a non-cash compensation charge during the three months ended March 31, 2008 of $1,262,815 related to Mr. Teti’s 1,166,665 vested stock options.

(3)
Does not include a performance option grant made in 2006 to purchase 500,000 shares, as such compensation expense will only be recorded when achievement of the performance criteria is “probable,” per SFAS 123(R).

(4)	Represents a non-accountable expenses allowance for all expenses incurred in connection with automobile expenses and private club membership(s) and/or dues.

(5)
Mr. Teti served as our Chairman, Chief Executive Officer and President during 2007. As of January 2008, Mr. Teti serves as our Chairman and as a consultant. Mr. Teti’s gross compensation for 2008 is comprised of (1) $29,615 for compensation as the CEO from January 1, 2008 through January 7, 2008, (2) $57,462 for compensation as Chairman of the Board of Directors and (3) $95,769 for compensation as a consultant to the company.

(6)	Mr. Daly served as our Chief Financial Officer and Chief Operating Officer during 2007. As of January 2008, Mr. Daly serves as our Chief Executive Officer and President.

(7)	Mr. Greenspan served as our Vice President of Finance and Administration and Corporate Controller during 2007. As of March 2008, Mr. Greenspan serves as our Chief Financial Officer.

(8)	Dr. Calman joined Isolagen in February 2007. Dr. Calman’s employment with Isolagen was terminated in January 2009.

(9)
Does not include a performance option grant made in 2007 to purchase 50,000 shares, as such compensation expense will only be recorded when achievement of the performance criteria is “probable,” per SFAS 123(R).

Grants of Plan-Based Awards
The following table sets forth certain information concerning the grant of awards made to our named executive officers during the year ended December 31, 2008.
Grants of Plan-Based Awards—2008

					All Other
					Option			Grant
					Awards:		Exercise	Date Fair
		Estimated Possible Payouts			Number of		or Base	Value of
		Under Non-Equity			Securities		Price of	Stock and
		Incentive Plan Awards(1)			Underlying		Option	Option
	Grant	Threshold	Target	Maximum	Options		Awards	Awards
Name	Date	($)	($)	($)	(#)		($/ Sh)	($)(2)
Nicholas L. Teti	—	0	—	—	—		—	—

Declan Daly	—	0	215,000	215,000
	1/07/08				350,000	(3)	2.36	567,655
	1/07/08				100,000	(4)	2.36	199,184

Todd Greenspan	—	0	96,000	96,000
	3/11/08				200,000	(3)	0.48	78,663

Sandra Calman	—	0	—	—	—		—	—

(1)
Amounts represent maximum potential cash bonus amounts payable pursuant to the respective named executive officer’s employment agreement or offer letter if all of goals and targets were achieved for 2008 performance to be paid in 2009 for each named executive officer. The Compensation Committee may, at their complete discretion, award additional or lower amounts.

(2)
Represents the full grant date fair value of the grant of restricted common stock or stock option, as applicable, calculated in accordance with SFAS 123(R). See Note 13 of Notes to Consolidated Financial Statements for additional information, including valuation assumptions used in calculating the fair value of the awards.

(3)	The shares underlying the option vest in three equal annual installments.

(4)	Pursuant SFAS 123(R), no compensation expense has been recorded as the performance criteria at the present time is not considered to be “probable,” per SFAS 123(R), as of December 31, 2008.

Equity Awards
The following table sets forth certain information concerning our outstanding options for our named executive officers at December 31, 2008. None of our named executive officers had any unvested restricted stock awards at December 31, 2008.
Outstanding Equity Awards At Fiscal Year-End—2008

	Option Awards
				Equity Incentive
				Plan Awards:
				Number of
	Number of Securities	Number of Securities		Securities
	Underlying	Underlying		Underlying		Option
	Unexercised Options	Unexercised Options		Unexercised		Exercise	Option
	(#)	(#)		Unearned		Price	Expiration
Name	Exercisable	Unexercisable		Options (#)		($)	Date
Nicholas L. Teti	1,833,333	166,667	(1)	—		1.88	6/5/2016
	—	—		500,000	(2)	1.88	6/5/2016

Declan Daly	—	50,000	(11)	—		2.36	1/7/2018
	—	50,000	(10)	—		2.36	1/7/2018
	116,668	233,332	(9)	—		2.36	1/7/2018
	216,666	108,334	(3)	—		1.87	6/5/2011
	10,000	20,000	(4)	—		2.73	1/30/2012

Todd Greenspan	—	200,000	(12)	—		0.48	3/11/2018
	50,000	0		—		4.45	5/3/2010
	16,666	33,334	(5)	—		3.38	7/18/2012
	20,000	10,000	(6)	—		1.89	4/13/2016
	1,666	3,334	(4)	—		2.73	1/30/2012

Sandra Calman	50,000	100,000	(7)	—		3.10	2/6/2012
	—	—		50,000	(8)	3.10	2/6/2012

(1)	The shares underlying the unvested portion of the option vest on March 31, 2009.

(2)
The shares underlying the option vest upon the occurrence of any of the following events: (i) upon the closing of the sale of substantially all of the assets of Isolagen or the reorganization, consolidation or the merger of Isolagen; provided that the event results in the payment or distribution of consideration valued in good faith by the Board of Directors at $25 per share or more; or (ii) upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of common stock of Isolagen at a price per share valued in good faith by the Board of Directors at $25 or more; or (iii) immediately following a “Stock Acquisition Date,” as that term is defined in the Rights Plan adopted by Isolagen on May 12, 2006 (provided that said rights are not subsequently redeemed by Isolagen or that the Rights Plan is not subsequently amended to preclude exercise of the rights issued thereunder, prior to the Distribution Date, as that term is defined in the Rights Plan); or (iv) at such other time as the Board of Directors, in its sole discretion, deems appropriate; provided in each instance Mr. Teti is with the company at the time of said event.

(3)	The shares underlying the unvested portion of the option vest June 5, 2009.

(4)	The shares underlying the unvested portion of the option vest in two equal annual installments on January 30, 2009 and January 30, 2010.

(5)	The shares underlying the unvested portion of the option vest in two equal annual installments on July 18, 2009 and July 18, 2010.

(6)	The shares underlying the unvested portion of the option vest April 13, 2009.

(7)
The shares underlying the unvested portion of the option vest in two equal annual installments on February 6, 2009 and February 6, 2010. However, Dr. Calman’s employment with Isolagen terminated in January 2009.

(8)	The shares underlying the option vest upon the occurrence of certain clinical milestones.

(9)	The shares underlying the unvested portion of the option vest in equal installments of 29,167 shares each fiscal quarter beginning March 31, 2009.

(10)	The shares underlying the option vest upon the occurrence of an accepted filing of a Biologics License Application by the FDA.

(11)	The shares underlying the option vest upon the occurrence of the FDA’s approval of the Company’s Biologics License Application.

(12)	The shares underlying the unvested portion of the option vest in three equal annual installments.
During the years ending December 31, 2008 and 2007, none of our named executive officers exercised options. None of our named executive officers hold any restricted stock.
Pension Benefits
None of our named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
None of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.
Director Compensation
Directors who are also employees do not receive compensation for their services as directors. Mr. Teti, a consultant to Isolagen, receives an annual retainer of $60,000 for his service as our non-executive Chairman of the Board. Our compensation for our independent directors is as follows:
•	a cash stipend of $30,000 per year plus an additional $15,000 per year for the Lead Independent Director;
•	$15,000 per year for chairing the Audit Committee, $8,000 per year for chairing the Compensation Committee, and $5,000 per year for chairing the Corporate Governance Committee;
•
$8,000 per year for being a member of the Audit Committee, $5,000 per year for being a member of the Compensation Committee, and $3,000 per year for being a member of the Corporate Governance Committee (chairpersons of these committees will not receive these payments); and

•	an annual option to purchase 30,000 shares of our common stock, which vests quarterly over the fiscal year in which it is granted.
New directors receive an initial appointment grant of an option to purchase 30,000 shares of our common stock, which vests one year from the date of grant.

Director Compensation Table—2008

	Fees Earned or
	Paid in Cash		Option Awards		Total
Name	($)		($)(1)		($)
Ralph V. De Martino	14,308		3,435	(2)	17,743
Steven Morrell	41,000		13,742	(3)	54,742
Kenneth A. Selzer	35,231		69,310	(4)	104,541
Nicholas L. Teti		(5)		(5)		(5)
Henry Y.L. Toh	41,954		13,742	(6)	55,696
Terry E. Vandewarker	57,769		13,742	(7)	71,511
Marshall G. Webb	49,046		13,742	(8)	62,788

(1)
Represents the compensation expense incurred by us in the respective fiscal year in connection with grants of stock options calculated in accordance with SFAS 123(R). See Footnote 13 of our financial statements for additional information, including valuation assumptions used in calculating the fair value of the award.

(2)
The full grant date fair value of the stock options issued to Mr. De Martino during 2008 calculated in accordance with SFAS 123(R) is $13,742. As of December 31, 2008, Mr. De Martino held options to purchase an aggregate of 312,500 shares of our common stock. Mr. De Martino did not stand for re-election to the Board during 2008.

(3)
The full grant date fair value of the stock options issued to Mr. Morrell during 2008 calculated in accordance with SFAS 123(R) is $13,742. As of December 31, 2008, Mr. Morrell held options to purchase an aggregate of 326,666 shares of our common stock.

(4)
The full grant date fair value of the stock options issued to Dr. Selzer during 2008 calculated in accordance with SFAS 123(R) is $13,742. As of December 31, 2008, Dr. Selzer held options to purchase an aggregate of 60,000 shares of our common stock.

(5)	See “Executive Officer Compensation – Summary Compensation Table.”

(6)
The full grant date fair value of the stock options issued to Mr. Toh during 2008 calculated in accordance with SFAS 123(R) is $13,742. As of December 31, 2008, Mr. Toh held options to purchase an aggregate of 226,667 shares of our common stock.

(7)
The full grant date fair value of the stock options issued to Mr. Vandewarker during 2008 calculated in accordance with SFAS 123(R) is $13,742. As of December 31, 2008, Mr. Vandewarker held options to purchase an aggregate of 90,000 shares of our common stock.

(8)
The full grant date fair value of the stock options issued to Mr. Webb during 2008 calculated in accordance with SFAS 123(R) is $13,742. As of December 31, 2008, Mr. Webb held options to purchase an aggregate of 156,667 shares of our common stock.

(9)
Mr. Teti served as our Chairman, Chief Executive Officer and President during 2007. As of January 2008, Mr. Teti serves as our Chairman and as a consultant. Mr. Teti’s gross compensation for 2008 is comprised of (1) $29,615 for compensation as the CEO from January 1, 2008 through January 7, 2008, (2) $57,462 for compensation as Chairman of the Board of Directors and (3) $95,769 for compensation as a consultant to the company.

Stock Option Plans.
We currently have three outstanding stock option plans: (a) our 2001 Stock Option and Appreciation Rights Plan reserving 5,000,000 shares of common stock for the issuance of options to employees, directors and consultants, (b) our 2003 Stock Option and Appreciation Rights Plan reserving 2,250,000 shares of common stock for the issuance of options to employees, directors and consultants, and (c) our 2005 Equity Incentive Plan reserving 2,100,000 shares of common stock for the issuance of options to employees, directors and consultants. The purposes of the plans are to promote the interests of Isolagen, and to motivate, attract and retain the services of the people upon whose efforts and contributions our success depends. The plans provide for grants of non-qualified options, incentive stock options, stock appreciation rights, and restricted stock awards, or any combination of the foregoing.

Discussion of Agreements and Termination or Change in Control Arrangements
Mr. Nicholas L. Teti, Jr.
On January 7, 2008, the Company and Mr. Nicholas L. Teti, Jr. entered into a Consulting and Non-Competition Agreement, pursuant to which Mr. Teti agreed to continue as our non-executive Chairman of the Board and to become a consultant to Isolagen, and resigned his position as Chief Executive Officer and President. Mr. Teti agreed to provide consulting services to us until June 30, 2009, subject to the prior termination of the Consulting Agreement, which may occur upon 30 days notice by either party. Mr. Teti will receive an annual consulting fee of $100,000 for his services. In connection with Mr. Teti’s service as non-executive Chairman of the Board, Mr. Teti receives an annual retainer of $60,000. Mr. Teti will not receive any additional compensation for attending meetings of the Board of Directors. Pursuant to the Consulting Agreement, Mr. Teti’s original employment agreement, dated June 5, 2006, was terminated and the parties agreed that he was owed no severance payments under the original employment agreement. Mr. Teti will retain his previously issued stock options, which will continue to vest in accordance with their original terms. Mr. Teti remained eligible to receive his 2007 annual bonus as provided in his original employment agreement. Mr. Teti has agreed not to compete with Isolagen during the term of the Consulting Agreement. If the Consulting Agreement is terminated for any reason, Mr. Teti has agreed to resign as a member of the Board of Directors, if requested.
Mr. Declan Daly
On January 7, 2008, the Company and Mr. Declan Daly entered into an employment agreement pursuant to which Mr. Daly agreed to serve as Chief Executive Officer of the Company until December 31, 2010, subject to the automatic renewal of the agreement for an additional one-year term unless the Company notifies Mr. Daly 180 days prior to the expiration of the agreement of its intention not to renew the agreement. The agreement superseded the existing employment agreement between the Company and Mr. Daly, effective June 5, 2006, which was terminated. The agreement provides Mr. Daly with an annual base salary of $430,000, which will be periodically reviewed and may be increased at the Board’s discretion. Mr. Daly received a one-time signing bonus payment in the amount of $25,000. Mr. Daly is entitled to receive an annual bonus, payable each year subsequent to the issuance of final audited financial statements, but in no case later than 120 days after the end of the Company’s most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Compensation Committee of the Board of Directors, based primarily on criteria mutually agreed upon with Mr. Daly. The targeted amount of the annual bonus shall be 50% of Mr. Daly’s base salary. The actual annual bonus for any given period may be higher or lower than 50%. For any fiscal year in which Mr. Daly is employed for less than the full year, he shall receive a bonus which is prorated based on the number of full months in the year which are worked. The agreement provides that Mr. Daly receive a life insurance benefit in the amount of $1.0 million and disability insurance benefits of at least 60% of his base salary.
Under the agreement, Mr. Daly was granted the following ten-year option grants: (a) an option to purchase 350,000 shares of common stock at an exercise price of $2.36 per share (which was equal to the closing of the common stock on the last trading day preceding execution of the agreement), which vests in twelve equal quarterly installments commencing March 31, 2008; and (b) a performance stock option to purchase 100,000 shares of common stock at an exercise price of $2.36 per share (which was equal to the closing of the common stock on the last trading day preceding execution of the agreement) that vests as follows: (i) 50% of the performance stock option vests upon the Company’s accepted filing of a Biologics License Application by the FDA and (ii) the remaining 50% of the performance stock option vests upon the FDA’s approval of the Company’s Biologics License Application filing; provided in each case that Mr. Daly is the Company’s Chief Executive Officer at the time of said event. The vesting of the stock option grant described in (a) above shall accelerate and vest immediately upon a “change in control” of the Company or upon sale of substantially all of the assets of the Company or the merger out of existence of the Company or upon the termination of the agreement by the Company without “cause” or by Mr. Daly for “good reason.”
Mr. Daly will continue to work out of Ireland at this time; provided that he will physically be on the premises of the Company’s facility in Exton, Pennsylvania and in the United States when and as appropriate and reasonable to effectively discharge his duties and responsibilities. If the Board of Directors determines that Mr. Daly is unable to effectively discharge his duties and responsibilities without relocating his residence to the United States, Mr. Daly shall be required to relocate, and his failure to so relocate shall be grounds for his termination (such termination, a “Relocation Termination”).

Notwithstanding the foregoing termination provisions, if Mr. Daly determines not to relocate his residence, Mr. Daly has agreed, at the Company’s request, to remain in his position for a period of three months from the date of his determination.
Upon termination of the agreement by the Company without “cause” or by Mr. Daly for “good reason” (each as defined in the agreement), Mr. Daly is entitled to a severance payment equal to the greater of his base salary for the remaining term of the agreement or 12 months, and the prorated share of his annual bonus for such year. Upon a Relocation Termination, Mr. Daly shall receive a severance payment equal his base salary for a period of six months from the date of his termination. Upon termination of the agreement by the Company for “cause” (other than a Relocation Termination) or upon the death or disability of Mr. Daly, Mr. Daly is entitled to all amounts due to him for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. During any period in which severance payments are being made, Mr. Daly has agreed not to compete with the Company, and during such period Mr. Daly shall continue to be covered by the Company’s health plans and continue to receive his insurance and disability benefits.
Assuming Mr. Daly’s employment was terminated without “cause” by us or by Mr. Daly for “Good Reason” (which includes a change of control of the Company) on December 31, 2008, we would have paid Mr. Daly $35,833 per month until December 31, 2010, when, as and if such payments would have been made in the absence of the termination; provided, however, that in the event of a Relocation Termination on December 31, 2008, we would have paid Mr. Daly $35,833 per month for six months, when, as and if such payments would have been made in the absence of the termination. In addition, we would be required to pay Mr. Daly his health benefits, and his life insurance and disability benefits during the severance period.
Mr. Todd Greenspan
On March 11, 2008, the Company entered into an amended and restated employment agreement with Mr. Todd J. Greenspan pursuant to which Mr. Greenspan agreed to serve as Chief Financial Officer of Isolagen for an initial term ending December 31, 2010, which may be renewed for an additional one-year term by mutual agreement. The agreement provides for an annual salary of $240,000. Mr. Greenspan is entitled to receive an annual bonus each year, prorated for the period of employment in such year, payable subsequent to the issuance of the Company’s final audited financial statements, but in no case later than 120 days after the end of its most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Compensation Committee of the Board of Directors, based primarily on criteria established by the Company’s Chief Executive Officer and agreed to by the Company’s Compensation Committee. The targeted amount of the annual bonus shall be 40% of Mr. Greenspan’s base salary, although the actual bonus may be higher or lower. Mr. Greenspan is entitled to a non-accountable automobile allowance of $400 per month. The agreement also provides that Mr. Greenspan receive a life insurance benefit in the amount of $1.0 million.
Under the agreement, Mr. Greenspan was granted a ten-year option to purchase 200,000 shares of common stock at an exercise price of $0.48 per share (which was equal to the closing of the common stock on the date of execution of the agreement), which vests in three equal annual installments commencing March 11, 2009. The vesting of the stock option shall accelerate and vest immediately upon a “change in control” of the Company or upon sale of substantially all of the assets of the Company or the merger out of existence of the Company.
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
Assuming Mr. Greenspan’s employment was terminated without “cause” by us on December 31, 2008, we would pay to Mr. Greenspan $20,000 per month over the twelve month period following the termination date, when, as and if such payments would have been made in the absence of the termination provided that if Mr. Greenspan becomes employed following termination, the severance payments would cease except that Mr. Greenspan would still receive at least six months of payments notwithstanding reemployment.

Other Officers
We do not have employment agreements with our other executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of April 29, 2009 by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our named executive officers and directors; and
•	all of our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address for our named executive officers and directors is c/o Isolagen, 405 Eagleview Boulevard, Exton, Pennsylvania 19341.

	Common stock
	Beneficially		Percent of
Name of Beneficial Owner	Owned(1)		Class(2)

Nicholas L. Teti	2,060,000	(3)	5.2%
Steven Morrell	326,666	(4)	Less than 1%
Henry Y. L. Toh	226,667	(5)	Less than 1%
Marshall G. Webb	156,667	(6)	Less than 1%
Terry E. Vandewarker	90,000	(7)	Less than 1%
Kenneth A. Selzer	65,000	(8)	Less than 1%
Declan Daly	425,002	(9)	1.1%
Todd Greenspan	172,916	(10)	Less than 1%
All Executive Officers and Directors as a Group (11 persons)	3,522,918	(11)	8.5%

Five percent or more of shareholders
Michael A. Roth and Brian J. Stark (12)	6,674,939		17.6%

Morgan Stanley (13)	2,744,124	(13)	7.2%

Nicholas L. Teti (6)	2,060,000	(5)	5.2%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days of the date of this report have been exercised or converted, as the case may be.

(2)	Based upon 37,921,664 shares of common stock outstanding as of April 29, 2009.

(3)	Includes options to purchase 2,000,000 shares of common stock.

(4)	Consists of options to purchase 326,666 shares of common stock.

(5)	Consists of options to purchase 226,667 shares of common stock.

(6)	Consists of options to purchase 156,667 shares of common stock.

(7)	Consists of options to purchase 90,000 shares of common stock.

(8)	Consists of options to purchase 60,000 shares of common stock.

(9)	Includes options to purchase 382,502 shares of common stock.

(10)	Includes options to purchase 166,666 shares of common stock.

(11)	Includes options to purchase 3,409,168 shares of common stock.

(12)
All information is based on the Form 4 filed April 17, 2009. All of the foregoing shares represent common stock held directly by SF Capital Partners Ltd. (“SF Capital”) and Stark Master Fund (“Stark Master”). Michael A. Roth and Brian J. Stark are the Managing Members of Stark Offshore Management, LLC (“Stark Offshore”), which acts as investment manager and has sole power to direct the management of SF Capital and Stark Master. Through Stark Offshore, Michael A. Roth and Brian J. Stark possess voting and dispositive power over all of the shares. For the purposes of Rule 13d 3 under the Exchange Act, although both Messrs. Roth and Stark may be deemed to be the beneficial owners of such shares, but each have disclaimed such beneficial ownership of the foregoing shares. The principal business office of Michael A. Roth and Brian J. Stark is 3600 South Lake Drive, St. Francis, WI 53235.

(13)	Information is based on the Schedule 13G/A filed February 19, 2009.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2008, our equity compensation plan information was as follows:

	Number of Securities		Number of
	to be issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining for
	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	4,868,500	$3.49	3,773,652
Equity compensation plans not approved by security holders (1)	3,568,333	$2.42	—

Total	8,436,833	$3.04	3,773,652

(1)	Represents options issued to employees, in connection with initial employment, outside of our approved plans.
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
Related Party Transactions
Four of our current Board members and eight of our former officers and directors are named defendants in certain pending class action and derivative legal proceedings, as discussed in our SEC Form 10-K for the year ending December 31, 2008, filed on April 15, 2009. During 2008, we advanced an aggregate of $0.5 million, or approximately less than $0.1 million per person, for legal expenses incurred on behalf of those four Board members and eight former officers and directors in connection with their defense in those proceedings.

Director Independence.
Our Board is subject to the independence requirements of the NYSE Amex. Pursuant to the requirements, the Board undertook its annual review of director independence. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and Isolagen and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.
As a result of this review, the Board affirmatively determined that during 2008 Messrs. Morrell, Toh, Webb, Vandewarker and Selzer were independent of us under the standards set forth in the NYSE Amex Company Guide. The Board further determined that each of the foregoing directors meet the independence requirements needed to serve on the Board committees for which they serve.
Item 14. Principal Accountant Fees and Services
Our Audit Committee and our Board of Directors has selected BDO Seidman, LLP (“BDO”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2009. Our stockholders will be asked to ratify this appointment during 2009 at the Annual Shareholders Meeting. In the event that ratification of this selection of auditors is not approved by the stockholders, we will reassess our selection of auditors. Representatives of BDO are expected to be present at the Annual Meeting, will be available to respond to appropriate questions, and will have the opportunity to make a statement at the Annual Meeting.
Aggregate fees for professional services rendered by BDO for the respective services for the fiscal years ended December 31, 2007 and 2008 were as follows:

	2007	2008

Audit Fee	$476,111	$121,622

Audit-Related Fees	—	—

Tax Fees	$19,848	$18,760

All Other Fees	—	—
Audit Fees
Audit fees represent the aggregate fees billed for professional services rendered by BDO Seidman, LLP for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees
Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. There were no such fees in fiscal 2007 and 2008.
Tax Fees
Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.
All Other Fees
All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in either fiscal 2007 or fiscal 2008.

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

10.1		2003 Stock Option and Stock Appreciation Rights Plan(3)*

10.2		2001 Stock Option and Appreciation Rights Plan(4)*

10.3		Lease Agreement dated March 24, 2002 by and between the Registrant as Lessee and Claire O Aceti Gbmh as Lessor(7)

10.4		Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners(8)

10.5		Purchase Agreement among CIBC World Market Corp., UBS Securities LLC, and Adams, Harkness & Hill, Inc. dated October 28, 2004(11)

10.6		Registration Rights Agreement among CIBC World Market Corp., UBS Securities LLC, and Adams, Harkness & Hill, Inc. dated November 3, 2004(11)

10.7		Lease Agreement between Isolagen Technologies, Inc. and Beltway 8 Service Center Investors Ltd. dated February 16, 2005(13)

10.8		Lease Agreement between Isolagen, Inc and The Hankin Group dates April 7, 2005(15)

10.9		Purchase Option Agreement between Isolagen, Inc and 405 Eagleview Associates dated April 7, 2005(15)

10.10		2005 Equity Incentive Plan, as amended(18)

10.11		Separation and Release Agreement, dated October 27, 2005, among Isolagen, Inc., Isolagen Technologies, Inc. and Frank DeLape(19)

10.12		Employment Agreement dated March 12, 2007 between Isolagen, Inc. and Steven Trider(23)*

10.13		Settlement Agreement and Release between Susan Stranahan Ciallella and Isolagen, Inc. dated June 8, 2007 (24)

10.14		Consulting and Non-Competition Agreement dated January 7, 2008 between Isolagen, Inc. and Nicholas L. Teti * (26)

10.15		Employment Agreement dated January 7, 2008 between Isolagen, Inc. and Declan Daly(26)*

10.16		Employment Agreement between Isolagen, Inc. and Todd J. Greenspan, dated March 11, 2008.(27)*

10.17		Agreement related to the Sale of Swiss Real Estate, dated March 19, 2008, between Isolagen

10.18		International, SA and Dernier Batz SA.(27) Settlement, Mutual Release and Lease Termination Agreement, dated August 2008, among Isolagen, Inc., Isolagen Technologies, Inc. and Claire O Aceti GmbH.(28)

14		Code of Ethics(9)

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

21	List of Subsidiaries(23)

23	BDO Seidman, LLP Consent(29)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(30)

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(30)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(30)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(30)

*	Indicates a management contract or a compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the company’s Form 8-K, filed on August 22, 2001, and is incorporated by reference hereto.

(2)	Previously filed as an exhibit to the company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and is incorporated by reference hereto.

(3)	Previously filed as an appendix to the company’s Definitive Proxy Statement, as filed on May 6, 2003, in connection with the 2003 Annual Stockholder Meeting, and is incorporated by reference hereto.

(4)
Previously filed as an appendix to the company’s Definitive Proxy Statement, as filed on October 23, 2001, in connection with the 2001 Annual Stockholder Meeting, and is incorporated by reference hereto.

(5)	Previously filed as an exhibit to the company’s Form 10-Q for the fiscal quarter ended March 31, 2003, as filed on May 15, 2003, and is incorporated by reference hereto.

(6)	Previously filed as an exhibit to the company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and is incorporated by reference hereto.

(7)	Previously filed as an exhibit to the company’s Form S-1, as filed on September 12, 2003, and is incorporated by reference hereto.

(8)	Previously filed as an exhibit to the company’s amended Form S-1, as filed on October 24, 2003, and is incorporated by reference hereto.

(9)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated by reference hereto.

(10)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and is incorporated by reference hereto.

(11)	Previously filed as an exhibit to the company’s Current Report on Form 8-K dated November 4, 2004, and is incorporated by reference hereto.

(12)	Reserved.

(13)	Previously filed as an exhibit to the company’s Form 8-K, filed on February 23, 2005, and is incorporated by reference hereto.

(14)	Reserved.

(15)	Previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005, and is incorporated by reference hereto.

(16)	Reserved.

(17)	Previously filed as an exhibit to the company’s Form 10-Q for the fiscal quarter ended June 30, 2005, as filed on August 9, 2005, and is incorporated by reference hereto.

(18)	Previously filed as an exhibit to the company’s Form S-8, filed on February 13, 2006, and is incorporated by reference hereto.

(19)	Previously filed as an exhibit to the company’s Form 8-K, filed on November 2, 2005, and is incorporated by reference hereto.

(20)	Reserved.

(21)	Previously filed as an exhibit to the company’s Form 8-K, filed on May 15, 2006, and is incorporated by reference hereto.

(22)	Reserved.

(23)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and is incorporated by reference hereto.

(24)	Previously filed as an exhibit to the company’s Form 8-K, filed on June 13, 2007, and is incorporated by reference hereto.

(25)	Previously filed as an exhibit to the company’s Form 8-K, filed on January 8, 2008, and is incorporated by reference hereto.

(26)	Previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and is incorporated by reference hereto.

(27)	Previously filed as an exhibit to the company’s Form 10-Q for the fiscal quarter ended March 31, 2008, as filed on May 9, 2008, and is incorporated by reference hereto.

(28)	Previously filed as an exhibit to the company’s Form 10-Q for the fiscal quarter ended September 30, 2008, as filed on November 6, 2008, and is incorporated by reference hereto.

(29)	Previously filed as an exhibit to the company’s Form 10-K for the fiscal year ended December 31, 2008, as filed on April 15, 2009, and is incorporated by reference hereto.

(30)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Isolagen, Inc.

By:	/s/ Declan Daly Declan Daly, Chief Executive Officer
Date: April 30, 2009

By:	/s/ Todd Greenspan Todd Greenspan, Chief Financial Officer
Date: April 30, 2009

EXHIBIT INDEX

EXHIBIT
NO.	IDENTIFICATION OF EXHIBIT

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(30)

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002(30)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(30)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(30)

(30)	Filed herewith.