Form 10-Q
period 2009-03-31
ISOLAGEN INC
filed 2009-05-15
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 13, 2009, issuer had 42,820,380 shares of issued and 38,820,380 shares outstanding common stock, par value $0.001.

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2009 (unaudited) and December 31, 2008 (unaudited)	1

Consolidated Statements of Operations Three months ended March 31, 2009 (unaudited), March 31, 2008 (unaudited) and cumulative period from inception to March 31, 2009 (unaudited)	2

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss From inception to March 31, 2009 (unaudited)	3

Consolidated Statements of Cash Flows Three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited) and cumulative period from inception to March 31, 2009 (unaudited)	14

Notes to Unaudited Consolidated Financial Statements	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	47

Part II. Other Information

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 6. Exhibits	49

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Isolagen, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$768,042	$2,854,300
Accounts receivable, net	290,220	338,850
Inventory, net	468,851	467,246
Prepaid expenses	527,439	738,652
Other current assets, net of amortization of $3,309,137 and $3,121,828, respectively	437,056	624,365
Current assets of discontinued operations, net	17,036	29,992

Total current assets	2,508,644	5,053,405

Total assets	$2,508,644	$5,053,405

Liabilities, Minority Interests and Shareholders’ Deficit
Current liabilities:
Current debt	$89,704,795	$90,072,286
Accounts payable	190,695	415,909
Accrued expenses	2,365,294	1,647,713
Deferred revenue	—	7,522
Current liabilities of discontinued operations	202,707	209,458

Total current liabilities	92,463,491	92,352,888
Other long term liabilities of continuing operations	1,143,237	1,171,638

Total liabilities	93,606,728	93,524,526

Commitments and contingencies (see Note 7)

Equity
Isolagen, Inc. shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Series C junior participating preferred stock, $.001 par value; 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	41,677	41,639
Additional paid-in capital	131,825,733	131,341,227
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated deficit during development stage	(197,154,915)	(194,057,337)

Total Isolagen, Inc. shareholders’ deficit	(91,261,505)	(88,648,471)

Noncontrolling interest	163,421	177,350

Total equity deficit	(91,098,084)	(88,471,121)

Total liabilities and equity deficit	$2,508,644	$5,053,405

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
	Three Months Ended		inception) to
	March 31,		March 31,
	2009	2008	2009
Revenue
Product sales	$158,889	$217,953	$4,439,263
License fees	—	—	260,000

Total revenue	158,889	217,953	4,699,263
Cost of sales	63,790	170,975	1,918,986

Gross profit	95,099	46,978	2,780,277

Selling, general and administrative expenses	1,199,564	3,944,838	82,577,710
Research and development	1,007,907	2,893,856	55,170,058

Operating loss	(2,112,372)	(6,791,716)	(134,967,491)
Other income (expense)
Interest income	240	86,632	6,989,531
Other income	—	—	322,581
Interest expense	(972,875)	(974,810)	(17,530,955)

Loss from continuing operations before income taxes	(3,085,007)	(7,679,894)	(145,186,334)
Income tax benefit	—	—	190,754

Loss from continuing operations	(3,085,007)	(7,679,894)	(144,995,580)
Loss from discontinued operations, net of tax (see Notes 3 and 5)	(26,500)	(4,323,613)	(41,164,734)

Net loss	(3,111,507)	(12,003,507)	(186,160,314)
Deemed dividend associated with beneficial conversion	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Plus: Net loss attributable to noncontrolling interest	13,929	38,585	2,019,084

Net loss attributable to Isolagen, Inc. common shareholders	$(3,097,578)	$(11,964,922)	$(197,154,915)

Per share information:
Loss from continuing operations—basic and diluted	$(0.08)	$(0.20)	$(8.52)
Loss from discontinued operations—basic and diluted	—	(0.12)	(2.42)
Loss attributable to noncontrolling interest	—	—	0.12
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.67)
Preferred stock dividends	—	—	(0.09)

Net loss attributable to common shareholders per common share—basic and diluted	$(0.08)	$(0.32)	$(11.58)

Weighted average number of basic and diluted common shares outstanding	37,663,283	37,639,525	17,018,357

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

											Accumulated
	Series A		Series B								Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	of Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employee and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815
Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employee and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employee and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employee and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employee and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock — 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(3,097,578)	(13,929)	(3,111,507)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,111,507)

Balance 03/31/09	—	$—	—	$—	41,677,056	$41,677	$131,825,733	4,000,000	$(25,974,000)	$—	$(197,154,915)	$163,421	$(91,098,084)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
			inception) to
	March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(3,097,578)	$(11,964,922)	$(184,141,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Expense related to equity awards	140,544	1,458,969	10,166,090
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	—	367,541	9,091,990
Provision for doubtful accounts	252	6,441	337,561
Provision for excessive and/or obsolete inventory	—	59,972	90,342
Amortization of debt issue costs	187,310	187,310	3,309,140
Amortization of debt discounts on investments	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	6,329,556	17,668,477
Foreign exchange loss (gain) on substantial liquidation of foreign entity	20,156	(2,145,731)	(2,266,264)
Net loss attributable to non-controlling interests	(13,929)	(38,585)	(2,019,084)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease in restricted cash	—	272,284	—
Decrease (increase) in accounts receivable	48,378	34,183	(134,784)
Decrease in other receivables	10,587	727	205,933
Increase in inventory	(1,605)	(33,404)	(486,430)
Decrease (increase) in prepaid expenses	211,212	150,001	(382,644)
Decrease (increase) in other assets	—	(12)	183,441
Increase (decrease) in accounts payable	(225,214)	383,462	63,026
Increase (decrease) in accrued expenses and other liabilities	684,472	(551,034)	2,127,862
Decrease in deferred revenue	(7,522)	—-	(50,096)

Net cash used in operating activities	(2,042,937)	(5,483,242)	(145,990,097)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	(2,016,520)
Purchase of property and equipment	—	(16,880)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	5,859,069	6,542,434
Purchase of investments	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	153,507,000

Net cash provided by (used in) investing activities	—	5,842,189	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	—	—	93,753,857
Principle payments on insurance loan	(23,492)	—	(38,828)
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)

Net cash provided (used in) by financing activities	(23,492)	—	167,288,168

Effect of exchange rate changes on cash balances	(19,829)	(87,123)	(49,460)
Net increase (decrease) in cash and cash equivalents	(2,086,258)	271,824	768,042
Cash and cash equivalents, beginning of period	2,854,300	16,590,720	—

Cash and cash equivalents, end of period	$768,042	$16,862,544	$768,042

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$12,715,283

Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$11,423,824

Preferred stock dividend	—	—	1,589,861

Uncompensated contribution of services	—	—	755,556

Common stock issued for intangible assets	—	—	540,000

Common stock issued in connection with conversion of debt	344,000	—	344,000

Equipment acquired through capital lease	—	—	167,154

Financing of insurance premiums	—	—	87,623

Increase in receivable in connection with sale of Swiss property	$—	$653,575	$27,125

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Note 1—Basis of Presentation, Business and Organization
Isolagen, Inc. (“Isolagen”), a Delaware corporation, is the parent company of Isolagen Technologies, Inc., a Delaware corporation (“Isolagen Technologies”) and Agera Laboratories, Inc., a Delaware corporation (“Agera”). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”). The common stock of the Company, par value $0.001 per share, (“Common Stock”) had been traded on the NYSE Amex exchange (formerly known as the American Stock Exchange or “AMEX”) under the symbol “ILE” until trading was halted on May 6, 2009 (see Note 7).
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
Through March 31, 2009, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2009. During the three months ended March 31, 2009, the Company financed its operations primarily through its existing cash. However, the Company requires additional financing. As a result, as described in Note 2, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to operate profitably is largely contingent upon its success in obtaining financing, obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, upon its successful development of markets for its products and upon the development of profitable scaleable manufacturing processes. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. In addition, even if the Company were to obtain the capital it requires, no assurance can be given that the Company will be able to obtain necessary regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods in the future. Refer to Note 2 for discussion of the existence of substantial doubt about the Company’s ability to continue as a going concern and likelihood of bankruptcy.

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
The consolidated financial statements and notes thereto presented herein are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of its operations and cash flows for the three months ended March 31, 2009 and the cumulative period from December 28, 1995 (date of inception) to March 31, 2009. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.
Note 2—Going Concern
At March 31, 2009, the Company had cash and cash equivalents of $0.8 million and negative working capital of $(90.0) million. On April 30, 2009, the Company raised $0.4 million of net cash proceeds through the issuance of eight secured promissory notes (see Note 10, Subsequent Events). The Company believes that its existing capital resources are adequate to sustain its operation through approximately May 2009, under its current, reduced operating plan. The Company has no commitments for any such additional funding and there is no assurance that the Company will receive any such additional funding.

Through March 31, 2009, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2009. During the three months ended March 31, 2009, the Company financed its operations primarily through its existing cash. However, as discussed above, the Company now requires additional financing. There exists substantial doubt about the Company’s ability to continue as a going concern.
The Company is currently seeking commitments for debtor-in-possession financing in connection with the possible filing of a voluntary petition for reorganization relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code”). If the Company is successful in obtaining commitments for such financing in sufficient amounts, it is likely that the Company will file such a petition. The Company currently has no legal commitments for such financing, and there is no assurance that such financing will be available to the Company on satisfactory terms, if at all. If the Company is unable to secure commitments for sufficient debtor-in-possession financing prior to the end of May 2009, which is the date on which we expect to exhaust our existing capital resources, it is likely the Company will cease operations and the Company may file a petition for protection from creditors under Chapter 7 of the Bankruptcy Code.
As of March 31, 2009, the Company had $89.7 million of subordinated, convertible debt which could be called due by the debt holders as early as November 2009, or earlier upon certain events of default. Further, approximately $1.5 million of interest related to this debt was due on May 1, 2009. The Company did not pay the interest of $1.5 million which was on due May 1, 2009, and the Company does not currently have the cash or available funding to do so (see Note 10, Subsequent Events, for further discussion).
Currently the credit and equity markets both in the United States and internationally are severely contracted, which has made the Company’s task of raising additional debt or equity capital extremely difficult. In addition, the existence of the $89.7 million of subordinated, convertible debt, which could be called due as early as November 2009 by the bond holders, or earlier upon certain events of default, has made the Company’s task of raising additional debt or equity capital extremely difficult. The Company’s ability to complete a transaction may be dependent on the status of its FDA regulatory milestones and its clinical trials, and in particular, the status of its indication for the treatment of nasolabial folds, the status of the related Biologics License Application, and the status of its Phase II/III acne scar trial, which cannot be predicted. There is no assurance that funding in any form would be available to the Company, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon the Company’s ability to secure additional adequate financing prior to approximately the end of May 2009. If the Company does not obtain additional funding, or does not anticipate additional funding, prior to approximately the end of May 2009, the Company will likely cease operations. Further, if the Company does raise additional cash resources prior to the end of approximately May 2009, it will most likely be raised as debtor-in-possession financing in connection with a Chapter 11 bankruptcy. If the Company enters into bankruptcy, it is likely that our common stock and common stock equivalents would become severely diluted or worthless, and that our creditors will receive significantly less than what is owed to them.
Note 3—Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, deferred taxes, the provision for and disclosure of litigation and loss contingencies (see Note 7) and estimates and assumptions related to equity-based compensation expense (see Note 8). In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Actual results may differ materially from those estimates.

Change in Accounting Principle
Effective January 1, 2009, the Company implemented the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) for the presentation of and accounting for changes in the minority interests (now referred to as “noncontrolling interests”) in the company’s Consolidated Financial Statements and accompanying notes. SFAS 160 changed the manner in which noncontrolling interests were presented in the Company’s Consolidated Balance Sheet (now included as a component of consolidated stockholders’ equity) and the manner in which in income or loss attributable to noncontrolling interests is presented on the Company’s Consolidated Statements of Operations. In addition, SFAS 160 changes the manner in which changes in noncontrolling interests are accounted for. As required by SFAS 160, the presentation and disclosure changes have been applied retrospectively to the financial statements for all periods presented, and the changes in the manner in which changes in noncontrolling interests are accounted for was adopted prospectively effective January 1, 2009. The effects of the implementation of SFAS 160 were not material.
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
Concentration of Credit Risk
The Company maintains its cash primarily with major U.S. domestic banks. The amounts held in these banks may exceed the insured limit of $250,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits. Cash and cash equivalents are maintained in three financial institutions. The Company invests these funds primarily in money market accounts and demand deposit accounts.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. One foreign customer represents 88% and 94% of accounts receivable, net, at March 31, 2009 and December 31, 2008, respectively. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. At March 31, 2009, Agera’s inventory of $0.5 million consisted of $0.3 million of raw materials and $0.2 million of finished goods. At December 31, 2008, Agera’s inventory of $0.5 million consisted of $0.2 million of raw materials and $0.3 million of finished goods.
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
Debt Issue Costs
The costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in other assets and are being amortized to expense using the effective interest method over five years, through November 2009. Debt issuance costs, net of amortization, were approximately $0.4 million at March 31, 2009 and approximately $0.6 million at December 31, 2008 and were included in other current assets, net, at March 31, 2009 and December 31, 2008, in the accompanying consolidated balance sheets. The unamortized debt issue costs are classified as a current asset at March 31, 2009 and December 31, 2008 because the related debt is classified as a current liability at that date.
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
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of March 31, 2009 and December 31, 2008, the Company had no accrued interest related to uncertain tax positions.
The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At the adoption date of January 1, 2007, we had $40.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2009 and December 31, 2008, the Company had $65.1 and $63.9 million of unrecognized net deferred tax assets, the large majority of which relates to the future benefit of loss carryforwards. The Company has provided a full valuation allowance for the net deferred tax assets. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

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
At March 31, 2009, options and warrants to purchase 8.1 million shares of common stock at exercise prices ranging from $0.41 to $9.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.
At March 31, 2008, options and warrants to purchase 8.7 million shares of common stock at exercise prices ranging from $0.41 to $9.81 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.
Fair Value of Financial Instruments
The Company’s financial instruments consist of accounts receivable, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s convertible subordinated debentures were quoted at approximately 15% at December 31, 2008. Accordingly, the fair value of our convertible subordinated debentures was approximately $13.5 million at December 31, 2008. The convertible subordinated debentures traded during January 2009 at less than 5% of par value. No quote for the convertible subordinated debentures was available at March 31, 2009. The Company’s convertible subordinated debentures are publicly traded, although most recently not actively traded. The fair value of the convertible subordinated debentures are estimated based on primary factors such as (1) the most recent trade prices of the convertible subordinated debentures on or near the respective reporting period end and/or (2) the bid and ask prices of the convertible subordinated debentures at the end of the reporting period. Historically, these factors have fluctuated significantly, and these factors are expected to fluctuate in future periods.
Recently Issued Accounting Standards Not Yet Effective
In December 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. FSP FAS 132(R)-1 will not affect the company’s financial position or results of operations. The new standard solely affects the disclosure of information related to assets held by employer pension and other postretirement benefit plans.
Note 4—Agera Laboratories, Inc.
On August 10, 2006, the Company acquired 57% of the outstanding common shares of Agera Laboratories, Inc. (“Agera”). Agera is a skincare company that has proprietary rights to a scientifically-based advanced line of skincare products. Agera markets its product in both the United States and Europe. The acquisition agreement includes future contingent payments up to a maximum of $8.0 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due the selling shareholder in future periods. Approximately $0.1 million is due to the selling shareholder as of March 31, 2009. The results of Agera’s operations and cash flows have been included in the consolidated financial statements from the date of the acquisition. The assets and liabilities of Agera have been included in the consolidated balance sheet since the date of the acquisition.

Note 5— Discontinued Operations and Exit Costs
As part of the Company’s continuing efforts to evaluate the best uses of its resources, in the fourth quarter of 2006 the Company’s Board of Directors approved the closing of the Company’s United Kingdom operation. On March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility. The Company believes that substantially all costs related to the closure of the United Kingdom operation have been incurred as of March 31, 2009, excluding any potential claims or contingencies unknown or which cannot be estimated at this time (see Note 7).
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
The balance sheet components of discontinued operations as of both March 31, 2009 and December 31, 2008 are comprised of $0.2 million of accrued expenses and other current liabilities. There are no remaining assets related to discontinued operations as of March 31, 2009 and December 31, 2008.
The following sets forth the results of operations of discontinued operations for the three months ended March 31, 2009 and March 31, 2008:

	March 31,	March 31,
(in millions)	2009	2008
Net revenue	$—	$—
Gross loss	—	—
Loss on sale of Swiss campus, before foreign currency gain	—	(6.3)
Operating loss	—	(6.5)
Foreign exchange gain on substantial liquidation of foreign entity	—	2.1
Other income	—	0.1

Loss from discontinued operations	$—	$(4.3)

Note 6—Accrued Expenses
Accrued expenses are comprised of the following:

	March 31,	December 31,
	2009	2008
Accrued professional fees	$436,549	$479,943
Accrued settlement fees	325,000	325,000
Accrued compensation	28,205	17,570
Accrued interest	1,310,565	525,000
Accrued other	264,975	300,200

Accrued expenses	$2,365,294	$1,647,713

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
On April 1, 2008, the court entered an order staying the schedule set forth in its November 6, 2007 order for a period of 90 days and directing the parties (together with the parties in the Beattie action, described under “Derivative Actions,” below) to participate in mediation before a private mediator. The mediation occurred on June 2, 2008 and June 5, 2008, at which the parties reached an agreement in principle to settle the Federal Securities Litigation. On October 23, 2008, the parties executed a definitive settlement agreement. In November 2008, the Company received settlement proceeds of $5.25 million from its directors and officers liability insurance carrier, of which $4.4 million was paid to the class action plaintiffs in December 2008 in accordance with the definitive settlement agreement. The $5.25 million cash received by the Company from the directors and officers liability insurance carrier, the $4.4 million that the Company paid to the class action plaintiffs, and the $0.3 million which remains due to be paid by the Company to the derivative action plaintiffs (discussed further below) were each recorded as selling, general and administrative expense, net, for the year ended December 31, 2008 in the accompanying statement of operations. On March 25, 2009, the court entered an order and final judgment approving the settlement and dismissing the Federal Securities Litigation with prejudice. There is no accrual in the accompanying consolidated balance sheet at March 31, 2009 and December 31, 2008 with respect to the Federal Securities Litigation.

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
The mediation occurred on June 2, 2008 and June 5, 2008, at which the parties reached an agreement in principle to settle the Keene and Beattie Derivative Actions, and on January 27, 2009, the parties executed a definitive settlement agreement. At a hearing held on May 12, 2009, the court approved the settlement, and we expect the court will enter a final judgment and order in the Keene and Beattie Derivative Actions promptly. The settlementof the Keene and Beattie Derivative Actions provides for the Company to make certain payments of attorneys’ fees and expenses to counsel for Keene and Beattie. Those payments are to be made by the Company from proceeds previously received by the Company from its directors and officers liability insurance. An accrual of $0.3 million and $0.0 million has been recorded in the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively, in connection with the proposed settlement (refer to Note 2 with respect to Going Concern and likelihood of bankruptcy).
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
The Company has accrued less than $0.1 million in the accompanying consolidated financial statements as of March 31, 2009 and December 31, 2008 with respect to Mr. Tomz’s existing defense costs in dispute.
Underwriters
The Underwriters have each demanded that the Company indemnify, hold harmless and defend them with respect to the claims asserted in the putative securities actions. The total amount demanded to date is approximately $0.8 million. The Underwriters demands for indemnification were a subject of the ongoing mediation efforts described under “Federal Securities Litigation” above, and as part of the proposed settlement of the Federal Securities Litigation the Underwriters agreed to release their claims for indemnification. Accordingly, no accrual has been recorded in the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008 in connection with the Underwriters original demand of approximately $0.8 million.

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
During the first quarter of 2006, the Company received a number of complaints from certain patients who had learned of the limited re-treatment program and also learned that a number of physicians with dissatisfied patients were generating public ill-will as a result of the Company’s decision to limit the number of patients offered re-treatment and were encouraging dissatisfied patients to seek recourse against the Company. In response, in March 2006 the Company decided that it was in its best interest to address these complaints to foster goodwill in the marketplace and avoid the cost of any potential patient claims. Accordingly, the Company agreed to resolve any properly documented and substantiated patient complaints by offering to retreat the patient pursuant to the same criteria stated above or pay £1,000 (approximately US$1,750 at the time) to the patients identified to the Company as having received a sub-optimal result. In order to have qualified for re-treatment and in addition to the criteria set forth above, the patient would be treated by a physician identified by the Company who would treat these patients pursuant to a protocol. In addition, these patients must have agreed to follow-up visits and assessments of their response to treatment. No patient unlikely to benefit from Isolagen Therapy has been or would be retreated.
The Company made this offer to approximately 290 patients during late March 2006. Accordingly, the Company believed its range of liability was between £290,000 (or approximately $0.5 million at the time), assuming all 290 patients were to choose the £1,000 payment, and approximately £580,000 (or approximately $1.0 million at the time), assuming all 290 patients elected to be retreated. The estimated costs for retreatment include the cost of treatment, physician fees and other ancillary costs. The Company estimated that 60% of the patients would elect the £1,000 offer and 40% would elect to be retreated. Accordingly, the Company recorded a charge reflected under loss from discontinued operations for the three months ended March 31, 2006 of $0.7 million. During the three months ended June 30, 2006, an additional 31 patients were entered into the settlement program, resulting in an additional charge reflected in loss from discontinued operations of $0.1 million.
During the year ended December 31, 2006, payments to patients and retreatments reduced the accrual by $0.6 million. During the year ended December 31, 2007, payments and retreatments to patients reduced the accrual by approximately $0.1 million. As of December 31, 2008, the accrual, which is included in current liabilities of discontinued operations in the consolidated balance sheet, was $0.1 million. As discussed in Note 5, on March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility, and as such, treatments are no longer available in the United Kingdom, or elsewhere currently.
United Kingdom Claims
Subsequent to the Company’s public announcement regarding the closure of the United Kingdom operation, the Company received negative publicity and negative correspondence from former patients in the United Kingdom that previously received the Company’s treatment. To date, the Company received written demand by an attorney representing approximately 132 former patients, as of March 31, 2009, each claiming negligent misstatements were made and each claiming, on average, £3,500 (or approximately $5,000), plus unquantified interest and incidental expenses. The Company has responded to the written demand and is in the process of evaluating the merits of the claims. To date, no formal legal action has been brought by the attorney against the Company, and no provision has been recorded in the consolidated financial statements related to this matter.

During 2008, the Company received written correspondence from one former patient claiming physical injury allegedly from the use of Isolagen Therapy. The Company believes this claim is without merit. To date, no formal legal action has been brought by the former patient against the Company, and no provision has been recorded in the consolidated financial statements related to this matter.
NYSE Amex Noncompliance
On March 17, 2009, the Company received notice from the NYSE Amex LLC (the “Exchange”) notifying the Company it is not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (the “Company Guide”). Specifically, the Exchange staff noted that the Company sustained losses which are so substantial in relation to its overall operations or its existing financial sources that is appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. As previously disclosed, the Company received a notice from the Exchange on March 12, 2008, advising the Company that it was not in compliance with Sections 1003 (a)(i)-(iii) of the Company Guide.
On May 6, 2009, the Company was advised that due to the Company’s disclosure with respect to the likelihood of bankruptcy, effective immediately the Exchange halted trading in the Company’s common stock. The Company has been further advised that it will receive a notice from the Exchange that it intends to delist the Company’s common stock from listing on the Exchange, which delisting will occur approximately seven days from the receipt of such notification if the Company determines not to appeal such decision. If the Company’s common stock is delisted from the Exchange, the Company intends to apply to have its common stock quoted on the OTC Bulletin Board as soon as practicable after the delisting. If the Company’s common stock is delisted from the Exchange, the Company does not anticipate that the trading of its common stock will recommence prior to the Exchange’s delisting of the common stock and the Company’s quotation on the OTC Bulletin Board.
Other
The Company has not accrued in its consolidated balance sheet at March 31, 2009, nor has it expensed as research and development expense in its consolidated statements of operations for the three months ended March 31, 2009, approximately $0.5 million of charges submitted to the Company by one of its consultants. The Company disputes these charges and does not currently consider payment of these charges to be probable.
Note 8—Equity-based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation”, superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amended SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures. Further, compensation expense is recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”
The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $0.1 million and $0.2 million of compensation expense, net of tax, during the three months ended March 31, 2009 and March 31, 2008, respectively, for stock option awards to employees and directors based on the estimated fair values, at the grant dates, of the awards. In addition, refer to Equity Instruments Issued for Services for discussion below of additional stock option expense incurred by the Company in accordance with EITF 96-18.

There were no options granted for the three months ended March 31, 2009. The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $1.01 for the three months ended March 31, 2008. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months ended
March 31, 2008
Expected life (years)	5.8 years
Interest rate	3.0%
Dividend yield	—
Volatility	92%
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
There were no stock options exercised during the three months ended March 31, 2009 and March 31, 2008, respectively. A summary of option activity for the three months ended March 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2009	8,436,833	$3.04
Three months ended March 31, 2009:
Granted	—	—
Exercised	—	—
Forfeited	(320,000)	4.47

Outstanding at March 31, 2009	8,116,833	$2.98	5.18	$—

Options exercisable at March 31, 2009	6,350,826	$3.33	4.87	$—

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2009:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at January 1, 2009	2,229,171	$1.22
Granted	—	—
Vested	(303,164)	1.09
Forfeited	(160,000)
	—	1.61

Non-vested at March 31, 2009	1,766,007	$1.20

The total fair value of shares vested during the three months ended March 31, 2009 and March 31, 2008 was $0.3 million and $0.4 million, respectively. As of March 31, 2009 and December 31, 2008, there was $0.5 million and $0.7 million of total unrecognized compensation cost, respectively, related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.6 years. As of March 31, 2009 and December 31, 2008, there was $0.1 million and $0.3 million, respectively, of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost is recognized when the performance criteria within the respective performance-base option grants become probable of achievement. During the three months ended March 31, 2009, the Company recorded $ 0.1 million of stock option compensation expense in the accompanying statement of operations which related to previously granted performance-based option grants that became probable of achievement during the three months ended March 31, 2009.
2001 Stock Option and Stock Appreciation Rights Plan
Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2009, there were 2,763,500 options outstanding under the Stock Plan and 1,610,834 options were available to be issued under the Stock Plan. There were no stock options granted during the three months ended March 31, 2009. A total of 952,000 stock options were granted during the three months ended March 31, 2008 under the 2001 Stock Plan.
During the three months ended March 31, 2008, the Company issued under the 2001 Stock Plan the following ten-year life option grants to Mr. Declan Daly, Chief Executive Officer: (a) an option to purchase 350,000 shares of common stock at an exercise price of $2.36, which vests in twelve equal quarterly installments commencing March 31, 2008; and (b) a performance stock option to purchase 100,000 shares of common stock at an exercise price of $2.36 that shall vest as follows: (i) 50% of performance stock option vested upon the Company’s accepted filing of a Biologics License Application by the FDA during the three months ended March 31, 2009 and (ii) the remaining 50% of the performance stock option shall vest upon the FDA’s approval of the Company’s Biologics License Application filing; provided that Mr. Daly is the Company’s Chief Executive Officer at the time of said event.
2003 Stock Option and Stock Appreciation Rights Plan
On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2009, there were 1,480,000 options outstanding under the 2003 Stock Plan and 770,000 shares were available for issuance under the 2003 Stock Plan. No options have been granted under the 2003 Stock Plan since November 2006.
2005 Equity Incentive Plan
On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2009, there were 305,000 options outstanding and 1,712,818 shares were available for issuance under the 2005 Stock Plan. No options have been granted under the 2005 Stock Plan since June 2006.
Other Stock Options
The Company has not issued any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan since June 2006. As of March 31, 2009, there were 3,568,333 nonqualified stock options outstanding outside of the shareholder approved plans discussed above.

Modification of Stock Options
On January 7, 2008, the Company and Mr. Nicholas L. Teti, Jr. entered into a consulting and non-competition agreement (the “Consulting Agreement”), pursuant to which Mr. Teti agreed to continue as the Company’s non-executive Chairman of the Board and to become a consultant to the Company, and Mr. Teti resigned his position as Chief Executive Officer and President of the Company. Pursuant to the Consulting Agreement, Mr. Teti’s original employment agreement, dated June 5, 2006, was terminated and the parties agreed that he was owed no severance payments under the original employment agreement. Mr. Teti retained his previously issued stock options which were modified such that Mr. Teti continued to vest in accordance with the original terms, except as a non-employee. As a result of the modifications to Mr. Teti’s stock options set forth in the Consulting Agreement, the Company recorded a non-cash compensation charge during the three months ended March 31, 2008 of approximately $1.3 million related to Mr. Teti’s 1,166,665 vested stock options on the date of modification.
Further, stock compensation expense relating to the 833,335 unvested stock options Mr. Teti held at the time of modification was recorded as stock option expense over the remaining periods those stock options were earned in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” These stock options vested ratably through March 31, 2009.
Equity Instruments Issued for Services
As of March 31, 2009, the Company had outstanding 1,216,935 warrants and options issued to non-employees under consulting agreements, including the 833,335 options related to Mr. Teti, the Company’s former CEO, which were unvested at the time of modification, as discussed above. The following sets forth certain information concerning these warrants and options:

Vested
Warrants and options outstanding	1,216,935
Range of exercise prices	$1.50 – 6.00
Weighted average exercise price	$2.27
Expiration dates	2011 – 2016
Expense related to these contracts was less than $0.1 million in each three month period ended March 31, 2009 and 2008. The expense was calculated using the Black Scholes option-pricing model based on the following assumptions:

Expected life (years)	3 – 4 Years
Interest rate	1.2 – 3.0%
Dividend yield	—
Volatility	100 – 150%
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

Three Months Ended March 31, 2009

	Segment
	Isolagen Therapy	Agera	Consolidated
External revenue	$—	$158,889	$158,889
Intersegment revenue	—	—	—

Total operating revenue	—	158,889	158,889
Cost of revenue	—	63,790	63,790
Selling, general and administrative expense	1,072,068	127,496	1,199,564
Research and development expense	1,007,907	—	1,007,907
Management fee	(37,875)	37,875	—

Total operating expenses	2,042,100	165,371	2,207,471
Operating loss	(2,042,100)	(70,272)	(2,112,372)
Interest income	236	4	240
Interest expense	(972,875)	—	(972,875)

Segment loss from continuing operations	$(3,014,739)	$(70,268)	$(3,085,007)

Supplemental information related to continuing operations
Equity awards issued for services	$140,543	$—	$140,543
Amortization of debt issuance costs	187,310	—	187,310
Total assets at March 31, 2009, including assets from discontinued operations	1,639,628	869,016	2,508,644
An intercompany receivable of $1.0 million, due from the Agera segment to the Isolagen Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen, as well as Agera working capital needs provided by Isolagen, and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at March 31, 2009 are approximately $2.5 million, which includes assets of discontinued operations of less than $0.1 million.

Three Months Ended March 31, 2008

	Segment
	Isolagen Therapy	Agera	Consolidated
External revenue	$—	$217,953	$217,953
Intersegment revenue	—	—	—

Total operating revenue	—	217,953	217,953
Cost of revenue	—	170,975	170,975
Selling, general and administrative expense	3,808,108	136,730	3,944,838
Research and development expense	2,893,856	—	2,893,856
Management fee	(150,000)	150,000	—

Total operating expenses	6,551,964	286,730	6,838,694
Operating loss	(6,551,964)	(239,752)	(6,791,716)
Interest income	86,614	18	86,632
Other income	—	—	—
Interest expense	(974,810)	—	(974,810)

Segment loss from continuing operations	$(7,440,160)	$(239,734)	$(7,679,894)

Supplemental information related to continuing operations

Depreciation and amortization expense	$285,833	$81,708	$367,541
Capital expenditures	16,880	—	16,880
Equity awards issued for services	1,458,969	—	1,458,969
Amortization of debt issuance costs	187,310	—	187,310
Total assets, including assets from discontinued operations	23,030,544	5,140,477	28,171,021
Property and equipment, net	3,113,496	—	3,113,496
Intangible assets, net	528,047	3,987,955	4,516,002
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
Geographical information concerning the Company’s operations and assets is as follows:

	Revenue
	Three months ended March 31,
	2009	2008
United States	$73,490	$97,280
United Kingdom	59,044	107,510
Other	26,355	13,163

	$158,889	$217,953

During the three months ended March 31, 2009 revenue from one foreign customer and one domestic customer represented 37% and 31% of consolidated revenue, respectively. During the three months ended March 31, 2008 revenue from one foreign customer and one domestic customer represented 49% and 30% of consolidated revenue, respectively.

Note 10—Subsequent Events
The following events occurred subsequent to March 31, 2009:
Secured Promissory Notes
On April 30, 2009, the Company entered into secured promissory notes and security agreements (the “Notes”) with eight lenders pursuant to which the Company borrowed an aggregate of $0.5 in principal amount. The net proceeds were $0.4 million, net of fees and commissions. The Notes bear interest at a rate of 20% per annum with principal and interest on the Notes due on the earlier of June 20, 2009 or the date that the Company files for voluntary or involuntary bankruptcy.
If an event of default under the Notes occurs, the holders of the Notes may declare the Notes to be due and payable. An event of default will occur: (a) if the Company defaults in the payment of the Notes or any other amounts payable to the holders of the Notes; (b) if the Company defaults in the performance of or compliance with any material term contained in the agreements pursuant to which the Notes were issued and such default shall not have been remedied within five business days after written notice to the Company; or (c) if the Company defaults (as principal or guarantor or other surety) in the payment of any principal of or premium or interest on any indebtedness for borrowed money, excluding the interest due May 1, 2009 on the Company’s pre-existing subordinated notes. The default rate of interest shall be 25% per annum from the date of any event of default under the Notes.
If the Company receives debtor-in-possession financing in any bankruptcy proceeding, the holders of the Notes shall have the right to exchange the face amount of the Notes, plus any accrued but unpaid interest, into such debtor-in-possession financing on the same terms and conditions as the debtor-in-possession financing on a pari passu basis and on a dollar-for-dollar basis. The Company is required to redeem the Notes with a 25% premium on the then outstanding principal plus accrued but unpaid interest, upon the (i) receipt of proceeds from the sale of any assets of the Company or any of its subsidiaries, excluding sales in the ordinary course of business by Agera Laboratories, Inc. (“Agera”); (b) receipt of the proceeds from any insurance policy held by the Company or any of its subsidiaries or pursuant to which the Company or any of its subsidiaries are beneficiaries; and (c) receipt of proceeds from the sale of any equity of the Company or the Company subsidiaries or issuance of any indebtedness of by the Company or any of its subsidiaries. To secure the repayment of the Notes, the Company granted the holders of the Notes a security interest in and a lien on the Company’s 57% equity interest in Agera.
The Company is seeking commitments for debtor-in-possession financing in connection with the possible filing of a voluntary petition for reorganization relief under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Code”). If the Company is successful in obtaining commitments for such financing in sufficient amounts, it is likely that the Company will file such a petition. The Company currently has no legal commitments for such financing, and there is no assurance that such financing will be available to the Company on satisfactory terms, if at all. If the Company is unable to secure sufficient debtor-in-possession financing, the Company will likely cease operations and the Company may file a petition for protection from creditors under Chapter 7 of the Bankruptcy Code.
NYSE Amex Delisting Procedures
As discussed in Note 7, on May 6, 2009, the Company was advised that due to the Company’s disclosure with respect to the likelihood of bankruptcy, effective immediately the Exchange halted trading in the Company’s common stock. The Company has been further advised that it will receive a notice from the Exchange that it intends to delist the Company’s common stock from listing on the Exchange, which delisting will occur approximately seven days from the receipt of such notification if the Company determines not to appeal such decision. If the Company’s common stock is delisted from the Exchange, the Company intends to apply to have its common stock quoted on the OTC Bulletin Board as soon as practicable after the delisting. If the Company’s common stock is delisted from the Exchange, the Company does not anticipate that the trading of its common stock will recommence prior to the Exchange’s delisting of the common stock and the Company’s quotation on the OTC Bulletin Board.

Subordinated, Convertible Notes and Related Interest Payment
The Company did not make an interest payment of approximately $1.5 million that was due on May 1, 2009 to the holders of $89.7 million (as of March 31, 2009) in principal amount of subordinated notes issued by the Company. No event of default has occurred with respect to the unpaid interest because the indenture agreement governing the subordinated notes defines an interest payment default as a failure in the payment of any interest when it becomes due and payable, and continuance of such default for a period of 30 days. If the interest payment is not paid within the 30 days from May 1, 2009, or by approximately May 30, 2009, then the subordinated, convertible notes will become due upon demand.
In April 2009, certain note holders converted an additional $2.2 million of the subordinated, convertible notes into the Company’s common shares at a conversion rate of approximately $9.16 per common share (or approximately 246,600 of additional common shares issued in total), pursuant to the original terms of the subordinated, convertible notes. In May 2009, a note holder converted an additional $8.1 million of the subordinated, convertible notes into the Company’s common shares at a conversion rate of approximately $9.16 per common share (or approximately 881,250 of additional common shares issued in total), pursuant to the original terms of the subordinated, convertible notes. As of May 13, 2009, there is approximately $79.3 million of remaining principal amount of subordinated, convertible notes, which are due to be repaid as early as November 1, 2009, or earlier upon certain events of default, by the Company.
The Company does not have the cash or available resources to pay the $1.5 million of interest which was due on May 1, 2009, nor does the Company have the cash or available resources to pay the remaining $79.3 million of subordinated, convertible notes.

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
Forward-Looking Information
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Isolagen that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:
•	our ability to finance our business and continue in operations;

•	our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry, treatment of restrictive scars and burns and other health-related markets;

•	whether our clinical human trials relating to autologous cellular therapy applications for the treatment of dermal defects, gingival recession, and such other indications as we may identify and pursue can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials;

•	whether the results of our full Phase III pivotal study and our BLA filing will result in approval of our product candidate;

•	adverse results from, or changes in, any pending or threatened legal proceedings;

•	our ability to maintain NYSE Amex listing of our common stock;

•	our ability to provide and deliver any autologous cellular therapies that we may develop on a basis that is competitive with other therapies, drugs and treatments that may be provided by our competitors;

•	our ability to decrease our manufacturing costs for our Isolagen Therapy product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;

•	our ability to reduce our need for fetal bovine calf serum by improved use of less expensive media combinations and different media alternatives;

•	our ability to improve our historical pricing model;

•	our ability to meet requisite regulations or receive regulatory approvals in the United States, Europe, Asia and the Americas, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States, Europe, Asia and the Americas or any other country where we plan to conduct commercial operations;

•	a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;

•	continued availability of supplies at satisfactory prices;

•	new entrance of competitive products or further penetration of existing products in our markets;

•	the effect on us from adverse publicity related to our products or the company itself;

•	any adverse claims relating to our intellectual property;

•	the adoption of new, or changes in, accounting principles;

•	our ability to efficiently integrate our past acquisition and future acquisitions, if any, or any other new lines of business that we may enter in the future;

•	our issuance of certain rights to our shareholders that may have anti-takeover effects;

•	our dependence on physicians to correctly follow our established protocols for the safe administration of our Isolagen Therapy; and

•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2008, as well as Part II, Item 1A of this Form 10-Q.
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
Overview
We are an aesthetic and therapeutic development stage company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Isolagen Process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication utilizing the Isolagen Therapy is for the treatment of nasolabial folds/wrinkles and has recently completed Phase III clinical studies, and the related Biologics License Application (“BLA”) has been filed with the Food and Drug Administration (“FDA”). During 2009 we completed one of two Phase II/III studies for the treatment of acne scars. During 2008 we completed our open-label Phase II study related to full face rejuvenation.
We also develop and market an advanced skin care product line through our Agera Laboratories, Inc. subsidiary, in which we acquired a 57% interest in August 2006.
Going Concern and Bankruptcy
At March 31, 2009, we had cash and cash equivalents of $0.8 million and negative working capital of $(90.0) million. On April 30, 2009, we raised $0.4 million of net cash proceeds through the issuance of eight secured promissory notes (see Subsequent Events discussion below). We believe that our existing capital resources are adequate to sustain our operation through approximately May 2009, under our current, reduced operating plan.
As previously disclosed, we are currently seeking commitments for debtor-in-possession financing in connection with the possible filing of a voluntary petition for reorganization relief under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Code”). If we are successful in obtaining commitments for such financing in sufficient amounts, it is likely that we will file such a petition. We currently have no legal commitments for such financing, and there is no assurance that such financing will be available to us on satisfactory terms, if at all. If we are unable to secure commitments for sufficient debtor-in-possession financing prior to the end of May 2009, which is the date on which we expect to exhaust our existing capital resources, it is likely we will cease operations and we may file a petition for protection from creditors under Chapter 7 of the Bankruptcy Code.
As of March 31, 2009, we had $89.7 million of subordinated, convertible debt which could be called due by the debt holders as early as November 2009, or earlier upon certain events of default. Further, approximately $1.5 million of interest related to this debt was due on May 1, 2009. We did not pay the interest of $1.5 million which was on due May 1, 2009, and we do not currently have the cash or available funding to do so (see Subsequent Events discussion below with respect to this unpaid interest).

Currently the credit and equity markets both in the United States and internationally are severely contracted, which has made our task of raising additional debt or equity capital extremely difficult. In addition, the existence of the $89.7 million of subordinated, convertible debt, which could be called due as early as November 2009 by the bond holders, has made our task of raising additional debt or equity capital extremely difficult. Our ability to complete a transaction may be dependent on the status of our FDA regulatory milestones and our clinical trials, and in particular, the status of our indication for the treatment of nasolabial folds, the status of the related Biologics License Application, and the status of our Phase II/III acne scar trial, which cannot be predicted. There is no assurance that funding in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing prior to approximately the end of May 2009. If we do not obtain additional funding, or do not anticipate additional funding, prior approximately the end of May 2009, we will likely cease operations. Further, if we do raise additional cash resources prior to the end of approximately May 2009, it will most likely be raised as debtor-in-possession financing in connection with a Chapter 11 bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents would become severely diluted or worthless, and that our creditors will receive significantly less than what is owed to them.
Subsequent Events
The following events occurred subsequent to March 31, 2009:
Secured Promissory Notes
On April 30, 2009, we entered into secured promissory notes and security agreements (the “Notes”) with eight lenders pursuant to which we borrowed an aggregate of $0.5 in principal amount. The net proceeds were $0.4 million, net of fees and commissions. The Notes bear interest at a rate of 20% per annum with principal and interest on the Notes due on the earlier of June 20, 2009 or the date that we file for voluntary or involuntary bankruptcy.
If an event of default under the Notes occurs, the holders of the Notes may declare the Notes to be due and payable. An event of default will occur: (a) if we default in the payment of the Notes or any other amounts payable to the holders of the Notes; (b) if we default in the performance of or compliance with any material term contained in the agreements pursuant to which the Notes were issued and such default shall not have been remedied within five business days after written notice to us; or (c) if we default (as principal or guarantor or other surety) in the payment of any principal of or premium or interest on any indebtedness for borrowed money, excluding the interest due May 1, 2009 on our pre-existing subordinated notes. The default rate of interest shall be 25% per annum from the date of any event of default under the Notes.
If we receive debtor-in-possession financing in any bankruptcy proceeding, the holders of the Notes shall have the right to exchange the face amount of the Notes, plus any accrued but unpaid interest, into such debtor-in-possession financing on the same terms and conditions as the debtor-in-possession financing on a pari passu basis and on a dollar-for-dollar basis. We are required to redeem the Notes with a 25% premium on the then outstanding principal plus accrued but unpaid interest, upon the (i) receipt of proceeds from the sale of any of our assets or the assets of any of our subsidiaries, excluding sales in the ordinary course of business by Agera Laboratories, Inc. (“Agera”); (b) receipt of the proceeds from any insurance policy held by us or any of our subsidiaries or pursuant to which we or any of our subsidiaries are beneficiaries; and (c) receipt of proceeds from the sale of any equity of us or our subsidiaries or issuance of any indebtedness of by us or any of our subsidiaries. To secure the repayment of the Notes, we granted the holders of the Notes a security interest in and a lien on our 57% equity interest in Agera.
We are seeking commitments for debtor-in-possession financing in connection with the possible filing of a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code. If we are successful in obtaining commitments for such financing in sufficient amounts, it is likely that we will file such a petition. We currently have no legal commitments for such financing, and there is no assurance that such financing will be available to us on satisfactory terms, if at all. If we are unable to secure sufficient debtor-in-possession financing, we will likely cease operations and we may file a petition for protection from creditors under Chapter 7 of the Bankruptcy Code.

NYSE Amex Delisting Procedures
On May 6, 2009, we were advised that due to the foregoing, the NYSE Amex LLC, formerly known as the American Stock Exchange (“NYSE Amex”), would be immediately halting trading in our common stock. We were further advised that we will receive a notice from the NYSE Amex that the exchange intends to delist our common stock from listing on the NYSE Amex, which delisting will occur approximately seven days from the receipt of such notification if we determine not to appeal such decision. If our common stock is delisted from the NYSE Amex, we intend to apply to have our common stock quoted on the OTC Bulletin Board as soon as practicable after the delisting. If the our common stock is delisted from the NYSE Amex, we do not anticipate that the trading of our common stock will recommence prior to the exchange’s delisting of the common stock and our quotation on the OTC Bulletin Board.
Subordinated, Convertible Notes and Related Interest Payment
We did not make an interest payment of approximately $1.5 million that was due on May 1, 2009 to the holders of $89.7 million (as of March 31, 2009) in principal amount of subordinated notes issued by us. No event of default has occurred with respect to the unpaid interest because the indenture agreement governing the subordinated notes defines an interest payment default as a failure in the payment of any interest when it becomes due and payable, and continuance of such default for a period of 30 days. If the interest payment is not paid within the 30 days from May 1, 2009, or by approximately May 30, 2009, then our subordinated, convertible notes will become due upon demand.
In April 2009, certain note holders converted an additional $2.2 million of the subordinated, convertible notes into our common shares at a conversion rate of approximately $9.16 per common share (or approximately 246,600 of additional common shares issued in total), pursuant to the original terms of the subordinated, convertible notes. In May 2009, a note holder converted an additional $8.1 million of the subordinated, convertible notes into the Company’s common shares at a conversion rate of approximately $9.16 per common share (or approximately 881,250 of additional common shares issued in total), pursuant to the original terms of the subordinated, convertible notes. As of May 13, 2009, there is approximately $79.3 million of remaining principal amount of subordinated, convertible notes, which are due to be repaid as early as November 1, 2009, or earlier upon certain events of default, by the Company.
We do not have the cash or available resources to pay the $1.5 million of interest which was due on May 1, 2009, nor do we have the cash or available resources to pay the remaining $79.3 million of subordinated, convertible notes.
Clinical Development Programs
Our product development programs are focused on the aesthetic and therapeutic markets. These programs are supported by a number of clinical trial programs at various stages of development. Currently, under our reduced operating plan, we have suspended activity on all of our trials.
Our aesthetics development programs include product candidates to treat targeted areas or wrinkles and to provide full-face rejuvenation that includes the improvement of fine lines, wrinkles, skin texture and appearance. Our therapeutic development programs are designed to treat acne scars, restrictive burn scars and dental papillary recession. All of our product candidates are non-surgical and minimally invasive. Although the discussions below may include estimates of when we expect trials to be completed, the prediction of when a clinical trial will be completed is subject to a number of factors and uncertainties. Also, please refer to Part I, Item 1A of our Form 10-K for the year ending December 31, 2008 for a discussion of certain of our risk factors related to our clinical development programs, as well as other risk factors related to our business.

Aesthetic Development Programs
Wrinkles/Nasolabial Folds — Phase III Trials: In October 2006, we reached an agreement with the U.S. Food and Drug Administration, or FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including subject numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials evaluated the efficacy and safety of Isolagen Therapy against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. The injections were completed in January 2008 and the trial data results were disclosed in October 2008. The Phase III trial data results indicated statistically significant efficacy results for the treatment of nasolabial folds. The Phase III data analysis, including safety results, was disclosed in October 2008. We submitted the related Biologics License Application (BLA) to the FDA in March 2009. In May 2009, the FDA accepted our BLA submission for filing. The acknowledgment of the filing from the FDA does not mean that the FDA has issued a license nor does it represent any evaluation of the adequacy of the data submitted. The filing review by the FDA is only a preliminary review, and deficiencies may be indentified during the FDA’s complete review of the application.
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
Therapeutic Development Programs
Acne Scars — Phase II/III Trial: In November 2007, we commenced an acne scar Phase II/III study. This study included approximately 95 subjects. This placebo controlled trial was designed to evaluate the use of our Isolagen Therapy to correct or improve the appearance of acne scars. Each subject served as their own control, receiving Isolagen Therapy on one side of their face and placebo on the other. The subjects received three treatments two weeks apart. The follow-up and evaluation period was completed four months after each subject’s last injection. In March 2009, we disclosed certain trial data results, which included statistically significant efficacy results for the treatment of moderate to severe acne scars. Compilation of safety data and data related to the validation of the study photo guide assessment scale discussed below is ongoing and is also subject to additional financing.
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
We market and sell a skin care product line through our majority-owned subsidiary, Agera Laboratories, Inc., which we acquired in August 2006. Agera offers a complete line of skincare systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology. These skincare products can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems. Agera primarily markets its products in both the United States and Europe (primarily the United Kingdom).
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
Critical Accounting Policies
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 3 of the Notes to the Unaudited Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our critical accounting policies and estimates.
Going Concern: As disclosed in Note 2 to the Consolidated Financial Statements, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. This conclusion is based on estimates of our future spending and future funding required during 2009. We will be required to obtain additional capital in May 2009 to continue and expand our operations. There is no assurance that we will be able to obtain any such additional funding as we need to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all (refer to Going Concern and Bankruptcy discussion above). Further, if we do raise additional cash resources prior to the end of approximately May 2009, it will most likely be raised as debtor-in-possession financing in connection with a Chapter 11 bankruptcy.
At March 31, 2009, our cash and cash equivalents was $0.8 million. For the quarter ended March 31, 2009, our cash used for operations was $(2.0) million. Further, we have interest and debt due during 2009 for which we do not have the available funding to pay when due. These factors, as well as our future spending estimates, are important factors in concluding that substantial doubt exists about our ability to continue as a going concern. We believe these estimates are particularly important to the understanding of our financial position.

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
The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. This change in accounting resulted in the recognition of compensation expense of $0.1 million and $0.2 million related to our employee and director stock options for the three months ended March 31, 2009 and 2008, respectively. No stock options were granted during the three months ended March 31, 2009. During the three months ended March 31, 2008, we granted stock options to purchase 1.0 million shares of our common stock. As of March 31, 2009, there was $0.5 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.6 years. As of March 31, 2009, there was $0.1 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost is recognized when the performance criteria within the respective performance-base option grants become probable of achievement. During the three months ended March 31, 2009, we recorded $0.1 million of stock option compensation expense in the accompanying statement of operations which related to previously granted performance-based option grants that became probable of achievement during the three months ended March 31, 2009.
On January 7, 2008, we and Mr. Nicholas L. Teti, Jr. entered into a consulting and non-competition agreement (the “Consulting Agreement”), pursuant to which Mr. Teti agreed to continue as our non-executive Chairman of the Board and to become a consultant to the company, and Mr. Teti resigned his position as Chief Executive Officer and President. Mr. Teti retained his previously issued stock options which were modified such that Mr. Teti will continue to vest in accordance with the original terms, except as a non-employee. As a result of the modifications to Mr. Teti’s stock options set forth in the Consulting Agreement, we recorded a non-cash compensation charge during the three months ended March 31, 2008 of approximately $1.3 million related to Mr. Teti’s 1,166,665 vested stock options. Further, related to Mr. Teti’s 833,335 unvested stock options at the date of modification, we recorded stock option expense over the remaining periods those stock options were earned in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

Accounting for Legal Matters: As discussed in Note 7 of Notes to Unaudited Consolidated Financial Statements, set forth elsewhere in this Report, we have settled in principle our class and derivative actions. We have also received threats of litigation and demands from former patients associated with our United Kingdom operation. We intend to defend ourselves vigorously against these actions, as needed. We cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions related to our discontinued United Kingdom operation, and no provision has been recorded in our consolidated financial statements. No provision has been recorded in our consolidated financial statements related to the class and derivative actions, other than a remaining settlement accrual of approximately $0.3 million with respect to the derivative action. Generally, a loss is not recorded until it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. We expense our legal costs as they are incurred and record any insurance recoveries on such legal costs in the period the recoveries are received. Although we have not recorded a provision for loss regarding these matters, other than the $0.3 million settlement accrual discussed above, a loss could occur in a future period.
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
Results of Operations
Comparison of the three months ended March 31, 2009 and 2008
REVENUE. Revenue remained constant at approximately $0.2 million for the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009 and 2008, 37% and 49%, respectively, of Agera’s revenue were to one foreign customer. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer.
COST OF SALES. Costs of sales were $0.1 million for the three months ended March 31, 2009, as compared to $0.2 million for the three months ended March 31, 2008. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 40% for the three months ended March 31, 2009 and 78% for the three months ended March 31, 2008. The decrease in costs of sales as a percentage of revenue is due to a reserve of less than $0.1 million for excessive and/or obsolete inventory recorded during the three months ended March 31, 2008. Had no reserve been recorded during the three months ended March 31, 2008, Agera cost of sales would have been approximately 47% for the three months ended March 31, 2008. Costs of sales as a percentage of revenue also vary as a result of Agera’s product sales mix.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $2.7 million, or 70%, to $1.2 million for the three months ended March 31, 2009, as compared to $3.9 million for the three months ended March 31, 2008. The decrease in selling, general and administrative expense is primarily due to the following:
a) Employee compensation, bonuses and payroll taxes decreased by approximately $1.4 million to $0.6 million for the three months ended March 31, 2009, as compared to $2.0 million for the three months ended March 31, 2008, due primarily to the $1.3 million stock option modification charge related to our former CEO recorded during the three months ended March 31, 2008. The remaining decrease relates to reduced average headcount and reduced bonus expense recorded during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
b) Other general and administrative operating costs decreased by approximately $0.5 million to $0.7 million for the three months ended March 31, 2009, as compared to $1.2 million for the three months ended March 31, 2008 due primarily to a reduction in insurance premiums, rent and accounting fees, as well as reduced general operating expenses as we have further increased our focus on cash conservation.

c) Legal expenses decreased by approximately $0.6 million to ($0.2) million for the three months ended March 31, 2009, as compared to $0.4 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, we received $0.3 million of reimbursement from our insurance carrier as reimbursement for defense costs. If we had not received this $0.3 million reimbursement, our legal expenses would have been $0.1 million for the three months ended March 31, 2009. For the three months ended March 31, 2008, we received a $0.1 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.1 million reimbursement, our legal expenses would have been approximately $0.5 million for the three months ended March 31, 2008. As a result of the class action and derivative action settlements which occurred in late 2008, our legal expenses have decreased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
d) Travel expense decreased by approximately $0.1 million to less than $0.1 million for the three months ended March 31, 2009, as compared to $0.1 million for the three months ended March 31, 2008 due to the decrease in the number of our employees, primarily at the executive management level, and our increased focus on cash conservation.
RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $1.9 million for the three months ended March 31, 2009 to $1.0 million, as compared to $2.9 million for the three months ended March 31, 2008. The decrease of $1.9 million is primarily due to reduced consulting costs, as injections related to our Phase II/III Acne Scar trial were completed during late 2008. During the three months ended March 31, 2009, there was very little clinical trial activity other than efforts related to the filing of our BLA related to our Nasolabial Folds/Wrinkles product candidate, which occurred in March 2009.
Our historical research and development costs have been composed primarily of costs related to our efforts to gain FDA approval for our Isolagen Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Isolagen Therapy. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements.
Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the first half of 2005. We subsequently commenced preparations for a confirmatory Phase III dermal trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III dermal pivotal study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Injections related to our Phase III dermal pivotal study were completed in January 2008. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of March 31, 2009 was $55.2 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of any of our studies are not consistent with our expectations, as occurred during 2005 with respect to our pivotal Phase III dermal trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time.
LOSS FROM DISCONTINUED OPERATIONS. During the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The loss from discontinued operations decreased by approximately $4.3 million for the three months ended March 31, 2009 to less than $0.1 million, as compared to $4.3 million for the three months ended March 31, 2008.
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

INTEREST INCOME. Interest income decreased approximately $0.1 million to nearly $0.0 million for the three months ended March 31, 2009, as compared to $0.1 million for the three months ended March 31, 2008. The decrease in interest income of $0.1 million resulted principally from a decrease in the amount of cash and cash equivalents, as a result of our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy, as well as decreases in the average interest rate.
INTEREST EXPENSE. Interest expense remained constant at $1.0 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Our interest expense is related to our 3.5% convertible subordinated notes, , of which $89.7 million was outstanding at March 31, 2009, as well as the related amortization of deferred debt issuance costs of $0.2 million, for the three months ended March 31, 2009 and 2008, respectively.
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders decreased approximately $8.9 million to $3.1 million for the three months ended March 31, 2009, as compared to a net loss of $12.0 million for the three months ended March 31, 2008. This decrease in loss primarily represents the effects of the decreases in our selling, general and administrative expenses and research and development expenses, and our decrease in loss from discontinued operations, as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2009 and 2008, respectively, were as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash flows from operating activities	$(2.0)	$(5.5)
Cash flows from investing activities	—	5.8
Cash flows from financing activities	—	—
Operating Activities
Cash used in operating activities during the three months ended March 31, 2009 amounted to $2.0 million, as compared to the $5.5 million of cash used in operating activities during the three months ended March 31, 2008. The decrease in the cash used in operations of approximately $3.5 million is primarily due to our $8.9 million decrease in net loss, adjusted for the change in the level of non-cash items and changes in operating assets and liabilities of approximately $5.4 million. Our net loss, adjusted for noncash items, decreased from $5.7 million during the three months ended March 31, 2008 to approximately $2.8 million during the three months ended March 31, 2009, reflecting the change in our net loss and a $5.9 million decrease in non-cash items included in the net loss from the three months ended March 31, 2008 to the three months ended March 31, 2009. Also, during the three months ended March 31, 2009, our changes in net operating assets and liabilities resulted in a cash inflow of $0.7 million, as compared to a cash inflow of $0.2 million during the three months ended March 31, 2008, which resulted in a positive impact to cash flows of $0.5 million. For the three months ended March 31, 2009, we financed our operating cash flow needs from our cash on hand at the beginning of the period, which were primarily the result of previously completed debt and equity offerings, as well as from the proceeds of the sale of our Swiss campus in March 2008, discussed further below.
Investing Activities
Cash provided by investing activities during the three months ended March 31, 2008 amounted to approximately $5.8 million as compared to no cash provided by or used in investing activities during the three months ended March 31, 2009. Investing activities during the three months ended March 31, 2008 related primarily to the sale of our Swiss campus in March 2008 for approximately $6.4 million, net of selling costs. Of this $6.4 million, approximately $5.8 million was paid to us during the three months ended March 31, 2008, and the remaining amount due was reflected as a receivable at March 31, 2008.

Cash Flows Related to Discontinued Operations
Cash flows related to discontinued operations, which are included in the table of cash flows above, were as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash flows from operating activities	$—	$(0.1)
Cash flows from investing activities	—	5.8
Cash flows from financing activities	—	—
The cash provided by investing activities during the three months ended March 31, 2008 of $5.8 million is discussed above under “Investing Activities”.
Working Capital
At March 31, 2009, we had cash and cash equivalents of $0.8 million and negative working capital of $(90.0) million. On April 30, 2009, we raised an additional $0.4 million of net cash proceeds through the issuance of eight secured promissory notes (see Subsequent Event discussion above). We believe that our existing capital resources are adequate to sustain our operation through approximately May 2009, under our current, reduced operating plan.
As previously disclosed, we are currently seeking commitments for debtor-in-possession financing in connection with the possible filing of a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code. If we are successful in obtaining commitments for such financing in sufficient amounts, it is likely that we will file such a petition. We currently have no legal commitments for such financing, and there is no assurance that such financing will be available to us on satisfactory terms, if at all. If we are unable to secure commitments for sufficient debtor-in-possession financing, prior to the end of May 2009, which is the date on which we expect to exhaust our existing capital resources, it is likely we will cease operations and we may file a petition for protection from creditors under Chapter 7 of the Bankruptcy Code.
As of March 31, 2009, we had $89.7 million of subordinated, convertible debt which could be called due by the debt holders as early as November 2009, or earlier upon certain events of default. Further, approximately $1.5 million of interest related to this debt was due on May 1, 2009. We did not pay the interest of $1.5 million which was on due May 1, 2009, and we do not currently do not have the cash or available funding to do so (see Subsequent Event discussion above with respect to this unpaid interest and subsequent debt conversions into common shares).
Currently the credit and equity markets both in the United States and internationally are severely contracted, which has made our task of raising additional debt or equity capital extremely difficult. In addition, the existence of the $89.7 million of subordinated, convertible debt, which could be called due as early as November 2009 by the bond holders, has made our task of raising additional debt or equity capital extremely difficult. Our ability to complete a transaction may be dependent on the status of our FDA regulatory milestones and our clinical trials, and in particular, the status of our indication for the treatment of nasolabial folds, the status of the related Biologics License Application, and the status of our Phase II/III acne scar trial, which cannot be predicted. There is no assurance that funding in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing prior to approximately the end of May 2009. If we do not obtain additional funding, or do not anticipate additional funding, prior approximately the end of May 2009, we will likely cease operations. Further, if we do raise additional cash resources prior to the end of approximately May 2009, it will most likely be raised as debtor-in-possession financing in connection with a Chapter 11 bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents would become severely diluted or worthless, and that our creditors will receive significantly less than what is owed to them.

$90.0 million, 3.5% Convertible Subordinated Notes
In November 2004, we issued $90.0 million in principal amount of 3.5% convertible subordinated notes due November 1, 2024. As of March 31, 2009 and May 13, 2009, the outstanding principal balance was $89.7 million and $79.3 million, respectively.
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
The notes bear interest at an annual rate of 3.5% from the date of issuance of the notes. We pay interest twice a year, on each May 1 and November 1, until the principal is paid or made available for payment or the notes have been converted. Interest is calculated on the basis of a 360-day year consisting of twelve 30-day months. We do not currently have the cash or available funding to pay our $1.5 million of interest that was due on May 1, 2009 (refer to Going Concern and Bankruptcy discussion above).
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
The note holders will have the right to require us to repurchase their notes on November 1 of 2009, 2014 and 2019. In addition, if we experience a fundamental change (which generally will be deemed to occur upon the occurrence of a change in control or a termination of trading of our common stock), note holders will have the right to require us to repurchase their notes. In the event of certain fundamental changes that occur on or prior to November 1, 2009, we will also pay a make-whole premium to holders that require us to purchase their notes in connection with such fundamental change. We do not currently have the cash or available funding to pay our remaining principle on the notes, which may be called due as early as November 1, 2009, or earlier upon certain events of default (refer to Going Concern and Bankruptcy discussion above).
Factors Affecting Our Capital Resources
An adverse result related to our class action matter or derivative action matter (see Note 7 in Notes to Unaudited Consolidated Financial Statements) could materially, adversely affect our working capital, thereby materially impacting the financial position of the Company.
Inflation did not have a significant impact on the Company’s results during the three months ended March 31, 2009.
Off-Balance Sheet Transactions
We do not engage in material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.
Foreign Exchange Rate Risk
Primarily as the result of the sale of our Swiss campus in March 2008, we now have less than $0.1 million of foreign assets and approximately $0.2 million of foreign liabilities. We do not believe that we have significant foreign exchange rate risk at March 31, 2009.
Interest Rate Risk
As of March 31, 2009, our 3.5%, $89.7 million convertible, subordinated notes, pay interest at a fixed rate and, accordingly, we are not exposed to interest rate risk as a result of this debt. The fair value of our $90.0 million convertible, subordinated notes has varied significantly based upon, among other factors, the price of our common stock and current interest rates on similar instruments.
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

We will most likely file for bankruptcy in the very near term. We will need to raise substantial additional capital to fund our operations through the very near term and through commercialization of our product candidates, and we do not have any commitments for that capital.
At March 31, 2009, we had cash and cash equivalents of $0.8 million and negative working capital of $(90.0) million. On April 30, 2009, we raised an additional $0.4 million of net cash proceeds through the issuance of eight secured promissory notes (see Subsequent Event discussion below). We believe that our existing capital resources are adequate to sustain our operation through approximately May 2009, under our current, reduced operating plan.
We are currently seeking commitments for debtor-in-possession financing in connection with the possible filing of a voluntary petition for reorganization relief under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Code”). If we are successful in obtaining commitments for such financing in sufficient amounts, it is likely that we will file such a petition. We currently have no legal commitments for such financing, and there is no assurance that such financing will be available to us on satisfactory terms, if at all. If we are unable to secure commitments for sufficient debtor-in-possession financing, prior to the end of May 2009, which is the date on which we expect to exhaust our existing capital resources, we will likely we will cease operations and we may file a petition for protection from creditors under Chapter 7 of the Bankruptcy Code.
As of March 31, 2009, we had $89.7 million of subordinated, convertible debt which could be called due as early as November 2009, at the option of the bond holders, or earlier upon certain events of default. Further, approximately $1.5 million of interest related to this debt was due on May 1, 2009. We did not pay the interest of $1.5 million which was on due May 1, 2009, and we do not currently have the cash or available funding to do so.
Currently the credit and equity markets both in the United States and internationally are severely contracted, which has made our task of raising additional debt or equity capital extremely difficult. In addition, the existence of the $89.7 million of subordinated, convertible debt, which could be called due as early as November 2009 by the bond holders, or earlier upon certain events of default, has made our task of raising additional debt or equity capital extremely difficult. Our ability to complete a transaction may be dependent on the status of our FDA regulatory milestones and our clinical trials, and in particular, the status of our indication for the treatment of nasolabial folds, the status of the related Biologics License Application, and the status of our Phase II/III acne scar trial, which cannot be predicted. There is no assurance that funding in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing prior to approximately the end of May 2009. If we do not obtain additional funding, or do not anticipate additional funding, prior approximately the end of May 2009, we will likely cease operations. Further, if we do raise additional cash resources prior to the end of approximately May 2009, it will most likely be raised as debtor-in-possession financing in connection with a Chapter 11 bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents would become severely diluted or worthless, and that our creditors will receive significantly less than what is owed to them.
We are not in compliance with the NYSE Amex’s continued listing standards and, as a result, we will likely be delisted from the NYSE Amex.
On May 6, 2009, we were advised that due to our financial status, the NYSE Amex would immediately halt trading in our common stock. We were further advised that we will receive a notice from the NYSE Amex that the exchange intends to delist our common stock from listing on the NYSE Amex, which delisting will occur approximately seven days from the receipt of such notification if we determine not to appeal such decision. If our common stock is delisted from the NYSE Amex, we intend to apply to have our common stock quoted on the OTC Bulletin Board as soon as practicable after the delisting. If the our common stock is delisted from the NYSE Amex, we do not anticipate that the trading of our common stock will recommence prior to the exchange’s delisting of the common stock and our quotation on the OTC Bulletin Board.

ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

10.1	Form of secured promissory note and security agreement between Isolagen, Inc. and certain lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.
Date: May 15, 2009	By:	/s/ Todd J. Greenspan
Todd J. Greenspan, Chief Financial Officer
(Principal Financial Officer)