Form 10-Q
period 2009-06-30
ISOLAGEN INC
filed 2009-08-12
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 7, 2009, issuer had 42,820,380 shares of issued and 38,820,380 shares outstanding common stock, par value $0.001.

PART I — FINANCIAL INFORMATION
Isolagen, Inc.
(Debtor-in-Possession)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,039,566	$2,854,300
Accounts receivable, net	240,917	338,850
Inventory, net	447,449	467,246
Prepaid expenses	376,119	738,652
Other current assets	—	624,365
Current assets of discontinued operations, net	16,248	29,992

Total current assets	2,120,299	5,053,405
Other assets	118,992	—

Total assets	$2,239,291	$5,053,405

Liabilities, Minority Interests and Shareholders’ Deficit
Current liabilities:
Current debt	$24,705	$90,072,286
Accounts payable	175,879	415,909
Accrued expenses	484,873	1,647,713
Deferred revenue	—	7,522
Liabilities subject to compromise	82,346,119	—
Prepetition secured loan, subject to compromise	500,471	—
Debtor-in-possession loan	1,000,000	—
Current liabilities of discontinued operations	226,142	209,458

Total current liabilities	84,758,189	92,352,888
Other long term liabilities of continuing operations	1,114,836	1,171,638

Total liabilities	85,873,025	93,524,526

Commitments and contingencies (see Note 12)

Equity
Isolagen, Inc. shareholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized	—	—
Series C junior participating preferred stock, $.001 par value; 10,000 shares authorized	—	—
Common stock, $.001 par value; 100,000,000 shares authorized	42,820	41,639
Additional paid-in capital	142,407,206	131,341,227
Treasury stock, at cost, 4,000,000 shares	(25,974,000)	(25,974,000)
Accumulated deficit during development stage	(200,278,450)	(194,057,337)

Total Isolagen, Inc. shareholders’ deficit	(83,802,424)	(88,648,471)

Noncontrolling interest	168,690	177,350

Total equity deficit	(83,633,734)	(88,471,121)

Total liabilities and equity deficit	$2,239,291	$5,053,405

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(Debtor-in-Possession)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Revenue
Product sales	$248,991	$271,721
License fees	—	—

Total revenue	248,991	271,721
Cost of sales	107,929	147,787

Gross profit	141,062	123,934

Selling, general and administrative expenses	1,068,851	2,211,562
Research and development expenses	485,300	3,251,355

Operating loss	(1,413,089)	(5,338,983)
Other income (expense)
Interest income	7	46,886
Reorganization items	(593,204)	—
Interest expense	(969,200)	(974,810)

Loss from continuing operations	(2,975,486)	(6,266,907)
Loss from discontinued operations, net of tax (see Notes 7 and 9)	(142,780)	(153,408)

Net loss	(3,118,266)	(6,420,315)
Plus: Net loss (income) attributable to noncontrolling interest	(5,269)	21,910

Net loss attributable to Isolagen, Inc. common shareholders	(3,123,535)	(6,398,405)

Per share information:
Loss from continuing operations—basic and diluted	$(0.08)	$(0.17)
Loss from discontinued operations—basic and diluted	—	—
Loss attributable to Noncontrolling interest	—	—

Net loss attributable to common shareholders per common share—basic and diluted	$(0.08)	$(0.17)

Weighted average number of basic and diluted common shares outstanding	38,384,120	37,639,492

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(Debtor-in-Possession)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
	Six Months Ended		inception) to
	June 30,		June 30,
	2009	2008	2009
Revenue
Product sales	$407,880	$489,674	$4,688,254
License fees	—	—	260,000

Total revenue	407,880	489,674	4,948,254
Cost of sales	171,719	318,762	2,026,915

Gross profit	236,161	170,912	2,921,339

Selling, general and administrative expenses	2,268,415	6,156,400	83,646,561
Research and development expenses	1,493,207	6,145,211	55,655,358

Operating loss	(3,525,461)	(12,130,699)	(136,380,580)
Other income (expense)
Interest income	247	133,518	6,989,538
Reorganization items	(593,204)	—	(593,204)
Other income	—	—	322,581
Interest expense	(1,942,075)	(1,949,620)	(18,500,155)

Loss from continuing operations before income taxes	(6,060,493)	(13,946,801)	(148,161,820)
Income tax benefit	—	—	190,754

Loss from continuing operations	(6,060,493)	(13,946,801)	(147,971,066)
Loss from discontinued operations, net of tax (see Notes 7 and 9)	(169,280)	(4,477,021)	(41,307,514)

Net loss	(6,229,773)	(18,423,822)	(189,278,580)
Deemed dividend associated with beneficial conversion	—	—	(11,423,824)
Preferred stock dividends	—	—	(1,589,861)
Plus: Net loss attributable to noncontrolling interest	8,660	60,495	2,013,815

Net loss attributable to Isolagen, Inc. common shareholders	$(6,221,113)	$(18,363,327)	$(200,278,450)

Per share information:
Loss from continuing operations—basic and diluted	$(0.16)	$(0.37)	$(8.50)
Loss from discontinued operations—basic and diluted	—	(0.12)	(2.37)
Loss attributable to noncontrolling interest	—	—	0.12
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(0.66)
Preferred stock dividends	—	—	(0.09)

Net loss attributable to common shareholders per common share—basic and diluted	$(0.16)	$(0.49)	$(11.50)

Weighted average number of basic and diluted common shares outstanding	38,027,838	37,639,525	17,412,495

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(Debtor-in-Possession)
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

											Accumulated
	Series A		Series B								Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000

Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock – 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100

Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815

Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock – 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock – 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(6,221,113)	(8,660)	(6,229,773)

Comprehensive loss for six months ended June 30, 2009	—	—	—	—	—	—	—	—	—	—	—	—	(6,229,773)

Balance 06/30/09	—	$—	—	$—	42,820,380	$42,820	$142,407,206	4,000,000	$(25,974,000)	$—	$(200,278,450)	$168,690	$(83,633,734)

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(Debtor-in-Possession)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			Period from
			December 28,
			1995 (date of
			inception) to
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(6,221,113)	$(18,363,327)	$(187,264,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Expense related to equity awards	253,159	1,715,420	10,278,705
Uncompensated contribution of services	—	—	755,556
Depreciation and amortization	—	719,762	9,091,990
Provision for doubtful accounts	(1,925)	(3,746)	335,384
Provision for excessive and/or obsolete inventory	(16,745)	59,972	73,597
Amortization of debt issue costs	803,187	374,619	3,925,017
Amortization of debt discounts on investments	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	6,326,855	17,668,477
Foreign exchange loss (gain) on substantial liquidation of foreign entity	35,714	(2,133,905)	(2,250,706)
Net loss attributable to non-controlling interests	(8,660)	(60,495)	(2,013,815)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease in restricted cash	—	451,382	—
Decrease (increase) in accounts receivable	99,859	22,276	(83,303)
Decrease (increase) in other receivables	8,344	(116,675)	203,690
Decrease (increase) in inventory	36,542	14,503	(448,283)
Decrease (increase) in prepaid expenses	366,533	187,639	(227,323)
Decrease (increase) in other assets	(118,992)	(12)	64,449
Increase (decrease) in accounts payable	(176,477)	363,202	111,763
Increase (decrease) in accrued expenses, liabilities subject to compromise and other liabilities	1,868,952	(1,221,434)	3,312,342
Decrease in deferred revenue	(7,522)	—-	(50,096)

Net cash used in operating activities	(3,079,144)	(11,663,964)	(147,026,304)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	(6,679)	(2,016,520)
Purchase of property and equipment	—	(29,892)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	6,444,153	6,542,434
Purchase of investments	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	153,507,000

Net cash provided by (used in) investing activities	—	6,407,582	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	12,931,800
Proceeds from the issuance of common stock, net	—	—	93,753,857
Costs associated with secured loan and debtor-in-possession loan	(178,822)	—	(178,822)
Proceeds from secured loan	500,471	—	500,471
Proceeds from debtor-in-possession loan	1,000,000	—	1,000,000
Principle payments on insurance loan	(47,582)	—	(62,918)
Cash dividends paid on preferred stock	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	(38,108)
Merger and acquisition expenses	—	—	(48,547)
Repurchase of common stock	—	—	(26,024,280)

Net cash provided by financing activities	1,274,067	—	168,585,727

Effect of exchange rate changes on cash balances	(9,657)	(82,914)	(39,288)
Net increase (decrease) in cash and cash equivalents	(1,814,734)	(5,339,296)	1,039,566
Cash and cash equivalents, beginning of period	2,854,300	16,590,720	—

Cash and cash equivalents, end of period	$1,039,566	$11,251,424	$1,039,566

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,575,000	$12,715,283

Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$11,423,824

Preferred stock dividend	—	—	1,589,861

Uncompensated contribution of services	—	—	755,556

Common stock issued for intangible assets	—	—	540,000

Common stock issued in connection with conversion of debt	10,814,000	—	10,814,000

Equipment acquired through capital lease	—	—	167,154

Financing of insurance premiums	—	—	87,623

Increase in receivable in connection with sale of Swiss property	$—	$49,115	$27,125

The accompanying notes are an integral part of these consolidated financial statements.

Isolagen, Inc.
(Debtor-in-Possession)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Note 1—Basis of Presentation, Business and Organization
Isolagen, Inc. (“Isolagen”), a Delaware corporation, is the parent company of Isolagen Technologies, Inc., a Delaware corporation (“Isolagen Technologies”) and Agera Laboratories, Inc., a Delaware corporation (“Agera”). Isolagen Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”). The common stock of the Company, par value $0.001 per share, (“Common Stock”) had been traded on the NYSE Amex exchange (formerly known as the American Stock Exchange or “AMEX”) under the symbol “ILE” until trading was halted on May 6, 2009 (see Note 12).
As more fully discussed in Note 2 — Proceedings Under Chapter 11 of the Bankruptcy Code, on June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc. (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware under case numbers 09-12072 (MFW) and 09-12073 (MFW) (jointly administered for procedural purposes before the Bankruptcy Court under case number 09-12072 (MFW)). The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.
The Company is an aesthetic and therapeutic company focused on developing novel skin and tissue rejuvenation products. The Company’s clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burns with a patient’s own, or autologous, fibroblast cells produced in the Company’s proprietary Isolagen Process. The Company also markets an advanced skin care line with broad application in core target markets through its Agera subsidiary.
The Company acquired 57% of the outstanding common shares of Agera on August 10, 2006. Agera offers a complete line of skincare systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology. These technologically advanced skincare products can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems. Agera markets its product in both the United States and Europe (primarily the United Kingdom). The results of Agera’s operations and cash flows have been included in the consolidated financial statements from the date of the acquisition. The assets and liabilities of Agera have been included in the consolidated balance sheet since the date of the acquisition. In October 2006, the Company reached an agreement with the FDA on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds. The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Pursuant to this assessment process, the FDA has agreed that the Company’s study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is acceptable to the FDA to form the basis of an efficacy claim for a marketing application. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of Isolagen Therapy against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. The Company completed enrollment of the study and commenced injection of subjects in early 2007. All injections were completed in January 2008 and top line results from this trial were publically announced in August 2008. The data analysis, including safety data, was publically released in October 2008. The related Biologics License Application was submitted to the FDA in March 2009. In May 2009, the Company announced that the FDA had completed its initial review of the Company’s Biologics License Application (“BLA”) related to its Nasolabial Fold/Wrinkles product candidate and that the FDA has accepted (or filed) the BLA for full review. The FDA’s filing review was only a preliminary review, and deficiencies may be identified during full review of the BLA. Also, the acknowledgment of filing by the FDA does not mean that the FDA has issued a license, nor did the FDA represent any evaluation of the adequacy of the data submitted.

During 2006 and prior, the Company sold its aesthetic product primarily in the United Kingdom. However, during the fourth quarter of fiscal 2006, the Company decided to close the United Kingdom operation. The Company completed the closure of the United Kingdom operation on March 31, 2007, and as of March 31, 2007, the United Kingdom, Swiss and Australian operations were presented as discontinued operations for all periods presented, as more fully discussed in Note 9.
Through June 30, 2009, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2009. During the three months ended June 30, 2009, the Company financed its operations primarily through (1) $0.5 million of gross pre-petition loan borrowings from certain lenders (the “Pre-Petition Secured Lenders”), executed on April 30, 2009 and which is secured by the Company’s 57% ownership interest in Agera Laboratories, Inc. and (2) through debtor-in-possession financing, of which $1.0 million was outstanding as of June 30, 2009 and a remaining $1.75 million available for borrowing as of June 30, 2009. However, the Company requires additional financing. As a result, as described in Note 6, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to operate profitably is largely contingent upon its (i) success in obtaining exit financing from bankruptcy, as well as its ability to obtain additional financing if it is able to exit bankruptcy, (ii) obtaining regulatory approval to sell one or a variety of applications of the Isolagen Therapy, (iii) successful development of markets for its products and (iv) development of profitable scalable manufacturing processes. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. In addition, even if the Company were to obtain the capital it requires, no assurance can be given that the Company will be able to obtain necessary regulatory approvals, successfully develop the markets for its products or develop profitable manufacturing methods in the future. Refer to Note 6 for discussion of the existence of substantial doubt about the Company’s ability to continue as a going concern. Also as discussed in Note 2 — Proceedings Under Chapter 11 of the Bankruptcy Code, the Debtors have filed for Chapter 11 reorganization, and the ability to exit Chapter 11 as a reorganized entity is subject to numerous uncertainties, including uncertainties related to the funding of the Chapter 11 process, risk related to potential objections from the Debtors’ creditors and/or equity holders and risks related to any determinations made by the Bankruptcy Court with respect to the Debtors’ Plan of Bankruptcy.
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
The consolidated financial statements and notes thereto presented herein are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2009, and the results of its operations for the three and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009 and the cumulative period from December 28, 1995 (date of inception) to June 30, 2009. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.
Note 2. Proceedings Under Chapter 11 of the Bankruptcy Code
On June 15, 2009 (the “Petition Date”), Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc. (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) under case numbers 09-12072 (MFW) and 09-12073 (MFW) (jointly administered for procedural purposes before the Bankruptcy Court under case number 09-12072 (MFW)).
The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.
Isolagen, Inc. and Isolagen Technologies, Inc. filed for reorganization under Chapter 11 in an effort to restructure their balance sheets and access new working capital while continuing to operate in the ordinary course of business. The Debtors have incurred losses since their inception, have never generated significant revenue from commercial sales of their products, and have never been profitable. The Debtors are focused on product development, and have expended significant resources on clinical trials, personnel and research and development. The Debtors’ consolidated net losses for the years ended 2008 and 2007 were $31.4 million and $35.6 million, respectively. As of December 31, 2008, the Debtors had an accumulated development stage net loss attributable to common shareholders of $194.1 million. The Debtors previously failed the Phase III wrinkle trials in 2005. The Debtors utilized their remaining cash resources, at the time, to re-design and re-perform the Phase III trials. These funds were originally planned to be utilized for a commercial launch had the Phase III trials been successful and the product candidate approved by the FDA. The Debtors successfully completed the re-performed new Phase III trials in late 2008 under a new management team; however, the Debtors were in an untenable financial position due to the Debtors’ remaining cash position and $90 million of debt then due as early as November 2009—these financial difficulties were further compounded by unprecedented economic downturns with respect to the equity and credit markets. Accordingly, Isolagen, Inc. did not make an interest payment of approximately $1.5 million that was due on May 1, 2009, to the holders of approximately $87.3 million in principal amount of subordinated, convertible notes, which notes are currently in default of the related indenture. Isolagen, Inc. did not, and does not, have the cash or available resources to pay the $1.5 million of interest that was due on May 1, 2009, or to pay the $87.3 million in principal amount of subordinated, convertible notes outstanding as of May 1, 2009, which could be called due as early as November 1, 2009, or earlier in the event of a default (see Note 11).

As debtors in possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Debtors’ foreign subsidiaries, with operations outside of the U.S., are not included in the Chapter 11 proceedings, nor is Agera, the Company’s 57% owned subsidiary. The Company’s ownership interest in Agera serves as collateral on a pre-petition loan. The pre-petition loan balance is approximately $0.5 million, and was due on the date that Isolagen, Inc. filed for relief under Chapter 11, or June 15, 2009. As such, the Company is technically in default of this loan. It is expected, that if the Debtors’ currently-filed Plan of Reorganization is confirmed and becomes effective, the loan balance and interest thereon will be converted into equity ownership of the reorganized debtor upon exit from bankruptcy.
On July 6, 2009, the Debtors received final Bankruptcy Court approval to access their debtor-in-possession (“DIP”) Credit Facility of up to $2.75 million, subject to upward adjustment at the discretion of the lenders. The DIP Credit Facility is being used to fund operations during the reorganization process, including the payment of post-petition ordinary course trade, bankruptcy and other payables, the payment of certain permitted pre-petition claims, working capital needs, and for other general corporate purposes, all in accordance with the Bankruptcy Court-approved budget.
Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Although the Debtors have filed a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan proposed by the Debtors will be confirmed by the Bankruptcy Court, or that any such plan will be successfully implemented.
Under the Bankruptcy Code, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Due to the timing of the Chapter 11 proceedings, the Company cannot currently estimate or anticipate what impact the rejection and subsequent claims of executory contracts may have on the reorganization process.
On June 30, 2009, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by their books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process, and a bar date for filing claims has been established as July 31, 2009 (or such later date as provided in the Bankruptcy Court Order establishing the bar date). As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Under the terms of the Debtors’ currently-filed Plan of Reorganization, most pre-petition, general unsecured claims will be satisfied through the distribution of the claimant’s respective share of 1% of the common stock of the Reorganized Debtors, subject to dilution by exit financing.
The United States Trustee has not appointed an unsecured creditors committee. If such a committee is appointed in the future, the official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.
At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The Debtors have sought the Bankruptcy Court’s approval of a process for confirmation of the Plan of Reorganization (“Plan of Reorganization” or “Bankruptcy Plan”) that will allow the Debtors to exit bankruptcy through a confirmed and effective plan on or around the end of August 2009. The Debtors’ future results are dependent upon the confirmation and implementation, on a timely basis, of a Plan of Reorganization, as well as their ability to successfully finance their operations thereafter.

General Framework of the Bankruptcy Plan
As is set forth more fully in the Bankruptcy Plan, and should the Debtors emerge from Chapter 11 bankruptcy, the holders of the DIP Facility claims have agreed that, in lieu of accepting cash on account of their DIP Credit Facility, the DIP lenders shall receive, together with the Pre-Petition Secured Lenders, their pro rata share of up to 61% of the common stock of the reorganized Company, subject to dilution by additional exit financing. In addition, pursuant to the settlements and compromises set forth in the Bankruptcy Plan, the DIP Lenders and the Pre-Petition Lenders had agreed to give 1% of the value of their common stock in the reorganized Company to the holders of the pre-petition common stock, subject to dilution by any exit financing, which would have been effected through a 333 shares to 1 reverse stock split. The Office of the United States Trustee objected to this distribution to the holders of the pre-petition common stock, given that the unsecured creditors, who have priority over the holders of the pre-petition commons stock, would not receive satisfaction in full for their claims. The Debtors, in consultation with the DIP Lenders and the Pre-Petition Lenders have revised the plan to remove the distribution to pre-petition holders of common stock, and as such, it is anticipated that the holders of the pre-petition common stock will receive no distribution and that their common stock will become worthless. The DIP Lenders and the Pre-Petition Secured Lenders have agreed to compensate Viriathus Capital, an investment bank, or its assignee, with 10% of such parties pro rata distribution of the common stock of the reorganized Company.
The holders of allowed other secured claims are not impaired and will be paid in full under the Bankruptcy Plan. Each holder of allowed claims arising from or relating to the pre-petition 3.5% subordinated, convertible notes outstanding shall each receive a pro rata share of an unsecured note in the principal amount of $6 million (the “New Note”) and a pro rata share of 33% of the common stock of the reorganized Company, subject to dilution by the exit financing.
Under the Bankruptcy Plan, the Debtors’ general unsecured trade creditors, whose purported claims total approximately $1.0 million, will receive, in full and final satisfaction, settlement, release and discharge of and in exchange for such allowed general unsecured claim, their pro rata portion of 1% of the common stock or the reorganized Company, subject to dilution by the exit financing. Under the Bankruptcy Plan, management of the reorganized Company will receive the remaining 5% of the common stock of the reorganized Company, subject to dilution by the exit financing.
Finally, no distributions shall be made under the Bankruptcy Plan on account of intercompany claims, and any and all liability on account of such intercompany claims shall be deemed discharged. All existing common stock options and common stock warrants will be cancelled, under the Bankruptcy Plan. The Debtors will seek a determination from the Bankruptcy Court that the issuance of the common stock under the Bankruptcy Plan shall be exempt from registration under the Securities Act and any state or local law, pursuant to section 1145 of the Bankruptcy Code, although the Company cannot guarantee that all of the common stock of the reorganized Debtor will be exempt from registration under the Securities Act and any state or local law.
The Debtors believe that absent the concessions of senior creditors memorialized in the Plan of Reorganization, the Debtors would be unable to make any meaningful distribution to unsecured creditors. All terms in the Plan of Reorganization remain subject to Bankruptcy Court approval, and may be modified at any time in advance of confirmation (or thereafter in accordance with the terms of the Plan of Reorganization and the confirmation order). The summary of the terms of the Plan of Reorganization set forth herein is subject to, and qualified in its entirety by, the terms of the Plan of Reorganization itself. In no event shall the summary set forth herein, or the possible distributions referenced herein and set forth in the Plan of Reorganization, be interpreted, or relied upon, as a guaranty or warranty that the distributions will be made by the Debtors to any creditor or shareholder.
The ultimate recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a Plan of Reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Debtors urge that appropriate caution be exercised with respect to existing and future investments in any of these securities.

Financial Reporting by Entities in Reorganization under the Bankruptcy Code
American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending June 30, 2009. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the Bankruptcy Plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows, or related notes thereto. Subsequent to the Chapter 11 filings, the Debtors will record post-petition interest expense on its prepetition obligations only to the extent it believed the interest will be paid during the bankruptcy proceeding or that is probable that the interest will be an allowed claim. The Company currently believes that it is probable that its pre-petition and post-petition interest will be allowed claims. The Company adopted SOP 90-7 effective in June 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.
Note 3. Debtors’ Financial Information
The unaudited condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor, including certain amounts and activities between Debtors and non-debtor subsidiaries of the Company which are eliminated in the unaudited condensed consolidated financial statements. The unaudited condensed combined financial statements of the Debtors are presented as follows:
ISOLAGEN, INC. AND SUBSIDIARY
DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS
(Unaudited, in thousands)

For the Period
From June 15,
2009 Through
June 30, 2009

OPERATING EXPENSES:
Research and development	$68
General and administrative	187
Other (income) expense, net	(0)

255

Operating loss	(255)

INTEREST EXPENSE	123
REORGANIZATION ITEMS, net (Note 4)	472

NET LOSS	$(850)

The unaudited condensed consolidated statements of operations also includes Reorganization items, net, $0.5 million (consisting primarily of professional fees) for the period from June 15, 2009 through June 30, 2009.

DEBTORS’ CONDENSED COMBINED BALANCE SHEET
(Unaudited, in thousands)

June 30,
2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$877
Prepaid expenses	310

Total current assets	1,187

OTHER ASSETS:
Intercompany receivable	931
Other	116

Total other assets	1,047

Total assets	$2,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Current debt	$25
Accounts payable	157
Accrued expenses, other	454
Prepetition secured loan, subject to compromise	500
Debtor-in-possession loan	1,000
Liabilities subject to compromise	82,346

Total current liabilities	84,482
Other long-term liabilities	426

Total liabilities	84,908

STOCKHOLDERS’ DEFICIT
Total stockholders’ deficit	(82,674)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,234

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

For the Period
From June 15,
2009 Through
June 30, 2009
CASH RECEIPTS:
Third party receipts	$4
Borrowings, net, under DIP Credit Facility	986

Total cash receipts	990
CASH DISBURSEMENTS:
Financing costs, fees and interest	(100)
Payroll and benefits	(40)
Other disbursements	(2)

Total cash disbursements	(142)

Net cash flow	848
CASH AT BEGINNING OF PERIOD:	29

CASH AT END OF PERIOD:	$877

Note 4. Reorganization Items
Reorganization items represent amounts the Company incurred as a result of Chapter 11 and are presented separately in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2009, the following have been incurred:

For the
Three Months Ended
(000’s omitted)	June 30, 2009

Professional fees	$199
Debt Issuance costs related To DIP Facility	113
Other debt issuance costs	281

Total reorganization items	$593

Cash paid for reorganization items during the three months ended June 30, 2009 was $0.2 million. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
Note 5. Liabilities Subject to Compromise
Under U.S. bankruptcy law, actions by creditors to collect indebtedness the Company owes prior to the petition date of June 15, 2009 are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without relief from the Bankruptcy Court. The Company has received approval from the Bankruptcy Court to pay certain pre-petition liabilities. All pre-petition liabilities of the Debtors have been classified as liabilities subject to compromise in the accompanying unaudited consolidated balance sheet as of June 30, 2009. Adjustments to these amounts may result from negotiations, payments authorized by the Bankruptcy Court, rejection of executory contracts including leases or other events. Amounts that the Company has recorded may ultimately be different than amounts filed by our creditors under the Bankruptcy Court claims reconciliation and resolution process.
The following table summarizes the components of the liabilities classified as Liabilities Subject To Compromise in the accompanying unaudited consolidated balance sheet as of June 30, 2009 (in thousands):

June 30,
2009
Accounts payable	$64
Accrued interest payable	1,935
Accrued expenses	1,161
Convertible, subordinated debt	79,186

Total liabilities subject to compromise	$82,346

Note 6. Going Concern
The Debtors are currently operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going-concern is contingent upon, among other things, the Debtors’ ability to (i) obtain confirmation of a plan of reorganization under the Bankruptcy Code and (ii) obtain financing sources to meet our future obligations and to fund future losses. The Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will available on terms satisfactory to the Company, or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, a reorganization could materially change amounts reported in the Company’s consolidated financial statements, and the accompanying consolidated financial statements do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under Chapter 11 of the Bankruptcy Code. If the Company does not obtain additional funding, or does not anticipate additional funding, prior to approximately the end of August 2009, the Company may cease operations and the Chapter 11 bankruptcy may be converted into a Chapter 7 bankruptcy.

Note 7—Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, deferred taxes, the provision for and disclosure of litigation and loss contingencies (see Note 12) and estimates and assumptions related to equity-based compensation expense (see Note 13). In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Actual results may differ materially from those estimates.
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
Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity is removed from the separate component of equity and is reported as a gain or loss for the period during which the sale or liquidation occurs. During March 2008, the Company substantially liquidated the assets of the Company’s Swiss entity (in connection with the sale of the Company’s Swiss campus; see Assets of Discontinued Operations Held for Sale below). As such, the amount of the accumulated foreign currency translation adjustment account in stockholders’ deficit which related to the Company’s Swiss franc assets and liabilities was removed from equity by recording income of $2.1 million, which is included in loss from discontinued operations in the accompanying consolidated statement of operations for the three and six months ended June 30, 2008.

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.
Concentration of Credit Risk
As of June 30, 2009, the Company maintains the majority of its cash primarily with one major U.S. domestic bank. The amounts held in this bank exceeds the insured limit of $250,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits. Cash and cash equivalents of approximately $0.2 million, related to Agera and the Company’s Swiss subsidiary, is maintained in two separate financial institutions. The Company invests these funds primarily in demand deposit accounts.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. One foreign customer represents 78% and 94% of accounts receivable, net, at June 30, 2009 and December 31, 2008, respectively. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.
Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. At June 30, 2009, Agera’s inventory of $0.4 million consisted of $0.2 million of raw materials and $0.2 million of finished goods. At December 31, 2008, Agera’s inventory of $0.5 million consisted of $0.2 million of raw materials and $0.3 million of finished goods.
Assets of discontinued operations held for sale
In April 2005, the Company acquired land and a two-building, 100,000 square foot campus (the “Swiss campus”) in Bevaix, Canton of Neuchâtel, Switzerland. In March 2008, the Company sold its Swiss campus to a third party for approximately $6.4 million, net of transaction costs. The net book value of the Swiss campus on the date of sale was approximately $12.7 million (or $10.6 million, net of the related cumulative foreign currency translation gain of approximately $2.1 million, as discussed in Foreign Currency Translation above). In connection with this sale of the Swiss campus, the Company recorded a net loss of $4.2 million which is reflected in loss from discontinued operations in the accompanying consolidated statement of operations for the three and six months ended June 30, 2008 (refer to Note 9 for further detail related to the net loss on the sale of the Swiss campus).
Debt Issue Costs
As of December 31, 2008, the costs incurred in issuing the Company’s 3.5% Convertible Subordinated Notes, including placement agent fees, legal and accounting costs and other direct costs are included in other assets and are being amortized to expense using the effective interest method over five years, through November 2009. During the three and six months ended June 30, 2009, the remaining debt issuance costs associated with the Company’s 3.5% Convertible Subordinated Notes as of the petition date were expensed to Reorganization Items in the accompanying consolidated statement of operations. Debt issuance costs, net of amortization, of zero at June 30, 2009 and $0.6 million at December 31, 2008 and were included in other current assets, net, in the accompanying consolidated balance sheets. The unamortized debt issue costs were classified as a current asset at December 31, 2008 because the related debt was classified as a current liability at that date.

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
Stock-based compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures. The Company adopted SFAS No. 123(R) using the modified prospective application method. Under the modified prospective application method, the fair value measurement requirements of SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense is recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

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
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of June 30, 2009 and December 31, 2008, the Company had no accrued interest related to uncertain tax positions.
The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At the adoption date of January 1, 2007, we had $40.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2009 and December 31, 2008, the Company had approximately $66.3 and $63.9 million of unrecognized net deferred tax assets, the large majority of which relates to the future benefit of loss carryforwards. The Company has provided a full valuation allowance for the net deferred tax assets. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.
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
At June 30, 2009, options and warrants to purchase 8.1 million shares of common stock at exercise prices ranging from $0.41 to $9.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.
At June 30, 2008, options and warrants to purchase 8.8 million shares of common stock at exercise prices ranging from $0.41 to $9.81 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Also, 9.8 million shares issuable upon the conversion of the Company’s convertible notes, at a conversion price of approximately $9.16, were not included as their effect would be antidilutive.

Fair Value of Financial Instruments
The Company’s financial instruments consist of accounts receivable, accounts payable and convertible subordinated debentures. The fair values of the Company’s accounts receivable and accounts payable approximate, in the Company’s opinion, their respective carrying amounts. The Company’s convertible subordinated debentures were quoted at approximately 15% at December 31, 2008. Accordingly, the fair value of our convertible subordinated debentures was approximately $13.5 million at December 31, 2008. The convertible subordinated debentures traded during January 2009 at less than 5% of par value. No quote for the convertible subordinated debentures was available at June 30, 2009. The Company’s convertible subordinated debentures are publicly traded, although most recently not actively traded. The fair value of the convertible subordinated debentures are estimated based on primary factors such as (1) the most recent trade prices of the convertible subordinated debentures on or near the respective reporting period end and/or (2) the bid and ask prices of the convertible subordinated debentures at the end of the reporting period. Historically, these factors have fluctuated significantly, and these factors are expected to fluctuate in future periods.
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
Note 8—Agera Laboratories, Inc.
On August 10, 2006, the Company acquired 57% of the outstanding common shares of Agera Laboratories, Inc. (“Agera”). Agera is a skincare company that has proprietary rights to a scientifically-based advanced line of skincare products. Agera markets its product primarily in the United States and Europe. The acquisition agreement includes future contingent payments up to a maximum of $8.0 million. Such additional purchase price is based upon certain percentages of Agera’s cost of sales incurred after June 30, 2007. Accordingly, based upon the financial performance of Agera, up to an additional $8.0 million of purchase price may be due the selling shareholder in future periods. Approximately $0.1 million is due to the selling shareholder as of June 30, 2009. The future contingent payments of up to an additional $8.0 million were listed as a contingent claim in the Isolagen, Inc. Chapter 11 bankruptcy petition schedules provided to the Court, and as such, the Company believes the future contingent payments are subject to compromise. However, it is uncertain as to how the Court will ultimately treat the future contingent payments, or if any treatment or relief will be afforded at all by the Court.
The Company’s 57% ownership interest in Agera serves as collateral for a $0.5 million secured loan, which was issued by the Company in April 2009. The results of Agera’s operations and cash flows have been included in the consolidated financial statements from the date of the acquisition. The assets and liabilities of Agera have been included in the consolidated balance sheet since the date of the acquisition.
Note 9—Discontinued Operations and Exit Costs
As part of the Company’s continuing efforts to evaluate the best uses of its resources, in the fourth quarter of 2006 the Company’s Board of Directors approved the closing of the Company’s United Kingdom operation. On March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility. The Company believes that substantially all costs related to the closure of the United Kingdom operation have been incurred as of June 30, 2009, excluding any potential claims or contingencies unknown or which cannot be estimated at this time (see Note 12).
As a result of the closure of the Company’s United Kingdom operation, the operations that the Company previously conducted in Switzerland and Australia, which when closed had been absorbed into the United Kingdom operation, were also classified as discontinued operations as of March 31, 2007. During March 2008, the Company sold its buildings located in Switzerland (see Note 7). All assets, liabilities and results of operations of the United Kingdom, Switzerland and Australian operations are reflected as discontinued operations in the accompanying consolidated financial statements. All prior period information has been restated to reflect the presentation of discontinued operations.

The balance sheet components of discontinued operations as of both June 30, 2009 and December 31, 2008 are comprised of $0.2 million of accrued expenses and other current liabilities. There are minimal remaining assets related to discontinued operations as of June 30, 2009 and December 31, 2008.
The following sets forth the results of operations of discontinued operations for the three months ended June 30, 2009 and June 30, 2008:

	June 30,	June 30,
(in millions)	2009	2008
Net revenue	$—	$—
Gross loss	—	—
Loss on sale of Swiss campus, before foreign currency gain	—	—
Operating loss	—	(0.2)
Foreign exchange gain on substantial liquidation of foreign entity	—	—
Other	(0.1)	—

Loss from discontinued operations	$(0.1)	$(0.2)

The following sets forth the results of operations of discontinued operations for the six months ended June 30, 2009 and June 30, 2008:

	June 30,	June 30,
(in millions)	2009	2008
Net revenue	$—	$—
Gross loss	—	—
Loss on sale of Swiss campus, before foreign currency gain	—	(6.3)
Operating loss	—	(6.7)
Foreign exchange gain on substantial liquidation of foreign entity	—	2.1
Other	(0.1)	0.1

Loss from discontinued operations	$(0.1)	$(4.5)

Note 10—Accrued Expenses
Accrued expenses are comprised of the following:

	June 30,	December 31,
	2009	2008
Accrued professional fees	$106,120	$479,943
Accrued settlement fees	—	325,000
Accrued compensation	53,686	17,570
Accrued interest	123,261	525,000
Accrued other	201,806	300,200

Accrued expenses	$484,873	$1,647,713

Note 11—Debt and Events of Default
Secured Promissory Notes
On April 30, 2009, the Company entered into secured promissory notes and security agreements (the “Secured Notes”) with eight lenders pursuant to which the Company borrowed an aggregate of $0.5 million in principal amount. The net proceeds were $0.4 million, net of fees and commissions. The Secured Notes bear interest at a rate of 20% per annum with principal and interest on the Secured Notes due on the earlier of June 20, 2009 or the date that the Company files for voluntary or involuntary bankruptcy.
If an event of default under the Secured Notes occurs, the holders of the Secured Notes may declare the Secured Notes to be due and payable. An event of default will occur: (a) if the Company defaults in the payment of the Secured Notes or any other amounts payable to the holders of the Secured Notes; (b) if the Company defaults in the performance of or compliance with any material term contained in the agreements pursuant to which the Secured Notes were issued and such default shall not have been remedied within five business days after written notice to the Company; or (c) if the Company defaults (as principal or guarantor or other surety) in the payment of any principal of or premium or interest on any indebtedness for borrowed money, excluding the interest due May 1, 2009 on the Company’s pre-existing subordinated notes (see 3.5% Subordinated Notes discussion below). The default rate of interest shall be 25% per annum from the date of any event of default under the Secured Notes. The Secured Notes were due on the date that Isolagen, Inc. filed for relief under Chapter 11, or June 15, 2009. As such, the Company is technically in default of this loan. It is expected, if the Debtors’ currently-filed Plan of Reorganization is confirmed and becomes effective, that the loan balance and interest thereon will be converted into equity ownership of the reorganized debtor upon exit from bankruptcy.
The Company is required to redeem the Secured Notes with a 25% premium on the then outstanding principal plus accrued but unpaid interest, upon the (i) receipt of proceeds from the sale of any assets of the Company or any of its subsidiaries, excluding sales in the ordinary course of business by Agera; (b) receipt of the proceeds from any insurance policy held by the Company or any of its subsidiaries or pursuant to which the Company or any of its subsidiaries are beneficiaries; and (c) receipt of proceeds from the sale of any equity of the Company or the Company subsidiaries or issuance of any indebtedness by the Company or any of its subsidiaries. To secure the repayment of the Secured Notes, the Company granted the holders of the Secured Notes a security interest in and a lien on the Company’s 57% equity interest in Agera.
Debtor-in-Possession Credit Facility
On June 17, 2009, the Bankruptcy Court approved a motion for an interim order for debtor-in-possession financing with certain lenders (the “DIP Lenders”) composed of a loan facility in an aggregate principal amount of up to $2,750,000 (subject to increase at the discretion of the DIP Lenders) (the “DIP Facility”), of which up to $1,000,000 will be available to the Debtors from the date of the interim order until the entry of a final order. The proceeds from the DIP Facility will be used, among other things, to provide the Debtors with working capital for general corporate purposes and for expenses associated with the bankruptcy proceeding. The DIP Facility will accrue interest at the rate of 10% per annum (with a default rate of 18%) and will mature on the date a plan of reorganization is approved by the Bankruptcy Court, subject to acceleration upon certain event of defaults set forth in the DIP Facility agreement. As of June 30, 2009, $1.0 million was borrowed under the DIP Facility by the Company and outstanding.
As is set forth more fully in the Bankruptcy Plan, and should the Debtors emerge from Chapter 11 bankruptcy, the holders of the DIP Facility claims have agreed that, in lieu of accepting cash on account of their DIP Credit Facility, the DIP lenders shall receive, together with the holders of the Secured Notes discussed above, their pro rata share of up to 61% of the common stock of the reorganized Company, subject to dilution by additional exit financing.
3.5% Subordinated Notes
As of June 30, 2009 and December 31, 2008, the Company has $79.2 million and $90.0 million, respectively, of aggregate principal amount of 3.5% Convertible Subordinated Notes Due 2024 (the “3.5% Subordinated Notes”). The 3.5% Subordinated Notes could be called due as early as November 2009, or earlier in the event of an uncured default. The 3.5% Subordinated Notes require the semi-annual payment of interest, on May 1 and November 1 of each year at 3.5% interest per annum on the principal amount outstanding. The 3.5% Subordinated Notes will mature on November 1, 2024. Prior to maturity the holders may convert their 3.5% Subordinated Notes into shares of the Company’s common stock. The initial conversion rate is 109.2001 shares per $1,000 principal amount of 3.5% Subordinated Notes, which is equivalent to an initial conversion price of approximately $9.16 per share.

The Company did not make an interest payment of approximately $1.5 million that was due on May 1, 2009 to the holders of $89.7 million (as of May 1, 2009) in principal amount of the 3.5% Subordinated Notes issued by the Company. A failure in the payment of any interest when it becomes due and payable, and continuance of such default for a period of 30 days, constitutes an event of default upon the receipt of certain notices. The entry into a bankruptcy proceeding also constitutes an event of default. The 3.5% Convertible Notes are due upon demand. As discussed in Note 2, it is contemplated under the Bankruptcy Plan that each holder of allowed claims arising from or relating to the 3.5% Subordinated Notes shall each receive a pro rata share of an unsecured note in the principal amount of $6 million (the “New Note”) and a pro rata share of 33% of the common stock of the reorganized Company, subject to dilution by the exit financing.
In April 2009, certain note holders converted an additional $2.4 million of the 3.5% Subordinated Notes into the Company’s common shares at a conversion rate of approximately $9.16 per common share (or approximately 262,000 of additional common shares issued in total), pursuant to the original terms of the 3.5% Subordinated Notes. In May 2009, a note holder converted an additional $8.1 million of the 3.5% Subordinated Notes into the Company’s common shares at a conversion rate of approximately $9.16 per common share (or approximately 881,250 of additional common shares issued in total), pursuant to the original terms of the 3.5% Subordinated Notes.
The Company does not have the cash or available resources to pay the $1.5 million of interest which was due on May 1, 2009, nor does the Company have the cash or available resources to pay the remaining $79.2 million of subordinated, convertible notes.
Note 12—Commitments and Contingencies
Federal Securities Litigation
The Company and certain of its current and former officers and directors were defendants in class action cases before the United States District Court for the Eastern District of Pennsylvania.
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
On July 14, 2006, Lead Plaintiffs filed a Consolidated Class Action Complaint in the Federal Securities Litigation on behalf of a putative class of persons or entities who purchased or otherwise acquired Isolagen common stock or convertible debt securities between March 3, 2004 and August 9, 2005. The complaint purports to assert claims for securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Isolagen and certain of its former officers and directors. The complaint also purports to assert claims for violations of Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its current and former directors and officers in connection with the registration and sale of certain shares of Isolagen common stock and certain convertible debt securities. The complaint also purports to assert claims against the underwriters of an April 2004 public offering of Isolagen common stock and a 2005 sale of convertible notes. On November 1, 2006, the defendants moved to dismiss the complaint. On September 26, 2007, the court denied the Company’s motions to dismiss the complaint. On November 6, 2007, the court entered a scheduling order that provided for discovery to be complete by June 8, 2009. On February 4, 2008, Lead Plaintiffs moved for class certification. On February 15, 2008, Lead Plaintiffs dismissed without prejudice their claims against certain of the underwriters named as defendants in the Federal Securities Class Action, but maintained claims against CIBC World Markets Corp. and UBS Securities LLC (the “Underwriters”).
On April 1, 2008, the court entered an order staying the schedule set forth in its November 6, 2007 order for a period of 90 days and directing the parties (together with the parties in the Beattie action, described under “Derivative Actions,” below) to participate in mediation before a private mediator. The mediation occurred on June 2, 2008 and June 5, 2008, at which the parties reached an agreement in principle to settle the Federal Securities Litigation. On October 23, 2008, the parties executed a definitive settlement agreement. In November 2008, the Company received settlement proceeds of $5.25 million from its directors and officers liability insurance carrier, of which $4.4 million was paid to the class action plaintiffs in December 2008 in accordance with the definitive settlement agreement. The $5.25 million cash received by the Company from the directors and officers liability insurance carrier, the $4.4 million that the Company paid to the class action plaintiffs, and the $0.3 million which remains due to be paid by the Company to counsel for the plaintiffs in the derivative actions discussed further below were each recorded as selling, general and administrative expense, net, for the year ended December 31, 2008 in the accompanying statement of operations. On March 25, 2009, the court entered an order and final judgment approving the settlement and dismissing the Federal Securities Litigation with prejudice. There is no accrual in the accompanying consolidated balance sheet at June 30, 2009 and December 31, 2008 with respect to the Federal Securities Litigation.
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

The mediation occurred on June 2, 2008 and June 5, 2008, at which the parties reached an agreement in principle to settle the Keene and Beattie Derivative Actions, and on January 27, 2009, the parties executed a definitive settlement agreement. On May 19, 2009, the court entered a final judgment and order approving the settlement and terminating the Keene and Beattie Derivative Actions. The settlement of the Keene and Beattie Derivative Actions provides for the Company to make certain payments of attorneys’ fees and expenses to counsel for Keene and Beattie. The settlement agreement in the Derivative Actions contemplated that a portion of the proceeds previously received by the Company from its directors and officers liability insurance would be applied to make those payments. An accrual of $0.3 million has been recorded in the accompanying consolidated balance sheets at both June 30, 2009 and December 31, 2008, in connection with the proposed settlement. The $0.3 million accrued settlement liability was not paid when due, and as such, exists as a liability subject to compromise in connection with the Debtors’ bankruptcy proceedings.
Indemnity Demands
Mr. Jeffrey Tomz
After the above referenced litigations were commenced, Mr. Jeffrey Tomz, who formerly served as Isolagen’s Chief Financial Officer, demanded reimbursement of his costs of defense, and reimbursement for the costs of responding to a Securities and Exchange Commission investigation of his alleged insider trading in Isolagen stock. It is understood that Mr. Tomz’s defense costs to date amount to in excess of approximately $0.3 million in pre-petition claims.
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
The Company has accrued less than $0.1 million in the accompanying consolidated financial statements as of June 30, 2009 and December 31, 2008 with respect to Mr. Tomz’s existing defense costs in dispute.
Underwriters
The Underwriters have each demanded that the Company indemnify, hold harmless and defend them with respect to the claims asserted in the putative securities actions. The total amount demanded to date is approximately $0.8 million. The Underwriters demands for indemnification were a subject of the ongoing mediation efforts described under “Federal Securities Litigation” above, and as part of the proposed settlement of the Federal Securities Litigation the Underwriters agreed to release their claims for indemnification. Accordingly, no accrual has been recorded in the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008 in connection with the Underwriters original demand of approximately $0.8 million.

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
The Company made this offer to approximately 290 patients during late March 2006. Accordingly, the Company believed its range of liability was between £290,000 (or approximately $0.5 million at the time), assuming all 290 patients were to choose the £1,000 payment, and approximately £580,000 (or approximately $1.0 million at the time), assuming all 290 patients elected to be retreated. The estimated costs for retreatment include the cost of treatment, physician fees and other ancillary costs. The Company estimated that 60% of the patients would elect the £1,000 offer and 40% would elect to be retreated. Accordingly, the Company recorded a charge reflected under loss from discontinued operations for the three months ended June 30, 2006 of $0.7 million. During the three months ended June 30, 2006, an additional 31 patients were entered into the settlement program, resulting in an additional charge reflected in loss from discontinued operations of $0.1 million.
During the year ended December 31, 2006, payments to patients and retreatments reduced the accrual by $0.6 million. During the year ended December 31, 2007, payments and retreatments to patients reduced the accrual by approximately $0.1 million. As of both June 30, 2009 and December 31, 2008, the accrual, which is included in current liabilities of discontinued operations in the consolidated balance sheets, was $0.1 million. As discussed in Note 9, on March 31, 2007, the Company completed the closure of its United Kingdom manufacturing facility, and as such, treatments are no longer available in the United Kingdom, or elsewhere currently.
United Kingdom Claims
Subsequent to the Company’s public announcement regarding the closure of the United Kingdom operation, the Company received negative publicity and negative correspondence from former patients in the United Kingdom that previously received the Company’s treatment. To date, the Company received written demand by an attorney representing approximately 132 former patients, as of June 30, 2009, each claiming negligent misstatements were made and each claiming, on average, £3,500 (or approximately $5,000), plus unquantified interest and incidental expenses. The Company has responded to the written demand and is in the process of evaluating the merits of the claims. To date, no formal legal action has been brought by the attorney against the Company, and no provision has been recorded in the consolidated financial statements related to this matter.

During 2008, the Company received written correspondence from one former patient claiming physical injury allegedly from the use of Isolagen Therapy. The Company believes this claim is without merit. To date, no formal legal action has been brought by the former patient against the Company, and no provision has been recorded in the consolidated financial statements related to this matter.
NYSE Amex Delisting
On May 6, 2009, the Company was advised that due to the Company’s disclosure with respect to the likelihood of bankruptcy, effective immediately the Exchange halted trading in the Company’s common stock. The Company was further advised that it would receive a notice from the Exchange that it intended to delist the Company’s common stock from listing on the Exchange, which delisting would occur approximately seven days from the receipt of such notification if the Company determined not to appeal such decision. In June 2009, the Exchange delisted the Company’s common stock from listing on the Exchange.
Other
The Company has not accrued in its consolidated balance sheet at June 30, 2009, nor has it expensed as research and development expense in its consolidated statements of operations for the six months ended June 30, 2009, approximately $0.5 million of charges submitted to the Company by one of its consultants. The Company disputes these charges and does not currently consider payment of these charges to be probable.
Note 13—Equity-based Compensation
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
The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $0.1 million and $0.2 million of compensation expense, net of tax, during the three months ended June 30, 2009 and June 30, 2008, respectively, for stock option awards to employees and directors based on the estimated fair values, at the grant dates, of the awards. The Company recorded $0.2 million and $0.4 million of compensation expense, net of tax, during the six months ended June 30, 2009 and June 30, 2008, respectively, for stock option awards to employees and directors based on the estimated fair values, at the grant dates, of the awards. In addition, refer to Equity Instruments Issued for Services for discussion below of additional stock option expense incurred by the Company in accordance with EITF 96-18.

There were no options granted for the six months ended June 30, 2009. The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.92 for the six months ended June 30, 2008. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six Months ended
June 30, 2008
Expected life (years)	5.8 years
Interest rate	2.9%
Dividend yield	—
Volatility	92%
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
There were no stock options exercised during the six months ended June 30, 2009 and June 30, 2008, respectively. A summary of option activity for the six months ended June 30, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2009	8,436,833	$3.04
Six months ended June 30, 2009:
Granted	—	—
Exercised	—	—
Forfeited	(370,000)	4.29

Outstanding at June 30, 2009	8,066,833	$2.98	4.97	$—

Options exercisable at June 30, 2009	6,595,496	$3.27	4.63	$—

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2009:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at January 1, 2009	2,229,171	$1.22
Granted	—	—
Vested	(597,834)	1.14
Forfeited	(160,000)	1.61

Non-vested at June 30, 2009	1,471,337	$1.20

The total fair value of shares vested during the six months ended June 30, 2009 and June 30, 2008 was $0.7 million and $0.9 million, respectively. As of June 30, 2009 and December 31, 2008, there was $0.4 million and $0.7 million of total unrecognized compensation cost, respectively, related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.7 years. As of June 30, 2009 and December 31, 2008, there was $0.1 million and $0.3 million, respectively, of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost is recognized when the performance criteria within the respective performance-base option grants become probable of achievement. During the three months ended March 31, 2009, the Company recorded $0.1 million of stock option compensation expense in the accompanying statement of operations which related to previously granted performance-based option grants that became probable of achievement during the three months ended March 31, 2009.

2001 Stock Option and Stock Appreciation Rights Plan
Effective August 10, 2001, the Company adopted the Isolagen, Inc. 2001 Stock Option and Stock Appreciation Rights Plan (the “2001 Stock Plan”). The 2001 Stock Plan is discretionary and allows for an aggregate of up to 5,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2001 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2009, there were 2,713,500 options outstanding under the Stock Plan and 1,660,834 options were available to be issued under the Stock Plan. There were no stock options granted during the six months ended June 30, 2009. A total of 1,132,000 stock options were granted during the six months ended June 30, 2008 under the 2001 Stock Plan.
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

2003 Stock Option and Stock Appreciation Rights Plan
On January 29, 2003, the Company’s Board of Directors approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Stock Plan”). The 2003 Stock Plan is discretionary and allows for an aggregate of up to 2,250,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The 2003 Stock Plan is administered by the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2009, there were 1,480,000 options outstanding under the 2003 Stock Plan and 770,000 shares were available for issuance under the 2003 Stock Plan. No options have been granted under the 2003 Stock Plan since November 2006.
2005 Equity Incentive Plan
On April 26, 2005, the Company’s Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan is discretionary and allows for an aggregate of up to 2,100,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2005 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors, who has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2009, there were 305,000 options outstanding and 1,712,818 shares were available for issuance under the 2005 Stock Plan. No options have been granted under the 2005 Stock Plan since June 2006.
Other Stock Options
The Company has not issued any options outside the 2001 Stock Plan, the 2003 Stock Plan or the 2005 Stock Plan since June 2006. As of June 30, 2009, there were 3,568,333 nonqualified stock options outstanding outside of the shareholder approved plans discussed above.
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

Equity Instruments Issued for Services
As of June 30, 2009, the Company had outstanding 1,216,935 warrants and options issued to non-employees under consulting agreements, including the 833,335 options related to Mr. Teti, the Company’s former CEO, which were unvested at the time of modification, as discussed above. The following sets forth certain information concerning these warrants and options:

Vested
Warrants and options outstanding	1,216,935
Range of exercise prices	$1.50-6.00
Weighted average exercise price	$2.27
Expiration dates	2011-2016
There was no expense related to these contracts for the three month period ended June 30, 2009, and the expense was less than $0.1 million for the three month period ended June 30, 2008. Expense related to these contracts was less than $0.1 million and $0.1 million in the six month period ended June 30, 2009 and 2008. The expense was calculated using the Black Scholes option-pricing model based on the following assumptions:

Expected life (years)	3-4 Years
Interest rate	1.2-3.0%
Dividend yield	—
Volatility	100-150%

Note 14—Segment Information and Geographical information
With the acquisition of Agera on August 10, 2006 (see Note 8), the Company now has two reportable segments: Isolagen Therapy and Agera. Prior to the acquisition of Agera, the Company reported one reportable segment. The Isolagen Therapy segment specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. The following table provides operating financial information for the continuing operations of the Company’s two reportable segments:

	Segment
	Isolagen
	Therapy	Agera	Consolidated
Three Months Ended June 30, 2009

External revenue	$—	$248,991	$248,991
Intersegment revenue	—	—	—

Total operating revenue	—	248,991	248,991
Cost of revenue	—	107,929	107,929
Selling, general and administrative expense	940,039	128,812	1,068,851
Research and development expense	485,300	—	485,300
Management fee	(35,421)	35,421	—

Total operating expenses	1,389,918	164,233	1,554,151
Operating loss	(1,389,918)	(23,171)	(1,413,089)
Interest income	3	4	7
Reorganization items	(593,204)	—	(593,204)
Interest expense	(969,200)	—	(969,200)

Segment loss from continuing operations	$(2,952,319)	$(23,167)	$(2,975,486)

	Segment
	Isolagen
	Therapy	Agera	Consolidated
Six Months Ended June 30, 2009

External revenue	$—	$407,880	$407,880
Intersegment revenue	—	—	—

Total operating revenue	—	407,880	407,880
Cost of revenue	—	171,719	171,719
Selling, general and administrative expense	2,012,107	256,308	2,268,415
Research and development expense	1,493,207	—	1,493,207
Management fee	(73,296)	73,296	—

Total operating expenses	3,432,018	329,604	3,761,622
Operating loss	(3,432,018)	(93,443)	(3,525,461)
Interest income	238	9	247
Reorganization items	(593,204)	—	(593,204)
Interest expense	(1,942,075)	—	(1,942,075)

Segment loss from continuing operations	$(5,967,059)	$(93,434)	$(6,060,493)

Supplemental information:

	Segment
	Isolagen
	Therapy	Agera	Consolidated

For the three months ended June 30, 2009 and as of June 30, 2009:

Equity awards issued for services	112,616	—	112,616
Amortization of debt issuance costs	615,877	—	615,877
Total assets, including assets from discontinued operations, June 30, 2009	1,428,547	810,744	2,239,291

	Segment
	Isolagen
	Therapy	Agera	Consolidated

For the six months ended June 30, 2009:

Equity awards issued for services	253,159	—	253,159
Amortization of debt issuance costs	803,187	—	803,187

An intercompany receivable of $0.9 million, due from the Agera segment to the Isolagen Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen, as well as Agera working capital needs provided by Isolagen, and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at June 30, 2009 are approximately $2.2 million, which includes assets of discontinued operations of less than $0.1 million.

	Segment
	Isolagen
	Therapy	Agera	Consolidated
Three Months Ended June 30, 2008

External revenue	$—	$271,721	$271,721
Intersegment revenue	—	—	—

Total operating revenue	—	271,721	271,721
Cost of revenue	—	147,787	147,787
Selling, general and administrative expense	2,036,668	174,894	2,211,562
Research and development expense	3,251,355	—	3,251,355
Management fee	(69,000)	69,000	—

Total operating expenses	5,219,023	243,894	5,462,917

Operating loss	(5,219,023)	(119,960)	(5,338,983)
Interest income	46,879	7	46,886
Other income	—	—	—
Interest expense	(974,810)	—	(974,810)

Segment loss from continuing operations	$(6,146,954)	$(119,953)	$(6,266,907)

Six Months Ended June 30, 2008

External revenue	$—	$489,674	$489,674
Intersegment revenue	—	—	—

Total operating revenue	—	489,674	489,674
Cost of revenue	—	318,762	318,762
Selling, general and administrative expense	5,844,777	311,623	6,156,400
Research and development expense	6,145,211	—	6,145,211
Management fee	(219,000)	219,000	—

Total operating expenses	11,770,988	530,623	12,301,611

Operating loss	(11,770,988)	(359,711)	(12,130,699)
Interest income	133,493	25	133,518
Other income	—	—	—
Interest expense	(1,949,620)	—	(1,949,620)

Segment loss from continuing operations	$(13,587,115)	$(359,686)	$(13,946,801)

Supplemental information:

	Segment
	Isolagen
	Therapy	Agera	Consolidated

For the three months ended June 30, 2008 and as of June 30, 2008:

Depreciation and amortization expense	$270,510	$81,711	$352,221
Capital expenditures	13,013	—	13,013
Equity awards issued for services	256,452	—	256,452
Amortization of debt issuance costs	187,310	—	187,310
Total assets, including assets from discontinued operations, June 30, 2008	16,371,793	4,931,948	21,303,741
Property and equipment, June 30, 2008	2,858,108	—	2,858,108
Intangible assets, net, June 30, 2008	525,937	3,906,244	4,432,181

Supplemental information:

	Segment
	Isolagen
	Therapy	Agera	Consolidated

For the six months ended June 30, 2008:

Depreciation and amortization expense	$556,343	$163,419	$719,762
Capital expenditures	29,892	—	29,892
Equity awards issued for services	1,715,420	—	1,715,420
Amortization of debt issuance costs	374,619	—	374,619
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
Geographical information concerning the Company’s operations and assets is as follows:

	Revenue
	Three months ended June 30,
	2009	2008
United States	$73,143	$82,325
United Kingdom	165,067	163,810
Other	10,781	25,586

	$248,991	$271,721

	Revenue
	Six months ended June 30,
	2009	2008
United States	$146,633	$179,605
United Kingdom	224,111	271,320
Other	37,136	38,749

	$407,880	$489,674

During the three months ended June 30, 2009 revenue from one foreign customer and one domestic customer represented 66% and 20% of consolidated revenue, respectively. During the three months ended June 30, 2008, revenue from one foreign customer and one domestic customer represented 60% and 22% of consolidated revenue, respectively.
During the six months ended June 30, 2009, revenue from one foreign customer and one domestic customer represented 55% and 24% of consolidated revenue, respectively. During the six months ended June 30, 2008 revenue from one foreign customer and one domestic customer represented 55% and 26% of consolidated revenue, respectively.
As of June 30, 2009 and December 31, 2008, one foreign customer represented 78% and 94%, respectively, of accounts receivable, net.

Note 15—Subsequent Events
Subsequent events have been evaluated by the Company through August 11, 2009, which is the date the financial statements were available to be issued.
Subsequent to June 30, 2009 through August 11, 2009, the Company borrowed an additional $1.75 million ($1.6 million, net of financing costs) under its DIP Facility (see Note 11). As of August 11, 2009, the Company had $2.75 million outstanding under its DIP Facility.
On August 10, 2009, counsel for plaintiffs Keene and Beattie in the Derivative Actions (“Counsel”) filed a complaint in the United States Bankruptcy Court for the District of Delaware against Isolagen, Inc. and Isolagen Technologies, Inc. seeking declaratory and injunctive relief from the Bankruptcy Court. The relief sought includes: (i) compelling the Debtors to provide an accounting of certain funds received by the Company from its directors and officers liability insurance carrier ; (ii) imposing a constructive trust over certain purported assets of the estates; (iii) finding that certain purported assets are not estate property; (iv) contesting the validity, nature, extent, and priority of all other creditors’ or lien holders’ security interests and liens in and to certain purported assets; and (iv) directing the Company to pay Counsel the attorneys’ fees and expenses awarded them in connection with the settlement of the Derivative Actions. The Company intends to contest the complaint in the manner proscribed by the Bankruptcy Code and the Bankruptcy Rules, and the Company has accrued the $0.3 million settlement as a liability subject to compromise in the accompanying consolidated balance sheet as of June 30, 2009.
Refer to Note 2 and Part II, Item 1A. Risk Factors, for a discussion of the risks related to successfully emerging from Chapter 11.

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
Forward-Looking Information
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Isolagen that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:
•	our ability to finance our business, continue in operations and exit bankruptcy;
•	our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry, treatment of restrictive scars and burns and other health-related markets;
•	whether our clinical human trials relating to the use of autologous cellular therapy applications, and such other indications as we may identify and pursue can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials;
•	whether the results of our full Phase III pivotal study, our BLA filing, and our upcoming Exton, Pennsylvania plant approval inspection by the FDA will result in approval of our product candidate, and whether any approval will occur on a timely basis;
•	adverse results from, or changes in, any pending or threatened legal proceedings;
•	our ability to provide and deliver any autologous cellular therapies that we may develop on a basis that is competitive with other therapies, drugs and treatments that may be provided by our competitors;
•	our ability to decrease our manufacturing costs for our Isolagen Therapy product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;
•	our ability to reduce our need for fetal bovine calf serum by improved use of less expensive media combinations and different media alternatives;
•	our ability to improve our historical pricing model;
•	our ability to meet requisite regulations or receive regulatory approvals in the United States, Europe, Asia and the Americas, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States, Europe, Asia and the Americas or any other country where we plan to conduct commercial operations;
•	a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;

•	continued availability of supplies at satisfactory prices;
•	new entrance of competitive products or further penetration of existing products in our markets;
•	the effect on us from adverse publicity related to our products or the company itself;
•	any adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	our ability to efficiently integrate our past acquisition and future acquisitions, if any, or any other new lines of business that we may enter in the future;
•	our issuance of certain rights to our shareholders that may have anti-takeover effects;
•	our dependence on physicians to correctly follow our established protocols for the safe administration of our Isolagen Therapy; and
•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2008, as well as Part II, Item 1A of this Form 10-Q.
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
Overview
We are an aesthetic and therapeutic development stage company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Isolagen Process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication utilizing the Isolagen Therapy is for the treatment of nasolabial folds/wrinkles, which completed Phase III clinical studies and the related Biologics License Application (“BLA”) was been accepted for filing by the Food and Drug Administration (“FDA”) during May 2009. During 2009 we completed one of two Phase II/III studies for the treatment of acne scars. During 2008 we completed our open-label Phase II study related to full face rejuvenation.
We also develop and market an advanced skin care product line through our Agera Laboratories, Inc. (“Agera”) subsidiary, in which we acquired a 57% interest in August 2006.
Bankruptcy, Debt and Going Concern
On June 15, 2009 (the “Petition Date”), Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc. (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) under case numbers 09-12072 (MFW) and 09-12073 (MFW) (jointly administered for procedural purposes before the Bankruptcy Court under case number 09-12072 (MFW)).
The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

Isolagen, Inc. and Isolagen Technologies, Inc. filed for reorganization under Chapter 11 in an effort to restructure their balance sheets and access new working capital while continuing to operate in the ordinary course of business. The Debtors have incurred losses since their inception, have never generated significant revenue from commercial sales of their products, and have never been profitable. The Debtors are focused on product development, and have expended significant resources on clinical trials, personnel and research and development. The Debtors’ consolidated net losses for the years ended 2008 and 2007 were $31.4 million and $35.6 million, respectively. As of December 31, 2008, the Debtors had an accumulated development stage net loss attributable to common shareholders of $194.1 million. The Debtors previously failed the Phase III nasolabial folds/wrinkle trials in 2005. The Debtors utilized their remaining cash resources, at the time, to re-design and re-perform the Phase III trials. These funds were originally planned to be utilized for a commercial launch had the Phase III trials been successful and the product candidate approved by the FDA. The Debtors successfully completed the re-performed new Phase III trials in late 2008 under a new management team; however, the Debtors were in an untenable financial position due to the Debtors’ remaining cash position and $90 million of debt then due as early as November 2009—these financial difficulties were further compounded by unprecedented economic downturns with respect to the equity and credit markets. Accordingly, we did not make an interest payment of approximately $1.5 million that was due on May 1, 2009, to the holders of approximately $87.3 million in principal amount of subordinated, convertible notes, which notes are currently in default of the related indenture. We did not, and do not, have the cash or available resources to pay the $1.5 million of interest that was due on May 1, 2009, or to pay the $87.3 million in principal amount of subordinated, convertible notes outstanding as of May 1, 2009 ($79.2 million as of June 30, 2009), which could be called due as early as November 1, 2009, or earlier in the event of a default (see discussion below under 3.5% Subordinated Notes regarding our events of default).
As debtors-in-possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Debtors’ foreign subsidiaries, with operations outside of the U.S., are not included in the Chapter 11 proceedings, nor is Agera, our 57% owned subsidiary. Our ownership interest in Agera serves as collateral on a pre-petition loan. The pre-petition loan balance is approximately $0.5 million, and was due on the date that Isolagen, Inc. filed for relief under Chapter 11, or June 15, 2009. As such, we are technically in default of this loan. It is expected that if the Debtors’ currently-filed Plan of Reorganization is confirmed and becomes effective, the loan balance and interest thereon will be converted into equity ownership of the reorganized debtor upon exit from bankruptcy.
On July 6, 2009, the Debtors received final Bankruptcy Court approval to access their debtor-in-possession (“DIP”) Credit Facility of up to $2.75 million, subject to upward adjustment at the discretion of the lenders. The DIP Credit Facility is being used to fund operations during the reorganization process, including the payment of post-petition ordinary course trade, bankruptcy and other payables, the payment of certain permitted pre-petition claims, working capital needs, and for other general corporate purposes, all in accordance with the Bankruptcy Court-approved budget.
Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Although the Debtors have filed a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan proposed by the Debtors will be confirmed by the Bankruptcy Court, or that any such plan will be successfully implemented.
Under the Bankruptcy Code, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Due to the timing of the Chapter 11 proceedings, we cannot currently estimate or anticipate what impact the rejection and subsequent claims of executory contracts may have on the reorganization process.

On June 30, 2009, we filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by their books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process, and a bar date for filing claims has been established as July 31, 2009 (or such later date as provided in the Bankruptcy Court Order establishing the bar date). As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Under the terms of the Debtors’ currently-filed plan of reorganization, most pre-petition, general unsecured claims will be satisfied through the distribution of the claimant’s respective share of 1% of the common stock of the Reorganized Debtors.
The United States Trustee has not appointed an unsecured creditors committee. If such a committee is appointed in the future, the official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.
At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on our business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The Debtors have sought the Bankruptcy Court’s approval of a process for confirmation of the plan of reorganization (“Plan of Reorganization” or “Bankruptcy Plan”) that will allow the Debtors to exit bankruptcy through a confirmed and effective plan on or around the end of August 2009. The Debtors’ future results are dependent upon the confirmation and implementation, on a timely basis, of a Plan of Reorganization, as well as their ability to successfully finance their operations thereafter.
General Framework of the Bankruptcy Plan
As is set forth more fully in the Bankruptcy Plan, and should the Debtors emerge from Chapter 11 bankruptcy, the holders of the DIP Credit Facility claims have agreed that, in lieu of accepting cash on account of their DIP Credit Facility, the DIP lenders shall receive, together with the Pre-Petition Secured Lenders, their pro rata share of up to 61% of the common stock of the reorganized Company, subject to dilution by additional exit financing. In addition, pursuant to the settlements and compromises set forth in the Bankruptcy Plan, the DIP Lenders and the Pre-Petition Lenders had agreed to give 1% of the value of their common stock in the reorganized Company to the holders of the pre-petition common stock, subject to dilution by any exit financing, which would have been effected through a 333 shares to 1 reverse stock split. The Office of the United States Trustee preliminarily objected to this distribution to the holders of the pre-petition common stock, given that the unsecured creditors, who have priority over the holders of the pre-petition commons stock, would not receive satisfaction in full for their claims. The Debtors, in consultation with the DIP Lenders and the Pre-Petition Lenders have revised the plan to remove the distribution to pre-petition holders of common stock, and as such, it is anticipated that the holders of the pre-petition common stock will receive no distribution and that their common stock will become worthless. The DIP Lenders and the Pre-Petition Secured Lenders have agreed to compensate Viriathus Capital, an investment bank, or its assignee, 10% of such parties pro rata distribution of the common stock of the reorganized Company.
The holders of allowed other secured claims are not impaired and will be paid in full under the Bankruptcy Plan. Each holder of allowed claims arising from or relating to the pre-petition 3.5% subordinated, convertible notes outstanding, discussed below, shall each receive a pro rata share of an unsecured note in the principal amount of $6 million (the “New Note”) and a pro rata share of 33% of the common stock of the reorganized Company, subject to dilution by exit financing.
Under the Bankruptcy Plan, the Debtors’ general unsecured trade creditors, whose purported claims total approximately $1.0 million, will receive, in full and final satisfaction, settlement, release and discharge of and in exchange for such allowed general unsecured claim, their pro rata portion of 1% of the common stock or the reorganized Company, subject to dilution by the exit financing. Under the Bankruptcy Plan, management of the reorganized Company will receive the remaining 5% of the common stock of the reorganized Company, subject to dilution by the exit financing.

Finally, no distributions shall be made under the Bankruptcy Plan on account of intercompany claims, and any and all liability on account of such intercompany claims shall be deemed discharged. All existing common stock options and common stock warrants will be cancelled, under the Bankruptcy Plan. The Debtors will seek a determination from the Bankruptcy Court that the issuance of the common stock under the Bankruptcy Plan shall be exempt from registration under the Securities Act and any state or local law, pursuant to section 1145 of the Bankruptcy Code, although the Company cannot guarantee that all of the common stock of the reorganized Debtor will be exempt from registration under the Securities Act and any state or local law.
The Debtors believe that absent the concessions of senior creditors memorialized in the Plan of Reorganization, the Debtors would be unable to make any meaningful distribution to unsecured creditors. All terms in the Plan of Reorganization remain subject to Bankruptcy Court approval, and may be modified at any time in advance of confirmation (or thereafter in accordance with the terms of the Plan of Reorganization and the confirmation order). The summary of the terms of the Plan of Reorganization set forth herein is subject to, and qualified in its entirety by, the terms of the Plan of Reorganization itself. In no event shall the summary set forth herein, or the possible distributions referenced herein and set forth in the Plan of Reorganization, be interpreted, or relied upon, as a guaranty or warranty that the distributions will be made by the Debtors to any creditor or shareholder.
The ultimate recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a Plan of Reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Debtors urge that appropriate caution be exercised with respect to existing and future investments in any of these securities.
At June 30, 2009, we had cash and cash equivalents of $1.0 million and negative working capital of $(82.6) million. We believe that our existing available capital resources are adequate to sustain our operation through approximately August 2009, under our current, reduced operating plan under Chapter 11 Bankruptcy.
Secured Promissory Notes
On April 30, 2009, we entered into secured promissory notes and security agreements (the “Secured Notes”) with eight lenders pursuant to which we borrowed an aggregate of $0.5 in principal amount. The net proceeds were $0.4 million, net of fees and commissions. The Secured Notes bear interest at a rate of 20% per annum with principal and interest on the Secured Notes due on the earlier of June 20, 2009 or the date that we file for voluntary or involuntary bankruptcy.
If an event of default under the Secured Notes occurs, the holders of the Secured Notes may declare the Secured Notes to be due and payable. An event of default will occur: (a) if we default in the payment of the Secured Notes or any other amounts payable to the holders of the Secured Notes; (b) if we default in the performance of or compliance with any material term contained in the agreements pursuant to which the Secured Notes were issued and such default shall not have been remedied within five business days after written notice to us; or (c) if we default (as principal or guarantor or other surety) in the payment of any principal of or premium or interest on any indebtedness for borrowed money, excluding the interest due May 1, 2009 on our pre-existing subordinated notes (see 3.5% Subordinated Notes discussion below). The default rate of interest shall be 25% per annum from the date of any event of default under the Secured Notes. The Secured Notes were due on the date that Isolagen, Inc. filed for relief under Chapter 11, or June 15, 2009. As such, we are technically in default of this loan. It is expected, if the Debtors’ currently-filed Plan of Reorganization is confirmed and becomes effective, that the loan balance and interest thereon will be converted into equity ownership of the reorganized debtor upon exit from bankruptcy.
We are required to redeem the Secured Notes with a 25% premium on the then outstanding principal plus accrued but unpaid interest, upon the (i) receipt of proceeds from the sale of any assets of us, excluding sales in the ordinary course of business by Agera; (b) receipt of the proceeds from any insurance policy held by us or pursuant to which we are beneficiaries; and (c) receipt of proceeds from the sale of any equity of the us or issuance of any indebtedness of by us. To secure the repayment of the Secured Notes, we granted the holders of the Secured Notes a security interest in and a lien on our 57% equity interest in Agera.

Debtor-in-Possession Credit Facility
On June 17, 2009, the Bankruptcy Court approved a motion for an interim order for debtor-in-possession financing with certain lenders (the “DIP Lenders”) composed of a loan facility in an aggregate principal amount of up to $2,750,000 (subject to increase at the discretion of the DIP Lenders) (the “DIP Facility”), of which up to $1,000,000 will be available to the Debtors from the date of the interim order until the entry of a final order. The proceeds from the DIP Facility will be used, among other things, to provide the Debtors with working capital for general corporate purposes and for expenses associated with the bankruptcy proceeding. The DIP Facility will accrue interest at the rate of 10% per annum (with a default rate of 18%) and will mature on the date a plan of reorganization is approved by the Bankruptcy Court, subject to acceleration upon certain event of defaults set forth in the DIP Facility agreement. As of June 30, 2009, $1.0 million was borrowed under the DIP Facility by the Company and outstanding.
As is set forth more fully in the Bankruptcy Plan, and should the Debtors emerge from Chapter 11 bankruptcy, the holders of the DIP Facility claims have agreed that, in lieu of accepting cash on account of their DIP Credit Facility, the DIP lenders shall receive, together with the holders of the Secured Notes discussed above, their pro rata share of up to 61% of the common stock of the reorganized Company, subject to dilution by additional exit financing.
3.5% Subordinated Notes
As of June 30, 2009 and December 31, 2008, we had $79.2 million and $90.0 million, respectively, of aggregate principal amount of 3.5% Convertible Subordinated Notes Due 2024 (the “3.5% Subordinated Notes”). The 3.5% Subordinated Notes could be called due as early as November 2009, or earlier in the event of an uncured default. The 3.5% Subordinated Notes require the semi-annual payment of interest, on May 1 and November 1 of each year at 3.5% interest per annum on the principal amount outstanding. The 3.5% Subordinated Notes will mature on November 1, 2024. Prior to maturity the holders may convert their 3.5% Subordinated Notes into shares of our common stock. The initial conversion rate is 109.2001 shares per $1,000 principal amount of 3.5% Subordinated Notes, which is equivalent to an initial conversion price of approximately $9.16 per share.
We did not make an interest payment of approximately $1.5 million that was due on May 1, 2009 to the holders of $89.7 million (as of May 1, 2009) in principal amount of the 3.5% Subordinated Notes issued by us. A failure in the payment of any interest when it becomes due and payable, and continuance of such default for a period of 30 days, constitutes an event of default upon the receipt of certain notices. The entry into a bankruptcy proceeding also constitutes an event of default. The 3.5% Convertible Notes are due upon demand. As discussed in Note 2 of Notes to the Unaudited Consolidated Financial Statements, it is contemplated under the Bankruptcy Plan that each holder of allowed claims arising from or relating to the 3.5% Subordinated Notes shall each receive a pro rata share of an unsecured note in the principal amount of $6 million (the “New Note”) and a pro rata share of 33% of the common stock of the reorganized Company, subject to dilution by exit financing.
In April 2009, certain note holders converted an additional $2.4 million of the 3.5% Subordinated Notes into our common shares at a conversion rate of approximately $9.16 per common share (or approximately 262,000 of additional common shares issued in total), pursuant to the original terms of the 3.5% Subordinated Notes. In May 2009, a note holder converted an additional $8.1 million of the 3.5% Subordinated Notes into our common shares at a conversion rate of approximately $9.16 per common share (or approximately 881,250 of additional common shares issued in total), pursuant to the original terms of the 3.5% Subordinated Notes.
We do not have the cash or available resources to pay the $1.5 million of interest which was due on May 1, 2009, nor do we have the cash or available resources to pay the remaining $79.2 million of subordinated, convertible notes.

Going Concern
As we have previously disclosed, the credit and equity markets both in the United States and internationally are severely contracted, which has made our task of raising additional debt or equity capital extremely difficult. Our ability to complete a transaction may be dependent on our ability to exit bankruptcy, the status of our FDA regulatory milestones and our clinical trials, and in particular, the status of our indication for the treatment of nasolabial folds , which cannot be predicted. There is no assurance that funding in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing prior to approximately the end of August 2009. If we do not obtain additional funding, or do not anticipate additional funding, prior to approximately the end of August 2009, we may cease operations and the Chapter 11 bankruptcy may be converted into a Chapter 7 bankruptcy.
NYSE Amex Delisting
On May 6, 2009, we were advised that due to our disclosure with respect to the likelihood of bankruptcy, effective immediately the Exchange halted trading in our common stock. We were further advised that we would receive a notice from the Exchange that it intended to delist our common stock from listing on the Exchange, which delisting would occur approximately seven days from the receipt of such notification if we determined not to appeal such decision. In June 2009, the Exchange delisted our common stock from listing on the Exchange.
Clinical Development Programs
Our product development programs are focused on the aesthetic and therapeutic markets. These programs are supported by a number of clinical trial programs at various stages of development. Currently, under our reduced operating plan, we have suspended activity on all of our trials, although we have continued our efforts related to obtaining FDA approval for our lead product candidate, Isolagen Therapy for the treatment of nasolabial folds/wrinkles.
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
In 2006, we commenced a Phase II open-label dental trial for the treatment of Interdental Papillary Insufficiency. This single site study included 11 subjects. The study was previously placed on internal hold due to our financial resource constraints. We currently do not expect to fund additional trial efforts related to this application at this time.

Agera Skincare Systems
We market and sell a skin care product line through our majority-owned subsidiary, Agera Laboratories, Inc., which we acquired in August 2006. Agera offers a complete line of skincare systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology. These skincare products can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems. Agera primarily markets its products primarily in the United States and Europe (primarily the United Kingdom).
Closure of the United Kingdom Operation
In the fourth quarter of 2006 our Board of Directors approved the closing of the United Kingdom operation. On March 31, 2007, we completed the closure of the United Kingdom manufacturing facility. With the closure of the United Kingdom operation on March 31, 2007, our European operations (both the United Kingdom and Switzerland) and Australian operations have been presented in the financial statements as discontinued operations for all periods presented. See Note 9 of Notes to Consolidated Financial Statements.
Critical Accounting Policies
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 7 of the Notes to the Unaudited Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our critical accounting policies and estimates.
Financial Reporting by Entities in Reorganization under the Bankruptcy Code: American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending June 30, 2009. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the Bankruptcy Plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows, or related notes thereto. Subsequent to the Chapter 11 filings, the Debtors recorded post-petition interest expense on its prepetition obligations only to the extent it believed the interest will be paid during the bankruptcy proceeding or that is probable that the interest will be an allowed claim. The Company currently believes that it is probable that its pre-petition and post-petition interest will be allowed claims. The Company adopted SOP 90-7 effective in June 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.
Going Concern: As disclosed in Note 6 to the Consolidated Financial Statements, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. This conclusion is based on estimates of our future spending and future funding required during 2009. We will be required to obtain additional capital in August 2009 to continue and expand our operations. There is no assurance that we will be able to obtain any such additional funding as we need to finance these efforts, through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all (refer to Bankruptcy, Debt and Going Concern discussion above).

At June 30, 2009, our cash and cash equivalents was $1.0 million. For the six months ended June 30, 2009, our cash used in operations was $(3.1) million. Further, we have interest and debt due during 2009 for which we do not have the available funding to pay when due. These factors, as well as our future spending estimates, are important factors in concluding that substantial doubt exists about our ability to continue as a going concern. We believe these estimates are particularly important to the understanding of our financial position.
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
The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangement. This change in accounting resulted in the recognition of compensation expense of $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively, related to our employee and director stock options. No stock options were granted during the three months ended June 30, 2009. During the three months ended June 30, 2008, we granted stock options to purchase 0.2 million shares of our common stock. As of June 30, 2009, there was $0.4 million of total unrecognized compensation cost related to non-vested director and employee stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.7 years. As of June 30, 2009, there was $0.1 million of total unrecognized compensation cost related to performance-based, non-vested employee stock options. That cost is recognized when the performance criteria within the respective performance-base option grants become probable of achievement. During the three months ended March 31, 2009, we recorded $ 0.1 million of stock option compensation expense in the accompanying statement of operations which related to previously granted performance-based option grants that became probable of achievement during the three months ended March 31, 2009.

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
Accounting for Legal Matters: As discussed in Notes 12 and 15 of Notes to Unaudited Consolidated Financial Statements, set forth elsewhere in this Report, we have settled our class and derivative actions. We have also received threats of litigation and demands from former patients associated with our United Kingdom operation. We intend to defend ourselves vigorously against these actions, as needed. We cannot currently estimate the amount of loss, if any, that may result from the resolution of these actions related to our discontinued United Kingdom operation, and no provision has been recorded in our consolidated financial statements. No provision has been recorded in our consolidated financial statements related to the class and derivative actions, other than a remaining settlement accrual of approximately $0.3 million with respect to the derivative action. Generally, a loss is not recorded until it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. We expense our legal costs as they are incurred and record any insurance recoveries on such legal costs in the period the recoveries are received. Although we have not recorded a provision for loss regarding these matters, other than the $0.3 million settlement accrual discussed above, a loss could occur in a future period. The $0.3 million accrued derivative settlement liability was not paid when due, and as such, exists as a liability subject to compromise in connection with the Debtors’ bankruptcy proceedings.
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
Results of Operations
Comparison of the three months ended June 30, 2009 and 2008
REVENUE. Revenue remained constant at approximately $0.3 million for the three months ended June 30, 2009 and 2008. For the three months ended June 30, 2009 and 2008, 66% and 60%, respectively, of Agera’s revenue were to one foreign customer. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer.

COST OF SALES. Costs of sales remained constant at approximately $0.1 million for the three months ended June 30, 2009 and 2008. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 43% for the three months ended June 30, 2009 and 54% for the three months ended June 30, 2008. Cost of sales as a percentage of revenue has decreased primarily due to changes in Agera’s product mix.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $1.1 million, or 52%, to $1.1 million for the three months ended June 30, 2009, as compared to $2.2 million for the three months ended June 30, 2008. The decrease in selling, general and administrative expense is primarily due to the following:
a) Employee compensation, bonuses and payroll taxes decreased by approximately $0.4 million to $0.4 million for the three months ended June 30, 2009, as compared to $0.8 million for the three months ended June 30, 2008, due primarily to significantly reduced average headcount and reduced bonus expense recorded during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
b) Other general and administrative operating costs decreased by approximately $0.4 million to $0.6 million for the three months ended June 30, 2009, as compared to $1.0 million for the three months ended June 30, 2008 due primarily to a successful appeal of state franchise tax during the three months ended June 30, 2009, resulting in a reduction of such tax in the amount of $0.1 million, reduced depreciation and amortization expense of $0.1 million due to the impairment of fixed assets and intangible assets during 2008, and an overall reduction in operating costs, such as accounting expense, insurance premiums, and general corporate expenses due to further increased focus on cash conservation.
c) Legal expenses decreased by approximately $0.3 million to less than $0.1 million for the three months ended June 30, 2009, as compared to $0.4 million for the three months ended June 30, 2008. For the three months ended June 30, 2008, we received a $0.4 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.4 million reimbursement, our legal expenses would have been approximately $0.8 million for the three months ended June 30, 2008. As a result of the class action and derivative action settlements which occurred in late 2008, our legal expenses have decreased during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $2.8 million for the three months ended June 30, 2009 to $0.5 million, as compared to $3.3 million for the three months ended June 30, 2008. The decrease of $2.8 million is primarily due to reduced consulting costs and trial costs, as injections related to our Phase II/III Acne Scar trial were completed during late 2008. There was little clinical trial and laboratory activity performed during the three months ended June 30, 2009, resulting in a significant decrease in research and development expense as compared to the three months ended June 30, 2008.
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
Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the first half of 2005. We subsequently commenced preparations for a confirmatory Phase III dermal trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III dermal pivotal study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Injections related to our Phase III dermal pivotal study were completed in January 2008, and the related BLA was accepted for filing by the FDA during May 2009. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of any of our studies are not consistent with our expectations, as occurred during 2005 with respect to our pivotal Phase III dermal trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time.

LOSS FROM DISCONTINUED OPERATIONS. During the three months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The loss from discontinued operations decreased less than $0.1 million for the three months ended June 30, 2009 to $0.1 million, as compared to $0.2 million for the three months ended June 30, 2008.
INTEREST INCOME. Interest income decreased less than $0.1 million to $0.0 million for the three months ended June 30, 2009, as compared to less than $0.1 million for the three months ended June 30, 2008. The decrease in interest income resulted principally from a decrease in the amount of cash and cash equivalents, as a result of our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy.
REORGANIZATION ITEMS. On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc. (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Bankruptcy, Debt and Going Concern. Reorganization costs of $0.6 million were recorded for the three months ended June 30, 2009, which were comprised primarily of legal fees and the unamortized debt acquisition costs, as of the date of the bankruptcy filing, related to the pre-petition 3.5% Convertible Subordinated Notes (refer to Note 4 of Notes to the Unaudited Consolidated Financial Statement for further discussion).
INTEREST EXPENSE. Interest expense remained constant at $1.0 million for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. Our interest expense is primarily related to our 3.5% convertible subordinated notes, of which $79.2 million was outstanding at June 30, 2009, as well as amortization of deferred debt issuance costs of $0.4 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively.
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders decreased approximately $3.3 million to $3.1 million for the three months ended June 30, 2009, as compared to a net loss of $6.4 million for the three months ended June 30, 2008. This decrease in loss primarily represents the effects of the decreases in our selling, general and administrative expenses and research and development expenses, offset by reorganization items incurred during the three months ended June 30, 2009, as discussed above.
Comparison of the six months ended June 30, 2009 and 2008
REVENUE. Revenue decreased approximately $0.1 million to $0.4 million for the six months ended June 30, 2009 as compared to $0.5 million for the six months ended June 30, 2008. For both the six months ended June 30, 2009 and 2008, 55% of Agera’s revenue was to one foreign customer. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer.
COST OF SALES. Costs of sales decreased approximately $0.1 million to $0.2 million for the six months ended June 30, 2009 as compared to $0.3 million for the six months ended June 30, 2008. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 42% for the six months ended June 30, 2009 and 54% for the six months ended June 30, 2008. Cost of sales as a percentage of revenue has decreased primarily due to a reserve recorded during the six months ended June 30, 2008 of less than $0.1 million, with no such reserve recorded during the six months ended June 30, 2009, and changes in Agera’s product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $3.9 million, or 63%, to $2.3 million for the six months ended June 30, 2009, as compared to $6.2 million for the six months ended June 30, 2008. The decrease in selling, general and administrative expense is primarily due to the following:
a) Employee compensation, bonuses and payroll taxes decreased by approximately $1.8 million to $1.0 million for the six months ended June 30, 2009, as compared to $2.8 million for the six months ended June 30, 2008, due primarily to the $1.3 million stock option modification charge related to our former CEO recorded during the six months ended June 30, 2008. The remaining decrease relates to significantly reduced average headcount and reduced bonus expense recorded during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
b) Other general and administrative operating costs decreased by approximately $1.1 million to $1.3 million for the six months ended June 30, 2009, as compared to $2.4 million for the six months ended June 30, 2008 due to a reduced depreciation and amortization expense of $0.2 million due to the impairment of fixed assets and intangible assets during 2008, the successful appeal of state franchise tax during the three months ended June 30, 2009, resulting in a reduction of such tax in the amount of $0.1 million, reduced costs related to our previous Houston, Texas facility lease and consulting expenses of $0.2 million, reduced insurance premiums of $0.1 million, and an overall reduction various other operating costs, such as accounting expense and general corporate expenses due to further increased focus on cash conservation.
c) Legal expenses decreased by approximately $0.9 million to ($0.1) million for the six months ended June 30, 2009, as compared to $0.8 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, we received a $0.3 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.3 million reimbursement, our legal expenses would have been approximately $0.2 million for the six months ended June 30, 2009. For the six months ended June 30, 2008, we received a $0.5 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.5 million reimbursement, our legal expenses would have been approximately $1.3 million for the six months ended June 30, 2008. As a result of the class action and derivative action settlements which occurred in late 2008, our legal expenses have decreased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
d) Travel expense decreased $0.1 million to less than $0.1 million for the six months ended June 30, 2009, as compared to $0.2 million for the six months ended June 30, 2008 due to the decrease in the number of our employees, primarily at the executive management level, and our increased focus on cash conservation.
RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $4.7 million for the six months ended June 30, 2009 to $1.5 million, as compared to $6.1 million for the six months ended June 30, 2008. The decrease of $4.7 million is primarily due to reduced consulting costs and trial costs, as injections related to our Phase II/III Acne Scar trial were completed during late 2008. There was little clinical trial and laboratory activity performed during the six months ended June 30, 2009, resulting in a significant decrease in research and development expense as compared to the six months ended June 30, 2008.
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

Our initial pivotal Phase III dermal studies and our Phase II dental studies concluded during the first half of 2005. We subsequently commenced preparations for a confirmatory Phase III dermal trial during the fourth quarter of 2005. In October 2006, we reached an agreement with the FDA on the design of our Phase III dermal pivotal study protocol. The protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Injections related to our Phase III dermal pivotal study were completed in January 2008, and the related BLA was accepted for filing by the FDA in May 2009. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception to date cost of research and development as of June 30, 2009 was $55.7 million. The FDA approval process is extremely complicated and is dependent upon our study protocols and the results of our studies. In the event that the FDA requires additional studies for our dermal product candidate or requires changes in our study protocols or in the event that the results of any of our studies are not consistent with our expectations, as occurred during 2005 with respect to our pivotal Phase III dermal trial, the process will be more expensive and time consuming. Due to the complexities of the FDA approval process, we are unable to predict what the cost of obtaining approval for our dermal product candidate will be at this time.
LOSS FROM DISCONTINUED OPERATIONS. During the six months ended December 31, 2006, the Board of Directors approved the closure of our United Kingdom operation. The loss from discontinued operations decreased by approximately $4.3 million for the six months ended June 30, 2009 to $0.2 million, as compared to $4.5 million for the six months ended June 30, 2008.
The $4.3 million loss from discontinued operations for the six months ended June 30, 2008 primarily related to the sale of our Swiss campus in March 2008. In connection with this sale, we recorded a loss on sale of $6.3 million, offset by a foreign currency exchange gain of $2.1 million upon the substantial liquidation of the Swiss subsidiary. The foreign exchange gain recorded during the six months ended June 30, 2008 results from removing from the accumulated foreign currency translation adjustment account in stockholders’ equity a credit balance which related to the translation into U.S. dollars of our Swiss franc assets and liabilities. The credit balance which had accumulated, and the resulting gain recorded upon the substantial liquidation of our Swiss franc assets, reflected the increase in the value of the Swiss franc relative to the U.S. dollar over the period that we had operated in Switzerland.
INTEREST INCOME. Interest income decreased approximately $0.1 million to nearly $0.0 million for the six months ended June 30, 2009, as compared to $0.1 million for the six months ended June 30, 2008. The decrease in interest income of $0.1 million resulted principally from a decrease in the amount of cash and cash equivalents, as a result of our normal operating activities primarily related to our efforts to gain FDA approval for our Isolagen Therapy, as well as decreases in the average interest rate.
REORGANIZATION ITEMS. On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc. (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Bankruptcy, Debt and Going Concern. Reorganization costs of $0.6 million were recorded for the six months ended June 30, 2009, which were comprised primarily of legal fees and the unamortized debt acquisition costs, as of the date of the bankruptcy filing, related to the pre-petition 3.5% Convertible Subordinated Notes (refer to Note 4 of Notes to the Unaudited Consolidated Financial Statement for further discussion).
INTEREST EXPENSE. Interest expense remained constant at $1.9 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. Our interest expense is related to our 3.5% convertible subordinated notes, of which $79.2 million was outstanding at June 30, 2009, as well as the related amortization of debt issuance costs of $0.6 million and $0.4 million, for the six months ended June 30, 2009 and 2008, respectively.
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders decreased approximately $12.1 million to $6.2 million for the six months ended June 30, 2009, as compared to a net loss of $18.4 million for the six months ended June 30, 2008. This decrease in loss primarily represents the effects of the decreases in our selling, general and administrative expenses and research and development expenses, and our decrease in loss from discontinued operations, offset by reorganization costs, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2009 and 2008, respectively, were as follows:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash flows from operating activities	$(3.1)	$(11.7)
Cash flows from investing activities	—	6.4
Cash flows from financing activities	1.3	—
Operating Activities
Cash used in operating activities during the six months ended June 30, 2009 amounted to $3.1 million, as compared to the $11.7 million of cash used in operating activities during the six months ended June 30, 2008. The decrease in the cash used in operations of approximately $8.6 million is primarily due to our $12.1 million decrease in net loss, adjusted for the change in the level of non-cash items and changes in operating assets and liabilities of approximately $3.6 million. Our net loss, adjusted for noncash items, decreased from $11.4 million during the six months ended June 30, 2008 to approximately $5.2 million during the six months ended June 30, 2009, reflecting the decrease in our net loss of $12.1 million offset by a change in non-cash items included in the net loss for the six months ended June 30, 2008 and six months ended June 30, 2009 of $5.9 million. Also, during the six months ended June 30, 2009, our changes in net operating assets and liabilities resulted in a cash inflow of $2.1 million, as compared to a cash outflow of $0.3 million during the six months ended June 30, 2008, which resulted in a positive impact to cash flows of $2.4 million. For the six months ended June 30, 2009, we financed our operating cash flow needs from our cash on hand at the beginning of the period and from borrowings of $1.3 million, net, discussed further below.
Investing Activities
Cash provided by investing activities during the six months ended June 30, 2008 amounted to approximately $6.4 million as compared to no cash provided by or used in investing activities during the six months ended June 30, 2009. Investing activities during the six months ended June 30, 2008 related primarily to the sale of our Swiss campus in March 2008 for approximately $6.4 million, net of selling costs.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2009 amounted to approximately $1.3 million as compared to no cash provided by or used in investing activities during the six months ended June 30, 2008 During the six months ended June 30, 2009, we borrowed approximately $1.3 million, net, under a Pre-petition Secured Loan and a Debtor-in-Possession Credit Facility, discussed in further detail below under Working Capital. There were no borrowings during the six months ended June 30, 2008, or other proceeds from financing activities.

Cash Flows Related to Discontinued Operations
Cash flows related to discontinued operations, which are included in the table of cash flows above, were as follows:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash flows from operating activities	$(0.1)	$(0.2)
Cash flows from investing activities	—	6.4
Cash flows from financing activities	—	—
The cash provided by investing activities during the six months ended June 30, 2008 of $6.4 million is discussed above under “Investing Activities”.
Working Capital
At June 30, 2009, we had cash and cash equivalents of $1.0 million and negative working capital of $(82.6) million. We believe that our existing available capital resources are adequate to sustain our operation through approximately August 2009, under our current, reduced operating plan under Chapter 11 Bankruptcy.
Secured Promissory Notes
On April 30, 2009, we entered into secured promissory notes and security agreements (the “Secured Notes”) with eight lenders pursuant to which we borrowed an aggregate of $0.5 in principal amount. The net proceeds were $0.4 million, net of fees and commissions. The Secured Notes bear interest at a rate of 20% per annum with principal and interest on the Secured Notes due on the earlier of June 20, 2009 or the date that we file for voluntary or involuntary bankruptcy.
If an event of default under the Secured Notes occurs, the holders of the Secured Notes may declare the Secured Notes to be due and payable. An event of default will occur: (a) if we default in the payment of the Secured Notes or any other amounts payable to the holders of the Secured Notes; (b) if we default in the performance of or compliance with any material term contained in the agreements pursuant to which the Secured Notes were issued and such default shall not have been remedied within five business days after written notice to us; or (c) if we default (as principal or guarantor or other surety) in the payment of any principal of or premium or interest on any indebtedness for borrowed money, excluding the interest due May 1, 2009 on our pre-existing subordinated notes (see 3.5% Subordinated Notes discussion below). The default rate of interest shall be 25% per annum from the date of any event of default under the Secured Notes. The Secured Notes were due on the date that Isolagen, Inc. filed for relief under Chapter 11, or June 15, 2009. As such, we are technically in default of this loan. It is expected, if the Debtors’ currently-filed Plan of Reorganization is confirmed and becomes effective, that the loan balance and interest thereon will be converted into equity ownership of the reorganized debtor upon exit from bankruptcy.
We are required to redeem the Secured Notes with a 25% premium on the then outstanding principal plus accrued but unpaid interest, upon the (i) receipt of proceeds from the sale of any assets of us, excluding sales in the ordinary course of business by Agera; (b) receipt of the proceeds from any insurance policy held by us or pursuant to which we are beneficiaries; and (c) receipt of proceeds from the sale of any equity of the us or issuance of any indebtedness of by us. To secure the repayment of the Secured Notes, we granted the holders of the Secured Notes a security interest in and a lien on our 57% equity interest in Agera.
Debtor-in-Possession Credit Facility
On June 17, 2009, the Bankruptcy Court approved a motion for an interim order for debtor-in-possession financing with certain lenders (the “DIP Lenders”) composed of a loan facility in an aggregate principal amount of up to $2,750,000 (subject to increase at the discretion of the DIP Lenders) (the “DIP Facility”), of which up to $1,000,000 will be available to the Debtors from the date of the interim order until the entry of a final order. The proceeds from the DIP Facility will be used, among other things, to provide the Debtors with working capital for general corporate purposes and for expenses associated with the bankruptcy proceeding. The DIP Facility will accrue interest at the rate of 10% per annum (with a default rate of 18%) and will mature on the date a plan of reorganization is approved by the Bankruptcy Court, subject to acceleration upon certain event of defaults set forth in the DIP Facility agreement. As of June 30, 2009, $1.0 million was borrowed under the DIP Facility by the Company and outstanding.

As is set forth more fully in the Bankruptcy Plan, and should the Debtors emerge from Chapter 11 bankruptcy, the holders of the DIP Facility claims have agreed that, in lieu of accepting cash on account of their DIP Credit Facility, the DIP lenders shall receive, together with the holders of the Secured Notes discussed above, their pro rata share of up to 61% of the common stock of the reorganized Company, subject to dilution by additional exit financing.
3.5% Subordinated Notes
As of June 30, 2009 and December 31, 2008, we had $79.2 million and $90.0 million, respectively, of aggregate principal amount of 3.5% Convertible Subordinated Notes Due 2024 (the “3.5% Subordinated Notes”). The 3.5% Subordinated Notes are in default, and are currently due and payable. The 3.5% Subordinated Notes require the semi-annual payment of interest, on May 1 and November 1 of each year at 3.5% interest per annum on the principal amount outstanding. The stated maturity date for the 3.5% Subordinated Notes is November 1, 2024. Prior to maturity the holders may convert their 3.5% Subordinated Notes into shares of our common stock. The initial conversion rate is 109.2001 shares per $1,000 principal amount of 3.5% Subordinated Notes, which is equivalent to an initial conversion price of approximately $9.16 per share.
We did not make an interest payment of approximately $1.5 million that was due on May 1, 2009 to the holders of $89.7 million (as of May 1, 2009) in principal amount of the 3.5% Subordinated Notes issued by us. A failure in the payment of any interest when it becomes due and payable, and continuance of such default for a period of 30 days, constitutes an event of default upon the receipt of certain notices. The entry into a bankruptcy proceeding also constitutes an event of default. The 3.5% Convertible Notes are currently due upon demand. As discussed in Note 2 of Notes to the Unaudited Consolidated Financial Statements, it is contemplated under the Bankruptcy Plan that each holder of allowed claims arising from or relating to the 3.5% Subordinated Notes shall each receive a pro rata share of an unsecured note in the principal amount of $6 million (the “New Note”) and a pro rata share of 33% of the common stock of the reorganized Company, subject to dilution by exit financing.
In April 2009, certain note holders converted an additional $2.4 million of the 3.5% Subordinated Notes into our common shares at a conversion rate of approximately $9.16 per common share (or approximately 262,000 of additional common shares issued in total), pursuant to the original terms of the 3.5% Subordinated Notes. In May 2009, a note holder converted an additional $8.1 million of the 3.5% Subordinated Notes into our common shares at a conversion rate of approximately $9.16 per common share (or approximately 881,250 of additional common shares issued in total), pursuant to the original terms of the 3.5% Subordinated Notes.
We do not have the cash or available resources to pay the $1.5 million of interest which was due on May 1, 2009, nor do we have the cash or available resources to pay the remaining $79.2 million of subordinated, convertible notes.
Other
The Bankruptcy Plan contemplates that the we raise up to $2 million upon our exit from bankruptcy by the issuance of new common stock of the reorganized entity. We currently have no firm commitments for such exit financing and there is no assurance that we will be able to successfully obtain such financing. Even if we are able to raise exit financing of $2 million, we will require additional financing during the fourth quarter 2009 to operate our business for which we have no commitments. As previously disclosed by us, the credit and equity markets both in the United States and internationally are severely contracted, which has made our task of raising additional debt or equity capital extremely difficult. Our ability to complete a transaction may be dependent on the status of our FDA regulatory milestones and our clinical trials, and in particular, the status of our indication for the treatment of nasolabial folds, and the status of our Phase II/III acne scar trial, which cannot be predicted. There is no assurance that funding in any form would be available to us, and if available, on terms and conditions that are acceptable.

As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing prior to approximately the end of August 2009. If we do not obtain additional funding, or do not anticipate additional funding, prior to approximately the end of August 2009, we may cease operations and our Chapter 11 bankruptcy may be converted into a Chapter 7 bankruptcy.
Factors Affecting Our Capital Resources
Inflation did not have a significant impact on the Company’s results during the six months ended June 30, 2009.
Off-Balance Sheet Transactions
We do not engage in material off-balance sheet transactions.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.
Foreign Exchange Rate Risk
Primarily as the result of the sale of our Swiss campus in March 2008, we now have less than $0.2 million of foreign assets and approximately $0.2 million of foreign liabilities. We do not believe that we have significant foreign exchange rate risk at June 30, 2009.
Interest Rate Risk
As of June 30, 2009, our 3.5%, $79.2 million convertible, subordinated notes, pay interest at a fixed rate and, accordingly, we are not exposed to interest rate risk as a result of this debt. The fair value of our $79.2 million convertible, subordinated notes has varied significantly, historically, based upon, among other factors, the price of our common stock and current interest rates on similar instruments.
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
Refer to Notes 12 and 15 of Notes to the Consolidated Financial Statements, within Part I of this Form 10-Q, for a discussion of legal proceedings.

ITEM 1A.	RISK FACTORS
In addition to the Risk Factors disclosed in our December 31, 2008 Form 10-K, investors should consider the following risks and uncertainties, or updates to such risks and uncertainties, prior to making an investment decision with respect to our securities.
There has been substantial doubt regarding the Company’s ability to remain a Going Concern, and such substantial doubt continues. On June 15, 2009 , Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc. (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). There can be no assurance that the Debtors will be able to successfully emerge from Chapter 11.
The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. The ability to exit Chapter 11 as a reorganized entity is subject to numerous uncertainties, including uncertainties related to the funding of the Chapter 11 process and the funding needed to emerge from Chapter 11, risk related to existing and potential objections from the Debtors’ creditors and/or equity holders and risks related to any determinations made by the Bankruptcy Court with respect to the Debtors’ Plan of Reorganization. The Debtors are under a strict funding budget with respect to the Chapter 11 process, and as such, any of the aforementioned uncertainties may cause a failure to exit Chapter 11, and may result in the conversion of the Chapter 11 into a Chapter 7 bankruptcy. A conversion to Chapter 7 would result in the appointment of a chapter 7 trustee, who would be vested with the ability to liquidate the Debtors’ assets. The Company anticipates that liquidation of the Debtors’ assets in Chapter 7 will likely result in a lesser distribution, if any, to creditors, than otherwise contemplated by the Plan of Reorganization.

ITEM 6.	EXHIBITS
(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

10.1
Post-Petition Senior Secured Super-Priority Credit Agreement By And Among Isolagen, Inc. And, Isolagen Technologies, Inc., as Borrowers, and the Lenders party hereto from time to time, and Viriathus Services LLC Series, as Administrative Agent, And Viriathus Services LLC Series, as Collateral Agent, dated as of June 2009.

10.2	First Amended Disclosure Statement to Accompany the Chapter 11 Plan of Reorganization Proposed by Debtors In Possession

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISOLAGEN, INC.
Date: August 12, 2009	By:	/s/ Todd J. Greenspan
Todd J. Greenspan, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

10.1
Post-Petition Senior Secured Super-Priority Credit Agreement By And Among Isolagen, Inc. And, Isolagen Technologies, Inc., as Borrowers, and the Lenders party hereto from time to time, and Viriathus Services LLC Series, as Administrative Agent, And Viriathus Services LLC Series, as Collateral Agent, dated as of June 2009.

10.2	First Amended Disclosure Statement to Accompany the Chapter 11 Plan of Reorganization Proposed by Debtors In Possession

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.