Form 10-Q
period 2009-09-30
Fibrocell Science, Inc.
filed 2009-11-24
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Fibrocell Science, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No
As of November 20, 2009, issuer had 14,666,666 shares of issued and outstanding common stock, par value $0.001.

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2009 (Successor Company) (unaudited) and December 31, 2008 (Predecessor Company)	1

Consolidated Statements of Operations (unaudited) One month ended September 30, 2009 (Successor Company), two months ended August 31, 2009 (Predecessor Company) and three months ended September 30, 2008 (Predecessor Company)	2

Consolidated Statements of Operations (unaudited) One month ended September 30, 2009 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and nine months ended September 30, 2008 (Predecessor Company) and from inception to August 31, 2009 (Predecessor Company)	3

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) (unaudited) From inception to August 31, 2009 (Predecessor Company) and one month ended September 30, 2009 (Successor Company)	4

Consolidated Statements of Cash Flows (unaudited) One month ended September 30, 2009 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and nine months ended September 30, 2008 (Predecessor Company) and cumulative period from inception to August 31, 2009 (Predecessor Company)	15

Notes to Unaudited Consolidated Financial Statements	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	45

Part II. Other Information

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5. Other Information	47

Item 6. Exhibits	48

Exhibit 4.1
Exhibit 4.2
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 32.1

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial statements.
Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	Successor	Predecessor
	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,147,133	$2,854,300
Accounts receivable, net	230,790	338,850
Inventory, net	239,985	467,246
Prepaid expenses	520,015	738,652
Other current assets	—	624,365
Current assets of discontinued operations, net	811	29,992

Total current assets	2,138,734	5,053,405
Other assets	250	—
Intangible assets	6,340,656	—

Total assets	$8,479,640	$5,053,405

Liabilities, Shareholders’ Equity/(Deficit) and Noncontrolling Interests
Current liabilities:
Current debt	$—	$90,072,286
Accounts payable	141,586	415,909
Accrued expenses	679,624	1,647,713
Deferred revenue	—	7,522
Current liabilities of discontinued operations	8,183	209,458

Total current liabilities	829,393	92,352,888
Long-term debt	6,000,060	—
Deferred tax liability	2,500,000	—
Other long term liabilities of continuing operations	397,611	1,171,638

Total liabilities	9,727,064	93,524,526

Commitments and contingencies (see Note 11)

Equity
Fibrocell Science, Inc. shareholders’ equity/(deficit):
Predecessor common stock, $.001 par value; 100,000,000 shares authorized	—	41,639
Successor common stock, $.001 par value; 250,000,000 shares authorized	14,667	—
Additional paid-in capital	314,118	131,341,227
Predecessor treasury stock, at cost, 4,000,000 shares	—	(25,974,000)
Accumulated deficit during development stage	(1,957,547)	(194,057,337)

Total Fibrocell Science, Inc. shareholders’ deficit	(1,628,762)	(88,648,471)

Noncontrolling interest	381,338	177,350

Total deficit and noncontrolling interests	(1,247,424)	(88,471,121)

Total liabilities, shareholders’ equity/(deficit) and noncontrolling interests	$8,479,640	$5,053,405

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
	One month ended
	September 30,	Two months ended	Three months ended
	2009	August 31, 2009	September 30, 2008
Revenue
Product sales	$75,029	$130,740	$300,173
License fees	—	—	—

Total revenue	75,029	130,740	300,173
Cost of sales	53,323	252,420	143,611

Gross profit (loss)	21,706	(121,680)	156,562

Selling, general and administrative expenses	1,372,122	1,158,959	1,837,143
Research and development expenses	556,242	614,511	2,282,218

Operating loss	(1,906,658)	(1,895,150)	(3,962,799)
Other income (expense)
Interest income	1	1	31,824
Reorganization items, net	—	74,132,188	—
Other income/(expense)	—	(6,243)	—
Interest expense	(58,333)	(290,063)	(974,810)

Income/(loss) from continuing operations	(1,964,990)	71,940,733	(4,905,785)
Income/(loss) from discontinued operations, net of tax (see Note 8)	5,799	216,203	(24,027)

Net income/(loss)	(1,959,191)	72,156,936	(4,929,812)
Plus/(less): Net loss/(income) attributable to noncontrolling interest	1,644	(214,292)	13,346

Net income/(loss) attributable to Fibrocell Science, Inc. common shareholders	$(1,957,547)	$71,942,644	$(4,916,466)

Per share information:

Income/(loss) from continuing operations—basic and diluted	$(0.13)	$1.85	$(0.13)
Income/(loss) from discontinued operations—basic and diluted	—	—	—
Income attributable to noncontrolling interest	—	—	—

Net income/(loss) per common share—basic and diluted	$(0.13)	$1.85	$(0.13)

Weighted average number of basic and diluted common shares outstanding	14,666,666	38,820,380	37,639,492

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor	Predecessor	Predecessor
				Cumulative period from
	One month ended	Eight months ended	Nine months ended	December 28, 1995 (date of
	September 30, 2009	August 31, 2009	September 30, 2008	inception) to August 31, 2009
Revenue
Product sales	$75,029	$538,620	$789,847	$4,818,994
License fees		—	—	260,000

Total revenue	75,029	538,620	789,847	5,078,994
Cost of sales	53,323	424,139	462,373	2,279,335

Gross profit	21,706	114,481	327,474	2,799,659

Selling, general and administrative expenses	1,372,122	3,427,374	7,993,543	84,805,520
Research and development expenses	556,242	2,107,718	8,427,429	56,269,869

Operating loss	(1,906,658)	(5,420,611)	(16,093,498)	(138,275,730)
Other income (expense)
Interest income	1	248	165,342	6,989,539
Reorganization items, net	—	73,538,984	—	73,538,984
Other income/(expense)	—	(6,243)	—	316,338
Interest expense	(58,333)	(2,232,138)	(2,924,429)	(18,790,218)

Income/(loss) from continuing operations before income taxes	(1,964,990)	65,880,240	(18,852,585)	(76,221,087)
Income tax benefit	—	—	—	190,754

Income/(Loss) from continuing operations	(1,964,990)	65,880,240	(18,852,585)	(76,030,333)

Income/(loss) from discontinued operations, net of tax	5,799	46,923	(4,501,049)	(41,091,311)

Net (loss)/Income )	(1,959,191)	65,927,163	(23,353,634)	(117,121,644)
Deemed dividend associated with beneficial conversion	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)
Plus/(less): Net loss/(income) attributable to noncontrolling interest	1,644	(205,632)	73,841	1,799,523

Net loss attributable to Fibrocell Science, Inc. common shareholders	$(1,957,547)	$65,721,531	$(23,279,793)	$(128,335,806)

Per share information:
Income/(loss) from continuing operations—basic and diluted	$(0.13)	$1.72	$(0.50)	$(4.30)
Loss from discontinued operations—basic and diluted	—	—	(0.12)	(2.32)
Income attributable to noncontrolling interest	—	—	—	0.10
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.65)
Preferred stock dividends	—	—	—	(0.09)

Net income/(loss) attributable to common shareholders per common share—basic and diluted	$(0.13)	$1.72	$(0.62)	$(7.26)

Weighted average number of basic and diluted common shares outstanding	14,666,666	38,230,886	37,639,492	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	of Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	39,742	—	—	—	—	—	39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100

Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815

Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock — 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock — 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912

Comprehensive income:

Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	—	—	—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	—	—	—	—	—	(7,688,831)	—	—	—	—	382,982	(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	—	—	—	11,400,000	11,400	(2,228,231)	—	—	—	—	382,982	(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Compensation expense on shares issued to management	—	—	—	—	600,000	600	149,400	—	—	—	—	—	150,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	286,622	—	—	—	—	—	286,622
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	308,994	—	—	—	—	—	308,994

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(1,957,547)	(1,644)	(1,959,191)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,959,191)

Balance 09/30/09 (Successor)	—	$—	—	$—	14,666,666	$14,667	$314,118	—	$—	$—	$(1,957,547)	$381,338	$1,247,424

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor		Predecessor
				Cumulative period
				from December 31,
	One month	Eight months	Nine months	1995 (date of
	ended September	ended August	ended September	inception) to August
	30, 2009	31, 2009	30, 2008	31, 2009
Cash flows from operating activities:
Net (loss) income	$(1,957,547)	$65,721,531	$(23,279,793)	$(115,322,121)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Reorganization items, net	—	(74,648,976)	—	(74,648,976)
Expense related to equity awards and issuance of stock	745,616	583,453	2,053,119	10,608,999
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	—	—	1,063,728	9,091,990
Provision for doubtful accounts	668	501	3,165	337,810
Provision for excessive and/or obsolete inventory	5,126	169,085	59,972	259,427
Amortization of debt issue costs	—	985,237	561,929	4,107,067
Amortization of debt discounts on investments	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	6,326,621	17,668,477
Foreign exchange loss (gain) on substantial liquidation of foreign entity	(7,084)	30,012	(2,107,509)	(2,256,408)
Net (loss) income attributable to non-controlling interests	(1,644)	205,632	(73,841)	(1,799,523)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease in restricted cash	—	—	451,383	—
Decrease (increase) in accounts receivable	15,226	91,666	(9,503)	(91,496)
Decrease (increase) in other receivables	4,126	23,632	45,868	218,978
Decrease (increase) in inventory	23,508	29,543	100,989	(455,282)
Decrease (increase) in prepaid expenses	(301,488)	628,197	331,509	34,341
Decrease (increase) in other assets	4,120	(112,441)	(7,807)	71,000
Increase (decrease) in accounts payable	4,184	(230,592)	(152,104)	57,648
Increase (decrease) in accrued expenses, liabilities subject to compromise and other liabilities	(192,824)	1,868,162	(1,282,061)	3,311,552
Decrease in deferred revenue	—	(7,522)	8,590	(50,096)

Net cash used in operating activities	(1,658,013)	(4,662,880)	(15,905,745)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	(6,679)	(2,016,520)
Purchase of property and equipment	—	—	(33,337)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	6,444,386	6,542,434
Purchase of investments	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	153,507,000

Net cash provided by (used in) investing activities	—	—	6,404,370	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	—	12,931,800
Proceeds from the issuance of common stock, net	1,800,000	—	—	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	(360,872)		(360,872)
Proceeds from secured loan	—	500,471	—	500,471
Proceeds from debtor-in-possession loan	—	2,750,000	—	2,750,000
Payments on insurance loan	(8,304)	(63,983)	—	(79,319)
Cash dividends paid on preferred stock	—	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	—	(26,024,280)

Net cash provided by financing activities	1,791,696	2,825,616	—	170,137,276

Effect of exchange rate changes on cash balances	3,174	(6,760)	(112,417)	(36,391)
Net increase (decrease) in cash and cash equivalents	136,857	(1,844,024)	(9,613,792)	1,010,276
Cash and cash equivalents, beginning of period	1,010,276	2,854,300	16,590,720	—

Cash and cash equivalents, end of period	$1,147,133	$1,010,276	$6,976,928	$1,010,276

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$1,575,000	$12,715,283

Non-cash investing and financing activities:

Deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$—	$11,423,824

Preferred stock dividend	—	—	—	1,589,861

Uncompensated contribution of services	—	—	—	755,556

Common stock issued for intangible assets	—	—	—	540,000

Common stock issued in connection with conversion of debt	—	10,814,000	—	10,814,000

Equipment acquired through capital lease	—	—	—	167,154

Financing of insurance premiums	—	—	—	87,623

Issuance of notes payable	—	6,000,060	—	6,000,060

Successor common stock issued in connection with reorganization	—	5,472,000	—	5,472,000

Intangible assets	—	6,340,656	—	6,340,656

Deferred tax liability in connection with fresh-start	—	2,500,000	—	2,500,000
Elimination of Predecessor common stock and fresh start adjustment	—	14,780,320	—	14,780,320

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Note 1—Emergence from Voluntary Reorganization Under Chapter 11 Proceedings and Reorganization Plan
Background
On June 15, 2009 Isolagen, Inc. (“the Predecessor”) and Isolagen’s wholly owned subsidiary, Isolagen Technologies, Inc. (“Isolagen Tech”) (Isolagen and Isolagen Tech are referred as the “Debtors”), each filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware in Wilmington (the “Bankruptcy Court”) under Case Nos. 09-12072 and 09-12073, respectively.
On August 27, 2009 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ Joint First Amended Plan of Reorganization dated July 30, 2009, as supplemented by the Plan Supplement dated August 21, 2009 (as so modified and supplemented, the “Plan”). The (“Effective Date”) of the Plan was September 3, 2009. Isolagen and Isolagen Tech emerged from bankruptcy as the reorganized debtors, Fibrocell Science, Inc. (“Fibrocell” or the “Company” or the “Successor”) and Fibrocell Technologies, Inc. (“Fibrocell Tech”), respectively (collectively, the “Reorganized Debtors”), and the bankruptcy cases remain pending only to reconcile the claims asserted against the Debtors. Fibrocell now operates outside of the restraints of the bankruptcy process, free of the debts and liabilities discharged by the Plan.
Our officers and directors as of the effective date were all deemed to have resigned and a new board of directors was appointed. As of the effective date, our initial board of directors consisted of: David Pernock, Paul Hopper and Kelvin Moore. Dr. Robert Langer was appointed to the Board in late September 2009. Declan Daly remained as chief operating officer and chief financial officer of the reorganized company, and in November 2009, he was appointed to the Board of Directors. Mr. Daly is also currently acting as interim chief executive officer and received 5% of the New Common Stock which is subject to a two-year vesting schedule whereby 50% vested on the Effective Date, 25% shall vest on the first anniversary, and 25% shall vest on the second anniversary.
Plan of Reorganization
Pursuant to the Plan, all our equity interests, including without limitation our common stock, options and warrants outstanding as of the effective date were cancelled. On the effective date, we completed an exit financing of common stock in the amount of $2 million, after which the equity holders of our company were:
•	7,320,000 shares, to our pre-bankruptcy lenders and the lenders that provided us our debtor-in-possession facility, collectively;
•	3,960,000 shares, to the holders of our 3.5% convertible subordinated notes;
•	600,000 shares, to our management as of the effective date, which was our chief operating officer;
•	120,000 shares, to the holders of our general unsecured claims; and
•	2,666,666 shares, to the purchasers of shares in the $2 million exit financing (our pre-bankruptcy lenders, the lenders that provided us our debtor-in-possession facility and the holders of our 3.5% convertible subordinated notes were permitted to participate in our exit financing).

In the Plan, in addition to the common stock set forth above, each holder of Isolagen’s 3.5% convertible subordinated notes, due November 2024, in the approximate non-converted aggregate principal amount of $81 million, received, in full and final satisfaction, settlement, release and discharge of and in exchange for any an all claims arising out of the 3.5% convertible subordinated notes, its pro rata share of an unsecured note in the principal amount of $6 million, or the New Note. The New Note has the following features:
•	12.5% interest payable quarterly in cash or, at our option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due;

•	matures June 1, 2012;

•	at any time prior to the maturity date, we may redeem any portion of the outstanding principal of the New Notes in cash at 125% of the stated face value of the New Notes; provided that we will be obligated to redeem all outstanding New Notes upon the following events: (a) we or our subsidiary, Fibrocell Technologies, Inc. (formerly, Isolagen Technologies, Inc.) successfully complete a capital campaign raising in excess of $10,000,000; or (b) we or our subsidiary, Fibrocell Technologies, Inc., are acquired by, or sell a majority stake to, an outside party;

•	the New Notes contain customary representations, warranties and covenants, including a covenant that we and our subsidiary, Fibrocell Technologies, Inc., shall be prohibited from the incurrence of additional debt without obtaining the consent of 66 2/3% of the New Note holders.
Trading of Common Stock
The Predecessor’s common stock ceased trading on the NYSE Amex on May 6, 2009 and in June 2009 the NYSE Amex delisted the Predecessor’s common stock from listing on the NYSE Amex. Upon the Effective Date, the outstanding common stock of the Predecessor Company was cancelled for no consideration. Consequently, the Predecessor’s stockholders prior to the Effective Date no longer have any interest as stockholders of the Predecessor Company by virtue of their ownership of the Predecessor’s common stock prior to the emergence from bankruptcy. On October 21, 2009, the Successor Company was available for trading on the OTC Bulletin Board under the symbol “FCSC”.
Note 2—Basis of Presentation, Business and Organization
Fibrocell Science, Inc., a Delaware corporation, is the parent company of Fibrocell Technologies, Inc. a Delaware corporation (“Fibrocell Technologies”) and Agera Laboratories, Inc., a Delaware corporation (“Agera”). Fibrocell Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”).
The Company is an aesthetic and therapeutic company focused on developing novel skin and tissue rejuvenation products. The Company’s clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burns with a patient’s own, or autologous, fibroblast cells produced in the Company’s proprietary Fibrocell Process. The Company also markets an advanced skin care line with broad application in core target markets through its Agera subsidiary.

In October 2006, the Predecessor Company reached an agreement with the U.S. Food and Drug Administration’s (“FDA”) on the design of a Phase III pivotal study protocol for the treatment of nasolabial fold wrinkles. The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Pursuant to this assessment process, the FDA has agreed that the Predecessor Company’s study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is acceptable to the FDA to form the basis of an efficacy claim for a marketing application. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of our product against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. The Predecessor Company completed enrollment of the study and commenced injection of subjects in early 2007. All injections were completed in January 2008 and top line results from this trial were publically announced in August 2008. The data analysis, including safety data, was publically released in October 2008. The related Biologics License Application was submitted to the FDA in March 2009. In May 2009, the Predecessor Company announced that the FDA had completed its initial review of the Company’s Biologics License Application (“BLA”) related to its nasolabial fold wrinkles product candidate and that the FDA had accepted (or filed) the BLA for full review.
On October 9, 2009 the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed our nasolabial fold wrinkles product candidate. The Committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial fold wrinkles. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. The United States Adopted Names (“USAN”) Council adopted the USAN name, azficel-T, for our nasolabial fold wrinkles product candidate on October 28, 2009, and the FDA is currently evaluating a proposed brand name, Laviv™. The FDA is expected to make a decision whether to approve Fibrocell’s BLA for azficel-T by January 4, 2010.
Basis of Presentation
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105 (“ASC”), Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections and will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on our financial disclosures since all future references to authoritative accounting literature will be references in accordance with ASC 105.
The consolidated financial statements and notes thereto presented herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (‘SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results of interim periods should not be considered indicative of results of a full year. These financial statements should be read in conjunction with the financial statements that were included in the Predecessor’s Company’s Annual Report on Form 10-K for the period ended December 31, 2008 (however, see the discussion below regarding fresh-start accounting). The Successor Company is in development stage in accordance with ASC 915, Development Stage Entities. As such, the one month period ended September 30, 2009 is inception to date of the Successor Company.
Financial Reporting by Entities in Reorganization under the Bankruptcy Code
Reorganizations. Overall, ASC 852-10 (previously The American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) applies to the Company’s financial statements for the periods that the Company operated under the provisions of Chapter 11. ASC 852 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition, ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, gains, and losses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items, net” on the accompanying consolidated statements of operations.

As of September 1, 2009, the Successor Company adopted fresh-start accounting in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. The Successor Company selected September 1, 2009, as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the September 3, 2009 effective date and the immaterial impact of transactions between September 1, 2009 and September 3, 2009. The adoption of fresh-start accounting resulted in the Successor Company becoming a new entity for financial reporting purposes. The Successor Company is a development stage company and the September 30, 2009 one month results equal the cumulative to-date totals.
Accordingly, the financial statements prior to September 1, 2009 are not comparable with the financial statements for periods on or after September 1, 2009. References to “Successor” or “Successor Company” refer to the Company on or after September 1, 2009, after giving effect to the cancellation of Isolagen, Inc. common stock issued prior to the Effective Date, the issuance of new Fibrocell Science, Inc. common stock in accordance with the Plan, and the application of fresh-start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to September 1, 2009. See Note 5 — “Fresh-Start Accounting” in the notes to these Consolidated Financial Statements for further details.
For discussions on the results of operations, the Successor Company has combined the results of operations for the two and eight months ended August 31, 2009, with the results of operations for the one month ended September 30, 2009. The combined periods have been compared to the three and nine months ended September 30, 2008. The Successor Company believes that the combined financial results provide management and investors a more meaningful analysis of the Successor Company’s performance and trends for comparative purposes.
Note 3—Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going-concern. At September 30, 2009, we had cash and cash equivalents of $1.1 million and working capital of $1.3 million. We believe that our existing capital resources are adequate to sustain our operation through approximately the end of January 2010, under our current, reduced operating plan. As such, we require additional cash resources prior to or during approximately the end of January 2010, or we will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if we do raise additional cash resources prior to the end of January 2010, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them. As of the date of the filing of this quarterly report. In October 2009, we raised $3.3 million less fees as a result of the issuance of Series A 6% Convertible Preferred Stock.
Through September 30, 2009, we have been primarily engaged in developing our initial product technology. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2010. In fiscal 2009 we financed our operations primarily through our existing cash, but as discussed above we now require additional financing. There is substantial doubt about our ability to continue as a going concern.
Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Successor Company and the offering terms. Our ability to complete an offering is also dependent on the status of our FDA regulatory milestones and our clinical trials, and in particular, the status of our indication for the treatment of nasolabial fold wrinkles and the status of the related BLA, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing or capital prior to or during approximately the end of January 2010. If we do not obtain additional funding, or do not anticipate additional funding, prior to or during approximately the end of January 2010, we will likely enter into bankruptcy and/or cease operations. Further, if we do raise additional cash resources prior to the end of January 2010, it may be raised in contemplation of or in connection with bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Note 4—Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In addition, management’s assessment of the Successor Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Actual results may differ materially from those estimates.
Under fresh-start accounting, the Successor Company’s asset values are remeasured and allocated in conformity with Accounting Standards Codification (“ASC’) 805-20, Business Combinations, Identifiable Assets and Liabilities, and Any Noncontrolling Interest, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) or Business Combinations (SFAS No. 141R). In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be reported at fair value or the present values of the amounts to be paid using appropriate market interest rates.
Estimates of fair value represent the Successor Company’s best estimates based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Successor Company. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Any adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.
Concentration of Credit Risk
As of September 30, 2009, the Successor Company maintains the majority of its cash primarily with one major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000. The terms of these deposits are on demand to minimize risk. The Successor Company has not incurred losses related to these deposits. Cash and cash equivalents of approximately $0.2 million, related to Agera and the Successor Company’s Swiss subsidiary, is maintained in two separate financial institutions. The Successor Company invests these funds primarily in demand deposit accounts.
Allowance for Doubtful Accounts
The Successor Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. One foreign customer represents 79% and 94% of accounts receivable, net, at September 30, 2009 and December 31, 2008, respectively. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Successor Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. At September 30, 2009, Agera’s inventory of $0.2 million consisted of $0.1 million of raw materials and $0.1 million of finished goods. At December 31, 2008, Agera’s inventory of $0.5 million consisted of $0.2 million of raw materials and $0.3 million of finished goods.
Intangible assets
Intangible assets are research and development assets that were recognized upon emergence from bankruptcy (see Note 5). Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows.
Revenue recognition
The Successor Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements and ASC 605, Revenue Recognition (“ASC 605”). In general, ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectability is reasonably assured.
Revenue from the sale of Agera’s products is recognized upon transfer of title, which is upon shipment of the product to the customer. The Successor Company believes that the requirements of ASC 605 are met when the ordered product is shipped, as the risk of loss transfers to our customer at that time, the fee is fixed and determinable and collection is reasonably assured. Any advanced payments are deferred until shipment.
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

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. The Successor Company accrues the costs of services rendered in connection with third-party contractor activities based on its estimate of management fees, site management and monitoring costs and data management costs. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.
Stock-based Compensation
We account for stock-based awards to employees and non-employees using the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. We use a Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based on historical volatility of our competitor’s stock since the Predecessor Company ceased trading as part of the bankruptcy and emerged as a new entity. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We estimate future forfeitures of options based upon expected forfeiture rates.
Income taxes
An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss (“NOLs”) carryover. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of September 30, 2009 and December 31, 2008, the Successor and Predecessor Company had no accrued interest related to uncertain tax positions.
At September 30, 2009 and December 31, 2008, the Successor and Predecessor has provided a full valuation allowance for the net deferred tax assets, the large majority of which relates to the future benefit of loss carryovers. In addition, as a result of fresh-start accounting, the Successor Company may be limited by section 382 of the Internal Revenue Service Code. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The deferred tax liability at September 30, 2009 related to the intangible assets recognized upon fresh-start accounting.
Earnings (Loss) per share data
Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share (“Diluted EPS’) also gives effect to the dilutive effect of stock options, warrants convertible notes and convertible preferred stock calculated based on the treasury stock method.
The Predecessor and Successor Company’s potentially dilutive securities consist of potential common shares related to stock options and restricted stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would be anti-dilutive. There were no potentially dilutive securities issued or outstanding for the one month ended September 30, 2009. There were no potentially dilutive securities for the two months and eight months ended August 31, 2009, due to the cancellation of the convertible notes and the cancellation of all the outstanding stock option plans and the last known market price was less than exercise price.
Fair Value of Financial Instruments
The carrying values of certain of the Successor Company’s financial instruments, including cash equivalents and accounts payable approximates fair value due to their short maturities. The fair values of the Successor Company’s long-term obligations are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. The carrying values of the Successor Company’s long-term obligations approximate their fair values.
The fair value of the reorganization value which applies in fresh-start accounting was estimated by applying the income approach and a market approach. This fair value measurement is based on significant inputs that are not observable in the market and, therefore, represents a Level 3 measurement as defined in Statement of Financial Accounting Standards No. 157 (FAS-157), Fair Value Measurements.

New Pronouncements
In August 2009, the FASB issued Accounting Standard Update No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 amends ASC 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted market price of the identical liability when trades as an asset or b) quoted prices for similar liabilities or similar liabilities when trades as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on our financial position or results of operations; however, this standard may impact us in future periods.
In May 2009, the FASB released a new accounting pronouncement which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Basis of Presentation” for the related disclosures. The adoption this pronouncement did not have a material impact on our financial statements.
In December 2007, the FASB issued a pronouncement which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted the pronouncement on January 1, 2009 with no impact on operating results or financial position.
Note 5—Fresh-Start Accounting
On September 1, 2009, the Successor Company adopted fresh-start accounting upon the emergence of bankruptcy in accordance with ASC 852-10, Reorganization (previously SOP 90-7). Fresh-start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, the Company’s consolidated financial statements for periods prior to September 1, 2009 are not comparable to consolidated financial statements presented on or after September 1, 2009. The Company selected September 1, 2009, as the date to apply fresh-start accounting based on the absence of any material contingencies at the September 3, 2009 effective date and the immaterial impact of transactions between September 1, 2009 and September 3, 2009.
Under ASC 852-10, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of the adoption of fresh-start accounting. The Successor Company obtained an independent appraisal to value the equity and it served as the fair market value of the emerging Company’s equity.
Fresh-start accounting reflects the value of the Successor Company as determined in the confirmed Plan. Under fresh-start accounting, the Successor Company’s assets values are remeasured and allocated in conformity with ASC 805-20, Business Combinations, Identifiable Assets and Liabilities, and Any Noncontrolling Interest. Fresh-start accounting also requires that all liabilities should be stated at fair value. The portion of the reorganization value which was attributed to identified intangible assets was $6,340,656. This value is related to research and development assets that are not subject to amortization. In accordance with ASC 805-20, this amount is reported as Goodwill in the unaudited consolidated financial statements as of September 30, 2009, and is not being amortized.
The following fresh-start Consolidated Balance Sheet presents the financial effects on the Successor Company with the implementation of the Plan and the adoption of fresh-start accounting. The effect of the consummation of the transactions contemplated in the Plan included the settlement of liabilities and the issuance of common stock.

The effects of the Plan and fresh-start reporting on the Successor Company’s Consolidated Balance Sheet are as follows:

	Predecessor	Reclassifications		Fresh Start	Successor
	August 31,	And Plan of		Accounting	September 1,
	2009	Reorganization		Adjustments	2009
Assets
Current assets:
Cash and cash equivalents	$1,010,277	—		—	$1,010,277
Accounts receivable, net	246,684	—		—	246,684
Inventory, net	268,619	—		—	268,619
Prepaid expenses	221,225	—		—	221,225
Other current assets	4,140	—		—	4,140
Current assets of discontinued operations, net	785	—		—	785

Total current assets	1,751,730	—		—	1,751,730
Intangible assets	—	—		$6,340,656	6,340,656
Other assets	1,671	—		—	1,671

Total assets	$1,753,401	—		6,340,656	$8,094,057

Liabilities, Shareholders’ Equity/(Deficit) and Noncontrolling Interests
Current liabilities:
Current debt	$8,304	—		—	$8,304
Accounts payable	137,401	—		—	137,401

Accrued expenses	849,395	—		—	849,395
Liabilities subject to compromise	82,181,741	(82,181,741)	(a)	—	—
Prepetition secured loan, subject to compromise	500,471	(500,471)	(b)	—	—
Debtor-in-possession loan	2,750,000	(2,750,000)	(b)	—	—
Current liabilities of discontinued operations	25,668	—		—	25,668

Total current liabilities	86,452,980	(85,432,212)		—	1,020,768

Other long term liabilities of continuing operations	407,078	—		—	407,078
Notes Payable	—	6,000,060	(a)	—	6,000,060
Deferred tax liability	—	—		2,500,000	2,500,000

Total liabilities	86,860,058	(79,432,152)		—	9,927,906

Commitments and contingencies

Shareholders’ Equity (Deficit):
Predecessor common stock	42,821	(42,821)	(c)	—	—
Predecessor additional paid-in capital	142,737,499	(25,931,179)	(c)	(116,806,320)	—
Predecessor treasury stock	(25,974,000)	25,974,000	(c)	—	—
Successor common stock	—	11,400	(a) (b)	—	11,400
Successor additional paid-in capital	—	5,460,600	(a) (b)	(7,688,831)	(2,228,231)
Accumulated deficit during development stage	(202,295,959)	73,960,152	(a) (b) (c) (d)	128,335,807	—

Total shareholders’ equity (deficit)	(85,489,639)	79,432,152		3,840,656	(2,216,831)

Noncontrolling interest	382,982	—		—	382,982

Total equity/(deficit) and noncontrolling interests	(85,106,657)	79,432,152		3,840,656	(1,833,849)

Total liabilities, shareholders’ equity/(deficit) and noncontrolling interests	$1,753,401	—		$3,840,656	$8,094,057

Notes to Plan of Reorganization and fresh-start accounting adjustments
(a)- This adjustment reflects the discharge of liabilities subject to compromise in accordance with the Plan of Reorganization and the issuance of $6 million in Notes payable and the issuance of 4,080,000 shares of Successor Company common stock in satisfaction of such claims.
(b) This adjustment reflects the discharge of prepetition loan and debtor in-possession loan in accordance with the Plan of Reorganization and the issuance of 7,320,000 shares of the Successor Company common stock in satisfaction of such claims.
(c) This adjustment reflects the cancellation of the Predecessor Company’s common stock, additional paid-in capital and treasury stock.
(d) To reset accumulated deficit to zero for the consolidated subsidiaries included in the Plan of Reorganization.
Note 6—Liabilities Subject to Compromise and Reorganization Items
Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. For further information regarding the discharge of liabilities subject to compromise, see Note 5- “Fresh-Start Accounting in the notes of these Financial Statements. As of September 30, 2009, there were no liabilities subject to compromise.
The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items, net” and are presented separately in the unaudited consolidated statements of operations. For the nine months ended September 30, 2009, the following have been incurred:

	Successor	Predecessor
	One month ended	Two months ended	Eight months ended
	September 30, 2009	August 31, 2009	August 31, 2009
Professional fees (expense)	$—	$(334,738)	$(533,271)
Debt issuance costs related to DIP facility	—	(182,050)	(295,757)
Other debt issuance costs	—	—	(280,964)
Gain on discharge of liabilities subject to compromise	—	74,648,976	74,648,976

Total reorganization items, net	$—	$74,132,188	$73,538,984

The $74.6 million gain from discharge of liabilities subject to compromise is the result of the settlement of 3.5% Subordinated Notes in exchange for $6.0 million in Notes Payable and 3,960,000 shares, Debtor-in-Possession Credit Facility and Prepetition Secured Loan in exchange for 7,320,000 shares of the Successor Company’s common stock and unsecured claims in exchange for 120,000 shares. On the Effective Date, all stock option plans of the Predecessor Company were cancelled.
Cash paid for reorganization items during the three and nine months ended September 30, 2009 was $0.4 and $0.6 million, respectively. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
Note 7—Agera Laboratories, Inc.
On August 10, 2006, the Predecessor Company acquired 57% of the outstanding common shares of Agera. Agera is a skincare company that has proprietary rights to a scientifically-based advanced line of skincare products. Agera markets its product primarily in the United States and Europe. The results of Agera’s operations and cash flows have been included in the consolidated financial statements from the date of the acquisition. The assets and liabilities of Agera have been included in the consolidated balance sheet since the date of the acquisition.

Note 8— Discontinued Operations and Exit Costs
In 2007, the Predecessor Company completed the closure of its United Kingdom operation. As a result of the closure of the United Kingdom operation, the operations that the Predecessor Company previously conducted in Switzerland and Australia, which when closed had been absorbed into the United Kingdom operation, were also classified as discontinued operations in 2007. All assets, liabilities and results of operations of the United Kingdom, Switzerland and Australian operations are reflected as discontinued operations in the accompanying consolidated financial statements. All prior period information has been restated to reflect the presentation of discontinued operations.
The balance sheet components of discontinued operations as of September 30, 2009 and December 31, 2008 are comprised of less than $0.1 million and $0.2 million, respectively, of accrued expenses and other current liabilities.
The following sets forth the results of operations of discontinued operations for the one month ended September 30, 2009, two months ended August 31, 2009 and the three months ended September 30, 2008:

	Successor	Predecessor	Predecessor
	One month	Two months	Three months
	September 30,	August 31,	September 30,
(in millions)	2009	2009	2008
Net revenue	$—	$—	$—
Gross loss	—	—	—
Loss on sale of Swiss campus, before foreign currency gain	—	—	—
Operating loss	—	—	—
Foreign exchange gain on substantial liquidation of foreign entity	—	—	—
Other income	—	0.2	—

Gain (loss) from discontinued operations	$—	$0.2	$—

The following sets forth the results of operations of discontinued operations for the one month ended September 30, 2009, eight months ended August 31, 2009 and the nine months ended September 30, 2008:

	Successor	Predecessor	Predecessor
	One month	Eight months	Nine months
	September 30,	August 31,	September 30,
(in millions)	2009	2009	2008
Net revenue	$—	$—	$—
Gross loss	—	—	—
Loss on sale of Swiss campus, before foreign currency gain	—	—	(6.3)
Operating loss	—	—	(6.7)
Foreign exchange gain on substantial liquidation of foreign entity	—	—	2.1
Other income	—	(0.1)	0.1

Loss from discontinued operations	$—	$(0.1)	$(4.5)

Note 9—Accrued Expenses
Accrued expenses are comprised of the following:

	Successor	Predecessor
	September 30,	December 31,
	2009	2008
Accrued professional fees	$433,506	$479,943
Accrued settlement fees	—	325,000
Accrued compensation	28,469	17,570
Accrued interest	58,334	525,000
Accrued other	159,315	300,200

Accrued expenses	$679,624	$1,647,713

Note 10—Debt
As part of the Plan of Reorganization, the Successor Company was discharged of the Pre-petition Secured Loan, Debtor-in-Possession Credit Facility, related accrued interest and converted the 3.5% Convertible Subordinated Notes into new 12% Promissory notes as defined below. The Successor Company recorded a $74,648,976 gain relating to the extinguishment of debt as a result of this Plan of Reorganization.
The Successor Company’s outstanding long-term debt at September 30, 2009 consists of $6 million of 12.5% Unsecured Promissory Notes (“New Notes”). The New Notes have the following features: (1) 12.5% interest payable quarterly in cash or, at the Successor Company’s option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due; (2) maturing June 1, 2012; (3) at any time prior to the maturity date, the Successor Company may redeem any portion of the outstanding principal of the New Notes in Cash at 125% of the stated face value of the New Notes. There is a mandatory redemption feature that requires the Successor Company to redeem all outstanding new notes if: (1) the Successor Company successfully completes a capital campaign raising in excess of $10 million; or (2) the Successor Company is acquired by, or sell a majority stake to, an outside party.
Total debt is comprised of the following:

	Successor	Predecessor
	September 30,	December 31,
	2009	2008
Convertible Subordinated Notes	$—	$90,072,286

Total Current Debt	$—	$90,072,286

Promissory Note	$6,000,060	—

Total debt	$6,000,060	$90,072,286

Note 11—Commitments and Contingencies
Legal Proceedings
In connection with certain federal securities and derivative litigations of Isolagen previously described in the Predecessor Company’s public reports, Mr. Jeffrey Tomz, who formerly served as Isolagen’s Chief Financial Officer, demanded reimbursement of his costs of defense, and reimbursement for the costs of responding to a Securities and Exchange Commission investigation of his alleged insider trading in Isolagen stock.  In connection with the reorganized company’s exit from bankruptcy, Mr. Tomz’ claim was treated as a general unsecured claim and was awarded its pro rata share of the common stock issued to the general unsecured creditors.
Employment Agreement
Mr. Daly is entitled to receive an annual bonus, payable each year subsequent to the issuance of final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Compensation Committee of the Board of Directors, based primarily on criteria mutually agreed upon with Mr. Daly. The targeted amount of the annual bonus shall be 50% of Mr. Daly’s base salary. The actual annual bonus for any given period may be higher or lower than 50%. For any fiscal year in which Mr. Daly is employed for less than the full year (other than for 2009), he shall receive a bonus which is prorated based on the number of full months in the year which are worked. Mr. Daly is entitled to a bonus of $50,000 if we are able to complete a capital raise or series of capital raises in excess of $6.0 million, provided Mr. Daly is our chief operating officer at such time. Mr. Daly is entitled to a bonus of $50,000 if our BLA is approved by the FDA, provided Mr. Daly is our chief operating officer at such time.
Consulting Agreement
Effective upon our exit from bankruptcy on September 3, 2009, we entered into a consultant agreement, pursuant to which Dr. Langer agreed to provide consulting services to us, including serving a scientific advisor. The agreement has a one year term, provided that either party may terminate the agreement on 30 days notice. The agreement provides Dr. Langer annual compensation of $50,000.

Note 12—Equity-based Compensation
Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

	Successor	Predecessor	Predecessor
	One month	Eight months	Nine months
	September 30,	August 31,	September 30,
	2009	2009	2008
Stock option compensation expense for employees and directors	$286,622	$581,707	$1,778,886
Restricted stock expense	150,000	—	—
Equity awards for nonemployees issued for services	308,994	1,746	274,233

Total stock-based compensation expense	$745,616	$583,453	$2,053,119

Successor Company
Our board of directors adopted the 2009 Equity Incentive Plan (the “Plan”) effective September 3, 2009. The Plan is intended to further align the interests of the Successor Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisors by providing incentives for such persons to exert maximum efforts for the success of the Successor Company. The Plan allows for the issuance of up to 4,000,000 shares of the Successor Company’s common stock. The types of awards that may be granted under the Plan include options (both nonqualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards. Notwithstanding the foregoing, to the extent the Successor Company is unable to obtain shareholder approval of the Plan within one year of the effective date, any incentive stock options issued pursuant to the Plan shall automatically be considered nonqualified stock options, and to the extent a holder of an incentive stock option exercises his or her incentive stock option prior to such shareholder approval date, such exercised option shall automatically be considered to have been a nonqualified stock option. The term of each award is determined by the Board at the time each award is granted, provided that the terms of options may not exceed ten years.
As part of the part of the emergence from Chapter 11, the Successor Company granted stock options to directors and non-employees for services in September 2009. In addition, restricted stock was issued to the chief executive officer which is subject to a two-year vesting schedule whereby 50% vested immediately on September 3, 2009, 25% shall vest on the first anniversary, and 25% shall vest on the second anniversary.
There were stock options granted for the month of September 2009 and the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.32 for the month of September 2009. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

One Month Ended
September 30,
2009
Expected life (years)	2.6 years
Interest rate	1.3%
Dividend yield	—
Volatility	67%

There were no stock options exercised during the month of September 2009. A summary of option activity for the one month ended September 30, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at September 1, 2009	—	$0.00
One month ended September 30, 2009:
Granted	2,050,000	0.75
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2009	2,050,000	$0.75	4.97	$—

Options exercisable at September 30, 2009	1,900,000	$0.75	4.92	$—

The following table summarizes the status of the Company’s non-vested stock options since September 1, 2009:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at September 1, 2009	—	—
Granted	2,050,000	—
Vested	(1,900,000)	—
Forfeited	—	—

Non-vested at September 30, 2009	150,000	$0.34

The total fair value of shares vested during the month of September 2009 was $0.6 million. As of September 30, 2009, there was less than $0.1 million of total unrecognized compensation cost, related to non-vested director stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Restricted stock
The following table summarizes the Successor’s restricted stock activity for the one month ended September 30, 2009:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at September 1, 2009	—	$—
Granted	600,000	0.48
Vested	(300,000)	0.48
Forfeited	—	—

Non-vested at September 30, 2009	300,000	$0.48

As of September 30, 2009, there was $138,000 of total unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted-average period of 1.92 years.

Predecessor Company
Prior to the Effective Date, the Predecessor Company maintained stock-based incentive compensation plans for employees and directors of the Company. On the Effective Date, the following stock option plans were terminated (and any and all awards granted under such plans were terminated and will no longer be of any force or effect): (1) the 2001 Stock Option and Appreciation Rights Plan, (2) the 2003 Stock Option and Appreciation Rights Plan, (3) the 2005 Stock Option and Appreciation Rights Plan. As a result of the cancellation of the stock options, the Predecessor Company recorded additional stock compensation expense of $294,912 for the unrecognized stock compensation expense.
Note 13—Segment Information and Geographical information
The Successor Company has two reportable segments: Fibrocell Therapy and Agera. The Fibrocell Therapy segment specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. There is no intersegment revenue. The following table provides operating financial information for the continuing operations of the Successor Company’s two reportable segments:

	Segment
	Successor		Successor
One Month Ended September 30, 2009	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$75,029	$75,029

Segment loss from continuing operations	$(1,953,067)	$(11,923)	$(1,964,990)

	Segment
	Predecessor		Predecessor
Two Months Ended August 31, 2009	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$130,740	$130,740

Segment income from continuing operations	$71,465,993	$474,740	$71,940,733

	Segment
	Predecessor		Predecessor
Eight Months Ended August 31, 2009	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$538,620	$538,620

Segment income from continuing operations	$65,498,934	$381,306	$65,880,240

An intercompany receivable as of September 30, 2009, of $1.0 million, due from the Agera segment to the Fibrocell Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Fibrocell Technologies, Inc., as well as Agera working capital needs provided by Fibrocell Technologies, Inc., and has been excluded from total assets of the Fibrocell Therapy segment in the above table. There is no intersegment revenue. Total assets on the consolidated balance sheet at September 30, 2009 are approximately $8.5 million, which includes assets of discontinued operations of less than $0.1 million.

	Segment
	Predecessor		Predecessor
Three Months Ended September 30, 2008	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$300,173	$300,173

Segment loss from continuing operations	$(4,819,095)	$(86,690)	$(4,905,785)

	Segment
	Predecessor		Predecessor
Nine Months Ended September 30, 2008	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$789,847	$789,847

Segment loss from continuing operations	$(18,466,702)	$(385,883)	$(18,852,585)

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
Geographical information concerning the Successor Company’s operations and assets is as follows:

	Revenue	Revenue
	Successor	Predecessor
	One month ended	Two months ended	Three months ended
	September 30, 2009	August 31, 2009	September 31, 2008
United States	$16,259	$40,656	$74,953
United Kingdom	58,567	84,134	217,097
Other	203	5,950	8,123

	$75,029	$130,740	$300,173

	Revenue	Revenue
	Successor	Predecessor
	One month ended	Eight months ended	Nine months ended
	September 30, 2009	August 31, 2009	September 31, 2008
United States	$16,259	$187,289	$254,558
United Kingdom	58,567	308,244	488,417
Other	203	43,087	46,872

	$75,029	$538,620	$789,847

During the one month ended September 30, 2009, revenue from one foreign customer and one domestic customer represented 78% and 17% of consolidated revenue, respectively. During the two months ended August 31, 2009 revenue from one foreign customer and one domestic customer represented 64% and 20% of consolidated revenue, respectively. During the three months ended September 30, 2008, revenue from one foreign customer and one domestic customer represented 72% and 18% of consolidated revenue, respectively.

During the one month ended September 30, 2009, revenue from one foreign customer and one domestic customer represented 78% and 17% of consolidated revenue, respectively. During the eight months ended August 31, 2009, revenue from one foreign customer and one domestic customer represented 57% and 23% of consolidated revenue, respectively. During the nine months ended September 30, 2008 revenue from one foreign customer and one domestic customer represented 62% and 23% of consolidated revenue, respectively.
As of September 30, 2009 and December 31, 2008, one foreign customer represented 79% and 94%, respectively, of accounts receivable, net.
Note 14—Subsequent Events
Subsequent events have been evaluated by the Successor Company through November 23, 2009, which is the date the financial statements were available to be issued.
On October 9, 2009 the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed our nasolabial fold wrinkles product candidate. The committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial fold wrinkles. The committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. The United States Adopted Names (“USAN”) Council adopted the USAN name, azficel-T, for our product on October 28, 2009, and the FDA is currently evaluating a proposed brand name, Laviv™. The FDA is expected to make a decision whether to approve Fibrocell’s BLA for azficel-T by January 4, 2010.
On October 13, 2009, the Successor Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Successor Company agreed to sell to the Purchasers in the aggregate: (i) 3,250 shares of Series A Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series A Preferred”), (ii) Class A warrants to purchase 501,543 shares of Successor Company common stock (“Common Stock”) at an exercise price of $1.62 per share (the “Class A Warrants”); and (iii) Class B warrants to purchase 416,667 shares of Successor Company common stock at an exercise price of $1.95 per share (the “Class B Warrants”) (the Class A Warrants and Class B Warrants, the “Warrants”). The closing of the Series A Preferred and the Warrants to the Purchasers (the “Transaction”) will be consummated as soon as practicable.
The aggregate purchase price paid by the Purchasers for the Series A Preferred and the Warrants was $3,250,000 (representing $1,000 for each share of Series A Preferred together with a Class A Warrant and Class B Warrant). The Successor Company intends to use the proceeds for working capital purposes.
Viriathus Capital LLC and John Carris Investments LLC were co-placement agents for the Transaction, and received cash compensation of $325,000 and warrants to purchase 250,000 shares of Common Stock at an exercise price of $1.30 per share.
Refer to Note 1 and Part II, Item 1A. Risk Factors, for a discussion of the risks related to successfully emerging from Chapter 11.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

Forward-Looking Information
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Fibrocell that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:
•	our ability to finance our business and continue in operations;
•	whether the results of our full Phase III pivotal study and our BLA filing will result in approval of our product candidate, and whether any approval will occur on a timely basis;
•	our ability to meet requisite regulations or receive regulatory approvals in the United States, Europe, Asia and the Americas, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States, Europe, Asia and the Americas or any other country where we plan to conduct commercial operations;
•	whether our clinical human trials relating to the use of autologous cellular therapy applications, and such other indications as we may identify and pursue can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials; our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry, treatment of restrictive scars and burns and other health-related markets;
•	our ability to decrease our manufacturing costs for our Fibrocell Therapy product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;
•	our ability to reduce our need for fetal bovine calf serum by improved use of less expensive media combinations and different media alternatives;
•	continued availability of supplies at satisfactory prices;
•	new entrance of competitive products or further penetration of existing products in our markets;
•	the effect on us from adverse publicity related to our products or the Successor Company itself;
•	any adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	our issuance of certain rights to our shareholders that may have anti-takeover effects;
•	our dependence on physicians to correctly follow our established protocols for the safe administration of our Fibrocell Therapy; and
•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC, including, without limitation, the risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2008, as well as Part II, Item 1A of this Form 10-Q.

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
Overview
We are an aesthetic and therapeutic development stage company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Fibrocell Process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication utilizing the Fibrocell Therapy is for the treatment of nasolabial fold wrinkles, which completed Phase III clinical studies and the related Biologics License Application (“BLA”) was been accepted for filing by the Food and Drug Administration (“FDA”) during May 2009. On October 9, 2009 the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed our nasolabial fold wrinkles product candidate. The Committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial fold wrinkles. The committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. The United States Adopted Names (“USAN”) Council adopted the USAN name, azficel-T, for our product on October 28, 2009, and the FDA is currently evaluating a proposed brand name, Laviv™. The FDA is expected to make a decision whether to approve Fibrocell’s BLA for azficel-T by January 4, 2010.
During 2009 we completed one of two Phase II/III studies for the treatment of acne scars. During 2008 we completed our open-label Phase II study related to full face rejuvenation.
We also develop and market an advanced skin care product line through our Agera subsidiary, in which we acquired a 57% interest in August 2006.
Exit from Bankruptcy
On August 27, 2009, the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order, or Confirmation Order, confirming the Joint First Amended Plan of Reorganization dated July 30, 2009, as supplemented by the Plan Supplement dated August 21, 2009, or the Plan, of Isolagen, Inc. and Isolagen’s wholly owned subsidiary, Isolagen Technologies, Inc. The effective date of the Plan was September 3, 2009.
Our officers and directors as of the effective date were all deemed to have resigned and a new board of directors was appointed. As of the effective date, our initial board of directors consisted of: David Pernock, Paul Hopper and Kelvin Moore. Dr. Robert Langer was appointed to the Board in late September 2009. Declan Daly remained as chief operating officer and chief financial officer of the reorganized company, and in November 2009, he was appointed to the Board of Directors. Mr. Daly is also currently acting as interim chief executive officer.
Pursuant to the Plan, all our equity interests, including without limitation our common stock, options and warrants outstanding as of the effective date were cancelled. On the effective date, we completed an exit financing of common stock in the amount of $2 million, after which the equity holders of our Successor Company were:
•	7,320,000 shares, to our pre-bankruptcy lenders and the lenders that provided us our debtor-in-possession facility, collectively;

•	3,960,000 shares, to the holders of our 3.5% convertible subordinated notes;

•	600,000 shares, to our management as of the effective date, which was our chief operating officer;

•	120,000 shares, to the holders of our general unsecured claims; and

•	2,666,666 shares, to the purchasers of shares in the $2 million exit financing (our pre-bankruptcy lenders, the lenders that provided us our debtor-in-possession facility and the holders of our 3.5% convertible subordinated notes were permitted to participate in our exit financing).
In the Plan, in addition to the common stock set forth above, each holder of Isolagen’s 3.5% convertible subordinated notes, due November 2024, in the approximate non-converted aggregate principal amount of $81 million, received, in full and final satisfaction, settlement, release and discharge of and in exchange for any an all claims arising out of the 3.5% convertible subordinated notes, its pro rata share of an unsecured note in the principal amount of $6 million, or the New Note. The New Note has the following features:
•	12.5% interest payable quarterly in cash or, at our option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due;

•	matures June 1, 2012;

•	at any time prior to the maturity date, we may redeem any portion of the outstanding principal of the New Notes in cash at 125% of the stated face value of the New Notes; provided that we will be obligated to redeem all outstanding New Notes upon the following events: (a) we or our subsidiary, Fibrocell Technologies, Inc. (formerly, Isolagen Technologies, Inc.) successfully complete a capital campaign raising in excess of $10,000,000; or (b) we or our subsidiary, Fibrocell Technologies, Inc., are acquired by, or sell a majority stake to, an outside party;

•	the New Notes contain customary representations, warranties and covenants, including a covenant that we and our subsidiary, Fibrocell Technologies, Inc., shall be prohibited from the incurrence of additional debt without obtaining the consent of 66 2/3% of the New Note holders.
Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going-concern. At September 30, 2009, we had cash and cash equivalents of $1.1 million and working capital of $1.3 million. We believe that our existing capital resources are adequate to sustain our operation through approximately the end of January 2010, under our current, reduced operating plan. As such, we require additional cash resources prior to or during approximately the end of January 2010, or we will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if we do raise additional cash resources prior to the end of January 2010, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them. As of the date of the filing of this quarterly report, we raised $3.3 million less fees as a result of the issuance of Series A 6% Convertible Preferred Stock.
Through September 30, 2009, we have been primarily engaged in developing our initial product technology. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2010. In fiscal 2009 we financed our operations primarily through our existing cash, but as discussed above we now require additional financing. There is substantial doubt about our ability to continue as a going concern.

Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Successor Company and the offering terms. Our ability to complete an offering is also dependent on the status of our FDA regulatory milestones and our clinical trials, and in particular, the status of our indication for the treatment of nasolabial fold wrinkles and the status of the related BLA, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing or capital prior to or during approximately the end of January 2010. If we do not obtain additional funding, or do not anticipate additional funding, prior to or during approximately the end of January 2010, we will likely enter into bankruptcy and/or cease operations. Further, if we do raise additional cash resources prior to the end of January 2010, it may be raised in contemplation of or in connection with bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Trading of Common Stock
The Predecessor’s common stock ceased trading on the NYSE Amex on May 6, 2009 and in June 2009 the NYSE Amex delisted the Predecessor’s common stock from listing on the NYSE Amex. Upon the Effective Date, the outstanding common stock of the Predecessor Company was cancelled for no consideration. Consequently, the Predecessor’s stockholders prior to the Effective Date no longer have any interest as stockholders of the Successor Company by virtue of their ownership of the Predecessor’s common stock prior to the emergence from bankruptcy. On October 21, 2009, the Successor Company was available for trading on the OTC Bulletin Board under the symbol “FCSC”.
Clinical Development Programs
Our product development programs are focused on the aesthetic and therapeutic markets. These programs are supported by a number of clinical trial programs at various stages of development. Currently, we have suspended activity on all of our trials, although we have continued our efforts related to obtaining FDA approval for our lead product candidate, azficel-T, for the treatment of nasolabial fold wrinkles.
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
Aesthetic Development Programs
Nasolabial Fold Wrinkles — Phase III Trials: In October 2006, we reached an agreement with the FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial fold wrinkles (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including subject numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials evaluated the efficacy and safety of azficel-T against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. The injections were completed in January 2008 and the trial data results were disclosed in October 2008. The Phase III trial data results indicated statistically significant efficacy results for the treatment of nasolabial fold wrinkles. The Phase III data analysis, including safety results, was disclosed in October 2008. We submitted the related BLA to the FDA in March 2009. In May 2009, the FDA accepted our BLA submission for filing. On October 9, 2009, the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee reviewed azficel-T. The committee voted 11 “yes” to 3 “no” that the data presented on azficel-T demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety, both for the proposed indication. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application.
The United States Adopted Names (USAN) Council adopted the USAN name, azficel-T, on October 28, 2009, and the FDA is currently evaluating a proposed brand name, Laviv™. The FDA is expected to make a decision whether to approve Fibrocell’s BLA for azficel-T by January 4, 2010.
Full Face Rejuvenation — Phase II Trial: In March 2007, the Predecessor Company commenced an open label (unblinded) trial of approximately 50 subjects. Injections of azficel-T began to be administered in July 2007. This trial was designed to further evaluate the safety and use of our Fibrocell Therapy to treat fine lines and wrinkles for the full face. Five investigators across the United States participated in this trial. The subjects received two series of injections approximately one month apart. In late December 2007, all 45 remaining subjects completed injections. The subjects were followed for twelve months following each subject’s last injection. Data results related to this trial were disclosed in August 2008, which included top line positive efficacy results related to this open label Phase II trial.
Additional safety data from this trial, collected through telephone calls placed to participating subjects twelve months from the date of their final study treatment, were submitted to the FDA on November 1, 2009. No changes to the safety profile of Fibrocell Therapy were identified during our review of this data.
Therapeutic Development Programs
Acne Scars — Phase II/III Trial: In November 2007, the Predecessor Company commenced an acne scar Phase II/III study. This study included approximately 95 subjects. This placebo controlled trial was designed to evaluate the use of Fibrocell Therapy to correct or improve the appearance of acne scars. Each subject served as their own control, receiving Fibrocell Therapy on one side of their face and placebo on the other. The subjects received three treatments two weeks apart. The follow-up and evaluation period was completed four months after each subject’s last injection. In March 2009, the Predecessor Company disclosed certain trial data results, which included statistically significant efficacy results for the treatment of moderate to severe acne scars. Compilation of safety data and data related to the validation of the study photo guide assessment scale discussed below is ongoing and is also subject to additional financing.
In connection with this acne scar program, the Predecessor Company developed a photo guide for use in the evaluators’ assessment of acne study subjects. The Predecessor Company had originally designed the acne scar clinical program as two randomized, double-blind, Phase III, placebo-controlled trials. However, our evaluator assessment scale and photo guide have not previously been utilized in a clinical trial. In November 2007, the FDA recommended that the Predecessor Company consider conducting a Phase II study in order to address certain study issues, including additional validation related to our evaluator assessment scale. As such, the Predecessor Company modified our clinical plans to initiate a single Phase II/III trial. This Phase II/III study, was powered to demonstrate efficacy, and has allowed for a closer assessment of the evaluator assessment scale and photo guide that is ongoing. The Successor Company expects to initiate a subsequent, additional Phase III trial, subject to obtaining sufficient financial resources. The Successor Company believes that the two trials may have the potential to form the basis of a licensure submission to the FDA.

Restrictive Burn Scars — Phase II Trial: In January 2007, the Predecessor Company met with the FDA to discuss our clinical program for the use of Fibrocell Therapy for restrictive burn scar patients. This Phase II trial would evaluate the use of Fibrocell Therapy to improve range of motion, function and flexibility, among other parameters, in existing restrictive burn scars in approximately 20 patients. However, the Predecessor Company delayed the screening and enrollment in this trial until such time as we raise sufficient additional financing.
Dental Study — Phase II Trial: In late 2003, the Predecessor Company completed a Phase I clinical trial for the treatment of condition relating to periodontal disease, specifically to treat Interdental Papillary Insufficiency. In the second quarter of 2005, the Predecessor Company concluded the Phase II dental clinical trial with the use of Fibrocell Therapy and subsequently announced that investigator and subject visual analog scale assessments demonstrated that the Fibrocell Therapy was statistically superior to placebo at four months after treatment. Although results of the investigator and subject assessment demonstrated that the Fibrocell Therapy was statistically superior to placebo, an analysis of objective linear measurements did not yield statistically significant results.
In 2006, the Predecessor Company commenced a Phase II open-label dental trial for the treatment of Interdental Papillary Insufficiency. This single site study included 11 subjects. All study treatment and follow up visits were completed, but full analysis of the study was previously placed on internal hold due to our financial resource constraints.
Agera Skincare Systems
The Successor Company markets and sells a skin care product line through our majority-owned subsidiary, Agera Laboratories, Inc., which the Predecessor Company acquired in August 2006. Agera offers a complete line of skincare systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology. These skincare products can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems. Agera primarily markets its products primarily in the United States and Europe (primarily the United Kingdom).
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
Stock-Based Compensation: We account for stock-based awards to employees and non-employees using the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. We use a Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based on historical volatility of our competitor’s stock since the Predecessor Company ceased trading as part of the bankruptcy and emerged as a new entity. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We estimate future forfeitures of options based upon expected forfeiture rates.

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
Emergence from Voluntary Reorganization Under Chapter 11 Proceedings and Reorganization Plan
Fibrocell emerged from Chapter 11 on September 3, 2009. See Note 1 in the accompanying Consolidated Financial Statements.
Basis of Presentation
As of September 1, 2009, the Successor Company adopted fresh-start accounting in accordance with ASC 852-10, Reorganizations. The Successor Company selected September 1, 2009, as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the August 27, 2009 confirmation hearing and the immaterial impact of transactions between August 27, 2009 and September 1, 2009. The adoption of fresh-start accounting resulted in the Successor Company becoming a new entity for financial reporting purposes.
Accordingly, the financial statements prior to September 1, 2009 are not comparable with the financial statements for periods on or after September 1, 2009. References to “Successor” or “Successor Company” refer to the Company on or after September 1, 2009, after giving effect to the cancellation of Isolagen, Inc. common stock issued prior to the Effective Date, the issuance of new Fibrocell Science, Inc. common stock in accordance with the Plan, and the application of fresh-start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to September 1, 2009. See Note 5 — “Fresh Start Accounting” in the notes to these Consolidated Financial Statements for further details.
For discussions on the results of operations, the Successor Company has combined the results of operations for the two and eight months ended August 31, 2009, with the results of operations for the one month ended September 30, 2009. The combined periods have been compared to the three and nine months ended September 30, 2008. The Successor Company believes that the combined financial results provide management and investors a more meaningful analysis of the Company’s performance and trends for comparative purposes.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in Part 1, Item 1 of this report.
Results of Operations
Three months ended September 30, 2009 and 2008
Revenue
Revenue decreased approximately $0.1 million to $0.2 million for the three months ended September 30, 2009 as compared to $0.3 million for the three months ended September 30, 2008. For the three months ended September 30, 2009 and 2008, 69% and 72%, respectively, of Agera’s revenue were to one foreign customer. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer.

Costs of sales
Costs of sales were $0.3 million for the three months ended September 30, 2009, as compared to $0.1 million for the three months ended September 30, 2008. The $0.2 million increase is due to a write off of slow moving and obsolete inventory. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 144% for the three months ended September 30, 2009 and 48% for the three months ended September 30, 2008.
Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $0.7 million to $2.5 million for the three months ended September 30, 2009, as compared to $1.8 million for the three months ended September 30, 2008. The increase in selling, general and administrative expense is primarily due to the following:
a) Employee compensation, bonuses and payroll taxes increased by approximately $0.8 million to $1.6 million for the three months ended September 30, 2009, as compared to $0.8 million for the three months ended September 30, 2008, due primarily to the recognition of the balance of the cancelled stock options and the recording of stock option expense for new stock options granted to the new directors and management, offset by a decrease in salaries and bonuses.
b) Other general and administrative operating costs decreased by approximately $0.1 million to $0.7 million for the three months ended September 30, 2009, as compared to $0.8 million for the three months ended September 30, 2008 due primarily to reduced depreciation and amortization expense of $0.1 million due to the impairment of fixed assets and intangible assets during 2008.
Research and development expenses
Research and development expenses decreased by approximately $1.1 million for the three months ended September 30, 2009 to $1.2 million, as compared to $2.3 million for the three months ended September 30, 2008. The decrease of $1.1 million is primarily due to reduced consulting costs and trial costs, as injections related to our Phase II/III Acne Scar trial were completed during late 2008. There was minimal clinical trial and laboratory activity performed during the three months ended September 30, 2009, resulting in a significant decrease in research and development expense as compared to the three months ended September 30, 2008.
Income/(Loss) from Discontinued Operations
The income from discontinued operations for the three months ended September 30, 2009 was approximately $0.2 million as compared to a loss of less than $0.1 for the three months ended September 30, 2008.
Interest Income
Due to the cash position of the Successor Company, no interest income was earned for the three months ended September 30, 2009 as compared to less than $0.1 million for the three months ended September 30, 2008. The decrease in interest income resulted principally from a decrease in the amount of cash and cash equivalents, as a result of our normal operating activities primarily related to our efforts to gain FDA approval for our Fibrocell Therapy.
Reorganization Items, Net
On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc., filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Bankruptcy, Debt and Going Concern. A reorganization gain, net of reorganization costs, of $74.1 million was recorded for the three months ended September 30, 2009, which were comprised primarily of legal fees and the unamortized debt acquisition costs, gain on discharge of debt, (refer to Note 6 of Notes to the Unaudited Consolidated Financial Statement for further discussion).

Interest Expense
Interest expense decreased $0.6 million to $0.3 million for the three months ended September 30, 2009, as compared to $0.9 for the three months ended September 30, 2008. Our interest expense was primarily related to our 3.5% convertible subordinated notes, which with the emergence out of bankruptcy was exchanged for $6.0 million of debt and 3,960,000 shares of new common stock. As of September 30, 2009, $6.0 million of debt was outstanding. There was no amortization of debt issuance costs for the three months ended September 30, 2009 because of the bankruptcy. There was an expense of $0.2 million of debt issuance costs related to the DIP financing. There was amortization of deferred debt issuance costs of $0.2 million for the three months ended September 30, 2008.
Nine months ended September 30, 2009 and 2008
Revenue
Revenue decreased approximately $0.2 million to $0.6 million for the nine months ended September 30, 2009 as compared to $0.8 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, 60% and 62%, respectively, of Agera’s revenue were to one foreign customer. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer.
Costs of sales
Costs of sales remained constant at $0.5 million for the nine months ended September 30, 2009 and September 30, 2008. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 78% for the nine months ended September 30, 2009 and 59% for the nine months ended September 30, 2008. Cost of sales as a percentage of revenue has increased primarily due to a reserve recorded during the three months ended September 30, 2009 of approximately $0.2 million, as compared to a reserve of less than $0.1 million recorded for slow moving and/or obsolete inventory recorded during the three months ended September 30, 2008, and changes in Agera’s product mix.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased approximately $3.2 million, or 40%, to $4.8 million for the nine months ended September 30, 2009, as compared to $8.0 million for the nine months ended September 30, 2008. The decrease in selling, general and administrative expense is primarily due to the following:
a) Employee compensation, bonuses and payroll taxes decreased by approximately $1.0 million to $2.6 million for the nine months ended September 30, 2009, as compared to $3.6 million for the nine months ended September 30, 2008, due primarily to the $1.3 million stock option modification charge related to our former CEO recorded during the nine months ended September 30, 2008. The remaining decrease relates to significantly reduced average headcount and reduced bonus expense recorded during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
b) Other general and administrative operating costs decreased by approximately $1.2 million to $2.0 million for the nine months ended September 30, 2009, as compared to $3.2 million for the nine months ended September 30, 2008 due to a reduced depreciation and amortization expense of $0.4 million due to the impairment of fixed assets and intangible assets during 2008, the successful appeal of state franchise tax during the three months ended June 30, 2009, resulting in a reduction of such tax in the amount of $0.1 million, reduced costs related to our previous Houston, Texas facility lease and consulting expenses of $0.2 million, reduced insurance premiums of $0.2 million, and an overall reduction of various other operating costs, such as accounting expense and general corporate expenses due to further increased focus on cash conservation.

c) Legal expenses decreased by approximately $0.9 million to less than $0.1 million for the nine months ended September 30, 2009, as compared to $0.9 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we received a $0.3 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.3 million reimbursement, our legal expenses would have been approximately $0.3 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, we received a $0.5 million reimbursement from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received this $0.5 million reimbursement, our legal expenses would have been approximately $1.4 million for the nine months ended September 30, 2008. As a result of the class action and derivative action settlements which occurred in late 2008, our legal expenses have decreased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
d) Travel expense decreased $0.1 million to less than $0.1 million for the nine months ended September 30, 2009, as compared to $0.2 million for the nine months ended September 30, 2008 due to the decrease in the number of our employees, primarily at the executive management level, and our increased focus on cash conservation.
Research and development expenses
Research and development expenses decreased by approximately $5.7 million for the nine months ended September 30, 2009 to $2.7 million, as compared to $8.4 million for the nine months ended September 30, 2008. The decrease of $5.7 million is primarily due to reduced consulting costs and trial costs, as injections related to our Phase II/III Acne Scar trial were completed during late 2008. There was minimal clinical trial and laboratory activity performed during the nine months ended September 30, 2009, resulting in a significant decrease in research and development expense as compared to the nine months ended September 30, 2008.
Our historical research and development costs have been composed primarily of costs related to our efforts to gain FDA approval for our Fibrocell Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Fibrocell Therapy. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements.
Income/(Loss) from Discontinued Operations
The income from discontinued operations increased by approximately $4.6 million for the nine months ended September 30, 2009 to less than $0.1 million net income, as compared to a $4.5 million net loss for the nine months ended September 30, 2008.
The $4.5 million loss from discontinued operations for the nine months ended September 30, 2008 primarily related to the sale of our Swiss campus in March 2008. In connection with this sale, we recorded a loss on sale of $6.3 million, offset by a foreign currency exchange gain of $2.1 million upon the substantial liquidation of the Swiss subsidiary. The foreign exchange gain recorded during the nine months ended September 30, 2008 results from removing from the accumulated foreign currency translation adjustment account in stockholders’ equity a credit balance which related to the translation into U.S. dollars of our Swiss franc assets and liabilities. The credit balance which had accumulated, and the resulting gain recorded upon the substantial liquidation of our Swiss franc assets, reflected the increase in the value of the Swiss franc relative to the U.S. dollar over the period that we had operated in Switzerland.

Interest Income
Interest income decreased approximately $0.2 million to nearly $0 for the nine months ended September 30, 2009, as compared to $0.2 million for the nine months ended September 30, 2008. The decrease in interest income of $0.2 million resulted principally from a decrease in the amount of cash and cash equivalents as a result of our normal operating activities primarily related to our efforts to gain FDA approval for our Fibrocell Therapy, as well as decreases in the average interest rate.
Reorganization Items, Net
On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc., filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Bankruptcy, Debt and Going Concern. A reorganization gain, net of reorganization costs, of $73.5 million was recorded for the nine months ended September 30, 2009, which were comprised primarily of legal fees and the unamortized debt acquisition costs, and gain of discharge of liabilities, (refer to Note 6 of Notes to the Unaudited Consolidated Financial Statement for further discussion).
Interest Expense
Interest expense decreased approximately $0.6 million to $2.3 million for the nine months ended September 30, 2009, as compared to $2.9 million for the nine months ended September 30, 2008. Our interest expense was primarily related to our 3.5% convertible subordinated notes, which with the emergence out of bankruptcy was exchanged for $6.0 million of debt and 3,960,000 shares of the new common stock. There was related amortization of debt issuance costs of $1.0 million and $0.6 million, for the nine months ended September 30, 2009 and 2008, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2009 and 2008, respectively, were as follows:

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash flows from operating activities	$(6.3)	$(15.9)
Cash flows from investing activities	—	6.4
Cash flows from financing activities	4.6	—
Operating Activities
Cash used in operating activities during the nine months ended September 30, 2009 amounted to $6.3 million, as compared to the $15.9 million of cash used in operating activities during the nine months ended September 30, 2008.
The decrease in the cash used in operations of approximately $9.6 million is primarily due to our $87.0 million decrease in net loss, adjusted for the change in the level of non-cash items and changes in operating assets and liabilities of approximately $77.5 million. Our net loss, adjusted for noncash items, decreased from $15.4 million during the nine months ended September 30, 2008 to approximately $8.2 million during the nine months ended September 30, 2009, reflecting the decrease in our net loss of $87.0 million offset by a change in non-cash items included in the net loss for the nine months ended September 30, 2008 and nine months ended September 30, 2009 of $79.8 million. Also, during the nine months ended September 30, 2009, our changes in net operating assets and liabilities resulted in a cash inflow of $1.8 million, as compared to a cash outflow of $0.5 million during the nine months ended September 30, 2008, which resulted in a positive impact to cash flows of $2.3 million.

Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2008 amounted to approximately $6.4 million as compared to no cash provided by or used in investing activities during the nine months ended September 30, 2009. Investing activities during the nine months ended September 30, 2008 related primarily to the sale of our Swiss campus in March 2008 for approximately $6.4 million, net of selling costs.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2009 amounted to approximately $4.6 million as compared to no cash provided by or used in investing activities during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we borrowed approximately $3.3 million less fees, under a Pre-petition Secured Loan and a Debtor-in-Possession Credit Facility, and raised $2.0 million less fees, in additional capital financing. There were no borrowings during the nine months ended September 30, 2008, or other proceeds from financing activities.
Working Capital
At September 30, 2009, we had cash and cash equivalents of $1.1 million and working capital of $1.3 million. We believe that our existing available capital resources are adequate to sustain our operation through approximately January 2010, under our current, reduced operating plan.
Other
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing prior to approximately the end of January 2010. If we do not obtain additional funding, or do not anticipate additional funding, prior to approximately the end of January 2010, we may cease operations.
Factors Affecting Our Capital Resources
Inflation did not have a significant impact on the Company’s results during the nine months ended September 30, 2009.
Off-Balance Sheet Transactions
We do not engage in material off-balance sheet transactions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.
Foreign Exchange Rate Risk
We do not believe that we have significant foreign exchange rate risk at September 30, 2009.
We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures. The Successor Company’s management, with the participation of the Successor Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), has evaluated the effectiveness of the Successor Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Certifying Officer has concluded that the Successor Company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by the Successor Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Successor Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Controls. There has been no change in the Successor Company’s internal control over financial reporting that occurred during the Successor Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Successor Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 11 of Notes to the Consolidated Financial Statements, within Part I of this Form 10-Q, for a discussion of legal proceedings.
In connection with certain federal securities and derivative litigations of Isolagen previously described in the Predecessor Company’s public reports, Mr. Jeffrey Tomz, who formerly served as Isolagen’s Chief Financial Officer, demanded reimbursement of his costs of defense, and reimbursement for the costs of responding to a Securities and Exchange Commission investigation of his alleged insider trading in Isolagen stock. In connection with the reorganized company’s exit from bankruptcy, Mr. Tomz’ claim was treated as a general unsecured claim and was awarded its pro rata share of the common stock issued to the general unsecured creditors.
ITEM 1A. RISK FACTORS
In addition to the Risk Factors disclosed in our December 31, 2008 Form 10-K, investors should consider the following risks and uncertainties, or updates to such risks and uncertainties, prior to making an investment decision with respect to our securities.
Because the Successor Company’s consolidated financial statements reflect fresh-start accounting adjustments made on emergence from bankruptcy and because of the effects of the transactions that became effective pursuant to the Plan, financial information in the Successor Company’s current and future financial statements will not be comparable to our financial information from prior periods.
In connection with its emergence from bankruptcy, the Successor Company adopted fresh-start accounting as of September 1, 2009 in accordance with ASC 852-10. The adoption of fresh-start accounting resulted in the Successor Company becoming a new entity for financial reporting purposes. As required by fresh-start accounting, the Successor Company’s assets and liabilities have been preliminarily adjusted to fair value, and certain assets and liabilities not previously recognized in the Company’s financial statements have been recognized. In addition to fresh-start accounting, the Successor Company’s financial statements reflect all effects of the transactions implemented by the Plan. Accordingly, the financial statements prior to September 1, 2009 are not comparable with the financial statements for periods on or after September 1, 2009. Furthermore, the estimates and assumptions used to implement fresh-start accounting are inherently subject to significant uncertainties and contingencies beyond the control of the Successor Company. Accordingly, the Successor Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. For further information about fresh-start accounting, see Note 5 — “Fresh-Start Accounting” in Notes to Consolidated Financial Statements under Item 1 of Part I of the Successor Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 for further details.

The FDA Cellular, Tissue and Gene Therapies Advisory Committee recently reviewed our nasolabial fold wrinkles product candidate, and the results of the Advisory Committee panel may adversely affect our BLA application.
In October 2009, the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed our nasolabial fold wrinkles product candidate. The Committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial fold wrinkles. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application, which could adversely affect the application.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” on August 27, 2009, the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order confirming the Joint First Amended Plan of Reorganization dated July 30, 2009, as supplemented by the Plan Supplement dated August 21, 2009, or the Plan, of Isolagen, Inc. and Isolagen’s wholly owned subsidiary, Isolagen Technologies, Inc. The effective date of the Plan was September 3, 2009.
Pursuant to the Plan, all our equity interests, including without limitation our common stock, options and warrants outstanding as of the effective date were cancelled. On the effective date, we completed an exit financing of common stock in the amount of $2 million, after which the equity holders of our company were:
•	7,320,000 shares, to our pre-bankruptcy lenders and the lenders that provided us our debtor-in-possession facility, collectively;

•	3,960,000 shares, to the holders of our 3.5% convertible subordinated notes;

•	600,000 shares, to our management as of the effective date, which was our chief operating officer;

•	120,000 shares, to the holders of our general unsecured claims; and

•	2,666,666 shares, to the purchasers of shares in the $2 million exit financing (our pre-bankruptcy lenders, the lenders that provided us our debtor-in-possession facility and the holders of our 3.5% convertible subordinated notes were permitted to participate in our exit financing).

The common stock issued pursuant to the Plan was issued pursuant to Section 1145 of the United States Bankruptcy Code, which exempts the issuance of securities from the registration requirements of the Securities Act of 1933, as amended.
A condition precedent to our exit from bankruptcy was that we execute an investment banking agreement with John Carris Investments LLC and Viriathus Capital LLC. In connection with this agreement, we were required to pay a retainer, which consisted in part of the issuance of options to purchase an aggregate of 1,000,000 shares of common stock at $0.75 per share. These securities were issued pursuant to the exemption from registration permitted under Section 4(2) of the Securities Act.
ITEM 5. OTHER INFORMATION
On November 20, 2009, Declan Daly accepted the appointment by the Successor Company’s board of directors to the Successor Company’s board of directors. The board of directors has not yet determined the composition of its board committees.
Effective upon our exit from bankruptcy on September 3, 2009, we entered into an employment agreement, pursuant to which Mr. Daly agreed to serve as our chief operating officer until December 31, 2011, subject to the automatic renewal of the agreement for an additional one-year term unless we notify Mr. Daly prior to the expiration of the agreement of our intention not to renew the agreement. Notwithstanding the foregoing, if a change of control occurs during the term of the agreement, we may not terminate the agreement for a period of two years after such change of control. The agreement provides Mr. Daly with an annual base salary of $300,000, which will be periodically reviewed and may be increased at the Board’s discretion. Mr. Daly received a one-time signing bonus payment in the amount of $100,000. Mr. Daly is entitled to receive an annual bonus, payable each year subsequent to the issuance of final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Compensation Committee of the Board of Directors, based primarily on criteria mutually agreed upon with Mr. Daly. The targeted amount of the annual bonus shall be 50% of Mr. Daly’s base salary. The actual annual bonus for any given period may be higher or lower than 50%. For any fiscal year in which Mr. Daly is employed for less than the full year (other than for 2009), he shall receive a bonus which is prorated based on the number of full months in the year which are worked. Mr. Daly is entitled to a bonus of $50,000 if we are able to complete a capital raise or series of capital raises in excess of $6.0 million, provided Mr. Daly is our chief operating officer at such time. Mr. Daly is entitled to a bonus of $50,000 if our BLA is approved by the FDA, provided Mr. Daly is our chief operating officer at such time.
If we terminate the employment agreement without cause or if Mr. Daly dies or become disabled, we will continue to pay Mr. Daly (or his heirs) his base salary at such time for the longer of the remainder of the term of the employment agreement or 12 months from the date of termination. If we terminate the employment agreement without cause following a change of control or if Mr. Daly terminates the employment agreement for good reason, we must pay Mr. Daly, within 30 days of termination, a cash payment equal to the amounts payable for the greater of the remainder of the term of the employment agreement or 12 months from the date of termination.
Pursuant to the employment agreement and as provided in our bankruptcy reorganization plan, Mr. Daly received a grant of 600,000 shares of common stock, of which 300,000 shares vested immediately and 150,000 shares vest on each successive one-year anniversary; provided that if we do not renew the employment agreement at the end of the term or in the event of a change of control, any unvested shares will automatically vest. We have agreed to make a tax gross-up payment with respect to the equity grant.
Mr. Daly has agreed that during his employment and for a period of 12 months after termination or expiration of his employment agreement he will not compete with us, solicit our employees, or attempt to divert or take away our customers and clients.

Effective upon our exit from bankruptcy on September 3, 2009, we entered into a consultant agreement, pursuant to which Dr. Langer agreed to provide consulting services to us, including serving a scientific advisor. The agreement has a one year term, provided that either party may terminate the agreement on 30 days notice. The agreement provides Dr. Langer annual compensation of $50,000.
Our board of directors adopted the 2009 Equity Incentive Plan (the “Plan”) effective September 3, 2009. The Plan is intended to further align the interests of the Successor Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisors by providing incentives for such persons to exert maximum efforts for the success of the Successor Company. The Plan allows for the issuance of up to 4,000,000 shares of the Successor Company’s common stock. The types of awards that may be granted under the Plan include options (both nonqualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards. Notwithstanding the foregoing, to the extent the Successor Company is unable to obtain shareholder approval of the Plan within one year of the effective date, any incentive stock options issued pursuant to the Plan shall automatically be considered nonqualified stock options, and to the extent a holder of an incentive stock option exercises his or her incentive stock option prior to such shareholder approval date, such exercised option shall automatically be considered to have been a nonqualified stock option. The term of each award is determined by the Board at the time each award is granted, provided that the terms of options may not exceed ten years. The foregoing description of the Plan is qualified in its entirety by reference to the complete text of the Plan, and the form of option agreements, which are attached as an exhibit to this report.
ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

4.1	Specimen of stock certificate

4.2	Warrants

10.1	Declan Daly’s employment contract

10.2	Dr. Robert Langer, PhD consulting agreement

10.3	Equity incentive plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fibrocell Science, Inc.
Date: November 23, 2009	By:	/s/ Declan Daly
Declan Daly
(Principal Executive Officer and Principle Financial Officer)