Form 10-K
period 2009-12-31
Fibrocell Science, Inc.
filed 2010-03-31
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
(484) 713-6000
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.001 par value	Over the Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is shell company (as defined in the Exchange Act Rule 12b-2). Yes ☐ No ☑
As of October 21, 2009, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer based upon the price at which such common stock was sold Over the Counter Bulletin Board as of such date was $26,023,332. There was no trading in the market on June 30, 2009.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of March 26, 2010, issuer had 19,826,441 shares issued and outstanding of common stock, par value $0.001.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2009, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Part I
This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Fibrocell Science, Inc. and its subsidiaries (referred to as “Fibrocell,” “Company,” “we,” or “our”) that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements including those set forth in Item 1A of this report. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.
We file reports with the Securities and Exchange Commission (“SEC” or “Commission”). We make available on our website (www.Fibrocellscience.com) free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Information appearing at our website is not a part of this Annual Report on Form 10-K. You can also read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including Fibrocell Science.
Our corporate headquarters is located at 405 Eagleview Boulevard, Exton, Pennsylvania 19341. Our phone number is (484) 713-6000. Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2009” mean the year ended December 31, 2009, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.
We own or have rights to various copyrights, trademarks and trade names used in our business including but not limited to the following: Fibrocell Science, Fibrocell Therapy, Fibrocell Science Process, Agera and Agera Rx. This report also includes other trademarks, service marks and trade names of other companies. Other trademarks and trade names appearing in this report are the property of the holder of such trademarks and trade names.
We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

Item 1. Business
Overview
We are an aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Fibrocell process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication is for the treatment of nasolabial folds/wrinkles (United States adopted name, or USAN, is azficel-T) and has completed Phase III clinical studies, and the related Biologics License Application, or BLA, has been submitted to the Food and Drug Administration, or FDA. In October 2009, the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee reviewed this indication. On December 21, 2009, Fibrocell Science received a Complete Response letter from the FDA related to the BLA for azficel-T. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that we provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures regarding shipping practices, and proposed labeling.
During 2009 we completed a Phase II/III study for the treatment of acne scars. During 2008 we completed our open-label Phase II study related to full face rejuvenation.
We also develop and market an advanced skin care product line through our Agera subsidiary, in which we acquired a 57% interest in August 2006.
Exit from Bankruptcy
On August 27, 2009, the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order, or Confirmation Order, confirming the Joint First Amended Plan of Reorganization dated July 30, 2009, as supplemented by the Plan Supplement dated August 21, 2009, or the Plan, of Isolagen, Inc. and Isolagen’s wholly owned subsidiary, Isolagen Technologies, Inc. The effective date of the Plan was September 3, 2009. Isolagen, Inc. and Isolagen Technologies, Inc. were subsequently renamed Fibrocell Science, Inc. and Fibrocell Technologies, Inc., respectively.
Our officers and directors as of the effective date were all deemed to have resigned and a new board of directors was appointed. As of the effective date, our initial board of directors consisted of: David Pernock, Paul Hopper and Kelvin Moore. Dr. Robert Langer was appointed to the Board in late September 2009. Declan Daly remained as chief operating officer and chief financial officer of the reorganized company, and in November 2009, he was appointed to the Board of Directors. Mr. Daly also acted as interim chief executive officer until February 1, 2010 when David Pernock became the chief executive officer.
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

In the Plan, in addition to the common stock set forth above, each holder of Isolagen’s 3.5% convertible subordinated notes, due November 2024, in the approximate non-converted aggregate principal amount of $81 million, received, in full and final satisfaction, settlement, release and discharge of and in exchange for any and all claims arising out of the 3.5% convertible subordinated notes, its pro rata share of an unsecured note in the principal amount of $6 million, or the New Note. The New Note has the following features:
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
Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going-concern. At December 31, 2009, we had cash and cash equivalents of $1.4 million and working capital of $1.5 million. In early March 2010, we raised approximately $3.8 million less fees as a result of the issuance of common stock and warrants. We believe that our existing capital resources are adequate to sustain our operation through approximately mid-June 2010. As such, we will require additional cash resources prior to or during approximately mid-June 2010, or we will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Through December 31, 2009, we have been primarily engaged in developing our initial product technology. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2010. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Successor Company and the offering terms. Our ability to complete an offering is also dependent on the status of our FDA regulatory milestones and our clinical trials, and in particular, the status of our indication for the treatment of nasolabial fold wrinkles and the status of the related BLA, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing or capital prior to or during approximately mid-June 2010. If we do not obtain additional funding, or do not anticipate additional funding, prior to or during approximately mid-June 2010, we will likely enter into bankruptcy and/or cease operations. Further, if we do raise additional cash resources prior to mid-June 2010, it may be raised in contemplation of or in connection with bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.

Fibrocell Science’s Technology Platform
We use our proprietary Fibrocell Science Process to produce an autologous living cell therapy. We refer to this autologous living cell therapy as the Fibrocell Therapy. We believe this therapy addresses the normal effects of aging or injury to the skin. Each of our product candidates is designed to use Fibrocell Therapy to treat an indicated condition. We use our Fibrocell Science Process to harvest autologous fibroblasts from a small skin punch biopsy from behind the ear with the use of a local anesthetic. We chose this location both because of limited exposure to the sun and to avoid creating a visible scar. In the case of our dental product candidate, the biopsy is taken from the patient’s palette. The biopsy is then packed in a vial in a special shipping container and shipped to our laboratory where the fibroblast cells are released from the biopsy and initiated into our cell culture process where the cells proliferate until they reach the required cell count. The fibroblasts are then harvested, tested by quality control and released by quality assurance prior to shipment. The number of cells and the frequency of injections may vary and will depend on the indication or application being studied.
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
Our Strategy
Our business strategy is primarily focused on our approval efforts related to our nasolabial fold/wrinkle indication, for which we have submitted a BLA in March 2009. Our additional objectives include achieving regulatory milestones related to our other Phase II/III Acne Scar program and potentially pursuing other clinical trials in burn scarring, vocal scarring and the dental arena, as funding permits in the future. Refer to Clinical Development Programs below for current status.
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

Aesthetic Development Programs
Nasolabial Fold Wrinkles — Phase III Trials: In October 2006, we reached an agreement with the FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial fold wrinkles (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including subject numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials evaluated the efficacy and safety of our Fibrocell therapy (USAN name — azficel-T) against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. The injections were completed in January 2008 and the trial data results were disclosed in October 2008. The Phase III trial data results indicated statistically significant efficacy results for the treatment of nasolabial fold wrinkles. The Phase III data analysis, including safety results, was disclosed in October 2008. We submitted the related BLA to the FDA in March 2009. In May 2009, the FDA accepted our BLA submission for filing. On October 9, 2009, the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee reviewed azficel-T. The committee voted 11 “yes” to 3 “no” that the data presented on azficel-T demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety, both for the proposed indication. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. On December 21, 2009, Fibrocell Science received a Complete Response letter from the FDA related to the BLA for azficel-T. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures regarding shipping practices, and proposed labeling. The Company is currently working on obtaining the finalized CMC information for the FDA as well as the revised policies and procedures regarding shipping practices and the proposed labeling. In addition, the Company has submitted a proposed protocol concerning a histopathological study on biopsied samples to the FDA and to the Company’s Investigational Review Board (“IRB”). The IRB has approved the protocol and the Company is currently awaiting the FDA’s comments on the protocol.
The United States Adopted Names (USAN) Council adopted the USAN name, azficel-T, on October 28, 2009, and the FDA is currently evaluating a proposed brand name, Laviv™.
Full Face Rejuvenation — Phase II Trial: In March 2007, the Predecessor Company commenced an open label (unblinded) trial of approximately 50 subjects. Injections of azficel-T began to be administered in July 2007. This trial was designed to further evaluate the safety and use of azficel-T to treat fine lines and wrinkles for the full face. Five investigators across the United States participated in this trial. The subjects received two series of injections approximately one month apart. In late December 2007, all 45 remaining subjects completed injections. The subjects were followed for twelve months following each subject’s last injection. Data results related to this trial were disclosed in August 2008, which included top line positive efficacy results related to this open label Phase II trial.
Additional safety data from this trial, collected through telephone calls placed to participating subjects twelve months from the date of their final study treatment, were submitted to the FDA on November 1, 2009. No changes to the safety profile of azficel-T were identified during our review of this data.
Therapeutic Development Programs
Acne Scars — Phase II/III Trial: In November 2007, the Predecessor Company commenced an acne scar Phase II/III study. This study included approximately 95 subjects. This placebo controlled trial was designed to evaluate the use of azficel-T to correct or improve the appearance of acne scars. Each subject served as their own control, receiving azficel-T on one side of their face and placebo on the other. The subjects received three treatments two weeks apart. The follow-up and evaluation period was completed four months after each subject’s last injection. In March 2009, the Predecessor Company disclosed certain trial data results, which included statistically significant efficacy results for the treatment of moderate to severe acne scars. Compilation of safety data and data related to the validation of the study photo guide assessment scale discussed below is ongoing and is also subject to additional financing.

In connection with this acne scar program, the Predecessor Company developed a photo guide for use in the evaluators’ assessment of acne study subjects. The Predecessor Company had originally designed the acne scar clinical program as two randomized, double-blind, Phase III, placebo-controlled trials. However, our evaluator assessment scale and photo guide have not previously been utilized in a clinical trial. In November 2007, the FDA recommended that the Predecessor Company consider conducting a Phase II study in order to address certain study issues, including additional validation related to our evaluator assessment scale. As such, the Predecessor Company modified our clinical plans to initiate a single Phase II/III trial. This Phase II/III study, was powered to demonstrate efficacy, and has allowed for a closer assessment of the evaluator assessment scale and photo guide that is ongoing. The Successor Company’s next step is to initiate a discussion with the FDA concerning the validation of the evaluator assessment scale and agree the path forward. These steps will be subject to obtaining sufficient financial resources.
Restrictive Burn Scars — Phase II Trial: In January 2007, the Predecessor Company met with the FDA to discuss our clinical program for the use of azficel-T for restrictive burn scar patients. This Phase II trial would evaluate the use of azficel-T to improve range of motion, function and flexibility, among other parameters, in existing restrictive burn scars in approximately 20 patients. However, the Predecessor Company delayed the screening and enrollment in this trial until such time as we raise sufficient additional financing and gather additional data regarding the burn scar market.
Dental Study — Phase II Trial: In late 2003, the Predecessor Company completed a Phase I clinical trial for the treatment of condition relating to periodontal disease, specifically to treat Interdental Papillary Insufficiency. In the second quarter of 2005, the Predecessor Company concluded the Phase II dental clinical trial with the use of azficel-T and subsequently announced that investigator and subject visual analog scale assessments demonstrated that the azficel-T was statistically superior to placebo at four months after treatment. Although results of the investigator and subject assessment demonstrated that the azficel-T was statistically superior to placebo, an analysis of objective linear measurements did not yield statistically significant results.
In 2006, the Predecessor Company commenced a Phase II open-label dental trial for the treatment of Interdental Papillary Insufficiency. This single site study included 11 subjects. All study treatment and follow up visits were completed, but full analysis of the study was previously placed on internal hold due to our financial resource constraints. The Company is also currently reviewing potential other clinical paths in the dental arena.
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
Our Target Market Opportunities
Aesthetic Market Opportunity
Our product candidate for wrinkles/nasolabial folds and full face rejuvenation are directed primarily at the aesthetic market. Aesthetic procedures have traditionally been performed by dermatologists, plastic surgeons and other cosmetic surgeons. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, the total market for non-surgical cosmetic procedures was approximately $4.5 billion in 2009. We believe the aesthetic procedure market is driven by:
•	aging of the “baby boomer” population, which currently includes ages approximately 46 to 64;
•	the desire of many individuals to improve their appearance;

•	impact of managed care and reimbursement policies on physician economics, which has motivated physicians to establish or expand the menu of elective, private-pay aesthetic procedures that they offer; and
•	broadening base of the practitioners performing cosmetic procedures beyond dermatologists and plastic surgeons to non-traditional providers.
According to the ASAPS, 10.0 million surgical and non-surgical cosmetic procedures were performed in 2009, as compared to 10.3 million in 2008. Also according to the ASAPS, approximately 8.5 million non-surgical procedures were performed in 2009 and 2008. We believe that the concept of non-surgical cosmetic procedures involving injectable materials has become more mainstream and accepted. According to the ASAPS, the following table shows the top five non-surgical cosmetic procedures performed in 2009:

Procedure	Number
Botulinum toxin type A	2,557,068
Hyaluronic acid	1,313,038
Laser hair removal	1,280,031
Microdermabrasion	621,943
Chemical peel	529,285
Procedures among the 35 to 50 year old age group made up approximately 44% of all cosmetic procedures in 2009. The 51 to 64 year old age group made up 27% of all cosmetic procedures in 2009, while the 19 to 34 year old age group made up 20% of cosmetic procedures in 2009. The Botulinum toxin type A injection was the most popular treatment among the 35 to 50 year old age group.
Therapeutic Market Opportunities
In addition to the aesthetic market, we believe there are opportunities for our Fibrocell Therapy to treat certain medical conditions such as acne scars, restrictive burn scars and tissue loss due to papillary recession. Presently, we are studying therapeutic applications of our technology for acne scars. Indications related to restrictive burn scars and periodontal disease are on internal company hold. We are not aware of other autologous cell-based treatments for any of these therapeutic applications.
Sales and Marketing
While our Fibrocell Therapy product candidates are still in the pre-approval phase in the United States, no marketing or sales can occur within the United States. Our Agera skincare products are primarily sold directly to our established distributors and salons, with historically and recently very little focus on marketing efforts. We continue to attempt to identify additional third party distributors for our Agera product line. We believe that our Agera products have the potential to complement our Fibrocell Therapy product candidates in the future.
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
As of December 31, 2009, we had 9 issued U.S. patents, 4 pending U.S. patent applications, 28 granted foreign patents and 3 pending international patent applications. Our issued patents and patent applications primarily cover the method of using autologous cell fibroblasts for the repair of skin and soft tissue defects and the use of autologous fibroblast cells for tissue regeneration. We are in the process of pursuing several other patent applications.

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
There are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer certain facial aesthetic benefits. Depending on the clinical outcomes of the Fibrocell Science Therapy trials in aesthetics, the success or failure of gaining approval and the label granted by the FDA if and when the therapy is approved, the competition for the Fibrocell Therapy may prove to be direct competition to certain dermal fillers, laser technologies or new technologies. However, if we gain approval, we believe our Fibrocell Therapy would be a “first to market” autologous cellular technology that could complement other modalities of treatment and represent a significant additional market opportunity.
The field for therapeutic treatments or tissue regeneration for use in wound healing is rapidly evolving. A number of companies are either developing or selling therapies involving stem cells, human-based, animal-based or synthetic tissue products. If approved as a therapy for acne scars, restrictive burn scars or periodontal disease, our product candidates would or may compete with synthetic, human or animal derived cell or tissue products marketed by companies larger and better capitalized than us.
The market for skincare products is quite competitive with low barriers to entry.
Government Regulation
Our Fibrocell Therapy technologies are subject to extensive government regulation, principally by the FDA and state and local authorities in the United States and by comparable agencies in foreign countries. Governmental authorities in the United States extensively regulate the pre-clinical and clinical testing, safety, efficacy, research, development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, among other things, of pharmaceutical products under various federal laws including the Federal Food, Drug and Cosmetic Act, or FFDCA, the Public Health Service Act, or PHSA, and under comparable laws by the states and in most foreign countries.
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
The FDA does not apply a single regulatory scheme to human tissues and the products derived from human tissue. On a product-by-product basis, the FDA may regulate such products as drugs, biologics, or medical devices, in addition to regulating them as human cells, tissues, or cellular or tissue-based products (“HCT/Ps”), depending on whether or not the particular product triggers any of an enumerated list of regulatory factors. A fundamental difference in the treatment of products under these classifications is that the FDA generally permits HCT/Ps that do not trigger any of those regulatory factors to be commercially distributed without marketing approval. In contrast, products that trigger those factors, such as if they are more than minimally manipulated when processed or manufactured, are regulated as drugs, biologics, or medical devices and require FDA approval. We have determined that our Fibrocell Therapy ™ triggers regulatory factors that make it a biologic, in addition to an HCT/P, and consequently, we must obtain approval from FDA before marketing Fibrocell Therapy ™ and must also satisfy all regulatory requirements for HCT/Ps.
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
The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product, and proposed labeling, in the form of an NDA, or, in the case of a biologic, a BLA. The applicant must also submit with the NDA or BLA a substantial user fee payment, unless a waiver or reduction applies. On February 17, 2009, the US Small Business Administration issued a letter formally determining that we are a small business and therefore qualify for the Small Business Exception to the Prescription Drug and User fee Act of 1992 (21 USC § 379h(b)(2)) related to our BLA submission for the nasolabial folds/wrinkles indication. For fiscal year 2009, this fee was $1,247,200 for companies that did not receive an exception. The FDA has advised us it is regulating our Fibrocell Therapy as a biologic. Therefore, we expect to submit BLAs to obtain approval of our product candidates. In some cases, we may be able to expand the indications in an approved BLA through a Prior Approval Supplement. Each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will “file” the NDA or BLA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. Once the submission has been accepted for filing, the FDA will review the application and will usually respond to the applicant in accordance with performance goals the FDA has established for the review of NDAs and BLAs — six months from the receipt of the application for priority applications and ten months for regular applications. The review process is often significantly extended by FDA requests for additional information, preclinical or clinical studies, clarification, or a risk evaluation and mitigation strategy, or REMS, or by changes to the application submitted by the applicant in the form of amendments. The FDA may refer the BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

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
Research and Development
In addition to our clinical development activities, our research and development activities include improving our manufacturing processes and reducing manufacturing costs. We expense research and development costs as they are incurred. For the years ended December 31, 2009 and 2008, we incurred research and development expenses of $3.9 million and $10.2 million, respectively.
Employees
As of March 26, 2010, we employed 22 people on a full-time basis, all located in the United States, and one employee, our Chief Operating and Chief Financial Officer, who is based in Ireland and works in both Ireland and the United States. We also employ one full-time and one part-time Agera employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. We also employ consultants and temporary labor on an as needed basis to supplement existing staff.
Segment Information
Financial information concerning the Company’s business segments and geographic areas of operation is included in Note 17 in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.
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
Corporate History
On August 10, 2001, our company, then known as American Financial Holding, Inc., acquired Isolagen Technologies through the merger of our wholly-owned subsidiary, Isolagen Acquisition Corp., and an affiliated entity, Gemini IX, Inc., with and into Isolagen Technologies. As a result of the merger, Isolagen Technologies became our wholly owned subsidiary. On November 13, 2001, we changed our name to Isolagen, Inc. On August 27, 2009, the United States Bankruptcy Court for the District of Delaware in Wilmington entered an order, or Confirmation Order, confirming the Joint First Amended Plan of Reorganization dated July 30, 2009, as supplemented by the Plan Supplement dated August 21, 2009, or the Plan, of Isolagen, Inc. and Isolagen’s wholly owned subsidiary, Isolagen Technologies, Inc. The effective date of the Plan was September 3, 2009. Isolagen, Inc. and Isolagen Technologies, Inc. were subsequently renamed Fibrocell Science, Inc. and Fibrocell Technologies, Inc. respectively.

Item 1A. Risk Factors
Investing in our company involves a high degree of risk. Before investing in our company you should carefully consider the following risks, together with the financial and other information contained in this prospectus. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.
We could fail to remain a going concern. We will need to raise substantial additional capital to fund our operations through commercialization of our product candidates, and we do not have any commitments for that capital.
There exists substantial doubt regarding our ability to continue as a going concern. As of December 31, 2009, we had cash and cash equivalents of $1.4 million and working capital of $1.5 million (including our cash and cash equivalents). In early March 2010, we raised approximately $3.8 million less fees as a result of the issuance of common stock and warrants. We believe our existing capital resources are adequate to finance our operations through approximately mid-June 2010. We will need to access the capital markets in the future in order to fund future operations. Beyond our efforts to obtain future financing, which may not occur, we are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility. As such, we will require additional cash resources prior to or during approximately mid-June 2010, or we will likely cease operations.
We will need additional capital to achieve commercialization of our product candidates and to execute our business strategy, and if we are unsuccessful in raising additional capital we will be unable to achieve commercialization of our product candidates or unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at low price levels. If we file for bankruptcy, it is likely that our common stock will become worthless, given that there currently exists approximately $6.3 million of debt as of December 31, 2009, which has a priority over common shareholders. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may terminate or delay our efforts related to regulatory approval of one or more of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities, any of which could cause our business to fail.
If we do not obtain additional funding, we will likely enter into bankruptcy and/or cease operations. Further, if we do raise additional cash resources prior to mid-June 2010, it may be raised in contemplation of or in connection with bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Our independent registered public accounting firm issued their report for our fiscal year ended December 31, 2009, which included an explanatory paragraph for our uncertainty to continue as a going concern. If we became unable to continue as a going concern, we would have to liquidate our assets and we may likely receive significantly less than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern explanatory paragraph in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2009 may materially and adversely affect our stock price and our ability to raise new capital.
Obtaining FDA and other regulatory approvals is complex, time consuming and expensive, and the outcomes are uncertain.
The process of obtaining FDA and other regulatory approvals is time consuming, expensive and difficult. Clinical trials are required and the marketing and manufacturing of our product candidates are subject to rigorous testing procedures. We have finished injections related to our pivotal Phase III clinical trial for our lead facial product candidate and have submitted the related BLA to the FDA. In October 2009, the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed our nasolabial fold/wrinkles product candidate. The Committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial fold wrinkles. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application, which could adversely effect the application. On December 21, 2009, Fibrocell received a Complete Response letter from the FDA related to the BLA for azficel-T, an autologous cell therapy for the treatment of moderate to severe nasolabial fold wrinkles in adults. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures. To the extent that the data obtained from the histopathological study is negative and/or the CMC information and revised policies and procedures required by the FDA is not satisfactory, we may not obtain approval from the FDA or there may be a delay in approval.
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
We utilize bovine-sourced materials to manufacture our Fibrocell Therapy. Future FDA regulations, as well as currently proposed regulations, may require us to change the source of the bovine-sourced materials we use in our products or to cease using bovine-sourced materials. If we are required to use alternative materials in our products, and in the event that such alternative materials are available to us, or if we choose to change the materials used in our products in the future, we would need to validate the new manufacturing process and run comparability trials with the reformulated product, which could delay our submission for regulatory approval.
Even if marketing approval from the FDA is received for one or more of our product candidates, the FDA may impose post-marketing requirements, such as:
•	labeling and advertising requirements, restrictions or limitations, including the inclusion of warnings, precautions, contra-indications or use limitations that could have a material impact on the future profitability of our product candidates;
•	testing and surveillance to further evaluate or monitor our future products and their continued compliance with regulatory standards and requirements;

•	submitting products for inspection; or
•	imposing a risk evaluation and mitigation strategy, or REMS, to ensure that the benefits of the drug outweigh the risks.
Because our consolidated financial statements for the year ended December 31, 2009 reflect fresh-start accounting adjustments made on emergence from bankruptcy and because of the effects of the transactions that became effective pursuant to the Plan, financial information in our current and future financial statements will not be comparable to our financial information from prior periods.
In connection with our emergence from bankruptcy, we adopted fresh-start accounting as of September 1, 2009 in accordance with ASC 852-10. The adoption of fresh-start accounting resulted in our becoming a new entity for financial reporting purposes. As required by fresh-start accounting, our assets and liabilities have been preliminarily adjusted to fair value, and certain assets and liabilities not previously recognized in our financial statements have been recognized. In addition to fresh-start accounting, our financial statements reflect all effects of the transactions implemented by the Plan. Accordingly, the financial statements prior to September 1, 2009 are not comparable with the financial statements for periods on or after September 1, 2009. Furthermore, the estimates and assumptions used to implement fresh-start accounting are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. For further information about fresh-start accounting, see Note 5 — “Fresh-Start Accounting” in Notes to Consolidated Financial Statements.
Protocol deviations may release the FDA from its binding acceptance of our SPA study design, which may result in the delay, or non-approval, by the FDA of the Fibrocell Therapy.
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
Prior to receiving approval to commercialize any of our product candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that our product candidates are both safe and effective. We will need to demonstrate our product candidates’ efficacy and monitor their safety throughout the process. We have recently completed a pivotal Phase III clinical trial related to our lead facial aesthetic product candidate. The success of prior pre-clinical or clinical trials does not ensure the success of these trials, which are being conducted in populations with different racial and ethnic demographics than our previous trials. If our current trials or any future clinical trials are unsuccessful, our business and reputation would be harmed and the price at which our stock trades could be adversely affected. In addition, if our Phase III clinical trials related to our lead facial aesthetic product candidate is deemed to be unacceptable or deficient in any way by the FDA, we may be unable to raise additional equity or debt financing that we may require to continue our operations.
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

Unlike our Phase III nasolabial/wrinkle trial, our Phase II/III Acne Scar trial is not subject to a SPA with the FDA. In addition, we have developed a photo guide for use in the evaluators’ assessment of acne study subjects. Our evaluator assessment scale and photo guide have not been previously used in a clinical trial. To obtain FDA approval with respect to the acne scar indication, we will require FDA concurrence with the use of our evaluator assessment scale and photo guide.
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
We have a significant number of warrants and convertible preferred stock outstanding that contain anti-dilution and price-protection provisions that may result in the reduction of their exercise prices or conversion prices in the future.
In October 2009, we completed an offering of Series A Preferred Stock and warrants, and, in March 2010, we completed an offering of common stock and warrants. Each of the foregoing securities were subject to certain anti-dilution provisions, which provisions require the lowering the of conversion price or exercise price, as applicable, to the purchase price of future offerings. Furthermore, with respect to the warrants, if we complete an offering below the exercise price of such warrants, the number of shares issuable under the warrants will be proportionately increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The conversion and exercise price of securities issued in the October 2009 offering were adjusted due to the March 2010 offering. If in the future we issue securities for less than the conversion or exercise price of the securities we issued in the October 2009 and March 2010 offering, we may be required to further reduce the relevant conversion or exercise prices, and the number of shares underlying the warrants may be increased.
During the term that the warrants and preferred stock are outstanding, the holders of those securities are given the opportunity to profit from a rise in the market price of our common stock. In addition, certain of the warrants are not redeemable by us. We may find it more difficult to raise additional equity capital while these warrants or preferred stock are outstanding. At any time during which these warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources.
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
We are focused on product development and have not generated significant revenue from commercial sales of our products to date. Prior to the fourth quarter of 2006 we offered the Fibrocell Therapy for sale in the United Kingdom. Our United Kingdom operation had been operating on a negative gross margin as we investigated means to improve manufacturing technologies for the Fibrocell Process.

We do not currently offer any products for sale that are based upon our Fibrocell Therapy, and we cannot guarantee that we will ever market any such products. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before the FDA and other regulatory authorities in the United States and abroad will approve the product candidates for commercial marketing. We will need to conduct significant additional research, including potentially pre-clinical testing and clinical testing before we can file additional applications with the FDA for approval of our product candidates. We must also develop, validate and obtain FDA approval of any improved manufacturing process. In addition, to compete effectively our future products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives, and we may never generate revenue from our product candidates.
Our ability to effectively commercialize our product candidates depends on our ability to improve our manufacturing process and validate such future improvements.
As part of the approval process, we must pass a pre-approval inspection of our manufacturing facility before we can obtain marketing approval for our product candidates. The Complete Response letter that we received from the FDA in December 2009 requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period. FDA. We cannot guarantee that this CMC information will satisfy the FDA’s requirements for approval. All of our manufacturing methods, equipment and processes for the active pharmaceutical ingredient and finished product must comply with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. We will also need to perform extensive audits of our suppliers, vendors and contract laboratories. The cGMP requirements govern all areas of recordkeeping, production processes and controls, personnel and quality control. To ensure that we meet these requirements, we will expend significant time, money and effort. Due to the unique nature of our Fibrocell Therapy, we cannot predict the likelihood that the FDA will approve our facility as compliant with cGMP requirements even if we believe that we have taken the steps necessary to achieve compliance.
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
Even if we obtain FDA approval in the future and satisfy the FDA with regard to a validated manufacturing process, we still may be unable to commercially manufacture the Fibrocell Therapy profitably. Our manufacturing cost has been subject to fluctuation, depending, in part, on the yields obtained from our manufacturing process. There is no guarantee that future manufacturing improvements will result in a manufacturing cost low enough to effectively compete in the market. Further, we currently manufacture the Fibrocell Therapy on a limited basis (for research and development and for trial purposes only) and we have not manufactured commercial levels of the Fibrocell Therapy in the United States. Such commercial manufacturing volumes, in the future, could lead to unexpected inefficiencies and result in unprofitable performance results.
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
Our revenues, which relate solely to the Agera business segment, are highly concentrated in one large, international customer. This large customer represented 64% of 2009 and 2008 consolidated revenues. Further, this large customer represented 87% and 94% of consolidated accounts receivable, net, at December 31, 2009 and December 31, 2008, respectively. A reduction of revenue related to this large customer, due to competitor product alternatives, pricing pressures, the financial health of the large customer, or otherwise, would have a significant, negative impact on the business of Agera, and the related value thereof.
If our Fibrocell Therapy is found to be unsafe or ineffective, or if our Fibrocell Therapy is perceived to be unsafe or ineffective, our business would be materially harmed.
Our product candidates utilize our Fibrocell Therapy. In addition, we expect to utilize our Fibrocell Therapy in the development of any future product candidates. If our Fibrocell Therapy is found to be, or perceived to be, unsafe or ineffective, we will not be successful in obtaining marketing approval for any product candidates then pending, and we may have to modify or cease production of any products that previously may have received regulatory approval. Negative media exposure, whether founded or unfounded, related to the safety and/or effectiveness of our Fibrocell Therapy may harm our reputation and/or competitive position.
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
We currently conduct all our research, development and manufacturing operations in one facility located in Exton, Pennsylvania. As a result, if we obtain FDA approval of any of our product candidates, all of the commercial manufacturing for the U.S. market are currently expected to take place at a single U.S. facility. If regulatory, manufacturing or other problems require us to discontinue production at that facility, we will not be able to supply product, which would adversely impact our business.
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
Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to:
•	the level of demand for the products that we may develop;
•	the timely and successful implementation of improved manufacturing processes;
•	our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;
•	the amount and timing of expenditures by practitioners and their patients;
•	introduction of new technologies;
•	product liability litigation, class action and derivative action litigation, or other litigation;
•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
•	the state of the debt and/or equity markets at the time of any proposed offering we choose to initiate;
•	our ability to successfully integrate new acquisitions into our operations;
•	government regulation and legal developments regarding our Fibrocell Therapy in the United States and in the foreign countries in which we may operate in the future; and
•	general economic conditions.
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

We may be liable for product liability claims not covered by insurance, and, our predecessor company was publicly threatened with claims related to our product in the United Kingdom.
Physicians who used our facial aesthetic product in the past, or who may use any of our future products, and patients who have been treated by our facial aesthetic product in the past, or who may use any of our future products, may bring product liability claims against us. In particular, our predecessor company received negative publicity and negative correspondence from patients in the United Kingdom that had previously received our treatment. While we have taken, and continue to take, what we believe are appropriate precautions, we may be unable to avoid significant liability exposure. We currently keep in force product liability insurance, although such insurance may not be adequate to fully cover any potential claims or may lapse in accordance with its terms prior to the assertion of claims. We may be unable to obtain product liability insurance in the future, or we may be unable to do so on acceptable terms. Any insurance we obtain or have obtained in the past may not provide adequate coverage against any asserted claims. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•	diversion of management’s time and attention;
•	expenditure of large amounts of cash on legal fees, expenses and payment of damages;
•	decreased demand for our products or any of our future products and services; or
•	injury to our reputation.
If we are the subject of any future product liability claims, our business could be adversely affected, and if these claims are in excess of insurance coverage, if any, that we may possess, our financial position will suffer.
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
Our Fibrocell Therapy brand names are new and unproven. We believe that the importance of brand recognition will increase over time. In order to gain brand recognition, we may increase our marketing and advertising budgets to create and maintain brand loyalty. We do not know whether these efforts will lead to greater brand recognition. If we are unable effectively to promote our brands, including our Agera product line, and establish competitive positions in the marketplace, our business results will be materially adversely affected.
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
As of December 31, 2009, we had 9 issued U.S. patents, 4 pending U.S. patent applications, 28 granted foreign patents and 3 pending international patent application. However, we may not be able to obtain additional patents relating to our technology or otherwise protect our proprietary rights. If we fail to obtain or maintain patents from our pending and future applications, we may not be able to prevent third parties from using our proprietary technology. We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents that we control or are effectively maintained by us as trade secrets. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.
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

The outcome of these proceedings is uncertain and could significantly harm our business. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to:
•	pay monetary damages;
•	expend time and funding to redesign our Fibrocell Therapy so that it does not infringe others’ patents while still allowing us to compete in the market with a substantially similar product;
•	obtain a license, if possible, in order to continue manufacturing or marketing the affected products or services, and pay license fees and royalties, which may be non-exclusive. This license may be non-exclusive, giving our competitors access to the same intellectual property, or the patent owner may require that we grant a cross-license to our patented technology; or
•	stop research and commercial activities relating to the affected products or services if a license is not available on acceptable terms, if at all.
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
The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur, which could occur if we issue a large number of shares of common stock (or securities convertible into our common stock) in connection with a future financing, as our common stock is trading at low levels. These factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 26, 2009, there were 19,826,441 shares of common stock issued and outstanding. All of our outstanding shares are freely transferable without restriction or further registration under the Securities Act.
There is a limited, volatile and sporadic public trading market for our common stock.
There is a limited, volatile and sporadic public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This prospectus, including the documents we incorporate by reference, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Fibrocell that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:
•	our ability to finance our business and continue in operations;

•	whether the results of our full Phase III pivotal study and our BLA filing will result in approval of our product candidate, and whether any approval will occur on a timely basis;

•	our ability to meet requisite regulations or receive regulatory approvals in the United States, Europe, Asia and the Americas, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States, Europe, Asia and the Americas or any other country where we plan to conduct commercial operations;

•	whether our clinical human trials relating to the use of autologous cellular therapy applications, and such other indications as we may identify and pursue can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cellular therapy can be identified by us and advanced into human clinical trials;

•	our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for periodontal disease, reconstructive dentistry, treatment of restrictive scars and burns and other health-related markets;

•	our ability to decrease our manufacturing costs for our Fibrocell Therapy product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;

•	our ability to reduce our need for fetal bovine calf serum by improved use of less expensive media combinations and different media alternatives;

•	continued availability of supplies at satisfactory prices;

•	new entrance of competitive products or further penetration of existing products in our markets;

•	the effect on us from adverse publicity related to our products or the company itself;

•	any adverse claims relating to our intellectual property;

•	the adoption of new, or changes in, accounting principles;

•	our issuance of certain rights to our shareholders that may have anti-takeover effects;

•	our dependence on physicians to correctly follow our established protocols for the safe administration of our Fibrocell Therapy; and

•	other risks referenced from time to time elsewhere in this prospectus and in our filings with the SEC.

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
None.
Item 4.
Reserved.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On October 21, 2009, our common stock became available for trading OTCBB under the symbol “FCSC.” Currently, there is only a limited, sporadic and volatile market for our stock on the OTCBB. The table below presents the high and low bid price for our common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	December 31,
	2009
	High	Low
Fourth Quarter (from October 21, 2009)	$2.40	$0.50
The closing price of our common stock on March 26, 2010 was $1.02.
The common stock of our predecessor company, Isolagen, Inc., traded on the NYSE Amex under the symbol “ILE.” The common stock ceased trading on the NYSE Amex on May 6, 2009 and in June 2009 the NYSE Amex delisted the common stock from listing on the NYSE Amex. Upon the effective date of our bankruptcy plan, the outstanding common stock of Isolagen was cancelled. Consequently, the stockholders of Isolagen prior to the effective date of the bankruptcy plan no longer have any interest as stockholders of Fibrocell by virtue of their ownership of Isolagen’s common stock prior to the emergence from bankruptcy.

Holders
As of March 26, 2010, there were 19,826,441 shares of our common stock outstanding and held by 204 stockholders of record. As of March 26, 2010, there were 3,250 shares of Series A Preferred issued and outstanding.
Dividends
We have never paid any cash dividends on our common stock and our board of directors does not intend to do so in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors.
Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum (subject to increase in certain circumstances), payable quarterly in arrears on January 15, April 15, July 15 and October 15, beginning on April 15, 2010. The dividends are payable in cash, or at our option, in duly authorized, validly issued, fully paid and non-assessable shares of common stock equal to 110% of the cash dividend amount payable on the dividend payment date, or a combination thereof; provided that we may not pay the dividends in shares of common stock unless we meet certain conditions described in the Certificate of Designation, including that the resale of the shares has been registered under the Securities Act. If we pay the dividend in shares of common stock, the common stock will be valued for such purpose at 80% of the average of the volume weighted average price for the 10 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.
Penny Stock
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our stock is currently a “penny stock.” Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.
These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules.

Recent Sales of Unregistered Securities
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
Pursuant to the Plan, all Isolagen equity interests, including without limitation its common stock, options and warrants outstanding as of the effective date were cancelled. On the effective date, Fibrocell completed an exit financing of common stock in the amount of $2 million. Fibrocell issued the following shares of common stock pursuant to the Plan:
•	7,320,000 shares, to its pre-bankruptcy lenders and the lenders that provided its debtor-in-possession facility, collectively;

•	3,960,000 shares, to the holders of the 3.5% convertible subordinated notes issued by Isolagen;

•	600,000 shares, to its management as of the effective date, which was its chief operating officer;

•	120,000 shares, to the holders of its general unsecured claims; and

•	2,666,666 shares, to the purchasers of shares in the exit financing (its pre-bankruptcy lenders, the lenders that provided the debtor-in-possession facility and the holders of the 3.5% convertible subordinated notes were permitted to participate in the exit financing).
The common stock issued pursuant to the Plan was issued pursuant to Section 1145 of the United States Bankruptcy Code, which exempts the issuance of securities from the registration requirements of the Securities Act.
A condition precedent to Fibrocell’s exit from bankruptcy was that it execute an investment banking agreement with John Carris Investments LLC and Viriathus Capital LLC. In connection with this agreement, Fibrocell was required to pay a retainer, which consisted in part of the issuance of options to purchase an aggregate of 1,000,000 shares of common stock at $0.75 per share. These securities were issued pursuant to the exemption from registration permitted under Section 4(2) of the Securities Act.
The Series A Preferred and the warrants issued in our October 2009 offering were sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder. Each purchaser represented that it was an “accredited investor” as defined in Regulation D.
In October 2009, we entered into two consulting agreements with two individuals. We issued the two consultants options to purchase 200,000 shares and 150,000 shares, respectively. The options have an expiration date five years from the date of issuance and an exercise price of $0.75 per share. The options were issued in a transaction exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof.
In December 2009, we entered into a consulting agreement with one individual and issued the consultant options to purchase 100,000 shares. The options have an expiration date five years from the date of issuance and an exercise price of $1.25 per share. The options were issued in a transaction exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof.
Purchases of Equity Securities.
We did not repurchase any of our equity securities during the fourth quarter of 2009.
Item 6. Selected Financial Data
We are a smaller reporting company, and are not required to report this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Fibrocell Process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication utilizing the Fibrocell Therapy is for the treatment of nasolabial fold wrinkles, which completed Phase III clinical studies and the related Biologics License Application (“BLA”) was been accepted for filing by the Food and Drug Administration (“FDA”) during May 2009. On October 9, 2009 the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed our nasolabial fold wrinkles product candidate. The Committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial fold wrinkles. The committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. The United States Adopted Names (“USAN”) Council adopted the USAN name, azficel-T, for our product on October 28, 2009, and the FDA is currently evaluating a proposed brand name, Laviv™. On December 21, 2009, Fibrocell Science received a Complete Response letter from the FDA related to the BLA for azficel-T. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures regarding shipping practices, and proposed labeling.
During 2009 we completed a Phase II/III study for the treatment of acne scars. During 2008 we completed our open-label Phase II study related to full face rejuvenation.
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
Our officers and directors as of the effective date were all deemed to have resigned and a new board of directors was appointed. As of the effective date, our initial board of directors consisted of: David Pernock, Paul Hopper and Kelvin Moore. Dr. Robert Langer was appointed to the Board in late September 2009. Declan Daly remained as chief operating officer and chief financial officer of the reorganized company, and in November 2009, he was appointed to the Board of Directors. Mr. Daly also acted as interim chief executive officer until February 1, 2010 when David Pernock became the chief executive officer.
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
Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At December 31, 2009, we had cash and cash equivalents of $1.4 million and working capital of $1.5 million. In early March 2010, we raised approximately $3.8 million less fees as a result of the issuance of common stock and warrants. We believe that our existing capital resources are adequate to sustain our operation through approximately mid-June 2010. As such, we will require additional cash resources prior to or during approximately mid-June 2010, or we will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if we do raise additional cash resources prior to mid-June 2010, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Through December 31, 2009, we have been primarily engaged in developing our initial product technology. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2010. There is substantial doubt about our ability to continue as a going concern.
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

As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing or capital prior to or during approximately mid-June 2010. If we do not obtain additional funding, or do not anticipate additional funding, prior to or during approximately mid-June 2010, we will likely enter into bankruptcy and/or cease operations. Further, if we do raise additional cash resources prior to mid-June 2010, it may be raised in contemplation of or in connection with bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
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
Warrant Liability: We account for our warrants in accordance with U.S. GAAP. The warrants are measured at fair value and liability-classified under ASC 815, Derivatives and Hedging, (“ASC 815”) because the warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.
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
For discussions on the results of operations, the Successor Company has combined the results of operations for the eight months ended August 31, 2009, with the results of operations for the four months ended December 31, 2009. The combined periods have been compared to the year-ended December 31, 2008. The Successor Company believes that the combined financial results provide management and investors a more meaningful analysis of the Company’s performance and trends for comparative purposes.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in Part 1, Item 1 of this report.
Results of Operations—Comparison of Years Ending December 31, 2009 and 2008
REVENUES. Revenue decreased $0.2 million to $0.9 million for the year ended December 31, 2009, as compared to $1.1 million for the year ended December 31, 2008. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology. Due to our financial statement presentation of our United Kingdom operation as a discontinued operation, our revenue for all periods presented is representative of only Agera, as all historical United Kingdom revenue is reflected in loss from discontinued operations. We believe that the decline in Agera’s sales in fiscal 2009 was due to the general economic conditions during 2009.
COST OF SALES. Costs of sales remained constant at $0.6 million for the year ended December 31, 2009 and December 31, 2008. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 70% for the year ended December 31, 2009 and 55% for the year ended December 31, 2008. Cost of sales as a percentage of revenue has increased primarily due to a reserve recorded during the three months ended September 30, 2009 of approximately $0.2 million, as compared to a reserve of less than $0.1 million recorded for slow moving and/or obsolete inventory recorded during the three months ended September 30, 2008, and changes in Agera’s product mix.
IMPAIRMENT OF LONG-LIVED ASSETS. There was no impairment of assets in 2009. During 2008, due to the likelihood of bankruptcy and in connection with the Company’s review for impairment of long-lived assets in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets,” we recorded a full impairment on all of our long-lived assets as of December 31, 2008 in the consolidated statement of operations, and as such, we have recorded an impairment charge of $6.7 million during the year ended December 31, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $2.4 million, or 28%, to $6.1 million for the year ended December 31, 2009, as compared to $8.5 million for the year ended December 31, 2008. The decrease in selling, general and administrative expense is primarily due to the following:
a) Salaries, bonuses and payroll taxes decreased by approximately $1.0 million to $2.8 million for the year ended December 31, 2009, as compared to $3.8 million for the year ended December 31, 2008, due to a decrease in the number of our employees which resulted in lower salary expense.
b) Marketing expense decreased by less than $0.1 million to less than $0.1 million for the year ended December 31, 2009, as compared to $0.1 million during the year ended December 31, 2008 due primarily to decreased marketing and promotional efforts related to marketing and selling our Agera line of advanced skin care systems.
c) Travel expense decreased by approximately $0.1 million to $0.1 million for the year ended December 31, 2009, as compared to $0.2 million for the year ended December 31, 2008 due to the decrease in the number of our employees, primarily at the executive management level and focused efforts to conserve cash resources during 2009.
d) Other general and administrative expenses decreased by approximately $1.1 million to $3.0 million for the year ended December 31, 2009, as compared to $4.1 million for the year ended December 31, 2008. The decrease of $1.1 million in other general and administrative expenses are due to cost-saving measures continued during 2009, including savings related to accounting and audit expenses, insurance premiums, consultants and other general costs.
e) Legal expenses decreased by approximately $0.1 million to $0.2 million for the year ended December 31, 2009, as compared to $0.3 million for the year ended December 31, 2008. For the years ended December 31, 2009 and December 30, 2008, we received $0.3 million and $1.3 million, respectively, of reimbursements from our insurance carrier as reimbursement for defense costs related to our class action and derivative matters. If we had not received these reimbursements, our legal expenses would have been $0.5 million for the year ended December 31, 2009 and $1.6 million for the year ended December 31, 2008. As such, excluding reimbursements of legal defense costs, our legal expenses have decreased $1.1 million in 2009 from the prior year as a result of the June 2008 mediation efforts which resulted in a settlement in principle related to our class action and derivative action matters. Our legal expenses fluctuated primarily as a result of the amount and timing of defense costs related to our class action and derivative action matters, as well as a result of the amount and timing of defense cost reimbursements from our insurance carrier. Such reimbursements are recorded when received. We also incurred $0.2 million in legal costs, during the year ended December 31, 2008, related to investigating and responding to claims related to our previous United Kingdom operation.
RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $6.3 million for the year ended December 31, 2009 to $3.9 million, as compared to $10.2 million for the year ended December 31, 2008. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Fibrocell Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of December 31, 2009, for the Successor Company was $1.8 million.

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
The major changes in research and development expenses are due primarily to the following:
a) Consulting expense decreased by approximately $3.3 million to $1.6 million for the year ended December 31, 2009, as compared to $4.9 million for the year ended December 31, 2008, primarily as a result of decreased expenditures related to our Phase III wrinkle/nasolabial fold study, which concluded during 2008.
b) Salaries, bonuses and payroll taxes decreased by approximately $1.5 million to $0.9 million for the year ended December 31, 2009, as compared to $2.4 million for the year ended December 31, 2008, as a result of decreased employees engaged in research and development activities.
c) Laboratory costs decreased by approximately $0.4 million to $0.6 million for the year ended December 31, 2009, as compared to $1.0 million for the year ended December 31, 2008, as a result of decreased clinical and manufacturing activities in our Exton, Pennsylvania location, primarily due to the completion of the Phase III nasolabial folds trials during 2008.
d) Contract labor support related to our clinical manufacturing operation decreased $0.2 million to less than $0.1 million for the year ended December 31, 2009, as compared to $0.2 million for the year ended December 31, 2008, as a result of decreased clinical activities in our Exton, Pennsylvania location.
e) Facilities, depreciation and travel costs decreased $0.9 million to $0.8 million for the year ended December 31, 2009 as compared to $1.7 million for the year ended December 31, 2008. The decrease is due primarily to the impairment of fixes assets at December 31, 2008 resulting in no depreciation for 2009.
LOSS FROM DISCONTINUED OPERATIONS.
Discontinued operations had income of less than $0.1 million for the year ended December 31, 2009 as compared to a loss of $4.5 million for the year ended December 31, 2008. The $4.5 million loss from discontinued operations for the year ended December 31, 2008, primarily related to the sale of our Swiss campus in March 2008. In connection with this sale, we recorded a loss on sale of $6.3 million, offset by a foreign currency exchange gain of $2.1 million upon the substantial liquidation of the Swiss subsidiary. The foreign exchange gain recorded during the three months ended March 31, 2008 results from removing from the accumulated foreign currency translation adjustment account in stockholders’ equity, a credit balance which related to the translation into U.S. dollars of our Swiss franc assets and liabilities. The credit balance which had accumulated, and the resulting gain recorded upon the substantial liquidation of our Swiss franc assets, reflected the increase in the value of the Swiss franc relative to the U.S. dollar over the period that we had operated in Switzerland. Administrative costs and facility costs related to the United Kingdom and Swiss operations comprised approximately $0.3 million, net, during the year ended December 31, 2008.
As of December 31, 2008, all previously leased facilities related to discontinued operations have been exited, and all buildings, property and equipment related to discontinued operations have been sold or otherwise disposed of.
INTEREST INCOME. Interest income decreased approximately $0.2 million to less than $0.1 million for the year ended December 31, 2009, as compared to $0.2 million for the year ended December 31, 2008. The decrease in interest income of $0.2 million resulted from a decrease in the amount of cash, cash equivalents and restricted cash balances, as a result of our use of these balances primarily to fund our operating activities related to our efforts to gain FDA approval for our Fibrocell Therapy.
REORGANIZATION ITEMS, NET. On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc., filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Bankruptcy, Debt and Going Concern. A reorganization gain, net of reorganization costs, of $73.5 million was recorded for the year ended December 31, 2009, which was comprised primarily of legal fees and the unamortized debt acquisition costs, and gain of discharge of liabilities.

INTEREST EXPENSE. Interest expense decreased $1.4 million to $2.5 million for the year ended December 31, 2009, as compared to $3.9 million for the year ended December 31, 2008. Our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.1 million and interest expense related to the secured bridge loan and DIP financing until the emergence out of bankruptcy for the year ended December 31, 2009. With the emergence out of bankruptcy, the 3.5% convertible subordinated notes were exchanged for $6.0 million of debt and 3,960,000 shares of the new common stock. There is also interest expense related to the 12.5% note for the year end December 31, 2009. For the year ended December 31, 2008, our interest expense is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.8 million.
NONCONTROLLING INTEREST. The noncontrolling interest loss was $0.2 million for the year ended December 31, 2009, as compared to noncontrolling interest income of $1.7 million for the year ended December 31, 2008. The decrease in minority interest income of $1.5 million is primarily due to an impairment charge recorded during the year ended December 31, 2008 of $3.7 million, which related to the full impairment of the Agera segment intangible assets, and the associated 43% minority interest ownership of Agera.
NET INCOME/(LOSS). Net loss, excluding reorganization items, was $12.8 million for the year ended December 31, 2009 as compared to a net loss of $31.4 million for the year ended December 31, 2008. This decrease in our net loss primarily is a result of a decrease in research and development expenses, general and administrative expenses, the reduction in employees and compensation expense and cost saving measures continued in 2009, offset by the impairment charge of $6.7 million related to long-lived assets for the year ended December 31, 2008, the increase in loss from discontinued operations and reductions in interest income, as discussed above. Net income of $60.7 million for the year ended December 31, 2009, included reorganization items of $73.5 million as a result of the emergence out of bankruptcy and discharge of debt and unsecured liabilities.
Liquidity and Capital Resources
Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the two years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008
		(in millions)
Cash flows from operating activities	$(9.0)	$(20.0)
Cash flows from investing activities	—	6.4
Cash flows from financing activities	7.5	—
OPERATING ACTIVITIES. Cash used in operating activities during the year ended December 31, 2009 amounted to $9.0 million, a decrease of $11.0 million over the year ended December 31, 2008. The decrease in our cash used in operating activities over the prior year is primarily due to a decrease in net losses (adjusted for non-cash items) of $7.1 million, in addition to operating cash inflows from changes in operating assets and liabilities. The change in operating assets and liabilities is primarily due to a large increase in accrued liabilities (see Note 10 of Notes to the Consolidated Financial Statements) at December 31, 2009 as compared to December 31, 2008.
Our negative operating cash flows in 2009 were funded from cash on hand at December 31, 2008, which were primarily the result of previously completed debt and equity offerings, as well as from the proceeds of the sale of our Swiss campus in March 2008, discussed further below, as well as funds received from the secured bridge loan, DIP financing, exit financing and the funds received for the issuance of preferred stock in 2009.
INVESTING ACTIVITIES. No cash was provided by investing activities during the year ended December 31, 2009 as compared to cash provided in investing activities of $6.4 million during the year ended December 31, 2008. Investing activities during the year ended December 31, 2008 related primarily to the sale of our Swiss campus in March 2008 for approximately $6.4 million, net of selling costs.

FINANCING ACTIVITIES. There was $7.5 million cash proceeds from financing activities during the year ended December 31, 2009, as compared to no cash received from financing activities during the year ended December 31, 2008. During 2009, we raised cash while reorganizing under bankruptcy and with the issuance of preferred stock.
Cash Flows Related to Discontinued Operations
Cash flows related to discontinued operations, which are included in the table of cash flows above, were as follows:

	Years Ended December 31,
	2009	2008
	(in millions)
Cash flows used in operating activities	$(0.1)	$(0.3)
Cash flows provided by investing activities	—	6.4
The cash provided by investing activities during the year ended December 31, 2008 of $6.4 million related to the sale of our Swiss campus during 2008 and is discussed above under “Investing Activities.”
Working Capital
As of December 31, 2009, we had cash and cash equivalents of $1.4 million and working capital of $1.5 million. In early March 2010, we raised approximately $3.8 million less fees as a result of the issuance of common stock and warrants. We believe that our existing capital resources are adequate to sustain our operation through approximately mid-June 2010. As such, we will require additional cash resources prior to or during approximately mid-June 2010, or we will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Debt
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
The Successor Company’s outstanding long-term debt at December 31, 2009 consists of $6 million of 12.5% Unsecured Promissory Notes (“New Notes”). The New Notes have the following features: (1) 12.5% interest payable quarterly in cash or, at the Successor Company’s option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due; (2) maturing June 1, 2012; (3) at any time prior to the maturity date, the Successor Company may redeem any portion of the outstanding principal of the New Notes in Cash at 125% of the stated face value of the New Notes. There is a mandatory redemption feature that requires the Successor Company to redeem all outstanding new notes if: (1) the Successor Company successfully completes a capital campaign raising in excess of $10 million; or (2) the Successor Company is acquired by, or sell a majority stake to, an outside party.
Factors Affecting Our Capital Resources
Inflation did not have a significant impact on the Company’s results during the year ended December 31, 2009.

Off-Balance Sheet Transactions
We do not engage in material off-balance sheet transactions.
Item 8. Financial Statements and Supplementary Data
The financial statements, including the notes thereto and report of the independent registered public accounting firm thereon are included in this report as set forth in the “Index to Financial Statements.” See F-1 for Index to Consolidated Financial Statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the fourth quarter of 2009, management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to management, including these officers, by other employees of the Company, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.
Accordingly, as of December 31, 2009, the officer (the principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective.
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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 30, 2010 and is incorporated into this Item 10 by reference.
Code of Ethics. We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is on our website at www.fibrocellscience.com. We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.
Item 11. Executive Compensation
The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 30, 2010 and is incorporated into this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 30, 2010 and is incorporated into this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 30, 2010 and is incorporated into this Item 13 by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 30, 2010 and is incorporated into this Item 14 by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedule
(a)(1) Financial Statements.
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2009 (Successor Company) and 2008 (Predecessor Company)
•	Consolidated Statements of Operations for the four months ended December 31, 2009 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and for the year ended 2008 (Predecessor Company) and from inception to August 31, 2009 (Predecessor Company)
•	Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) From Inception to August 31, 2009 (Predecessor Company) and four months ended December 31, 2009 (Successor Company)
•	Consolidated Statements of Cash Flows for the four months ended December 31, 2009 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and year ended December 31, 2008 (Predecessor Company) and cumulative period from inception to August 31, 2009 (Predecessor Company)
•	Notes to Consolidated Financial Statements
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

2.1
Debtors’ First Amended Joint Plan of Reorganization dated July 30, 2009 and Disclosure Statement (filed as Exhibit 10.2 to the Company’s Form 10-Q for quarter ended June 30, 2009, filed on August 12, 2009 and as Exhibit 99.1 to our Form 8-K filed September 2, 2009)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed September 2, 2009)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K filed September 2, 2009)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 14, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form 10-Q filed November 23, 2009)

4.2	Form of Class A/B Common Stock Purchase Warrant issued in October 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 14, 2009)

4.3	Form of 12.5% Promissory Note (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 10, 2009)

EXHIBIT
NO.	IDENTIFICATION OF EXHIBIT

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Form 10-Q filed November 23, 2009)

4.5	Common Stock Purchase Warrant issued in March 2010 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 3, 2010)

10.1	Securities Purchase Agreement dated October 13, 2009 between the Company and the Series A Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 14, 2009)

10.2	Employment Agreement between the Company and Declan Daly (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 23, 2009)

10.3	Consulting Agreement between the Company and Robert Langer (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed November 23, 2009)

10.4	2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed November 23, 2009)

10.5	Lease Agreement between Isolagen, Inc and The Hankin Group dates April 7, 2005 (previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005)

10.6	Purchase Option Agreement between Isolagen, Inc and 405 Eagleview Associates dated April 7, 2005 (previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005)

10.7
Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners (previously filed as an exhibit to the company’s amended Form S-1, as filed on October 24, 2003)

10.8	Employment Agreement between the Company and David Pernock (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 1, 2010)

10.9	Securities Purchase Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 3, 2010)

10.10	Registration Rights Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 3, 2010)

10.11	Registration Rights Agreement between the Company and the Series A Preferred Stock Purchasers, dated October 13, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed October 14, 2009)

21	List of Subsidiaries (previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fibrocell Science, Inc.
By:	/s/ David Pernock
David Pernock
Chief Executive Officer
Date: March 31, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David Pernock David Pernock	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2010

/s/ Declan Daly Declan Daly	Chief Financial Officer, Chief Operating Officer and Director	March 31, 2010

/s/ Kelvin Moore Kelvin Moore	Director	March 31, 2010

/s/ Dr. Robert Langer Dr. Robert Langer	Director	March 31, 2010

/s/ Paul Hopper Paul Hopper	Director	March 31, 2010

Fibrocell Science, Inc.
(A Development Stage Company)
Index to Consolidated Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 (Successor Company) and 2008 (Predecessor Company)	F-3

Consolidated Statements of Operations for the four months ended December 31, 2009 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and for the year ended 2008 (Predecessor Company) and from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)
F-4

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) From Inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and four months ended December 31, 2009 (Successor Company)
F-5-15

Consolidated Statements of Cash Flows for the four months ended December 31, 2009 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and year ended December 31, 2008 (Predecessor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)
F-16-17

Notes to Consolidated Financial Statements	F-18-42

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Fibrocell Science, Inc. (a development stage company)
Exton, Pennsylvania
We have audited the accompanying consolidated balance sheets of Fibrocell Science, Inc. (in the development stage) as of December 31, 2009 (“Successor”) and 2008 (“Predecessor” as described in Note 1 of the notes to the consolidated financial statements) and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for the year ended December 31, 2008 (“Predecessor”), for the period from January 1 to August 31, 2009 (“Predecessor”) and for the period from the Successor’s inception of operations (September 1, 2009) through December 31, 2009. We have also audited the statements of shareholders’ equity (deficit) for the period from December 28, 1995 (Predecessor’s inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting as of December 31, 2009. Our audit for the four months ended December 31, 2009 (“Successor”) and eight months ended August 31, 2009 (“Predecessor”) included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fibrocell Science, Inc. at December 31, 2009 (“Successor”) and 2008 (“Predecessor”), and the results of its operations and its cash flows for the year ended December 31, 2008 (“Predecessor”), for the period from January 1 to August 31, 2009 (“Predecessor”) and for the period from the Successor’s inception of operations (September 1, 2009) through December 31, 2009 and the statements of shareholders’ equity (deficit) for the period from December 28, 1995 (Predecessor’s inception) to August 31, 2009 and for the period from the Successor’s inception of operations (September 1, 2009) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficit, and has limited cash resources that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO Seidman, LLP
Houston, Texas
March 31, 2010

F2

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	Successor	Predecessor
	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,362,488	$2,854,300
Accounts receivable, net	269,759	338,850
Inventory, net	226,032	467,246
Prepaid expenses	524,814	738,652
Other current assets	—	624,365
Current assets of discontinued operations, net	210	29,992

Total current assets	2,383,303	5,053,405
Other assets	250	—
Intangible assets	6,340,656	—

Total assets	$8,724,209	$5,053,405

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit and Noncontrolling Interest
Current liabilities:
Current debt	$47,795	$90,072,286
Accounts payable	245,023	415,909
Accrued expenses	536,855	1,647,713
Deferred revenue	—	7,522
Current liabilities of discontinued operations	7,405	209,458

Total current liabilities	837,078	92,352,888
Long-term debt	6,000,060	—
Deferred tax liability	2,500,000	—
Warrant liability	635,276	—
Other long-term liabilities	369,210	1,171,638

Total liabilities	10,341,624	93,524,526

Commitments and contingencies (see Note 13)

Redeemable preferred stock series A, $1,000 par value; 9,000 shares authorized; 3,250 shares issued	2,511,070	—

Equity
Fibrocell Science, Inc. shareholders’ deficit:
Predecessor common stock, $.001 par value; 100,000,000 shares authorized	—	41,639
Successor common stock, $.001 par value; 250,000,000 shares authorized	14,692	—
Additional paid-in capital	508,347	131,341,227
Predecessor treasury stock, at cost, 4,000,000 shares	—	(25,974,000)
Accumulated deficit during development stage	(5,049,999)	(194,057,337)

Total Fibrocell Science, Inc. shareholders’ deficit	(4,526,960)	(88,648,471)

Noncontrolling interest	398,475	177,350

Total deficit and noncontrolling interest	(4,128,485)	(88,471,121)

Total liabilities, redeemable preferred stock, shareholders’ deficit and noncontrolling interest	$8,724,209	$5,053,405

The accompanying notes are an integral part of these consolidated financial statements.

F3

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Successor	Predecessor	Predecessor	Predecessor
				Cumulative period
				from December 28,
	For the four	For the eight		1995 (date of
	months ended	months ended	For the year ended	inception) to
	December 31, 2009	August 31, 2009	December 31, 2008	August 31, 2009
Revenue
Product sales	$329,941	$538,620	$1,104,885	$4,818,994
License fees	—	—	—	260,000

Total revenue	329,941	538,620	1,104,885	5,078,994
Cost of sales	182,048	424,139	602,511	2,279,335

Gross profit	147,893	114,481	502,374	2,799,659
Impairment of long-lived assets	—	—	6,732,754	6,732,754
Selling, general and administrative expenses	2,708,356	3,427,374	8,499,307	78,072,766
Research and development expenses	1,823,196	2,107,718	10,173,117	56,269,869

Operating loss	(4,383,659)	(5,420,611)	(24,902,804)	(138,275,730)
Other income (expense)
Interest income	1	248	181,514	6,989,539
Reorganization items, net	(72,477)	73,538,984	—	73,538,984
Other income/(expense)	—	(6,243)	—	316,338
Warrant expense	(319,084)	—	—
Interest expense	(247,174)	(2,232,138)	(3,899,239)	(18,790,218)

Income/(loss) from continuing operations before income taxes	(5,022,393)	65,880,240	(28,620,529)	(76,221,087)
Income tax benefit	—	—	—	190,754

Income/(loss) from continuing operations	(5,022,393)	65,880,240	(28,620,529)	(76,030,333)

Income/(loss) from discontinued operations, net of tax	(12,113)	46,923	(4,471,326)	(41,091,311)

Net (loss)/income	(5,034,506)	65,927,163	(33,091,855)	(117,121,644)

Deemed dividend associated with beneficial conversion	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)
Plus/(less): Net loss/(income) attributable to noncontrolling interest	(15,493)	(205,632)	1,680,676	1,799,523

Net income/(loss) attributable to Fibrocell Science, Inc. common shareholders	$(5,049,999)	$65,721,531	$(31,411,179)	$(128,335,806)

Per share information:

Income/(loss) from continuing operations—basic and diluted	$(0.35)	$1.72	$(0.72)	$(4.30)
Loss from discontinued operations—basic and diluted	—	—	(0.12)	(2.32)
Income attributable to noncontrolling interest	—	—	—	0.10
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.65)
Preferred stock dividends	—	—	—	(0.09)

Net income/(loss) attributable to common shareholders per common share—basic and diluted	$(0.35)	$1.72	$(0.84)	$(7.26)

Weighted average number of basic and diluted common shares outstanding	14,380,381	38,230,886	37,639,492	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

F4

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96 (Predecessor)	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97 (Predecessor)	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

F5

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98 (Predecessor)	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99 (Predecessor)	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00 (Predecessor)	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

F6

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

F7

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

F8

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03 (Predecessor)	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

F9

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04 (Predecessor)	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

F10

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments.	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05 (Predecessor)	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

F11

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06 (Predecessor)	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

F12

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07 (Predecessor)	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

F13

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815
Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08 (Predecessor)	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

F14

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock — 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock — 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	—	—	—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	—	—	—	—	—	(7,688,831)	—	—	—	—	382,982	(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	—	—	—	11,400,000	11,400	(2,228,231)	—	—	—	—	382,982	(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Issuance of common stock on Oct. 28, 2009	—	—	—	—	25,501	25	58,627	—	—	—	—	—	58,652
Compensation expense on shares issued to management	—	—	—	—	600,000	600	167,400	—	—	—	—	—	168,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	326,838	—	—	—	—	—	326,838
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	386,380	—	—	—	—	—	386,380
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,049,999)	15,493	(5,034,506)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,034,506)

Balance 12/31/09 (Successor)	—	$—	—	$—	14,692,167	$14,692	$508,347	—	$—	$—	$(5,049,999)	$398,475	$(4,128,485)

The accompanying notes are an integral part of these consolidated financial statements.

F15

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Successor	Predecessor		Predecessor
				Cumulative period
				from December 31,
				1995 (date of
	Four months ended	Eight months ended	For the year ended	inception) to
	December 31, 2009	August 31, 2009	December 31, 2008	August 31, 2009
Cash flows from operating activities:
Net (loss) income	$(5,049,999)	$65,721,531	$(31,411,179)	$(115,322,121)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Reorganization items, net	72,477	(74,648,976)	—	(74,648,976)
Expense related to equity awards and issuance of stock	881,218	583,453	2,132,597	10,608,999
Warrant expense	319,084	—	—	—
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	—	—	1,376,863	9,091,990
Provision for doubtful accounts	(46,619)	501	7,191	337,810
Provision for excessive and/or obsolete inventory	11,664	169,085	90,342	259,427
Amortization of debt issue costs	—	985,237	749,239	4,107,067
Amortization of debt discounts on investments	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	13,059,375	17,668,477
Foreign exchange gain on substantial liquidation of foreign entity	(2,614)	30,012	(2,152,569)	(2,256,408)
Net (loss) income attributable to non-controlling interest	15,493	205,632	(1,680,676)	(1,799,523)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease in restricted cash	—	—	451,383	—
Decrease (increase) in accounts receivable	23,544	91,666	(26,367)	(91,496)
Decrease in other receivables	4,740	23,632	46,870	218,978
Decrease (increase) in inventory	30,923	29,543	111,530	(455,282)
Decrease (increase) in prepaid expenses	(244,905)	628,197	64,362	34,341
Decrease (increase) in other assets	4,120	(112,441)	42,937	71,000
Increase (decrease) in accounts payable	107,622	(230,592)	(6,021)	57,648
Increase (decrease) in accrued expenses, liabilities subject to compromise and other liabilities	(425,794)	1,868,162	(2,874,518)	3,311,552
Increase (decrease) in deferred revenue	—	(7,522)	7,522	(50,096)

Net cash used in operating activities	(4,299,046)	(4,662,880)	(20,011,119)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	(6,679)	(2,016,520)
Purchase of property and equipment	—	—	(33,337)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	6,444,386	6,542,434
Purchase of investments	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	153,507,000

Net cash provided by (used in) investing activities	—	—	6,404,370	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	135,667
Proceeds from the issuance of redeemable preferred stock, net	2,870,000	—	—	12,931,800
Proceeds from the issuance of common stock, net	1,800,000	—	—	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	(360,872)		(360,872)
Proceeds from secured loan	—	500,471	—	500,471
Proceeds from debtor-in-possession loan	—	2,750,000	—	2,750,000
Payments on insurance loan	(21,891)	(63,983)	(15,336)	(79,319)
Cash dividends paid on preferred stock	—	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	—	(26,024,280)

Net cash provided by (used in) financing activities	4,648,109	2,825,616	(15,336)	170,137,276

Effect of exchange rate changes on cash balances	3,149	(6,760)	(114,335)	(36,391)
Net increase (decrease) in cash and cash equivalents	352,212	(1,844,024)	(13,736,420)	1,010,276
Cash and cash equivalents, beginning of period	1,010,276	2,854,300	16,590,720	—

Cash and cash equivalents, end of period	$1,362,488	$1,010,276	$2,854,300	$1,010,276

F16

	Successor	Predecessor		Predecessor
				Cumulative period
				from December 31,
				1995 (date of
	Four months ended	Eight months ended	For the year ended	inception) to
	December 31, 2009	August 31, 2009	December 31, 2008	August 31, 2009
Supplemental disclosures of cash flow information:
Predecessor cash paid for interest	$—	$—	$3,150,000	$12,715,283

Non-cash investing and financing activities:
Predecessor deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$—	$11,423,824

Predecessor preferred stock dividend	—	—	—	1,589,861

Successor accrued preferred stock dividend	42,740	—	—	—

Predecessor uncompensated contribution of services	—	—	—	755,556

Predecessor common stock issued for intangible assets	—	—	—	540,000

Predecessor common stock issued in connection with conversion of debt	—	10,814,000	—	10,814,000

Predecessor equipment acquired through capital lease	—	—	—	167,154

Successor/Predecessor financing of insurance premiums	81,517	—	87,623	87,623

Successor issuance of notes payable	—	6,000,060	—	6,000,060

Successor common stock issued in connection with reorganization	—	5,472,000	—	5,472,000

Successor intangible assets	—	6,340,656	—	6,340,656

Successor deferred tax liability in connection with fresh-start	—	2,500,000		2,500,000

Elimination of Predecessor common stock and fresh start adjustment	—	14,780,320	—	14,780,320

Successor accrued warrant liability	316,192	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

F17

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
Our officers and directors as of the effective date were all deemed to have resigned and a new board of directors was appointed. As of the effective date, our initial board of directors consisted of: David Pernock, Paul Hopper and Kelvin Moore. Dr. Robert Langer was appointed to the Board in late September 2009. Declan Daly remained as chief operating officer and chief financial officer of the reorganized company, and in November 2009, he was appointed to the Board of Directors. Mr. Daly received 5% of the New Common Stock which is subject to a two-year vesting schedule whereby 50% vested on the Effective Date, 25% shall vest on the first anniversary and 25% shall vest on the second anniversary. Mr. Daly was the acting interim chief executive officer until February 1, 2010.
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

F18

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
In October 2006, the Predecessor Company reached an agreement with the U.S. Food and Drug Administration (“FDA”) on the design of a Phase III pivotal study protocol for the treatment of nasolabial fold wrinkles. The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Pursuant to this assessment process, the FDA has agreed that the Predecessor Company’s study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is acceptable to the FDA to form the basis of an efficacy claim for a marketing application. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of our product against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. The Predecessor Company completed enrollment of the study and commenced injection of subjects in early 2007. All injections were completed in January 2008 and top line results from this trial were publically announced in August 2008. The data analysis, including safety data, was publically released in October 2008. The related Biologics License Application (“BLA”) was submitted to the FDA in March 2009. In May 2009, the Predecessor Company announced that the FDA had completed its initial review of the Company’s BLA related to its nasolabial fold wrinkles product candidate and that the FDA had accepted (or filed) the BLA for full review.

F19

On October 9, 2009, the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed our nasolabial fold wrinkles product candidate. The Committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial fold wrinkles. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. The United States Adopted Names (“USAN”) Council adopted the USAN name, azficel-T, for our nasolabial fold wrinkles product candidate on October 28, 2009, and the FDA is currently evaluating a proposed brand name, Laviv™.
On December 21, 2009, Fibrocell received a Complete Response letter from the FDA related to the BLA for azficel-T, an autologous cell therapy for the treatment of moderate to severe nasolabial fold wrinkles in adults. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures. In addition, the Company has submitted a proposed protocol concerning a histopathological study on biopsied samples to the FDA and to the Company’s Investigational Review Board (“IRB”). The IRB has approved the protocol and the Company is currently awaiting the FDA’s comments on the protocol.
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
Financial Reporting by Entities in Reorganization under the Bankruptcy Code
Overall, ASC 852-10, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, (“ASC 852”) applies to the Company’s financial statements for the periods that the Company operated under the provisions of Chapter 11. ASC 852 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition, ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, gains, and losses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items, net” on the accompanying consolidated statements of operations.

F20

As of September 1, 2009, the Successor Company adopted fresh-start accounting in accordance with ASC 852-10. The Successor Company selected September 1, 2009, as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the September 3, 2009 effective date and the immaterial impact of transactions between September 1, 2009 and September 3, 2009. The adoption of fresh-start accounting resulted in the Successor Company becoming a new entity for financial reporting purposes. The Successor Company is a development stage company in accordance with ASC 915, Development Stage Entities. As such, the four month period results ended December 31, 2009 equal the cumulative to-date totals.
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
For discussions on the results of operations, the Successor Company has combined the results of operations for the eight months ended August 31, 2009, with the results of operations for the four months ended December 31, 2009. The combined periods have been compared to the twelve months ended December 31, 2008. The Successor Company believes that the combined financial results provide management and investors a more meaningful analysis of the Successor Company’s performance and trends for comparative purposes.
Note 3—Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At December 31, 2009, we had cash and cash equivalents of $1.4 million and working capital of $1.5 million. In early March 2010, we raised approximately $3.8 million less fees as a result of the issuance of common stock and warrants. We believe that our existing capital resources are adequate to sustain our operation through approximately mid-June 2010. As such, we will require additional cash resources prior to or during approximately mid-June 2010, or we will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if we do raise additional cash resources prior to mid-June 2010, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Through December 31, 2009, we have been primarily engaged in developing our initial product technology. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2010. In fiscal 2009 we financed our operations primarily through our existing cash, but as discussed above we now require additional financing. There is substantial doubt about our ability to continue as a going concern.
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

F21

As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing or capital prior to or during approximately mid-June 2010. If we do not obtain additional funding, or do not anticipate additional funding, prior to or during approximately mid-June 2010, we will likely enter into bankruptcy and/or cease operations. Further, if we do raise additional cash resources prior to mid-June 2010, it may be raised in contemplation of or in connection with bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
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
Under fresh-start accounting, the Successor Company’s asset values are remeasured and allocated in conformity with ASC 805-20, Business Combinations, Identifiable Assets and Liabilities, and Any Noncontrolling Interest, (“ASC 805”). In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be reported at fair value or the present values of the amounts to be paid using appropriate market interest rates.
Estimates of fair value represent the Successor Company’s best estimates based on independent appraisals and valuations, industry data and trends to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Successor Company. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Any adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded intangibles.
Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Concentration of Credit Risk
As of December 31, 2009, the Successor Company maintains the majority of its cash primarily with one major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000. The terms of these deposits are on demand to minimize risk. The Successor Company has not incurred losses related to these deposits. Cash and cash equivalents of approximately $0.2 million, related to Agera and the Successor Company’s Swiss subsidiary, is maintained in two separate financial institutions. The Successor Company invests these funds primarily in demand deposit accounts.

F22

Allowance for Doubtful Accounts
The Successor Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. One foreign customer represents 87% and 94% of accounts receivable, net, at December 31, 2009 and December 31, 2008, respectively. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Successor Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.
The allowance for doubtful accounts related to continuing operations was $37,098 and $25,303 at December 31, 2009 and 2008, respectively. The allowance for doubtful accounts related to discontinued operations was zero and $51,354 at December 31, 2009 and 2008, respectively.
Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. At December 31, 2009, Agera’s inventory of $0.2 million consisted of $0.2 million of raw materials and less than $0.1 million of finished goods. At December 31, 2008, Agera’s inventory of $0.5 million consisted of $0.2 million of raw materials and $0.3 million of finished goods.
Intangible assets
Intangible assets are research and development assets related to our primary study that were recognized upon emergence from bankruptcy (see Note 5). Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows. There was no impairment of the intangible assets as of December 31, 2009.
Revenue recognition
The Successor Company recognizes revenue over the period the service is performed in accordance with ASC 605, Revenue Recognition (“ASC 605”). In general, ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectability is reasonably assured.
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

F23

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
Warrant Liability
We account for our warrants in accordance with U.S. GAAP. The warrants are measured at fair value and liability-classified under ASC 815, Derivatives and Hedging, (“ASC 815”) because the warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.
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
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of December 31, 2009 and December 31, 2008, the Successor and Predecessor Company had no accrued interest related to uncertain tax positions.

F24

At December 31, 2009 and December 31, 2008, the Successor and Predecessor have provided a full valuation allowance for the net deferred tax assets, the large majority of which relates to the future benefit of loss carryovers. In addition, as a result of fresh-start accounting, the Successor Company may be limited by section 382 of the Internal Revenue Service Code. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. The deferred tax liability at December 31, 2009 relates to the intangible assets recognized upon fresh-start accounting.
Earnings (Loss) per share data
Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share (“Diluted EPS’) also gives effect to the dilutive effect of stock options, warrants, restricted stock and convertible preferred stock calculated based on the treasury stock method.
The Predecessor and Successor Company’s potentially dilutive securities consist of potential common shares related to stock options, warrants, restricted stock and convertible preferred stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would be anti-dilutive. There were no potentially dilutive securities issued or outstanding for the four months ended December 31, 2009. There were no potentially dilutive securities for the eight months ended August 31, 2009, due to the cancellation of the convertible notes and the cancellation of all the outstanding stock option plans and the last known market price was less than exercise price.
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
The fair value of the reorganization value which applies in fresh-start accounting was estimated by applying the income approach and a market approach. This fair value measurement is based on significant inputs that are not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements.
New Pronouncements
On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.
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

F25

In May 2009, the FASB released a new accounting pronouncement which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Basis of Presentation” for the related disclosures. The adoption of this pronouncement did not have a material impact on our financial statements.
In December 2007, the FASB issued a pronouncement which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted the pronouncement on January 1, 2009 with no impact on operating results or financial position.
Note 5—Fresh-Start Accounting
On September 1, 2009, the Successor Company adopted fresh-start accounting upon the emergence of bankruptcy in accordance with ASC 852-10, Reorganization. Fresh-start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, the Company’s consolidated financial statements for periods prior to September 1, 2009 are not comparable to consolidated financial statements presented on or after September 1, 2009. The Company selected September 1, 2009, as the date to apply fresh-start accounting based on the absence of any material contingencies at the September 3, 2009 effective date and the immaterial impact of transactions between September 1, 2009 and September 3, 2009.
Under ASC 852-10, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of the adoption of fresh-start accounting. The Successor Company obtained an independent appraisal to value the equity and it served as the fair market value of the emerging Company’s equity.
Fresh-start accounting reflects the value of the Successor Company as determined in the confirmed Plan. Under fresh-start accounting, the Successor Company’s assets values are remeasured and allocated in conformity with ASC 805-20, Business Combinations, Identifiable Assets and Liabilities, and Any Noncontrolling Interest. Fresh-start accounting also requires that all liabilities should be stated at fair value. The portion of the reorganization value which was attributed to identified intangible assets was $6,340,656. This value is related to research and development assets that are not subject to amortization. In accordance with ASC 805-20, this amount is reported as intangibles in the consolidated financial statements as of December 31, 2009, and is not being amortized.
The following fresh-start Consolidated Balance Sheet presents the financial effects on the Successor Company with the implementation of the Plan and the adoption of fresh-start accounting. The effect of the consummation of the transactions contemplated in the Plan included the settlement of liabilities and the issuance of common stock.

F26

The effects of the Plan and fresh-start reporting on the Successor Company’s Consolidated Balance Sheet are as follows:

	Predecessor	Reclassifications		Fresh Start		Successor
	August 31,	And Plan of		Accounting		September 1,
	2009	Reorganization		Adjustments		2009
Assets
Current assets:
Cash and cash equivalents	$1,010,277	$—		$—		$1,010,277
Accounts receivable, net	246,684	—		—		246,684
Inventory, net	268,619	—		—		268,619
Prepaid expenses	221,225	—		—		221,225
Other current assets	4,140	—		—		4,140
Current assets of discontinued operations, net	785	—		—		785

Total current assets	1,751,730	—		—		1,751,730
Intangible assets	—	—		6,340,656	(e)	6,340,656
Other assets	1,671	—		—		1,671

Total assets	$1,753,401	$—		$6,340,656		$8,094,057

Liabilities, Shareholders’ Equity/(Deficit) and Noncontrolling Interests
Current liabilities:
Current debt	$8,304	$—		$—		$8,304
Accounts payable	137,401	—		—		137,401

Accrued expenses	849,395	—		—		849,395
Liabilities subject to compromise	82,181,741	(82,181,741	)(a)	—		—
Prepetition secured loan, subject to compromise	500,471	(500,471	)(b)	—		—
Debtor-in-possession loan	2,750,000	(2,750,000	)(b)	—		—
Current liabilities of discontinued operations	25,668	—		—		25,668

Total current liabilities	86,452,980	(85,432,212)		—		1,020,768

Other long term liabilities of continuing operations	407,078	—		—		407,078
Notes payable	—	6,000,060	(a)	—		6,000,060
Deferred tax liability	—	—		2,500,000	(f)	2,500,000

Total liabilities	86,860,058	(79,432,152)		2,500,000		9,927,906

Commitments and contingencies

Shareholders’ Equity (Deficit):
Predecessor common stock	42,821	(42,821	)(c)	—		—
Predecessor additional paid-in capital	142,737,499	(25,931,179	)(c)	(116,806,320	)(g)	—
Predecessor treasury stock	(25,974,000)	25,974,000	(c)	—		—
Successor common stock	—	11,400	(a)(b)	—		11,400
Successor additional paid-in capital	—	5,460,600	(a)(b)	(7,688,831	)(g)	(2,228,231)
Accumulated deficit during development stage	(202,295,959)	73,960,152	(a)(b)(c)(d)	128,335,807	(g)	—

Total shareholders’ equity (deficit)	(85,489,639)	79,432,152		3,840,656		(2,216,831)

Noncontrolling interest	382,982	—		—		382,982

Total equity (deficit) and noncontrolling interests	(85,106,657)	79,432,152		3,840,656		(1,833,849)

Total liabilities, shareholders’ equity/(deficit) and noncontrolling interests	$1,753,401	$—		$6,340,656		$8,094,057

Notes to Plan of Reorganization and fresh-start accounting adjustments

(a)	This adjustment reflects the discharge of liabilities subject to compromise in accordance with the Plan of Reorganization and the issuance of $6 million in Notes payable and the issuance of 4,080,000 shares of Successor Company common stock in satisfaction of such claims.

(b)	This adjustment reflects the discharge of prepetition loan and debtor in-possession loan in accordance with the Plan of Reorganization and the issuance of 7,320,000 shares of the Successor Company common stock in satisfaction of such claims.

(c)	This adjustment reflects the cancellation of the Predecessor Company’s common stock, additional paid-in capital and treasury stock.

(d)	To reset accumulated deficit to zero for the consolidated subsidiaries included in the Plan of Reorganization.

(e)	This adjustment reflects the portion of the reorganization value which was attributed to identified intangible assets.

(f)	To record deferred tax liability as a result of the impact of fresh-start accounting fair value adjustments.

(g)	To reset Predecessor additional paid-in capital, accumulated deficit to zero and record net fresh-start adjustments.

F27

Note 6—Liabilities Subject to Compromise and Reorganization Items
Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. For further information regarding the discharge of liabilities subject to compromise, see Note 5- “Fresh-Start Accounting in the notes of these Financial Statements. As of December 31, 2009, there were no liabilities subject to compromise.
The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items, net” and are presented separately in the unaudited consolidated statements of operations. For the year ended December 31, 2009, the following have been incurred:

	Successor	Predecessor
	Four months ended	Eight months ended
	December 31, 2009	August 31, 2009
Professional fees expense	$(13,825)	$(533,271)
Debt issuance costs related to DIP facility	—	(295,757)
Other debt issuance costs	—	(280,964)
Gain (loss) on discharge of liabilities subject to compromise	(58,652)	74,648,976

Total reorganization items, net	$(72,477)	$73,538,984

The $74.6 million gain from discharge of liabilities subject to compromise is the result of the settlement of 3.5% Subordinated Notes in exchange for $6.0 million in Notes Payable and 3,960,000 shares of the Successor company, Debtor-in-Possession Credit Facility and Prepetition Secured Loan in exchange for 7,320,000 shares of the Successor Company’s common stock and unsecured claims in exchange for 120,000 shares. On the Effective Date, all stock option plans of the Predecessor Company were cancelled.
Cash paid for reorganization items during the year ended December 31, 2009 was $0.6 million. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
Note 7—Agera Laboratories, Inc.
On August 10, 2006, the Predecessor Company acquired 57% of the outstanding common shares of Agera. Agera is a skincare company that has proprietary rights to a scientifically-based advanced line of skincare products. Agera markets its product primarily in the United States and Europe. The results of Agera’s operations and cash flows have been included in the consolidated financial statements from the date of the acquisition. The assets and liabilities of Agera have been included in the consolidated balance sheets since the date of the acquisition.
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

F28

The balance sheet components of discontinued operations as of December 31, 2009 and December 31, 2008 are comprised of less than $0.1 million and $0.2 million, respectively, of accrued expenses and other current liabilities.
The following sets forth the results of operations of discontinued operations for the four months ended December 31, 2009, eight months ended August 31, 2009 and for the year ended December 31, 2008:

	Successor	Predecessor	Predecessor
	Four months	Eight months	Year ended
	December 31,	August 31,	December 31,
(in millions)	2009	2009	2008
Net revenue	$—	$—	$—
Gross loss	—	—	—
Loss on sale of Swiss campus, before foreign currency gain	—	—	(6.3)
Operating gain/(loss)	—	0.2	(6.7)
Foreign exchange gain on substantial liquidation of foreign entity	—	—	2.1
Other income/(loss)	—	(0.1)	0.1

Income (loss) from discontinued operations	$—	$0.1	$(4.5)

Note 9—Property and Equipment
Property and equipment is comprised of:

	Successor	Predecessor
	Year ended	Year ended
	December 31,	December 31,
	2009	2008
Leasehold improvements	$—	$3,753,998
Lab equipment	—	1,447,218
Computer equipment and software	—	1,101,097
Office furniture and fixtures	—	18,236

	—	6,320,549
Less: Accumulated depreciation and amortization	—	(3,938,622)
Less: Impairment valuation	—	(2,381,927)

Property and equipment, net	$—	$—

The amounts of depreciation and amortization expense for the above property and equipment included in the statement of operations are as follows:

	Successor	Predecessor
	Year ended	Year ended
	December 31,	December 31,
	2009	2008
Depreciation expense related to continuing operations:
Selling, general, administrative, research and development expenses	$—	$1,032,032
In 2008, due to the likelihood of bankruptcy and in connection with the Company’s review for impairment of long-lived assets in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has recorded a full impairment on all of its long-lived assets as of December 31, 2008, and as such, has recorded an impairment charge of $6.7 million during the year ended December 31, 2008. $2.4 million of this $6.7 million impairment charge recorded during the year ended December 31, 2008 related to property and equipment, as shown in the table above.

F29

Note 10—Accrued Expenses
Accrued expenses are comprised of the following:

	Successor	Predecessor
	December 31,	December 31,
	2009	2008
Accrued professional fees	$147,410	$479,943
Accrued settlement fees	—	325,000
Accrued compensation	7,208	17,570
Accrued interest	246,578	525,000
Dividend on preferred stock payable	42,740	—
Accrued other	92,919	300,200

Accrued expenses	$536,855	$1,647,713

Note 11—Debt
As part of the Plan of Reorganization, the Successor Company was discharged of the Pre-petition Secured Loan, Debtor-in-Possession Credit Facility, related accrued interest and converted the 3.5% Convertible Subordinated Notes into new 12.5% Promissory notes as defined below. The Successor Company recorded a $74,648,976 gain relating to the extinguishment of debt as a result of this Plan of Reorganization.
The Successor Company’s outstanding long-term debt at December 31, 2009 consists of $6 million of 12.5% Unsecured Promissory Notes (“New Notes”). The New Notes have the following features: (1) 12.5% interest payable quarterly in cash or, at the Successor Company’s option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due; (2) maturing June 1, 2012; (3) at any time prior to the maturity date, the Successor Company may redeem any portion of the outstanding principal of the New Notes in Cash at 125% of the stated face value of the New Notes. There is a mandatory redemption feature that requires the Successor Company to redeem all outstanding new notes if: (1) the Successor Company successfully completes a capital campaign raising in excess of $10 million; or (2) the Successor Company is acquired by, or sell a majority stake to, an outside party.
Total debt is comprised of the following:

	Successor	Predecessor
	December 31,	December 31,
	2009	2008
Convertible Subordinated Notes	$—	$90,072,286

Total Current Debt	—	90,072,286
Promissory Note	6,000,060	—

Total debt	$6,000,060	$90,072,286

Note 12—Income Taxes
Fibrocell Science, Inc. and Fibrocell Technologies, Inc. file a consolidated U.S. Federal income tax return. During the third quarter of 2006, the Company acquired a 57% interest in Agera (see Note 7). Agera files a separate U.S. Federal income tax return. The Company’s foreign subsidiaries, which comprise loss from discontinued operations, file income tax returns in their respective jurisdictions. The geographic source of loss from continuing operations is the United States.

F30

The components of the income tax expense/(benefit) related to continuing operations, are as follows:

	Successor	Predecessor	Predecessor
	Four months	Eight months	Year ended
	December 31,	August 31,	December 31,
	2009	2009	2008
U.S. Federal:
Current.	$—	$—	$—
Deferred	—	—	—
U.S. State:
Current.	—	—	—
Deferred	—	—	—

	$—	$—	$—

The reconciliation between income taxes/(benefit) at the U.S. federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Successor	Predecessor	Predecessor
	Four months	Eight months	Year ended
	December 31,	August 31,	December 31,
	2009	2009	2008
Tax/(benefit) at U.S. federal statutory rate	$(1,757,838)	$23,058,084	$(10,017,185)
Increase/(decrease) in domestic valuation allowance	2,303,065	(30,209,991)	11,815,611
State income taxes/(benefit) before valuation allowance, net of federal benefit	(357,619)	4,690,990	(1,797,593)
Deferred tax impact of reorganization	(172,395)	2,261,359	—
Other	(15,213)	199,558	(833)

	$—	$—	$—

The components of the Company’s net deferred tax liabilities at December 31, 2009 and 2008 are as follows:

	Successor	Predecessor
	December 31,	December 31,
	2009	2008
Deferred tax liabilities:
Intangible assets	$2,500,000	$—

Total deferred tax liabilities	$2,500,000	$—

Deferred tax assets:
Loss carryforwards	$32,942,543	$57,112,820
Property and equipment	1,559,631	1,708,838
Accrued expenses and other	1,551,822	2,625,285
Stock compensation	548,078	2,476,915

Total deferred tax assets	36,602,074	63,923,858
Less: valuation allowance	(36,602,074)	(63,923,858)

Total deferred tax assets	$—	$—

Net deferred tax liabilities	$2,500,000	$—

F31

As of December 31, 2009, the Company had generated U.S. net operating loss carryforwards of approximately $68.9 million which expire from 2026 to 2029 and net loss carryforwards in certain non-US jurisdictions of approximately $24.9 million. The U.S. net operating loss carryforwards were reduced by approximately $74 million as a result of the Company’s emergence from bankruptcy (see Note 1, Emergence from Voluntary Reorganization Under Chapter 11 Proceedings and Reorganization Plan). The net operating loss carryforwards are available to reduce future taxable income. However, a, change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2009 and 2008. The valuation allowance decreased by $27.3 million during 2009, due primarily to the impact from the Company’s reorganization described above and the current year net loss, and increased by $9.1 million during 2008, due primarily to the Company’s net loss in that period.
Note 13—Commitments and Contingencies
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
Employment Agreements
On February 1, 2010, the Company entered into an employment agreement with Mr. Pernock pursuant to which Mr. Pernock agreed to serve as Chief Executive Officer of the Company for an initial term ending February 1, 2013, which may be renewed for an additional one-year term by mutual agreement. The agreement provides for an annual salary of $450,000. Mr. Pernock is entitled to receive an annual bonus each year, payable subsequent to the issuance of the Company’s final audited financial statements, but in no case later than 120 days after the end of its most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Board of Directors (or the Compensation Committee of the Board of Directors, if such committee has been formed), based on criteria established by the Board of Directors (or the Compensation Committee of the Board of Directors, if such committee has been formed). The targeted amount of the annual bonus shall be 60% of Mr. Pernock’s base salary, although the actual bonus may be higher or lower.
Under the agreement, Mr. Pernock was granted a ten-year option to purchase 1,650,000 shares at an exercise price per share equal to the closing price of the Company’s common stock on the date of execution of the agreement, or February 1, 2010. The options vest as follows: (i) 250,000 shares upon execution of the agreement; (ii) 100,000 shares upon the closing of a strategic partnership or licensing deal with a major partner that enables the Company to significantly improve and/or accelerate its capabilities in such areas as research, production, marketing and/or sales and enable the Company to reach or exceed its major business milestones within the Company’s strategic and operational plans, provided Mr. Pernock is the CEO on the closing date of such partnership or licensing deal (the determination of whether any partnership or licensing deal meets the foregoing criteria will be made in good faith by the Board upon the closing of such partnership or licensing deal); and (iii) 1,300,000 shares in equal 1/36th installments (or 36,111 shares per installment) monthly over a three-year period, provided Executive is the CEO on each vesting date. The vesting of all options set forth above shall accelerate upon a “change in control” as defined in the agreement, provided Mr. Pernock is employed by the Company within 60 days prior to the date of such change in control.

F32

If Mr. Pernock’s employment is terminated at the Company’s election at any time, for reasons other than death, disability, cause (as defined in the agreement) or a voluntary resignation, or by Mr. Pernock for good reason (as defined in the agreement), Mr. Pernock shall be entitled to receive severance payments equal to twelve months of Mr. Pernock’s base salary and of the premiums associated with continuation of Mr. Pernock’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment; provided that if anytime within eighteen months after a change in control either (i) Mr. Pernock is terminated, at the Company’s election at any time, for reasons other than death, disability, cause or voluntary resignation, or (ii) Mr. Pernock terminates the agreement for good reason, Mr. Pernock shall be entitled to receive severance payments equal to: (1) two years of Mr. Pernock’s base salary, (2) Mr. Pernock’s most recent annual bonus payment, and (3) the premiums associated with continuation of Mr. Pernock’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment for a period of one year after termination. All severance payments shall be made in a lump sum within ten business days of Mr. Pernock’s execution and delivery of a general release of the Company, its parents, subsidiaries and affiliates and each of its officers, directors, employees, agents, successors and assigns in a form acceptable to the Company. If severance payments are being made, Mr. Pernock has agreed not to compete with the Company until twelve months after the termination of his employment.
Mr. Daly is entitled to receive an annual bonus, payable each year subsequent to the issuance of final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Compensation Committee of the Board of Directors, based primarily on criteria mutually agreed upon with Mr. Daly. The targeted amount of the annual bonus shall be 50% of Mr. Daly’s base salary. Mr, Daly’s annual based salary is $300,000. The actual annual bonus for any given period may be higher or lower than 50%. For any fiscal year in which Mr. Daly is employed for less than the full year (other than for 2009), he shall receive a bonus which is prorated based on the number of full months in the year which are worked. Mr. Daly is entitled to a bonus of $50,000 if we are able to complete a capital raise or series of capital raises in excess of $6.0 million, provided Mr. Daly is our chief operating officer at such time. Mr. Daly is entitled to a bonus of $50,000 if our BLA is approved by the FDA, provided Mr. Daly is our chief operating officer at such time.
Consulting Agreements
Effective upon our exit from bankruptcy on September 3, 2009, we entered into a consultant agreement, pursuant to which Dr. Langer agreed to provide consulting services to us, including serving as a scientific advisor. The agreement has a one year term, provided that either party may terminate the agreement on 30 days notice. The agreement provides Dr. Langer annual compensation of $50,000.
In October 2009, we entered into two consulting agreements with two individuals. We issued the two consultants options to purchase 200,000 shares and 150,000 shares, respectively. The options have an expiration date five years from the date of issuance and an exercise price of $0.75 per share.
In December 2009, we entered into a consulting agreement with one individual and issued the consultant options to purchase 100,000 shares. The options have an expiration date five years from the date of issuance and an exercise price of $1.25 per share.

F33

Leases
The Company has entered into a lease for office, warehouse and laboratory facilities in Exton, Pennsylvania under a third party non-cancelable operating lease through 2013. Future minimum lease commitments at December 31, 2009 are as follows:

Year Ending
December 31,
2010	$1,177,570
2011	1,177,570
2012	1,177,570
2013	294,393

Total	$3,827,103

For the years ended December 31, 2009 and 2008, rental expense totaled $1.4 million and $1.5 million, respectively, (which includes rent expense related to discontinued operations of $0.1 million for the year ended December 31, 2008).
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
Note 14-Equity
Redeemable Preferred Stock
On October 13, 2009, Successor Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in the aggregate: (i) 3,250 shares of Series A Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series A Preferred”), (ii) Class A warrants to purchase 501,543 shares of Company common stock (“Common Stock”) at an exercise price of $1.62 per share (the “Class A Warrants”); and (iii) Class B warrants to purchase 416,667 shares of Company common stock at an exercise price of $1.95 per share (the “Class B Warrants”) (the Class A Warrants and Class B Warrants, the “Warrants”).
The aggregate purchase price paid by the Purchasers for the Series A Preferred and the Warrants was $3,250,000 (representing $1,000 for each share of Series A Preferred together with a Class A Warrant and Class B Warrant). The Company intends to use the proceeds for working capital purposes.
Dividends; Rank; Liquidation
Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum (subject to increase in certain circumstances), payable quarterly in arrears on January 15, April 15, July 15 and October 15, beginning on April 15, 2010. The dividends are payable in cash, or at our option, in duly authorized, validly issued, fully paid and non-assessable shares of common stock equal to 110% of the cash dividend amount payable on the dividend payment date, or a combination thereof; provided that we may not pay the dividends in shares of common stock unless we meet certain conditions described in the Certificate of Designation, including that the resale of the shares has been registered under the Securities Act. If we pay the dividend in shares of common stock, the common stock will be valued for such purpose at 80% of the average of the volume weighted average price for the 10 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.

F34

The Series A Preferred ranks senior to all shares of common stock.
Upon our liquidation, dissolution or winding-up, whether voluntary or involuntary, the holders of the Series A Preferred shall be entitled to receive out of our assets, whether capital or surplus, an amount equal to the stated value of the common stock, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation, for each share of Series A Preferred before any distribution or payment shall be made to the holders of any junior securities, and if our assets are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.
Conversion; Conversion Price; Forced Conversion; Optional Redemption
Each share of Series A Preferred is convertible into a number of shares of common stock equal to (1) the stated value of the share ($1,000), divided by (2) $1.30, subject to adjustment as discussed below. We refer to this price as the Conversion Price.
With certain exceptions, if, at any time while the Series A Preferred is outstanding, we sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents at an effective price per share that is lower than the then Conversion Price, then the Conversion Price will be reduced to equal the lower price (“down-round” provision). The Conversion Price is also subject to proportional adjustment in the event of any stock split, stock dividend, reclassification or similar event with respect to the common stock.
Commencing six months from the date of the agreement pursuant to which we issued the Series A Preferred, if the volume weighted average price for each of any 20 consecutive trading days exceeds 200% of the then effective Conversion Price and various other equity conditions are satisfied (including that the resale of the shares underlying the Series A Preferred has been registered under the Securities Act), upon 30 days notice, the Series A Preferred plus all accrued and unpaid dividends will automatically convert into shares of common stock.
Commencing two years from the date of the agreement pursuant to which we issued the Series A Preferred, upon 30 days notice and provided various other equity conditions are satisfied (including that the resale of the shares underlying the Series A Preferred has been registered under the Securities Act), we may redeem some or all of the then outstanding Series A Preferred for cash in an amount equal to the 150% of the stated value of the Series A Preferred.
Voting
The holders of the Series A Preferred have no voting rights except with respect to specified matters affecting the rights of the Series A Preferred.
Negative Covenants
As long as any shares of Series A Preferred are outstanding, we may not, directly or indirectly: (a) amend our charter documents in any manner that materially and adversely affects any rights of the holders of the Series A Preferred; (b) pay cash dividends or distributions on our junior securities (including the common stock); or (c) enter into any transaction with any affiliate of ours which would be required to be disclosed in any public filing, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of our disinterested directors.
Triggering Events
In the event of a Triggering Event (as defined in the Certificate of Designation and described below), any holder of Series A Preferred may require us to redeem all of its Series A Preferred, at a redemption price equal to the greater of (a) 130% of the stated value and (b) the product of (i) the volume weighted average price on the trading day immediately preceding the date of the Triggering Event and (ii) the stated value divided by the then Conversion Price, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due in respect of the Series A Preferred. Triggering Events include, among other things, bankruptcy related events, change of control transactions (as defined in the Certificate of Designation), and various types of failures to perform under, and breaches of, the transaction documents.

F35

Since the Successor’s common stock was not trading on October 13, 2009, the market value of the Successor Company’s common stock was determined by the exit financing transaction on September 9, 2009 which was $0.75 per common share. The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets because any holder of Series A Preferred may require the Successor Company to redeem all of its Series A Preferred in the event of a “triggering event” (as defined in the Certificate of Designation) which is outside of the control of the Successor Company. The Successor Company recorded accrued dividends at a rate of 6% per annum on the Series A Preferred stock of $42,740 for the four months ended December 31, 2009.
Viriathus Capital LLC and John Carris Investments LLC were co-placement agents for the Transaction, and received cash compensation of $325,000 and warrants to purchase 250,000 shares of Common Stock at an exercise price of $1.30 per share.
Registration Rights
In connection with the Series A Preferred purchase agreement, the Successor Company entered into a Registration Rights Agreements with the purchasers of the Series A Preferred, which requires us to register the resale of the 110% of the shares of common stock underlying the Series A Preferred, the shares of common stock underlying the Class A warrants, Class B warrants and placement agent warrant, and all shares of common stock issuable as dividends on the Series A Preferred assuming all dividend payments are made in shares of common stock and the Series A Preferred is held for at least 3 years. The Successor Company filed a Form S-1 registration statement with the SEC on November 27, 2009. The Registration Statement was effective on February 12, 2010.
Note 15-Warrants
Series A and B Warrants
As disclosed above in Note 14 , in connection with the preferred stock transaction, the Successor Company issued Class A warrants to purchase 501,543 shares of Common Stock at an exercise price of $1.62 per share Class A Warrants; and Class B Warrants to purchase 416,667 shares of Company common stock at an exercise price of $1.95 per share. The warrants were exercisable immediately after grant and expire five years thereafter. With certain exceptions, if, at any time while the warrants are outstanding, the Successor Company sells or grants any option to purchase or sells or grants any right to reprice, any common stock or common stock equivalents at an effective price per share that is lower than the then exercise price of the relevant warrant, then the relevant warrants, then the exercise price of such warrants will be reduced to equal the lower price (“down-round” provision). As a result of the “down-round” price protection, the warrants are liability-classified and they are re-measured on the Company’s reporting dates. The value of the Class A and B Warrants was computed using the Black-Scholes option pricing model. The Company recorded the issuance of the Class A and B Warrants at their approximate fair market value of $0.3 million.
Placement Agent Warrants
As disclosed above in Note 14, the Successor Company issued Placement Agent Warrants to purchase an aggregate of 250,000 shares of the Company’s common stock to the Company’s placement agents in connection with their roles in the Offering. The placement warrants are also subject to “the down-round” price protection, the warrants are liability-classified and they are re-measured on the Company’s reporting dates.

F36

The Successor Company recorded the issuance of the Placement Agent Warrants at their approximate fair market value of approximately $0.1 million. The warrants were exercisable immediately after grant and expire five years thereafter. The fair market of the warrants granted to the co-placement agents, based on the Black-Scholes valuation model, is estimated to be $0.33 per warrant. The value of the warrants granted was offset against the proceeds received from the sale of the Series A Preferred Stock.
The Successor Company recognizes these warrants as a liability at the fair value on each reporting date. The Company measured the fair value of these warrants as of December 31, 2009, and recorded warrant expense of $319,084 resulting from the increase in the liability associated with the fair value of the warrants for the year ended December 31, 2009. The Successor Company has accounted for the Series A and B warrants and the placement warrants as a liability due to the “down-round” price protection provision. The Company computed the value of the warrants using the Black-Scholes method.
The fair market value of the warrants was computed using the Black-Scholes option-pricing model with the following key assumptions as of the dates indicated:

	December 31,	October 13,
	2009	2009
Expected life (years)	4.8 years	5 years
Interest rate	2.7%	2.3%
Dividend yield	—	—
Volatility	66%	66%
The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreements renders these warrants to be no longer classified as a liability. The estimated fair value of our warrant liability, at December 31, 2009, was $635,276.
Note 16—Equity-based Compensation
Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

	Successor	Predecessor	Predecessor
	Four months	Eight months	Twelve months
	December 31,	August 31,	December 31,
	2009	2009	2008
Stock option compensation expense for employees and directors	$326,838	$581,707	$1,945,082
Restricted stock expense	168,000	—	—
Equity awards for nonemployees issued for services	386,380	1,746	187,515

Total stock-based compensation expense	$881,218	$583,453	$2,132,597

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

F37

As part of the emergence from Chapter 11, the Successor Company granted stock options to directors and non-employees for services in September 2009. In addition, restricted stock was issued to the chief executive officer which is subject to a two-year vesting schedule whereby 50% vested immediately on September 3, 2009, 25% shall vest on the first anniversary, and 25% shall vest on the second anniversary. The Successor Company issued additional stock options in the fourth quarter of 2009 to the chief executive officer, employees and non-employees for services.
During the period September 2009 through December 2009, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.33 for this period. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Four Months Ended
December 31,
2009
Expected life (years)	2.7 years
Interest rate	1.4%
Dividend yield	—
Volatility	67%
There were no stock options exercised during the period September 2009 through December 2009.
A summary of option activity for the four months ended December 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at September 1, 2009	—	$0.00
Four months ended December 31, 2009:
Granted	2,807,000	0.77
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	2,807,000	$0.77	4.67	$0.38

Options exercisable at December 31, 2009	2,130,000	$0.76	4.67	$0.39

F38

The following table summarizes the Successor Company’s non-vested stock options since September 1, 2009:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at September 1, 2009	—	$—
Granted	2,807,000	—
Vested	(2,130,000)	—
Forfeited	—	—

Non-vested at December 31, 2009	677,000	$0.36

The total fair value of shares vested during the four months ended December 31, 2009 was $0.7 million. As of December 31, 2009, there was $0.2 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1 year. As of December 31, 2009, there was $83,000 of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.
Restricted stock
The following table summarizes the Successor’s restricted stock activity for the four months ended December 31, 2009:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at September 1, 2009	—	$—
Granted	600,000	0.48
Vested	(300,000)	0.48
Forfeited	—	—

Non-vested at December 31, 2009	300,000	$0.48

As of December 31, 2009, there was $0.1 million of total unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.67 years.
Predecessor Company
Prior to the Effective Date, the Predecessor Company maintained stock-based incentive compensation plans for employees and directors of the Company. On the Effective Date, the following stock option plans were terminated (and any and all awards granted under such plans were terminated and will no longer be of any force or effect): (1) the 2001 Stock Option and Appreciation Rights Plan, (2) the 2003 Stock Option and Appreciation Rights Plan, (3) the 2005 Stock Option and Appreciation Rights Plan. As a result of the cancellation of the stock options, the Predecessor Company recorded additional stock compensation expense of $0.3 million for the unrecognized stock compensation expense.

F39

Note 17—Segment Information and Geographical information
The Successor Company has two reportable segments: Fibrocell Therapy and Agera. The Fibrocell Therapy segment specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. There is no intersegment revenue. The following table provides operating financial information for the continuing operations of the Successor Company’s two reportable segments:

	Segment
	Successor		Successor
Four Months Ended December 31, 2009	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$329,941	$329,941

Segment loss from continuing operations	$(5,026,024)	$3,631	$(5,022,393)

Supplemental information related to continuing operations

Depreciation and amortization expense	$—	$—	$—
Total assets, including assets from discontinued operations as of December 31, 2009	8,092,816	631,393	8,724,209
Property and equipment, net	—	—	—
Intangible assets, net	6,340,656	—	6,340,656

	Segment
	Predecessor		Predecessor
Eight Months Ended August 31, 2009	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$538,620	$538,620

Segment income from continuing operations	$65,498,934	$381,306	$65,880,240

An intercompany receivable as of December 31, 2009, of $1.0 million, due from the Agera segment to the Fibrocell Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Fibrocell Technologies, Inc., as well as Agera working capital needs provided by Fibrocell Technologies, Inc., and has been excluded from total assets of the Fibrocell Therapy segment in the above table. There is no intersegment revenue. Total assets on the consolidated balance sheet at December 31, 2009 are approximately $8.7 million, which includes assets of discontinued operations of less than $0.1 million.

	Segment
	Predecessor		Predecessor
Year Ended December 31, 2008	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$1,104,885	$1,104,885

Segment loss from continuing operations	$(24,334,980)	$(4,285,549)	$(28,620,529)

Supplemental information related to continuing operations

Depreciation and amortization expense	$1,050,024	$326,839	$1,376,863
Total assets, including assets from discontinued operations as of December 31, 2008	4,019,714	1,033,691	5,053,405
Property and equipment, net	—	—	—
Intangible assets, net	—	—	—

F40

An intercompany receivable of $1.0 million, due from the Agera segment to the Isolagen Therapy segment as of December 31, 2008, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen, as well as Agera working capital needs provided by Isolagen, and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at December 31, 2008 are approximately $5.1 million, which includes assets of continuing operations of $5.1 million and assets of discontinued operations of less than $0.1 million.
Geographical information concerning the Successor Company’s operations and assets is as follows:

	Revenue	Revenue
	Successor	Predecessor
	Four months ended	Eight months ended	Year ended
	December 31, 2009	August 31, 2009	December 31, 2008
United States	$68,526	$187,289	$312,139
United Kingdom	251,615	308,244	712,105
Other	9,800	43,087	80,641

	$329,941	$538,620	$1,104,885

During the four months ended December 31, 2009, revenue from one foreign customer and one domestic customer represented 79% and 15% of consolidated revenue, respectively. During the eight months ended August 31, 2009, revenue from one foreign customer and one domestic customer represented 57% and 23% of consolidated revenue, respectively. During 2008, revenue from one foreign customer and one domestic customer represented 64% and 20% of consolidated revenue, respectively.
As of December 31, 2009 and December 31, 2008, one foreign customer represented 87% and 94%, respectively, of accounts receivable, net.
Note 18—Subsequent Events
Subsequent events have been evaluated by the Successor Company through March 31, 2010, which is the date the financial statements were available to be issued.
On February 1, 2010, the Company entered into an employment agreement with Mr. Pernock pursuant to which Mr. Pernock agreed to serve as Chief Executive Officer of the Company for an initial term ending February 1, 2013, which may be renewed for an additional one-year term by mutual agreement. The agreement provides for an annual salary of $450,000. Mr. Pernock is entitled to receive an annual bonus each year, payable subsequent to the issuance of the Company’s final audited financial statements, but in no case later than 120 days after the end of its most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Board of Directors (or the Compensation Committee of the Board of Directors, if such committee has been formed), based on criteria established by the Board of Directors (or the Compensation Committee of the Board of Directors, if such committee has been formed). The targeted amount of the annual bonus shall be 60% of Mr. Pernock’s base salary, although the actual bonus may be higher or lower.

F41

Under the agreement, Mr. Pernock was granted a ten-year option to purchase 1,650,000 shares at an exercise price per share equal to the closing price of the Company’s common stock on the date of execution of the agreement, or February 1, 2010. The options vest as follows: (i) 250,000 shares upon execution of the agreement; (ii) 100,000 shares upon the closing of a strategic partnership or licensing deal with a major partner that enables the Company to significantly improve and/or accelerate its capabilities in such areas as research, production, marketing and/or sales and enable the Company to reach or exceed its major business milestones within the Company’s strategic and operational plans, provided Mr. Pernock is the CEO on the closing date of such partnership or licensing deal (the determination of whether any partnership or licensing deal meets the foregoing criteria will be made in good faith by the Board upon the closing of such partnership or licensing deal); and (iii) 1,300,000 shares in equal 1/36th installments (or 36,111 shares per installment) monthly over a three-year period, provided Executive is the CEO on each vesting date. The vesting of all options set forth above shall accelerate upon a “change in control” as defined in the agreement, provided Mr. Pernock is employed by the Company within 60 days prior to the date of such change in control.
If Mr. Pernock’s employment is terminated at the Company’s election at any time, for reasons other than death, disability, cause (as defined in the agreement) or a voluntary resignation, or by Mr. Pernock for good reason (as defined in the agreement), Mr. Pernock shall be entitled to receive severance payments equal to twelve months of Mr. Pernock’s base salary and of the premiums associated with continuation of Mr. Pernock’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment; provided that if anytime within eighteen months after a change in control either (i) Mr. Pernock is terminated, at the Company’s election at any time, for reasons other than death, disability, cause or voluntary resignation, or (ii) Mr. Pernock terminates the agreement for good reason, Mr. Pernock shall be entitled to receive severance payments equal to: (1) two years of Mr. Pernock’s base salary, (2) Mr. Pernock’s most recent annual bonus payment, and (3) the premiums associated with continuation of Mr. Pernock’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment for a period of one year after termination. All severance payments shall be made in a lump sum within ten business days of Mr. Pernock’s execution and delivery of a general release of the Company, its parents, subsidiaries and affiliates and each of its officers, directors, employees, agents, successors and assigns in a form acceptable to the Company. If severance payments are being made, Mr. Pernock has agreed not to compete with the Company until twelve months after the termination of his employment.
On March 2, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to sell to the purchasers in the aggregate 5,076,667 shares of Company common stock at a purchase price of $0.75 per share. Each purchaser will also receive a warrant to purchase the same number of shares of common stock acquired in the offering at an exercise price of $0.98 per share. The aggregate purchase price to be paid by the purchasers at closing for the common stock and the warrants will be $3,807,500. The financing is subject to customary closing conditions. None of the shares to be issued to the investors nor the shares underlying the warrants to be issued to the investors or the placement agents will be or have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Viriathus Capital LLC and John Carris Investments LLC were co-placement agents for the transaction.

F42