Form 10-Q
period 2010-03-31
Fibrocell Science, Inc.
filed 2010-05-14
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of May 11, 2010, issuer had 19,768,676 shares issued and outstanding of common stock, par value $0.001.

Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2010 (Successor Company) (unaudited) and December 31, 2009 (Predecessor Company)	1

Consolidated Statements of Operations (unaudited) Three months ended March 31, 2010 (Successor Company), cumulative period from inception (September 1, 2009) to March 31, 2010 (Successor Company), three months ended March 31, 2009 (Predecessor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	2

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) From inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to March 31, 2010 (Successor Company) (unaudited)	3

Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2010 (Successor Company), cumulative period from inception (September 1, 2009) to March 31, 2010 (Successor Company), three months ended March 31, 2009 (Predecessor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	15

Notes to Unaudited Consolidated Financial Statements	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

Part II. Other Information

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6. Exhibits	42

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial statements.
Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Successor Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,463,445	$1,362,488
Accounts receivable, net	273,713	269,759
Inventory, net	259,746	226,032
Prepaid expenses and other current assets	414,457	525,024

Total current assets	3,411,361	2,383,303
Property and equipment, net of accumulated depreciation of $852 and $0, respectively	25,483	—
Other assets	250	250
Intangible assets	6,340,656	6,340,656

Total assets	$9,777,750	$8,724,209

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit and Noncontrolling Interest
Current liabilities:
Current debt	$27,522	$47,795
Accounts payable	221,136	245,023
Accrued expenses	1,203,897	544,260

Total current liabilities	1,452,555	837,078
Long-term debt	6,000,060	6,000,060
Deferred tax liability	2,500,000	2,500,000
Warrant liability	4,943,232	635,276
Other long-term liabilities	340,809	369,210

Total liabilities	15,236,656	10,341,624

Commitments and contingencies

Redeemable preferred stock series A, $1,000 par value; 9,000 shares authorized; 3,250 shares issued	2,462,809	2,511,070

Equity
Fibrocell Science, Inc. shareholders’ deficit:
Successor common stock, $.001 par value; 250,000,000 shares authorized	19,769	14,692
Additional paid-in capital	1,442,727	508,347
Accumulated deficit during development stage	(9,797,824)	(5,049,999)

Total Fibrocell Science, Inc. shareholders’ deficit	(8,335,328)	(4,526,960)

Noncontrolling interest	413,613	398,475

Total deficit and noncontrolling interest	(7,921,715)	(4,128,485)

Total liabilities, redeemable preferred stock, shareholders’ deficit and noncontrolling interest	$9,777,750	$8,724,209

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Successor	Successor	Predecessor	Predecessor
		Cumulative period		Cumulative period
		from September 1,		from December 28,
		2009 (date of		1995 (date of
	For the three months	inception) to March	For the three months	inception) to August
	ended March 31, 2010	31, 2010	ended March 31, 2009	31, 2009
Revenue
Product sales	$209,070	$539,011	$158,889	$4,818,994
License fees	—	—	—	260,000

Total revenue	209,070	539,011	158,889	5,078,994
Cost of sales	100,519	282,567	63,790	2,279,335

Gross profit	108,551	256,444	95,099	2,799,659
Impairment of long-lived assets	—	—	—	6,732,754
Selling, general and administrative expenses	2,019,913	4,728,269	1,199,564	78,072,766
Research and development expenses	1,192,610	3,015,806	1,007,907	56,269,869

Operating loss	(3,103,972)	(7,487,631)	(2,112,372)	(138,275,730)
Other income (expense)
Interest income	—	1	240	6,989,539
Reorganization items, net	3,303	(69,174)	—	73,538,984
Other income	—	—	—	316,338
Warrant expense	(1,417,244)	(1,736,328)	—
Interest expense	(197,730)	(444,904)	(972,875)	(18,790,218)

Loss from continuing operations before income taxes	(4,715,643)	(9,738,036)	(3,085,007)	(76,221,087)
Income tax benefit	—	—	—	190,754

Loss from continuing operations	(4,715,643)	(9,738,036)	(3,085,007)	(76,030,333)

Loss from discontinued operations, net of tax	(17,044)	(29,157)	(26,500)	(41,091,311)

Net loss	(4,732,687)	(9,767,193)	(3,111,507)	(117,121,644)
Deemed dividend associated with beneficial conversion	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)
Plus/(less): Net loss/(income) attributable to noncontrolling interest	(15,138)	(30,631)	13,929	1,799,523

Net loss attributable to Fibrocell Science, Inc. common shareholders	$(4,747,825)	$(9,797,824)	$(3,097,578)	$(128,335,806)

Per share information:

Loss from continuing operations-basic and diluted	$(0.30)	$(0.65)	$(0.08)	$(4.30)
Loss from discontinued operations-basic and diluted	—	—	—	(2.32)
Income attributable to noncontrolling interest	—	—	—	0.10
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.65)
Preferred stock dividends	—	—	—	(0.09)

Net loss attributable to common shareholders per common share-basic and diluted	$(0.30)	$(0.65)	$(0.08)	$(7.26)

Weighted average number of basic and diluted common shares outstanding	15,806,989	14,994,710	37,663,283	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96 (Predecessor)	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97(Predecessor)	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98 (Predecessor)	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99 (Predecessor)	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00 (Predecessor)	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03 (Predecessor)	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04 (Predecessor)	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05 (Predecessor)	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock - 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06 (Predecessor)	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07 (Predecessor)	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815
Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08 (Predecessor)	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock — 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock — 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	$—	—	$—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	$—	—	$—	—	$—	$(7,688,831)	—	$—	$—	$—	$382,982	$(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	$—	—	$—	11,400,000	$11,400	$(2,228,231)	—	$—	$—	$—	$382,982	$(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Issuance of common stock on Oct. 28, 2009	—	—	—	—	25,501	25	58,627	—	—	—	—	—	58,652
Compensation expense on shares issued to management	—	—	—	—	600,000	600	167,400	—	—	—	—	—	168,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	326,838	—	—	—	—	—	326,838
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	386,380	—	—	—	—	—	386,380
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,049,999)	15,493	(5,034,506)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,034,506)

Balance 12/31/09 (Successor)	—	$—	—	$—	14,692,167	$14,692	$508,347	—	$—	$—	$(5,049,999)	$398,475	$(4,128,485)

The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Issuance of 5.1 million shares of common stock in March 2010, net of issuance costs of $338,100	—	$—	—	$—	5,076,664	$5,077	$3,464,323	—	$—	$—	$—	$—	$3,469,400
Warrant fair value associated with common shares issued in March 2010	—	—	—	—	—	—	(2,890,711)	—	—	—	—	—	(2,890,711)
Compensation expense on shares issued to management	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-1Q10	—	—	—	—	—	—	324,377	—	—	—	—	—	324,377
Compensation expense on option awards issued to non-employees-1Q10	—	—	—	—	—	—	18,391	—	—	—	—	—	18,391
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(4,747,825)	15,138	(4,732,687)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,732,687)

Balance 3/31/10 (Successor)	—	$—	—	$—	19,768,831	$19,769	$1,442,727	—	$—	$—	$(9,797,824)	$413,613	$(7,921,715)

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Successor		Predecessor
		Cumulative		Cumulative
		period from		period from
	Three months	September 1, 2009	Three months	December 28, 1995
	ended	(date of inception)	ended	(date of inception)
	March 31, 2010	to March 31, 2010	March 31, 2009	to August 31, 2009
Cash flows from operating activities:
Net loss	$(4,747,825)	$(9,797,824)	$(3,097,578)	$(115,322,121)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Reorganization items, net	—	72,477	—	(74,648,976)
Expense related to equity awards and issuance of stock	360,768	1,241,986	140,544	10,608,999
Warrant expense	1,417,244	1,736,328	—	—
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	852	852	—	9,091,990
Provision for doubtful accounts	(4,948)	(51,567)	252	337,810
Provision for excessive and/or obsolete inventory	(34,532)	(22,868)	—	259,427
Amortization of debt issue costs	—	—	187,310	4,107,067
Amortization of debt discounts on investments	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	—	17,668,477
Foreign exchange (gain) loss on substantial liquidation of foreign entity	2,448	(166)	20,156	(2,256,408)
Net (loss) income attributable to non-controlling interest	15,138	30,631	(13,929)	(1,799,523)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in accounts receivable	994	24,538	48,378	(91,496)
Decrease (increase) in other receivables	(88)	4,652	10,587	218,978
Decrease (increase) in inventory	818	31,741	(1,605)	(455,282)
Decrease (increase) in prepaid expenses	110,650	(134,255)	211,212	34,341
Decrease in other assets	—	4,120	—	71,000
Increase (decrease) in accounts payable	(23,887)	83,735	(225,214)	57,648
Increase in accrued expenses, liabilities subject to compromise and other liabilities	583,164	157,370	684,472	3,311,552
Decrease in deferred revenue	—	—	(7,522)	(50,096)

Net cash used in operating activities	(2,319,204)	(6,618,250)	(2,042,937)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	—	(2,016,520)
Purchase of property and equipment	(26,335)	(26,335)	—	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	—	6,542,434
Purchase of investments	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	153,507,000

Net cash used in investing activities	(26,335)	(26,335)	—	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	135,667
Proceeds from the issuance of redeemable preferred stock, net	—	2,870,000	—	12,931,800
Proceeds from the issuance of common stock, net	3,469,400	5,269,400	—	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	—	—	(360,872)
Proceeds from secured loan	—	—	—	500,471
Proceeds from debtor-in-possession loan	—	—	—	2,750,000
Payments on insurance loan	(20,273)	(42,164)	(23,492)	(79,319)
Cash dividends paid on preferred stock	—	—	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	—	(26,024,280)

Net cash provided by (used in) financing activities	3,449,127	8,097,236	(23,492)	170,137,276

Effect of exchange rate changes on cash balances	(2,631)	518	(19,829)	(36,391)
Net increase (decrease) in cash and cash equivalents	1,100,957	1,453,169	(2,086,258)	1,010,276
Cash and cash equivalents, beginning of period	1,362,488	1,010,276	2,854,300	—

Cash and cash equivalents, end of period	$2,463,445	$2,463,445	$768,042	$1,010,276

	Successor		Predecessor
		Cumulative		Cumulative
		period from		period from
	Three months	September 1, 2009	Three months	December 28, 1995
	ended	(date of inception)	ended	(date of inception)
	March 31, 2010	to March 31, 2010	March 31, 2009	to August 31, 2009
Supplemental disclosures of cash flow information:
Predecessor cash paid for interest	$—	$—	$—	$12,715,283

Non-cash investing and financing activities:
Predecessor deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$—	$11,423,824

Predecessor preferred stock dividend	—	—	—	1,589,861

Successor accrued preferred stock dividend	48,260	91,000	—	—

Predecessor uncompensated contribution of services	—	—	—	755,556

Predecessor common stock issued for intangible assets	—	—	—	540,000

Predecessor common stock issued in connection with conversion of debt	—	—	344,000	10,814,000

Predecessor equipment acquired through capital lease	—	—	—	167,154

Successor/Predecessor financing of insurance premiums	—	81,517	—	87,623

Successor issuance of notes payable	—	—	—	6,000,060

Successor common stock issued in connection with reorganization	—	—	—	5,472,000

Successor intangible assets	—	—	—	6,340,656

Successor deferred tax liability in connection with fresh-start	—	—	—	2,500,000

Elimination of Predecessor common stock and fresh start adjustment	—	—	—	14,780,320

Successor accrued warrant liability	2,890,711	3,206,903	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Note 1—Emergence from Voluntary Reorganization Under Chapter 11 Proceedings and Reorganization Plan
Background
On June 15, 2009 Isolagen, Inc. (the “Predecessor”) and Isolagen’s wholly owned subsidiary, Isolagen Technologies, Inc. (“Isolagen Tech”) (Isolagen and Isolagen Tech are referred as the “Debtors”), each filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware in Wilmington (the “Bankruptcy Court”) under Case Nos. 09-12072 and 09-12073, respectively.
On August 27, 2009 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ Joint First Amended Plan of Reorganization dated July 30, 2009, as supplemented by the Plan Supplement dated August 21, 2009 (as so modified and supplemented, the “Plan”). The effective date of the Plan (“Effective Date”) was September 3, 2009. Isolagen and Isolagen Tech emerged from bankruptcy as the reorganized debtors, Fibrocell Science, Inc. (“Fibrocell” or the “Company” or the “Successor”) and Fibrocell Technologies, Inc. (“Fibrocell Technologies”), respectively (collectively, the “Reorganized Debtors”). Fibrocell now operates outside of the restraints of the bankruptcy process, free of the debts and liabilities discharged by the Plan.
The Predecessor Company’s officers and directors as of the effective date were all deemed to have resigned and a new board of directors was appointed. As of the effective date, the Successor Company’s initial board of directors consisted of: David Pernock, Paul Hopper and Kelvin Moore. Dr. Robert Langer was appointed to the Board in late September 2009. Marc Mazur was appointed to the Board of Directors in April 2010. Declan Daly remained as chief operating officer and chief financial officer of the reorganized company, and in November 2009, he was appointed to the Board of Directors. Mr. Daly received 5% of the Common Stock of the Successor, which is subject to a two-year vesting schedule whereby 50% vested on the Effective Date, 25% shall vest on the first anniversary and 25% shall vest on the second anniversary. Mr. Daly was the acting interim chief executive officer until February 1, 2010. On February 1, 2010, David Pernock became the Chief Executive Officer.
Plan of Reorganization
Pursuant to the Plan, all of the Predecessor Company’s equity interests, including without limitation its common stock, options and warrants outstanding as of the effective date were cancelled. On the effective date, the Successor Company completed an exit financing of common stock in the amount of $2 million, after which the equity holders of the Successor Company were:
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

In the Plan, in addition to the common stock set forth above, each holder of Isolagen’s 3.5% convertible subordinated notes, due November 2024, in the approximate non-converted aggregate principal amount of $81 million, received, in full and final satisfaction, settlement, release and discharge of and in exchange for any an all claims arising out of the 3.5% convertible subordinated notes, its pro rata share of an unsecured note in the principal amount of $6 million, or the Notes. The Notes have the following features:
• 12.5% interest payable quarterly in cash or, at the Company’s option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due;
• matures June 1, 2012;
• at any time prior to the maturity date, the Company may redeem any portion of the outstanding principal of the Notes in cash at 125% of the stated face value of the Notes; provided that the Company will be obligated to redeem all outstanding Notes upon the following events: (a) the Company or its subsidiary, Fibrocell Technologies, Inc. (formerly, Isolagen Technologies, Inc.) successfully complete a capital campaign raising in excess of $10,000,000; or (b) the Company or its subsidiary, Fibrocell Technologies, Inc., are acquired by, or sell a majority stake to, an outside party;
• the Notes contain customary representations, warranties and covenants, including a covenant that the Company and its subsidiary, Fibrocell Technologies, Inc., shall be prohibited from the incurrence of additional debt without obtaining the consent of 66 2/3% of the Note holders.
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
Note 2—Basis of Presentation, Business and Organization
Fibrocell is the parent company of Fibrocell Technologies and Agera Laboratories, Inc., a Delaware corporation (“Agera”). Fibrocell Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”).
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

On October 9, 2009, the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed the Company’s nasolabial fold wrinkles product candidate. The Committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial fold wrinkles. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. The United States Adopted Names (“USAN”) Council adopted the USAN name, azficel-T, for our nasolabial fold wrinkles product candidate on October 28, 2009, and the FDA is currently evaluating a proposed brand name, Laviv™.
On December 21, 2009, Fibrocell received a Complete Response letter from the FDA related to the BLA for azficel-T, an autologous cell therapy for the treatment of moderate to severe nasolabial fold wrinkles in adults. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures. In addition, the Company has submitted a proposed protocol concerning a histopathological study on biopsied samples to the FDA and to the Company’s Investigational Review Board (“IRB”). The IRB has approved the protocol and the Company received the comments from the FDA on the protocol in May 2010.
On May 13, 2010, the Company announced the initiation of a small histology study (IT-H-001) of azficel-T, an autologous cell therapy currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of moderate to severe nasolabial fold wrinkles. The study has a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006).
The FDA requested the comparative histological data from this study in a Complete Response letter issued to the Company on December 21, 2009 related to the Biologics License Application (BLA) for azficel-T for the treatment of moderate to severe nasolabial fold wrinkles in adults.
The histology study will evaluate tissue treated with azficel-T as compared to tissue treated with sterile saline (placebo). The study will also provide information about the skin after treatment, including evaluation of collagen and elastin fibrils, and cellular structure of the sampled tissues.
Basis of Presentation
For discussions on the results of operations, the Successor Company has compared the three months ended March 31, 2010 (Successor Company) to the three months ended March 31, 2009 (Predecessor Company). The Successor Company believes that the financial results provide management and investors a more meaningful analysis of the Successor Company’s performance and trends for comparative purposes.
The consolidated financial statements and notes thereto presented herein are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of its operations and cash flows for the three months ended March 31, 2010 and the cumulative period from September 1, 2009 (date of inception) to March 31, 2010. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105 (“ASC”), Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections and will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with ASC 105.

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
Note 3—Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At March 31, 2010, the Successor Company had cash and cash equivalents of approximately $2.5 million and working capital of $2.0 million. In early March 2010, the Successor Company raised approximately $3.8 million less fees as a result of the issuance of common stock and warrants. The Successor Company believes that its existing capital resources are adequate to sustain its operation through approximately mid-June 2010. As such, the Successor Company will require additional cash resources prior to or during approximately mid-June 2010, or it will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if the Successor Company raises additional cash resources prior to mid-June 2010, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Through March 31, 2010, the Successor Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2010. During the three months ended March 31, 2010, the Successor Company financed its operations primarily through its existing cash, but as discussed above it now requires additional financing. There is substantial doubt about the Successor Company’s ability to continue as a going concern.

The Successor Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Successor Company and the offering terms. The Successor Company’s ability to complete an offering is also dependent on the status of its FDA regulatory milestones and its clinical trials, and in particular, the status of its indication for the treatment of nasolabial fold wrinkles and the status of the related BLA, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with GAAP, there exists substantial doubt about the Successor Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital prior to or during approximately mid-June 2010. If the Successor Company does not obtain additional funding, or does not anticipate additional funding, prior to or during approximately mid-June 2010, it will likely enter into bankruptcy and/or cease operations. Further, if it does raise additional cash resources prior to mid-June 2010, it may be raised in contemplation of or in connection with bankruptcy. If the Successor Company enters into bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and its creditors will receive significantly less than what is owed to them.
Note 4—Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes. In addition, management’s assessment of the Successor Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Actual results may differ materially from those estimates.
Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Concentration of Credit Risk
As of March 31, 2010, the Successor Company maintains the majority of its cash primarily with one major U.S. domestic bank. The amounts held in this bank exceed the insured limit of $250,000. The terms of these deposits are on demand to minimize risk. The Successor Company has not incurred losses related to these deposits. Cash and cash equivalents of approximately $0.2 million, related to Agera and the Successor Company’s Swiss subsidiary, is maintained in two separate financial institutions. The Successor Company invests these funds primarily in demand deposit accounts.
Allowance for Doubtful Accounts
The Successor Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. One foreign customer represents 86% and 87% of accounts receivable, net, at March 31, 2010 and December 31, 2009, respectively. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Successor Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

The allowance for doubtful accounts related to continuing operations was $32,150 and $37,098 at March 31, 2010 and December 31, 2009, respectively.
Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. At March 31, 2010, Agera’s inventory of $0.3 million consisted of $0.2 million of raw materials and $0.1 million of finished goods. At December 31, 2009, Agera’s inventory of $0.2 million consisted of $0.2 million of raw materials and less than $0.1 million of finished goods.
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
Intangible assets
Intangible assets are research and development assets related to the Successor Company’s primary study that was recognized upon emergence from bankruptcy (see Note 5). Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows. There was no impairment of the intangible assets as of March 31, 2010.
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
Warrant Liability
The warrants for the Successor Company are measured at fair value and liability-classified under ASC 815, Derivatives and Hedging, (“ASC 815”) because the warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Successor Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.
Stock-based Compensation
The Successor Company accounts for stock-based awards to employees and non-employees using the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. The Successor Company uses a Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based on historical volatility of the Company’s competitor’s stock since the Predecessor Company ceased trading as part of the bankruptcy and emerged as a new entity. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. The Successor Company estimates future forfeitures of options based upon expected forfeiture rates.
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
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statement of operations. No such charges have been incurred by the Company. As of March 31, 2010 and December 31, 2009, the Successor Company had no accrued interest related to uncertain tax positions.
At March 31, 2010 and December 31, 2009, the Company has provided a full valuation allowance for the net deferred tax assets, the large majority of which relates to the future benefit of loss carryovers. In addition, as a result of fresh-start accounting, the Successor Company may be limited by section 382 of the Internal Revenue Service Code. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. The deferred tax liability at March 31, 2010 relates to the intangible assets recognized upon fresh-start accounting.

Loss per share data
Basic loss per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share (“Diluted EPS’) also gives effect to the dilutive effect of stock options, warrants, restricted stock and convertible preferred stock calculated based on the treasury stock method.
The Predecessor and Successor Company’s potentially dilutive securities consist of potential common shares related to stock options, warrants, restricted stock and convertible preferred stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would be anti-dilutive. There were no potentially dilutive securities issued or outstanding for the three months ended March 31, 2010.
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
Adoption of Standards
In March 2010, the FASB amended the disclosure requirements so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This revised guidance is effective immediately and we adopted this pronouncement on March 31, 2010 and have revised the disclosures as required.
On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
Fresh-start accounting reflects the value of the Successor Company as determined in the confirmed Plan. Under fresh-start accounting, the Successor Company’s assets values are remeasured and allocated in conformity with ASC 805-20, Business Combinations, Identifiable Assets and Liabilities, and any Noncontrolling Interest. Fresh-start accounting also requires that all liabilities should be stated at fair value. The portion of the reorganization value which was attributed to identified intangible assets was $6,340,656. This value is related to research and development assets that are not subject to amortization. In accordance with ASC 805-20, this amount is reported as intangibles in the consolidated financial statements as of March 31, 2010, and is not being amortized.

The following fresh-start Consolidated Balance Sheet presents the financial effects on the Successor Company with the implementation of the Plan and the adoption of fresh-start accounting. The effect of the consummation of the transactions contemplated in the Plan included the settlement of liabilities and the issuance of common stock.
The effects of the Plan and fresh-start reporting on the Successor Company’s Consolidated Balance Sheet are as follows:

	Predecessor	Reclassifications		Fresh Start		Successor
	August 31,	And Plan of		Accounting		September 1,
	2009	Reorganization		Adjustments		2009
Assets
Current assets:
Cash and cash equivalents	$1,010,277	$—		$—		$1,010,277
Accounts receivable, net	246,684	—		—		246,684
Inventory, net	268,619	—		—		268,619
Prepaid expenses	221,225	—		—		221,225
Other current assets	4,140	—		—		4,140
Current assets of discontinued operations, net	785	—		—		785

Total current assets	1,751,730	—		—		1,751,730
Intangible assets	—	—		6,340,656	(e)	6,340,656
Other assets	1,671	—		—		1,671

Total assets	$1,753,401	$—		$6,340,656		$8,094,057

Liabilities, Shareholders’ Equity/(Deficit) and Noncontrolling Interests
Current liabilities:
Current debt	$8,304	$—		$—		$8,304
Accounts payable	137,401	—		—		137,401

Accrued expenses	849,395	—		—		849,395
Liabilities subject to compromise	82,181,741	(82,181,741	)(a)	—		—
Prepetition secured loan, subject to compromise	500,471	(500,471	)(b)	—		—
Debtor-in-possession loan	2,750,000	(2,750,000	)(b)	—		—
Current liabilities of discontinued operations	25,668	—		—		25,668

Total current liabilities	86,452,980	(85,432,212)		—		1,020,768

Other long term liabilities of continuing operations	407,078	—		—		407,078
Notes payable	—	6,000,060	(a)	—		6,000,060
Deferred tax liability	—	—		2,500,000	(f)	2,500,000

Total liabilities	86,860,058	(79,432,152)		2,500,000		9,927,906

Commitments and contingencies

Shareholders’ Equity (Deficit):
Predecessor common stock	42,821	(42,821	)(c)	—		—
Predecessor additional paid-in capital	142,737,499	(25,931,179	)(c)	(116,806,320	)(g)	—
Predecessor treasury stock	(25,974,000)	25,974,000	(c)	—		—
Successor common stock	—	11,400	(a) (b)	—		11,400
Successor additional paid-in capital	—	5,460,600	(a) (b)	(7,688,831	)(g)	(2,228,231)
Accumulated deficit during development stage	(202,295,959)	73,960,152	(a) (b) (c) (d)	128,335,807	(g)	—

Total shareholders’ equity (deficit)	(85,489,639)	79,432,152		3,840,656		(2,216,831)

Noncontrolling interest	382,982	—		—		382,982

Total equity (deficit) and noncontrolling interests	(85,106,657)	79,432,152		3,840,656		(1,833,849)

Total liabilities, shareholders’ equity/(deficit) and noncontrolling interests	$1,753,401	$—		$6,340,656		$8,094,057

Notes to Plan of Reorganization and fresh-start accounting adjustments

(a)	This adjustment reflects the discharge of liabilities subject to compromise in accordance with the Plan of Reorganization and the issuance of $6 million in Notes payable and the issuance of 4,080,000 shares of Successor Company common stock in satisfaction of such claims.

(b)	This adjustment reflects the discharge of prepetition loan and debtor in-possession loan in accordance with the Plan of Reorganization and the issuance of 7,320,000 shares of the Successor Company common stock in satisfaction of such claims.

(c)	This adjustment reflects the cancellation of the Predecessor Company’s common stock, additional paid-in capital and treasury stock.

(d)	To reset accumulated deficit to zero for the consolidated subsidiaries included in the Plan of Reorganization.

(e)	This adjustment reflects the portion of the reorganization value which was attributed to identified intangible assets.

(f)	To record deferred tax liability as a result of the impact of fresh-start accounting fair value adjustments.

(g)	To reset Predecessor additional paid-in capital, accumulated deficit to zero and record net fresh-start adjustments.
Note 6—Liabilities Subject to Compromise and Reorganization Items
Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. For further information regarding the discharge of liabilities subject to compromise, see Note 5- “Fresh-Start Accounting in the notes of these Financial Statements. As of March 31, 2010, there were no liabilities subject to compromise.
The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items, net” and are presented separately in the unaudited consolidated statements of operations. For the three months ended March 31, 2010, there was $13,150 in professional fees offset by the gain from discharge of a liability of $16,453.
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

Note 8—Accrued Expenses
Accrued expenses are comprised of the following:

	Successor
	March 31,	December 31,
	2010	2009
Accrued professional fees	$414,662	$147,410
Accrued compensation	146,691	7,208
Accrued interest	443,671	246,578
Dividend on preferred stock payable	91,000	42,740
Accrued other	107,873	100,324

Accrued expenses	$1,203,897	$544,260

Note 9-Equity
Common Stock Offering
On March 2, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in the aggregate 5,076,664 shares of common stock at a purchase price of $0.75 per share. Each Purchaser also received a warrant to purchase the same number of shares of common stock acquired in the offering at an exercise price of $0.98 per share (the “Warrants”).
The aggregate purchase price paid by the Purchasers for the common stock and the warrants was $3,807,500. The Company intends to use the proceeds for working capital purposes.
Viriathus Capital LLC and John Carris Investments LLC were co-placement agents for the transaction, and received cash compensation of $304,600 and warrants to purchase 406,133 shares of common stock at an exercise price of $0.75 per share upon the closing.
Redeemable Preferred Stock
In October 2009, the Successor Company completed an offering of Series A Preferred Stock, Class A Warrants and Class B Warrants (the “October 2009 Offering”). Each of the foregoing securities were subject to the “down-round” protection, which provisions require the lowering of the conversion price or exercise price, as applicable, to the purchase price in the current offering, or $0.75, and with respect to the warrants, the number of shares issuable under the warrants issued in the October 2009 Offering will be proportionately increased such that the aggregate exercise price payable, after taking into the decrease in exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets because any holder of Series A Preferred Stock may require the Successor Company to redeem all of its Series A Preferred Stock in the event of a triggering event which is outside of the control of the Successor Company. The Successor Company recorded accrued dividends at a rate of 6% per annum on the Series A Preferred stock of $91,000 as of March 31, 2010.
Note 10-Warrants
Class A and B Warrants and Placement Agent Warrants
As disclosed above in Note 9, the Successor Company issued Class A warrants, Class B warrants and placement agent warrants in connection with the October 2009 preferred stock transaction. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. As a result of the March 2, 2010 common stock financing and the “down-round” provision, the Class A warrants, Class B warrants and placement agent warrants were reissued to purchase 2.6 million shares of Common Stock at an exercise price of $0.75 per share.
Common Stock Warrants and Co-placement Agent Warrants
In connection with the March 2, 2010 financing, the Successor Company issued 5,076,664 warrants at an exercise price of $0.98 per share to the accredited investors and 406,133 warrants at an exercise price of $0.75 to the co-placement agents upon closing. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. The warrants were exercisable immediately after grant and expire five years thereafter. The fair market value of the warrants, at the date of issuance, granted to the accredited investors and co-placement agents, based on the Black-Scholes valuation model, is estimated to be $0.52 per warrant and $0.58 per warrant, respectively.

The Successor Company recognizes these warrants as a liability at the fair value on each reporting date due to the “down-round” price protection provision. The Company measured the fair value of these warrants as of March 31, 2010, and recorded warrant expense of $1.4 million resulting from the increase in the liability associated with the fair value of the warrants for the three months ended March 31, 2010. The Company computed the value of the warrants using the Black-Scholes method. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreements renders these warrants to be no longer classified as a liability.
The fair market value of the warrants was computed using the Black-Scholes option-pricing model with the following key assumptions as of the dates indicated:

	March 2,	March 31,
	2010	2010
Expected life (years)	5 years	4.9 years
Interest rate	2.3%	2.6%
Dividend yield	—	—
Volatility	65%	65%
Warrant liability is comprised of the following as of March 31, 2010:

	Successor
	Number of	Fair Value of	Balance as of
	Warrants	Warrants	March 31, 2010
Preferred Stock Class A Warrants	1,083,333	$0.64	$692,872
Preferred Stock Class B Warrants	1,083,334	0.64	692,873
Preferred Stock Co-placement	433,333	0.64	277,149
Common Stock Warrants	5,076,667	0.59	3,013,705
Common Stock Placement Warrants	406,333	0.66	266,633

Total	8,083,000		$4,943,232

Note 11—Equity-based Compensation
Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

Successor
Three months ended
March 31, 2010
Stock option compensation expense for employees and directors	$324,377
Restricted stock expense	18,000
Equity awards for nonemployees issued for services	18,391

Total stock-based compensation expense	$360,768

On February 23, 2010, modifications were made to all fiscal year 2009 grants for directors and employees. The modifications provided for all options granted under the 2009 Plan in fiscal year 2009 to extend to a ten year term and allowed Directors to extend the exercise period after departure to one year. As a result of the modifications, the Successor Company recognized incremental compensation cost of approximately $149,000 in the first quarter of 2010.

On February 1, 2010, the Successor Company granted options to purchase 1,650,000 shares of common stock to the chief executive officer. The weighted average fair market value using the Black-Scholes option-pricing model of these options granted was $0.63. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Successor
Three Months Ended
March 31, 2010
Expected life (years)	5.5 years
Interest rate	2.4%
Dividend yield	—
Volatility	65%
There were no stock options exercised during the three months ended March 31, 2010.
The total fair value of shares vested during the first quarter 2010 was $0.2 million. As of March 31, 2010, there was $0.9 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.6 years. As of March 31, 2010, there was $0.2 million of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.
Restricted stock
As of March 31, 2010, there was $0.1 million of total unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.42 years.
Predecessor Company
Prior to September 3, 2009, the Predecessor Company maintained stock-based incentive compensation plans for employees and directors of the Company. On the Effective Date, the following stock option plans were terminated (and any and all awards granted under such plans were terminated and will no longer be of any force or effect): (1) the 2001 Stock Option and Appreciation Rights Plan, (2) the 2003 Stock Option and Appreciation Rights Plan, and (3) the 2005 Stock Option and Appreciation Rights Plan.
Note 12—Segment Information and Geographical information
The Successor Company has two reportable segments: Fibrocell Therapy and Agera. The Fibrocell Therapy segment specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. There is no intersegment revenue. The following table provides operating financial information for the continuing operations of the Successor Company’s two reportable segments:
Three Months Ended March 31, 2010

	Segment
	Successor		Successor
	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$209,070	$209,070

Segment income (loss) from continuing operations	$(4,726,548)	$10,905	$(4,715,643)

Supplemental information related to continuing operations

Depreciation and amortization expense	$852	$—	$852
Total assets as of March 31, 2010	9,094,140	683,610	9,777,750
Property and equipment, net	25,483	—	25,483
Intangible assets	6,340,656	—	6,340,656

An intercompany receivable as of March 31, 2010, of $1.0 million, due from the Agera segment to the Fibrocell Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Fibrocell Technologies, as well as Agera working capital needs provided by Fibrocell Technologies, and has been excluded from total assets of the Fibrocell Therapy segment in the above table. There is no intersegment revenue. Total assets on the consolidated balance sheet at March 31, 2010 are approximately $9.8 million.
Three Months Ended March 31, 2009

	Segment
	Predecessor		Predecessor
	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$158,889	$158,889

Segment loss from continuing operations	$(3,014,739)	$(70,268)	$(3,085,007)

Supplemental information related to continuing operations

Depreciation and amortization expense	$—	$—	$—
Total assets, including assets from discontinued operations as of March 31, 2009	1,639,628	869,016	2,508,644
Property and equipment, net	—	—	—
Intangible assets, net	—	—	—
An intercompany receivable of $1.0 million, due from the Agera segment to the Isolagen Therapy segment as of March 31, 2009, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen, as well as Agera working capital needs provided by Isolagen, and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at March 31, 2009 are approximately $2.5 million, which includes assets of discontinued operations of less than $0.1 million.
Geographical information concerning the Successor Company’s and Predecessor Company’s operations and assets are as follows:

	Revenue	Revenue
	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
United States	$60,194	$73,490
United Kingdom	141,667	59,044
Other	7,209	26,355

	$209,070	$158,889

During the three months ended March 31, 2010, revenue from one foreign customer and one domestic customer represented 68% and 19% of consolidated revenue, respectively. During the three months ended March 31, 2009, revenue from one foreign customer and one domestic customer represented 37% and 31% of consolidated revenue, respectively.
As of March 31, 2010 and December 31, 2009, one foreign customer represented 86% and 87%, respectively, of accounts receivable, net.

Note 13—Subsequent Events
On May 13, 2010, the Company announced the initiation of a small histology study (IT-H-001) of azficel-T, an autologous cell therapy currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of moderate to severe nasolabial fold wrinkles. The study has a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006).
The FDA requested the comparative histological data from this study in a Complete Response letter issued to the Company on December 21, 2009 related to the Biologics License Application (BLA) for azficel-T for the treatment of moderate to severe nasolabial fold wrinkles in adults.
The histology study will evaluate tissue treated with azficel-T as compared to tissue treated with sterile saline (placebo). The study will also provide information about the skin after treatment, including evaluation of collagen and elastin fibrils, and cellular structure of the sampled tissues.
Effective April 1, 2010, the board of directors of Fibrocell Science, Inc. approved the appointment of Marc Mazur to the Company’s board of directors. On his appointment, Mr. Mazur received an option to purchase 200,000 shares of Company common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of issuance, of which 100,000 shares vest immediately and 100,000 shares vest in 12 months.

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
Overview
We are an aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Fibrocell process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication is for the treatment of nasolabial folds wrinkles (United States adopted name, or USAN, is azficel-T) and has completed Phase III clinical studies, and the related Biologics License Application, or BLA, has been submitted to the Food and Drug Administration, or FDA. In October 2009, the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee reviewed this indication. On December 21, 2009, Fibrocell Science received a Complete Response letter from the FDA related to the BLA for azficel-T. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that we provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures regarding shipping practices, and proposed labeling. In addition, the Company has submitted a proposed protocol concerning a histopathological study on biopsied samples to the FDA and to the Company’s Investigational Review Board (“IRB”). The IRB has approved the protocol and the Company is currently awaiting the FDA’s comments on the protocol.
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

Our officers and directors as of the effective date were all deemed to have resigned and a new board of directors was appointed. As of the effective date, our initial board of directors consisted of: David Pernock, Paul Hopper and Kelvin Moore. Dr. Robert Langer was appointed to the Board in late September 2009. Marc Mazur was appointed to the Board in April 2010. Declan Daly remained as chief operating officer and chief financial officer of the reorganized company, and in November 2009, he was appointed to the Board of Directors. Mr. Daly also acted as interim chief executive officer until February 1, 2010 when David Pernock became the chief executive officer.
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
In the Plan, in addition to the common stock set forth above, each holder of Isolagen’s 3.5% convertible subordinated notes, due November 2024, in the approximate non-converted aggregate principal amount of $81 million, received, in full and final satisfaction, settlement, release and discharge of and in exchange for any and all claims arising out of the 3.5% convertible subordinated notes, its pro rata share of an unsecured note in the principal amount of $6 million, or the Notes. The Notes have the following features:
• 12.5% interest payable quarterly in cash or, at our option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due;
• matures June 1, 2012;
• at any time prior to the maturity date, we may redeem any portion of the outstanding principal of the Notes in cash at 125% of the stated face value of the Notes; provided that we will be obligated to redeem all outstanding Notes upon the following events: (a) we or our subsidiary, Fibrocell Technologies, Inc. (formerly, Isolagen Technologies, Inc.) successfully complete a capital campaign raising in excess of $10,000,000; or (b) we or our subsidiary, Fibrocell Technologies, Inc., are acquired by, or sell a majority stake to, an outside party;
• the Notes contain customary representations, warranties and covenants, including a covenant that we and our subsidiary, Fibrocell Technologies, Inc., shall be prohibited from the incurrence of additional debt without obtaining the consent of 66 2/3% of the Note holders.
Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going-concern. At March 31, 2010, we had cash and cash equivalents of approximately $2.5 million and working capital of $2.0 million. In early March 2010, we raised approximately $3.8 million less fees as a result of the issuance of common stock and warrants. We believe that our existing capital resources are adequate to sustain our operation through approximately mid-June 2010. As such, we will require additional cash resources prior to or during approximately mid-June 2010, or we will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

Through March 31, 2010, we have been primarily engaged in developing our initial product technology. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2010. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Successor Company and the offering terms. Our ability to complete an offering is also dependent on the status of our FDA regulatory milestones and our clinical trials, and in particular, the status of our indication for the treatment of nasolabial fold wrinkles and the status of the related BLA, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.
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
Our aesthetics development programs include product candidates to treat targeted areas or wrinkles and to provide full-face rejuvenation that includes the improvement of fine lines, wrinkles, skin texture and appearance. Our therapeutic development programs are designed to treat acne scars, restrictive burn scars and dental papillary recession. All of our product candidates are non-surgical and minimally invasive. Although the discussions below may include estimates of when we expect trials to be completed, the prediction of when a clinical trial will be completed is subject to a number of factors and uncertainties. Also, please refer to Part I, Item 1A of our Form 10-K for the year ended December 31, 2009, for a discussion of certain of our risk factors related to our clinical development programs, as well as other risk factors related to our business.
Aesthetic Development Programs
Nasolabial Fold Wrinkles — Phase III Trials: In October 2006, we reached an agreement with the FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial fold wrinkles (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including subject numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials evaluated the efficacy and safety of our Fibrocell therapy (USAN name — azficel-T) against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. The injections were completed in January 2008 and the trial data results were disclosed in October 2008. The Phase III trial data results indicated statistically significant efficacy results for the treatment of nasolabial fold wrinkles. The Phase III data analysis, including safety results, was disclosed in October 2008. We submitted the related BLA to the FDA in March 2009. In May 2009, the FDA accepted our BLA submission for filing. On October 9, 2009, the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee reviewed azficel-T. The committee voted 11 “yes” to 3 “no” that the data presented on azficel-T demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety, both for the proposed indication. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. On December 21, 2009, Fibrocell Science received a Complete Response letter from the FDA related to the BLA for azficel-T. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures regarding shipping practices, and proposed labeling. The Company is currently working on obtaining the finalized CMC information for the FDA as well as the revised policies and procedures regarding shipping practices and the proposed labeling. In addition, the Company has submitted a proposed protocol concerning a histopathological study on biopsied samples to the FDA and to the Company’s Investigational Review Board (“IRB”). The IRB has approved the protocol and the Company received the comments from the FDA on the protocol in May 2010.
On May 13, 2010, the Company announced the initiation of a small histology study (IT-H-001) of azficel-T, an autologous cell therapy currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of moderate to severe nasolabial fold wrinkles. The study has a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006).
The FDA requested the comparative histological data from this study in a Complete Response letter issued to the Company on December 21, 2009 related to the Biologics License Application (BLA) for azficel-T for the treatment of moderate to severe nasolabial fold wrinkles in adults.
The histology study will evaluate tissue treated with azficel-T as compared to tissue treated with sterile saline (placebo). The study will also provide information about the skin after treatment, including evaluation of collagen and elastin fibrils, and cellular structure of the sampled tissues.
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
In connection with this acne scar program, the Predecessor Company developed a photo guide for use in the evaluators’ assessment of acne study subjects. The Predecessor Company had originally designed the acne scar clinical program as two randomized, double-blind, Phase III, placebo-controlled trials. However, our evaluator assessment scale and photo guide have not previously been utilized in a clinical trial. In November 2007, the FDA recommended that the Predecessor Company consider conducting a Phase II study in order to address certain study issues, including additional validation related to our evaluator assessment scale. As such, the Predecessor Company modified our clinical plans to initiate a single Phase II/III trial. This Phase II/III study, was powered to demonstrate efficacy, and has allowed for a closer assessment of the evaluator assessment scale and photo guide that is ongoing. The Successor Company is currently in the process of finalizing the Clinical Study Program Report and the next step is to initiate a discussion with the FDA concerning the validation of the evaluator assessment scale and agree the path forward. These steps will be subject to obtaining sufficient financial resources.
Restrictive Burn Scars - Phase II Trial: In January 2007, the Predecessor Company met with the FDA to discuss our clinical program for the use of azficel-T for restrictive burn scar patients. This Phase II trial would evaluate the use of azficel-T to improve range of motion, function and flexibility, among other parameters, in existing restrictive burn scars in approximately 20 patients. However, the Predecessor Company delayed the screening and enrollment in this trial until such time as we raise sufficient additional financing and gather additional data regarding the burn scar market.

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
Warrant Liability: The warrants for the Successor Company are measured at fair value and liability-classified under ASC 815, Derivatives and Hedging, (“ASC 815”) because the warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.
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
Recently Issued Accounting Pronouncements
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.
In March 2010, the FASB ratified EITF Issue No. 08-9, Milestone Method of Revenue Recognition, that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Task Force agreed that whether a milestone is substantive is a judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new guidance will be effective for interim and annual periods beginning on or after June 15, 2010.
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

For discussions on the results of operations, the Successor Company has compared the results of operations for the three months ended March 31, 2010, with the results of operations for the three months ended March 31, 2009. The Successor Company believes that the comparison of the financial results provide management and investors a more meaningful analysis of the Company’s performance and trends.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in Part 1, Item 1 of this report.
Results of Operations—Comparison of the three months ended March 31, 2010 and 2009
REVENUES. Revenue remained relatively constant at $0.2 million for the three months ended March 31, 2010 and for the three months ended March 31, 2009. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology. Due to our financial statement presentation of our United Kingdom operation as a discontinued operation, our revenue for all periods presented is representative of only Agera, as all historical United Kingdom revenue is reflected in loss from discontinued operations.
COST OF SALES. Cost of sales remained constant at $0.1 million for the three months ended March 31, 2010 and March 31, 2009. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 48% for the three months ended March 31, 2010 and 40% for the three months ended March 31, 2009. Cost of sales as a percentage of revenue has increased primarily due to the impact of a physical inventory adjustment in the first quarter of 2010 and increased costs of components.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.8 million, or 68%, to $2.0 million for the three months ended March 31, 2010 as compared to $1.2 million for the three months ended March 31, 2009. The increase primarily relates to a $0.3 million increase in payroll related expenses, $0.2 million increase related to general and administrative expenses associated with consultants for financing and marketing as well as office expenses and $0.3 million increase related to legal expenses. Legal expenses for the three months ended March 31, 2009 were ($0.2) million due to a $0.3 million reimbursement received from our insurance carrier related to defense costs associated with our class action and derivative matters. Had we not received this reimbursement, legal expenses for the three months ended March 31, 2010 and March 31, 2009 would have been consistent at $0.1 million.
RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.2 million, or 18%, to $1.2 million for the three months ended March 31, 2010 as compared to $1.0 for the three months ended March 31, 2009. The increase primarily relates to a $0.1 million increase in payroll related expenses and $0.1 million increase in laboratory costs associated with clinical and manufacturing activities in our Exton, Pennsylvania location. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Fibrocell Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception (December 28, 1995) cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of March 31, 2010, for the Successor Company was $3.0 million.
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
LOSS FROM DISCONTINUED OPERATIONS. Discontinued operations had a loss of less than $0.1 million for the three months ended March 31, 2010 and the three months ended March 31, 2009. Administrative costs related primarily to the Swiss operations comprised approximately less than $0.1 million during the three months ended March 31, 2010 and the three months ended March 31, 2009.

REORGANIZATION ITEMS, NET. On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc., filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Note 1 in the accompanying Consolidated Financial Statements. A reorganization gain, net of reorganization costs, of less than $0.1 million was recorded for the three months ended March 31, 2010, which was comprised primarily of administrative costs offset by the gain of discharge of liabilities.
INTEREST EXPENSE. Interest expense decreased $0.8 million to $0.2 million for the three months ended March 31, 2010, as compared to $1.0 million for the three months ended March 31, 2009. Our 2010 interest expense is related to our $6.0 million (in original principal amount) 12.5% notes. Our 2009 interest expense is related to our 3.5% convertible subordinated notes, of which $89.7 million was outstanding at March 31, 2009, as well as the related amortization of deferred debt issuance costs of $0.2 million, for the three months ended March 31, 2009. With the emergence out of bankruptcy, the 3.5% convertible subordinated notes were exchanged for $6.0 million of debt and 3,960,000 shares of the new common stock.
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders increased approximately $1.6 million to a net loss of $4.7 million for the three months ended March 31, 2010, as compared to a net loss of $3.1 million for the three months ended March 31, 2009. This increase in loss primarily represents the recording of the revaluation of the warrant liability for the preferred stock issued in October 2009 and the warrant liability attached to the common shares issued in March 2010.
Liquidity and Capital Resources
Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2010 and 2009, respectively, were as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cash flows from operating activities	$(2.3)	$(2.0)
Cash flows from investing activities	—	—
Cash flows from financing activities	3.4	—
OPERATING ACTIVITIES. Cash used in operating activities during the three months ended March 31, 2010 amounted to $2.3 million, an increase of $0.3 million over the three months ended March 31, 2009. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $0.2 million, in addition to operating cash inflows from changes in operating assets and liabilities.
Our negative operating cash flows for the three months ended March 31, 2010 were funded from cash on hand at December 31, 2009, which were primarily the result of previously completed debt and equity offerings as well as funds received from the secured bridge loan, DIP financing, exit financing and the funds received for the issuance of preferred stock in 2009. Funds were also received from the proceeds of the issuance of common stock in March 2010, discussed further below.
INVESTING ACTIVITIES. Less than $0.1 million cash was provided by or used for investing activities during the three months ended March 31, 2010 and the three months ended March 31, 2009.
FINANCING ACTIVITIES. There was $3.4 million, net of fees, cash proceeds from financing activities during the three months ended March 31, 2010, as compared to no cash received from financing activities during the three months ended March 31, 2009. In March 2010, we sold to investors in the aggregate 5,076,664 shares of Company common stock at a purchase price of $0.75 per share. Each purchaser also received a warrant to purchase the same number of shares of common stock acquired in the offering at an exercise price of $0.98 per share.

Working Capital
As of March 31, 2010, we had cash and cash equivalents of approximately $2.5 million and working capital of $2.0 million. As discussed in the above paragraph, in early March 2010, we raised approximately $3.4 million, net of fees as a result of the issuance of common stock and warrants. We believe that our existing capital resources are adequate to sustain our operation through approximately mid-June 2010. As such, we will require additional cash resources prior to or during approximately mid-June 2010, or we will likely cease operations. Even if we are able to obtain financing prior to mid-June 2010, we will need to access the capital markets in the future in order to continue to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to us or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Factors Affecting Our Capital Resources
Inflation did not have a significant impact on the Company’s results during the three months ended March 31, 2010.
Off-Balance Sheet Transactions
We do not engage in material off-balance sheet transactions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.
Foreign Exchange Rate Risk
We do not believe that we have significant foreign exchange rate risk at March 31, 2010.
We do not enter into derivatives or other financial instruments for trading or speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors disclosed in our December 31, 2009 Form 10-K. Investors should consider the risks and uncertainties set forth in our December 31, 2009 Form 10-K, or updates to such risks and uncertainties, prior to making an investment decision with respect to our securities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The information set forth in our Form 8-K filed March 3, 2010 regarding our offering of common stock and warrants during the three months ended March 31, 2010 is incorporated herein by reference.
ITEM 6. EXHIBITS
(a) Exhibits

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

Fibrocell Science, Inc.
By:	/s/ Declan Daly
Declan Daly
Chief Financial Officer
Date: May 14, 2010