Form 10-Q
period 2010-06-30
Fibrocell Science, Inc.
filed 2010-08-13
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of August 11, 2010, issuer had 19,768,676 shares issued and outstanding of common stock, par value $0.001.

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Successor Balance Sheets (unaudited) June 30, 2010 and December 31, 2009	1

Consolidated Statements of Operations (unaudited) Three months ended June 30, 2010 (Successor Company), three months ended June 30, 2009 (Predecessor Company)	2

Consolidated Statements of Operations (unaudited) Six months ended June 30, 2010 (Successor Company), cumulative period from inception (September 1, 2009) to June 30, 2010 (Successor Company), six months ended June 30, 2009 (Predecessor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	3

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) From inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to June 30, 2010 (Successor Company) (unaudited)	4

Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2010 (Successor Company), cumulative period from inception (September 1, 2009) to June 30, 2010 (Successor Company), six months ended June 30, 2009 (Predecessor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	16

Notes to Unaudited Consolidated Financial Statements	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	45

Item 4. Controls and Procedures	45

Part II. Other Information

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6. Exhibits	46

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial statements.
Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Successor Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$290,035	$1,362,488
Accounts receivable, net	279,038	269,759
Inventory, net	233,778	226,032
Prepaid expenses and other current assets	329,850	525,024

Total current assets	1,132,701	2,383,303
Property and equipment, net of accumulated depreciation of $3,140 and $0, respectively	26,535	—
Other assets	250	250
Intangible assets	6,340,656	6,340,656

Total assets	$7,500,142	$8,724,209

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit and Noncontrolling Interest
Current liabilities:
Current debt	$6,934	$47,795
Accounts payable	780,157	245,023
Accrued expenses	1,614,487	544,260

Total current liabilities	2,401,578	837,078
Long-term debt	6,000,060	6,000,060
Deferred tax liability	2,500,000	2,500,000
Warrant liability	3,230,800	635,276
Other long-term liabilities	312,408	369,210

Total liabilities	14,444,846	10,341,624

Commitments and contingencies

Redeemable preferred stock series A, $1,000 par value; 9,000 shares authorized; 3,250 shares issued	2,414,059	2,511,070

Fibrocell Science, Inc. shareholders’ deficit:
Successor common stock, $.001 par value; 250,000,000 shares authorized	19,769	14,692
Additional paid-in capital	1,715,944	508,347
Accumulated deficit during development stage	(11,509,339)	(5,049,999)

Total Fibrocell Science, Inc. shareholders’ deficit	(9,773,626)	(4,526,960)

Noncontrolling interest	414,863	398,475

Total deficit and noncontrolling interest	(9,358,763)	(4,128,485)

Total liabilities, redeemable preferred stock, shareholders’ deficit and noncontrolling interest	$7,500,142	$8,724,209

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Successor	Predecessor
	For the three months	For the three months
	ended June 30, 2010	ended June 30, 2009
Revenue
Product sales	$264,062	$248,991

Total revenue	264,062	248,991
Cost of sales	175,916	107,929

Gross profit	88,146	141,062
Selling, general and administrative expenses	1,821,330	1,068,851
Research and development expenses	1,473,741	485,300

Operating loss	(3,206,925)	(1,413,089)
Other income (expense)
Interest income	—	7
Reorganization items, net	—	(593,204)
Warrant income	1,712,430	—
Interest expense	(203,268)	(969,200)

Loss from continuing operations	(1,697,763)	(2,975,486)

Loss from discontinued operations, net of tax	(12,502)	(142,780)

Net loss	(1,710,265)	(3,118,266)

Net loss attributable to noncontrolling interest	(1,250)	(5,269)

Net loss attributable to Fibrocell Science, Inc. common shareholders	$(1,711,515)	$(3,123,535)

Per share information:

Loss from continuing operations-basic and diluted	$(0.09)	$(0.08)

Net loss attributable to common shareholders per common share—basic and diluted	$(0.09)	$(0.08)

Weighted average number of basic and diluted common shares outstanding	19,468,831	38,384,120

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Successor	Successor	Predecessor	Predecessor
		Cumulative period		Cumulative period
		from September 1,		from December 28,
		2009 (date of		1995 (date of
	For the six months	inception) to June 30,	For the six months	inception) to August
	ended June 30, 2010	2010	ended June 30, 2009	31, 2009
Revenue
Product sales	$473,132	$803,073	$407,880	$4,818,994
License fees	—	—	—	260,000

Total revenue	473,132	803,073	407,880	5,078,994
Cost of sales	276,435	458,483	171,719	2,279,335

Gross profit	196,697	344,590	236,161	2,799,659
Impairment of long-lived assets	—	—	—	6,732,754
Selling, general and administrative expenses	3,841,243	6,549,599	2,268,415	78,072,766
Research and development expenses	2,666,351	4,489,547	1,493,207	56,269,869

Operating loss	(6,310,897)	(10,694,556)	(3,525,461)	(138,275,730)
Other income (expense)
Interest income	—	1	247	6,989,539
Reorganization items, net	3,303	(69,174)	(593,204)	73,538,984
Other income	—	—	—	316,338
Warrant income (expense)	295,186	(23,898)	—	—
Interest expense	(400,998)	(648,172)	(1,942,075)	(18,790,218)

Loss from continuing operations before income taxes	(6,413,406)	(11,435,799)	(6,060,493)	(76,221,087)
Income tax benefit	—	—	—	190,754

Loss from continuing operations	(6,413,406)	(11,435,799)	(6,060,493)	(76,030,333)

Loss from discontinued operations, net of tax	(29,546)	(41,659)	(169,280)	(41,091,311)

Net loss	(6,442,952)	(11,477,458)	(6,229,773)	(117,121,644)
Deemed dividend associated with beneficial conversion	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)
Net income/(loss) attributable to noncontrolling interest	(16,388)	(31,881)	8,660	1,799,523

Net loss attributable to Fibrocell Science, Inc. common shareholders	$(6,459,340)	$(11,509,339)	$(6,221,113)	$(128,335,806)

Per share information:

Loss from continuing operations-basic and diluted	$(0.37)	$(0.70)	$(0.16)	$(4.30)
Loss from discontinued operations-basic and diluted	—	—	—	(2.32)
Income attributable to noncontrolling interest	—	—	—	0.10
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.65)
Preferred stock dividends	—	—	—	(0.09)

Net loss attributable to common shareholders per common share—basic and diluted	$(0.37)	$(0.70)	$(0.16)	$(7.26)

Weighted average number of basic and diluted common shares outstanding	17,648,025	16,351,860	38,027,838	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96 (Predecessor)	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97(Predecessor)	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98 (Predecessor)	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99 (Predecessor)	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00 (Predecessor)	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03 (Predecessor)	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	of Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04 (Predecessor)	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05 (Predecessor)	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012

Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500

Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06 (Predecessor)	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100

Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07 (Predecessor)	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815

Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08 (Predecessor)	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock — 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock — 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912

Comprehensive income:

Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	$—	—	$—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	$—	—	$—	—	$—	$(7,688,831)	—	$—	$—	$—	$382,982	$(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	$—	—	$—	11,400,000	$11,400	$(2,228,231)	—	$—	$—	$—	$382,982	$(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Issuance of common stock on Oct. 28, 2009	—	—	—	—	25,501	25	58,627	—	—	—	—	—	58,652
Compensation expense on shares issued to management	—	—	—	—	600,000	600	167,400	—	—	—	—	—	168,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	326,838	—	—	—	—	—	326,838
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	386,380	—	—	—	—	—	386,380

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(5,049,999)	15,493	(5,034,506)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,034,506)

Balance 12/31/09 (Successor)	—	$—	—	$—	14,692,167	$14,692	$508,347	—	$—	$—	$(5,049,999)	$398,475	$(4,128,485)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Issuance of 5.1 million shares of common stock in March 2010, net of issuance costs of $338,100	—	$—	—	$—	5,076,664	$5,077	$3,464,323	—	$—	$—	$—	$—	$3,469,400
Warrant fair value associated with common shares issued in March 2010	—	—	—	—	—	—	(2,890,711)	—	—	—	—	—	(2,890,711)
Compensation expense on shares issued to management — 1Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-1Q10	—	—	—	—	—	—	324,377	—	—	—	—	—	324,377
Compensation expense on option awards issued to non-employees-1Q10	—	—	—	—	—	—	18,391	—	—	—	—	—	18,391
Compensation expense on shares issued to management — 2Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q10	—	—	—	—	—	—	222,011	—	—	—	—	—	222,011
Compensation expense on option awards issued to non-employees-2Q10	—	—	—	—	—	—	33,206	—	—	—	—	—	33,206

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(6,459,340)	16,388	(6,442,952)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,442,952)

Balance 6/30/10 (Successor)	—	$—	—	$—	19,768,831	$19,769	$1,715,944	—	$—	$—	$(11,509,339)	$414,863	$(9,358,763)

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Successor		Predecessor
				Cumulative
		Cumulative period		period from
		from September 1,		December 28,
		2009 (date of		1995 (date of
	Six months ended	inception) to June	Six months ended	inception) to
	June 30, 2010	30, 2010	June 30, 2009	August 31, 2009
Cash flows from operating activities:
Net loss	$(6,459,340)	$(11,509,339)	$(6,221,113)	$(115,322,121)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Reorganization items, net	—	72,477	—	(74,648,976)
Expense related to equity awards and issuance of stock	633,985	1,515,203	253,159	10,608,999
Warrant (income) expense	(295,187)	23,897	—	—
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	3,140	3,140	—	9,091,990
Provision for doubtful accounts	(15,791)	(62,410)	(1,925)	337,810
Provision for excessive and/or obsolete inventory	(13,857)	(2,193)	(16,745)	259,427
Amortization of debt issue costs	—	—	803,187	4,107,067
Amortization of debt discounts on investments	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	—	17,668,477
Foreign exchange (gain) loss on substantial liquidation of foreign entity	4,334	1,720	35,714	(2,256,408)
Net loss (income) attributable to non-controlling interest	16,388	31,881	(8,660)	(1,799,523)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in accounts receivable	6,512	30,056	99,859	(91,496)
Decrease (increase) in other receivables	(96)	4,644	8,344	218,978
Decrease (increase) in inventory	6,111	37,034	36,542	(455,282)
Decrease (increase) in prepaid expenses	198,762	(46,143)	366,533	34,341
Decrease (increase) in other assets	—	4,120	(118,992)	71,000
Increase (decrease) in accounts payable	535,134	642,756	(176,477)	57,648
Increase in accrued expenses, liabilities subject to compromise and other liabilities	1,004,250	578,456	1,868,952	3,311,552
Decrease in deferred revenue	—	—	(7,522)	(50,096)

Net cash used in operating activities	(4,375,655)	(8,674,701)	(3,079,144)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	—	(2,016,520)
Purchase of property and equipment	(29,675)	(29,675)	—	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	—	6,542,434
Purchase of investments	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	153,507,000

Net cash used in investing activities	(29,675)	(29,675)	—	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	—	12,931,800
Proceeds from the issuance of redeemable preferred stock, net	—	2,870,000	—	—
Proceeds from the issuance of common stock, net	3,469,400	5,269,400	—	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	—	(178,822)	(360,872)
Proceeds from secured loan	—	—	500,471	500,471
Proceeds from debtor-in-possession loan	—	—	1,000,000	2,750,000
Payments on insurance loan	(40,861)	(62,752)	(47,582)	(79,319)
Cash dividends paid on preferred stock	(91,000)	(91,000)	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	—	(26,024,280)

Net cash provided by financing activities	3, 337,539	7,985,648	1,274,067	170,137,276

	Successor		Predecessor
				Cumulative
		Cumulative period		period from
		from September 1,		December 28,
		2009 (date of		1995 (date of
	Six months ended	inception) to June	Six months ended	inception) to
	June 30, 2010	30, 2010	June 30, 2009	August 31, 2009
Effect of exchange rate changes on cash balances	(4,662)	(1,513)	(9,657)	(36,391)
Net increase (decrease) in cash and cash equivalents	(1,072,453)	(720,241)	(1,814,734)	1,010,276
Cash and cash equivalents, beginning of period	1,362,488	1,010,276	2,854,300	—

Cash and cash equivalents, end of period	$290,035	$290,035	$1,039,566	$1,010,276

Supplemental disclosures of cash flow information:
Predecessor cash paid for interest	$—	$—	$—	$12,715,283

Successor cash paid for dividends	91,000	91,000	—	—

Non-cash investing and financing activities:
Predecessor deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$—	$11,423,824

Predecessor preferred stock dividend	—	—	—	1,589,861

Successor accrued preferred stock dividend	97,011	139,751	—	—

Predecessor uncompensated contribution of services	—	—	—	755,556

Predecessor common stock issued for intangible assets	—	—	—	540,000

Predecessor common stock issued in connection with conversion of debt	—	—	10,814,000	10,814,000

Predecessor equipment acquired through capital lease	—	—	—	167,154

Successor/Predecessor financing of insurance premiums	—	81,517	—	87,623

Successor issuance of notes payable	—	—	—	6,000,060

Successor common stock issued in connection with reorganization	—	—	—	5,472,000

Successor intangible assets	—	—	—	6,340,656

Successor deferred tax liability in connection with fresh-start	—	—	—	2,500,000

Elimination of Predecessor common stock and fresh start adjustment	—	—	—	14,780,320

Successor accrued warrant liability	2,890,711	3,206,903	—	—

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
The Predecessor Company’s officers and directors as of the effective date were all deemed to have resigned and a new board of directors was appointed. As of the effective date, the Successor Company’s initial board of directors consisted of: David Pernock, Paul Hopper and Kelvin Moore. Dr. Robert Langer was appointed to the Board in late September 2009. Declan Daly remained as chief operating officer and chief financial officer of the reorganized company, and in November 2009, he was appointed to the Board of Directors. Mr. Daly received 5% of the Common Stock of the Successor as of the date of his appointment, which is subject to a two-year vesting schedule whereby 50% vested on the Effective Date, 25% shall vest on the first anniversary and 25% shall vest on the second anniversary. Mr. Daly was the acting interim chief executive officer until February 1, 2010. On February 1, 2010, David Pernock became the Chief Executive Officer. Marc Mazur was appointed to the Board of Directors in April 2010. George J. Korkos, M.D., D.D.S., F.A.C.S. was appointed to the Board of Directors in July 2010.
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
On December 21, 2009, Fibrocell received a Complete Response letter from the FDA related to the BLA for azficel-T, an autologous cell therapy for the treatment of moderate to severe nasolabial fold wrinkles in adults. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The histology study (IT-H-001) will evaluate tissue treated with azficel-T as compared to tissue treated with sterile saline (placebo). The study will also provide information about the skin after treatment, including evaluation of collagen and elastin fibrils, and cellular structure of the sampled tissues. The Company submitted a proposed protocol concerning a histopathological study on biopsied samples to the FDA and to the Company’s Investigational Review Board (“IRB”). The IRB has approved the protocol and the Company received the comments from the FDA on the protocol in May 2010.
On May 13, 2010, the Company announced the initiation of a small histology study of azficel-T, an autologous cell therapy currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of moderate to severe nasolabial fold wrinkles. The study has a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006). The Company announced on July 8, 2010, the completion of enrollment of and first treatment visits for participants in its histology study of azficel-T. The second treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of July.
The Complete Response letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures.
Basis of Presentation
For discussions on the results of operations, the Successor Company has compared the three and six months ended June 30, 2010 (Successor Company) to the three and six months ended June 30, 2009 (Predecessor Company). The Successor Company believes that the financial results provide management and investors a more meaningful analysis of the Successor Company’s performance and trends for comparative purposes.
The consolidated financial statements and notes thereto presented herein are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2010, and the results of its operations and cash flows for the six months ended June 30, 2010 and the cumulative period from September 1, 2009 (date of inception) to June 30, 2010. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105 (“ASC”), Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections and will be effective for financial statements issued for reporting periods that end after September 15, 2009. The impact on the Company’s financial disclosures is that references to authoritative accounting literature will be references in accordance with ASC 105.

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
Note 3—Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At June 30, 2010, the Successor Company had cash and cash equivalents of approximately $0.3 million and negative working capital of $1.3 million. In early July 2010, the Successor Company raised approximately $2.7 million less fees as a result of the issuance of preferred stock and warrants. The Successor Company believes that its existing capital resources are adequate to sustain its operation through approximately mid-September 2010. As such, the Successor Company will require additional cash resources prior to or during approximately mid-September 2010, or it will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if the Successor Company raises additional cash resources prior to mid-September 2010, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Through June 30, 2010, the Successor Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2010. During the six months ended June 30, 2010, the Successor Company financed its operations primarily through its existing cash, but as discussed above it now requires additional financing. There is substantial doubt about the Successor Company’s ability to continue as a going concern.

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
As a result of the conditions discussed above, and in accordance with GAAP, there exists substantial doubt about the Successor Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital prior to or during approximately mid-September 2010. If the Successor Company does not obtain additional funding, or does not anticipate additional funding, prior to or during approximately mid-September 2010, it will likely enter into bankruptcy and/or cease operations. Further, if it does raise additional cash resources prior to mid-September 2010, it may be raised in contemplation of or in connection with bankruptcy. If the Successor Company enters into bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and its creditors will receive significantly less than what is owed to them.
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
Concentration of Credit Risk
As of June 30, 2010, the Successor Company maintains the majority of its cash primarily with one major U.S. domestic bank. The amounts held in this bank do not exceed the insured limit of $250,000. The terms of these deposits are on demand to minimize risk. The Successor Company has not incurred losses related to these deposits. Cash and cash equivalents of approximately $0.2 million, related to Agera and the Successor Company’s Swiss subsidiary, is maintained in two separate financial institutions. The Successor Company invests these funds primarily in demand deposit accounts.
Allowance for Doubtful Accounts
The Successor Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. One foreign customer represents 86% and 87% of accounts receivable, net, at June 30, 2010 and December 31, 2009, respectively. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Successor Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.
The allowance for doubtful accounts was $21,307 and $37,098 at June 30, 2010 and December 31, 2009, respectively.

Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. At June 30, 2010, Agera’s inventory of $0.2 million consisted of $0.2 million of raw materials and less than $0.1 million of finished goods. At December 31, 2009, Agera’s inventory of $0.2 million consisted of $0.2 million of raw materials and less than $0.1 million of finished goods.
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
Intangible assets
Intangible assets are research and development assets related to the Successor Company’s primary study that was recognized upon emergence from bankruptcy (see Note 5). Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows. There was no impairment of the intangible assets as of June 30, 2010.
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
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations. No such charges have been incurred by the Company. As of June 30, 2010 and December 31, 2009, the Successor Company had no accrued interest related to uncertain tax positions.
At June 30, 2010 and December 31, 2009, the Company has provided a full valuation allowance for the net deferred tax assets, the large majority of which relates to the future benefit of loss carryovers. In addition, as a result of fresh-start accounting, the Successor Company may be limited by section 382 of the Internal Revenue Service Code. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. The deferred tax liability at June 30, 2010 and December 31, 2009, relates to the intangible assets recognized upon fresh-start accounting.

Loss per share data
Basic loss per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share (“Diluted EPS’) also gives effect to the dilutive effect of stock options, warrants, restricted stock and convertible preferred stock calculated based on the treasury stock method.
The Predecessor and Successor Company’s potentially dilutive securities consist of potential common shares related to stock options, warrants, restricted stock and convertible preferred stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would be anti-dilutive. There were no potentially dilutive securities issued or outstanding for the six months ended June 30, 2010 and June 30, 2009.
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
Fresh-start accounting reflects the value of the Successor Company as determined in the confirmed Plan. Under fresh-start accounting, the Successor Company’s assets values are remeasured and allocated in conformity with ASC 805-20, Business Combinations, Identifiable Assets and Liabilities, and any Noncontrolling Interest. Fresh-start accounting also requires that all liabilities should be stated at fair value. The portion of the reorganization value which was attributed to identified intangible assets was $6,340,656. This value is related to research and development assets that are not subject to amortization. In accordance with ASC 805-20, this amount is reported as intangibles in the consolidated financial statements as of June 30, 2010, and is not being amortized.

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
Note 6—Liabilities Subject to Compromise and Reorganization Items
Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. For further information regarding the discharge of liabilities subject to compromise, see Note 5- “Fresh-Start Accounting in the notes of these Financial Statements. As of June 30, 2010, there were no liabilities subject to compromise.
The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items, net” and are presented separately in the unaudited consolidated statements of operations. There were no reorganization costs for the three months ended June 30, 2010. For the six months ended June 30, 2010, there was $13K in professional fees offset by the gain from discharge of a liability of $16K for a net gain of $3K. For the three and six months ended June 30, 2009, there were $199K in professional fees, $113K in debt issuance costs related to DIP facility and $281K in other debt issuance costs.
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

Note 8—Accrued Expenses
Accrued expenses are comprised of the following:

	Successor
	June 30,	December 31,
	2010	2009
Accrued professional fees	$469,852	$147,410
Accrued compensation	291,959	7,208
Accrued interest	646,619	246,578
Dividend on preferred stock payable	48,750	42,740
Accrued other	157,307	100,324

Accrued expenses	$1,614,487	$544,260

Note 9—Equity
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
The aggregate purchase price paid by the Purchasers for the common stock and the warrants was $3,807,500. The Company used the proceeds for working capital purposes.
Viriathus Capital LLC and John Carris Investments LLC were co-placement agents for the transaction, and received cash compensation of $304,600 and warrants to purchase 406,133 shares of common stock at an exercise price of $0.75 per share upon the closing.
Redeemable Preferred Stock
In October 2009, the Successor Company completed an offering of Series A Preferred Stock, Class A Warrants and Class B Warrants (the “October 2009 Offering”). Each of the foregoing securities were subject to the “down-round” protection, which provisions require the lowering of the conversion price or exercise price, as applicable, to the purchase price in the current offering, or $0.75, and with respect to the warrants, the number of shares issuable under the warrants issued in the October 2009 Offering will be proportionately increased such that the aggregate exercise price payable, after taking into consideration the decrease in exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets because any holder of Series A Preferred Stock may require the Successor Company to redeem all of its Series A Preferred Stock in the event of a triggering event which is outside of the control of the Successor Company. The Successor Company records accrued dividends at a rate of 6% per annum on the Series A Preferred stock. A dividend payment of $91,000 was paid in April 2010 for the dividends accrued as of March 31, 2010. As of June 30, 2010, $48,750 is accrued for dividends payable.
Note 10—Warrants
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

The Successor Company recognizes these warrants as a liability at the fair value on each reporting date due to the “down-round” price protection provision. The Company measured the fair value of these warrants as of June 30, 2010, and recorded warrant income of $1.7 million resulting from the decrease in the liability associated with the fair value of the warrants for the three months ended June 30, 2010. The Company computed the value of the warrants using the Black-Scholes method. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreements renders these warrants to be no longer classified as a liability.
The fair market value of the warrants was computed using the Black-Scholes option-pricing model with the following key assumptions as of the dates indicated:

June 30,
2010
Expected life (years)	4.3-4.7 years
Interest rate	1.8%
Dividend yield	—
Volatility	64%
Warrant liability is comprised of the following as of June 30, 2010:

	Successor
	Number of	Fair Value of	Balance as of
	Warrants	Warrants	June 30, 2010
Preferred Stock Class A Warrants	1,083,333	$0.42	$457,352
Preferred Stock Class B Warrants	1,083,334	0.42	457,353
Preferred Stock Co-placement	433,333	0.42	182,942
Common Stock Warrants	5,076,667	0.39	1,955,424
Common Stock Placement Warrants	406,333	0.44	177,729

Total	8,083,000		$3,230,800

Warrant liability is comprised of the following as of December 31, 2009:

	Successor
	Number of	Fair Value of	Balance as of
	Warrants	Warrants	December 31, 2009
Preferred Stock Class A Warrants	501,543	$0.55	$275,378
Preferred Stock Class B Warrants	416,667	0.50	207,611
Preferred Stock Co-placement	250,000	0.61	152,287

Total	1,168,210		$635,276

Note 11—Equity-based Compensation
Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

	Successor	Successor
	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Stock option compensation expense for employees and directors	$222,011	$546,388
Restricted stock expense	18,000	36,000
Equity awards for nonemployees issued for services	33,206	51,597

Total stock-based compensation expense	$273,217	$633,985

On February 23, 2010, modifications were made to all fiscal year 2009 grants for directors and employees. The modifications provided for all options granted under the 2009 Plan in fiscal year 2009 to extend to a ten year term and allowed Directors to extend the exercise period after departure to one year. As a result of the modifications, the Successor Company recognized incremental compensation cost of approximately $156,000 in the six months ended June 30, 2010.
On February 1, 2010, the Successor Company granted options to purchase 1,650,000 shares of common stock to the chief executive officer. The weighted average fair market value using the Black-Scholes option-pricing model of these options granted was $0.63.
On April 1, 2010 and June 16, 2010, the Successor Company granted options to purchase 800,000 shares of common stock to a director and consultants. The weighted average fair market value using the Black-Scholes option-pricing model of these options granted was $0.46. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Successor
Three Months Ended
June 30, 2010
Expected life (years)	3.7 years
Interest rate	1.6%
Dividend yield	—
Volatility	64%
There were no stock options exercised during the three and six months ended June 30, 2010.
The total fair value of shares vested during the second quarter 2010 was $0.1 million. As of June 30, 2010, there was $0.8 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2010, there was $0.4 million of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.

Restricted stock
As of June 30, 2010, there was $0.1 million of total unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.17 years.
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

	Segment
	Successor		Successor
Three Months Ended June 30, 2010	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$264,062	$264,062

Segment loss from continuing operations	$(1,676,370)	$(21,393)	$(1,697,763)

Supplemental information related to continuing operations

Depreciation and amortization expense	$2,288	$—	$2,288

	Segment
	Successor		Successor
Six Months Ended June 30, 2010	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$473,132	$473,132

Segment loss from continuing operations	$(6,402,918)	$(10,488)	$(6,413,406)

Supplemental information related to continuing operations

Depreciation and amortization expense	$3,140	$—	$3,140
Total assets as of June 30, 2010	6,858,898	641,244	7,500,142
Property and equipment, net	26,535	—	26,535
Intangible assets	6,340,656	—	6,340,656
An intercompany receivable as of June 30, 2010, of $1.0 million, due from the Agera segment to the Fibrocell Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Fibrocell Technologies, as well as Agera working capital needs provided by Fibrocell Technologies, and has been excluded from total assets of the Fibrocell Therapy segment in the above table. There is no intersegment revenue. Total assets on the consolidated balance sheet at June 30, 2010 are approximately $7.5 million.

	Segment
	Predecessor		Predecessor
Three Months Ended June 30, 2009	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$248,991	$248,991

Segment loss from continuing operations	$(2,952,319)	$(23,167)	$(2,975,486)

	Segment
	Predecessor		Predecessor
Six Months Ended June 30, 2009	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$407,880	$407,880

Segment loss from continuing operations	$(5,967,059)	$(93,434)	$(6,060,493)

Supplemental information related to continuing operations

Depreciation and amortization expense	$—	$—	$—
Total assets, including assets from discontinued operations as of June 30, 2009	1,428,547	810,744	2,239,291
Property and equipment, net	—	—	—
Intangible assets, net	—	—	—

An intercompany receivable of $0.9 million, due from the Agera segment to the Isolagen Therapy segment as of June 30, 2009, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Isolagen, as well as Agera working capital needs provided by Isolagen, and has been excluded from total assets of the Isolagen Therapy segment in the above table. Total assets on the consolidated balance sheet at June 30, 2009 are approximately $2.2 million, which includes assets of discontinued operations of less than $0.1 million.
Geographical information concerning the Successor Company’s and Predecessor Company’s operations and assets are as follows:

	Revenue	Revenue
	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
United States	$61,654	$73,143
United Kingdom	149,123	165,067
Other	53,285	10,781

	$264,062	$248,991

	Revenue	Revenue
	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
United States	$121,848	$146,633
United Kingdom	290,790	224,111
Other	60,494	37,136

	$473,132	$407,880

During the three months ended June 30, 2010, revenue from one foreign customer and one domestic customer represented 75% and 16% of consolidated revenue, respectively. During the three months ended June 30, 2009, revenue from one foreign customer and one domestic customer represented 66% and 20% of consolidated revenue, respectively.
During the six months ended June 30, 2010, revenue from one foreign customer and one domestic customer represented 72% and 18% of consolidated revenue, respectively. During the six months ended June 30, 2009, revenue from one foreign customer and one domestic customer represented 55% and 24% of consolidated revenue, respectively.
As of June 30, 2010 and December 31, 2009, one foreign customer represented 86% and 87%, respectively, of accounts receivable, net.
Note 13—Subsequent Events
The Company submitted on August 9, 2010, a clinical study report for its Phase II/III study of azficel-T for the treatment of moderate to severe acne scars to the U.S. Food & Drug Administration.

Effective July 20, 2010, the board of directors of the Company approved the appointment of George J. Korkos, M.D., D.D.S., F.A.C.S. to the Company’s board of directors. On his appointment, Dr. Korkos received an option to purchase 200,000 shares of Company common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of issuance, of which 100,000 shares vest immediately and 100,000 shares vest in twelve months.
On July 16, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company agreed to sell to the Purchasers in the aggregate: (i) 2,702 shares of Series B Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series B Preferred”), and (ii) warrants to purchase 4,503,334 shares of Company common stock (“Common Stock”) at an exercise price of $0.8054 per share (the “Warrants”).
The aggregate purchase price paid by the Purchasers for the Series B Preferred and the Warrants was $2,702,000 (representing $1,000 for each share of Series B Preferred together with the Warrants). The Company intends to use the proceeds for working capital purposes.
Viriathus Capital LLC and John Carris Investments LLC were co-placement agents for the Transaction, and received, in the aggregate, cash compensation of $216,160 and warrants to purchase 360,267 shares of Common Stock at an exercise price of $0.60 per share.
With the completion of the July 2010 financing, the Series A Preferred Stock, completed in October 2009 and the common stock financing, completed in March 2010, are both subject to the “down-round” protection provision which will require the lowering of the conversion price or exercise price, as applicable, to the shares and warrants. Due to the anti-dilution provisions in the warrants, the number of shares underlying the warrants will also be proportionately increased.

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
Overview
We are an aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Fibrocell process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication is for the treatment of nasolabial folds wrinkles (United States adopted name, or USAN, is azficel-T) and has completed Phase III clinical studies, and the related Biologics License Application, or BLA, has been submitted to the Food and Drug Administration, or FDA. In October 2009, the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee reviewed this indication. On December 21, 2009, Fibrocell received a Complete Response letter from the FDA related to the BLA for azficel-T, an autologous cell therapy for the treatment of moderate to severe nasolabial fold wrinkles in adults. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The histology study (IT-H-001) will evaluate tissue treated with azficel-T as compared to tissue treated with sterile saline (placebo). The study will also provide information about the skin after treatment, including evaluation of collagen and elastin fibrils, and cellular structure of the sampled tissues. The Company submitted a proposed protocol concerning a histopathological study on biopsied samples to the FDA and to the Company’s Investigational Review Board (“IRB”). The IRB has approved the protocol and the Company received the comments from the FDA on the protocol in May 2010.
On May 13, 2010, the Company announced the initiation of a small histology study of azficel-T, an autologous cell therapy currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of moderate to severe nasolabial fold wrinkles. The study has a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006). The Company announced on July 8, 2010, the completion of enrollment of and first treatment visits for participants in its histology study of azficel-T. The second treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of July.
The Complete Response letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures.
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
Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going-concern. At June 30, 2010, we had cash and cash equivalents of approximately $0.3 million and negative working capital of $1.3 million. In early July 2010, we raised approximately $2.7 million less fees as a result of the issuance of preferred stock and warrants. We believe that our existing capital resources are adequate to sustain our operation through approximately mid-September 2010. As such, we will require additional cash resources prior to or during approximately mid- September 2010, or we will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

Through June 30, 2010, we have been primarily engaged in developing our initial product technology. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2010. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Successor Company and the offering terms. Our ability to complete an offering is also dependent on the status of our FDA regulatory milestones and our clinical trials, and in particular, the status of our indication for the treatment of nasolabial fold wrinkles and the status of the related BLA, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing or capital prior to or during approximately mid- September 2010. If we do not obtain additional funding, or do not anticipate additional funding, prior to or during approximately mid- September 2010, we will likely enter into bankruptcy and/or cease operations. Further, if we do raise additional cash resources prior to mid- September 2010, it may be raised in contemplation of or in connection with bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
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
Aesthetic Development Programs
Nasolabial Fold Wrinkles — Phase III Trials: In October 2006, we reached an agreement with the FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial fold wrinkles (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including subject numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials evaluated the efficacy and safety of our Fibrocell therapy (USAN name — azficel-T) against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. The injections were completed in January 2008 and the trial data results were disclosed in October 2008. The Phase III trial data results indicated statistically significant efficacy results for the treatment of nasolabial fold wrinkles. The Phase III data analysis, including safety results, was disclosed in October 2008. We submitted the related BLA to the FDA in March 2009. In May 2009, the FDA accepted our BLA submission for filing. On October 9, 2009, the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee reviewed azficel-T. The committee voted 11 “yes” to 3 “no” that the data presented on azficel-T demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety, both for the proposed indication. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. On December 21, 2009, Fibrocell Science received a Complete Response letter from the FDA related to the BLA for azficel-T. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The histology study (IT-H-001) will evaluate tissue treated with azficel-T as compared to tissue treated with sterile saline (placebo). The study will also provide information about the skin after treatment, including evaluation of collagen and elastin fibrils, and cellular structure of the sampled tissues. The Company submitted a proposed protocol concerning a histopathological study on biopsied samples to the FDA and to the Company’s Investigational Review Board (“IRB”). The IRB has approved the protocol and the Company received the comments from the FDA on the protocol in May 2010. The Company submitted a proposed protocol concerning a histopathological study on biopsied samples to the FDA and to the Company’s Investigational Review Board (“IRB”). The IRB has approved the protocol and the Company received the comments from the FDA on the protocol in May 2010.
On May 13, 2010, the Company announced the initiation of a small histology study (IT-H-001) of azficel-T, an autologous cell therapy currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of moderate to severe nasolabial fold wrinkles. The study has a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006). The Company announced on July 8, 2010, the completion of enrollment of and first treatment visits for participants in its histology study of azficel-T. The second treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of July.
The Complete Response letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures regarding shipping practices, and proposed labeling. The Company is currently working on obtaining the finalized CMC information for the FDA as well as the revised policies and procedures regarding shipping practices and the proposed labeling.
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

In connection with this acne scar program, the Predecessor Company developed a photo guide for use in the evaluators’ assessment of acne study subjects. The Predecessor Company had originally designed the acne scar clinical program as two randomized, double-blind, Phase III, placebo-controlled trials. However, our evaluator assessment scale and photo guide have not previously been utilized in a clinical trial. In November 2007, the FDA recommended that the Predecessor Company consider conducting a Phase II study in order to address certain study issues, including additional validation related to our evaluator assessment scale. As such, the Predecessor Company modified our clinical plans to initiate a single Phase II/III trial. This Phase II/III study, was powered to demonstrate efficacy, and has allowed for a closer assessment of the evaluator assessment scale and photo guide that is ongoing. The Successor Company submitted on August 9, 2010, a clinical study report for its Phase II/III study of azficel-T for the treatment of moderate to severe acne scars to the FDA. The next step is to initiate a discussion with the FDA concerning the validation of the evaluator assessment scale and agree the path forward. These steps will be subject to obtaining sufficient financial resources.
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
Critical Accounting Policies
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our critical accounting policies and estimates.

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
Recently Issued Accounting Pronouncements
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the guidance to determine the impact on the Company’s results of operations, cash flows, and financial position.
In March 2010, the FASB ratified ASU 2010-17, Milestone Method of Revenue Recognition, that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Task Force agreed that whether a milestone is substantive is a judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new guidance will be effective for interim and annual periods beginning on or after June 15, 2010. We are currently evaluating the guidance to determine the impact on the Company’s results of operations, cash flows, and financial position.

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
For discussions on the results of operations, the Successor Company has compared the results of operations for the three and six months ended June 30, 2010, with the results of operations for the three and six months ended June 30, 2009. The Successor Company believes that the comparison of the financial results provide management and investors a more meaningful analysis of the Company’s performance and trends.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in Part 1, Item 1 of this report.
Results of Operations—Comparison of the three months ended June 30, 2010 and 2009
REVENUES. Revenue remained relatively constant at $0.3 million for the three months ended June 30, 2010 and 2009. Our revenue from continuing operations is from the operations of Agera, which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology. For the three months ended June 30, 2010 and 2009, 75% and 66%, respectively, of Agera’s revenue were to one foreign customer. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer.
COST OF SALES. Cost of sales increased approximately $0.1 million to $0.2 million for the three months ended June 30, 2010 as compared to $0.1 million for the three months ended June 30, 2009. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 67% for the three months ended June 30, 2010 and 43% for the three months ended June 30, 2009. Cost of sales as a percentage of revenue has increased primarily due to increased costs of components.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.7 million, or 70%, to $1.8 million for the three months ended June 30, 2010 as compared to $1.1 million for the three months ended June 30, 2009. The increase primarily relates to a $0.4 million increase in payroll related expenses and $0.3 million increase related to consultants for financing and marketing, office expenses and promotion expense.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1.0 million, or 204%, to $1.5 million for the three months ended June 30, 2010 as compared to $0.5 for the three months ended June 30, 2009. The increase primarily relates to a $0.2 million increase in payroll related expenses, $0.6 million increase in consulting fees and a $0.2 million increase in laboratory costs associated with clinical and manufacturing activities in our Exton, Pennsylvania location. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Fibrocell Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception (December 28, 1995) to date cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of June 30, 2010, for the Successor Company was $4.5 million.
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
LOSS FROM DISCONTINUED OPERATIONS. Discontinued operations had a loss of less than $0.1 million for the three months ended June 30, 2010 as compared to a loss of $0.1 million for the three months ended June 30, 2009. Administrative costs related primarily to the Swiss operations comprised approximately less than $0.1 million during the three months ended June 30, 2010 and $0.1 million for the three months ended June 30, 2009.
REORGANIZATION ITEMS, NET. On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc., filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Note 1 in the accompanying Consolidated Financial Statements. There were no reorganization costs for the three months ended June 30, 2010 as compared to reorganization costs of $0.6 million recorded for the three months ended June 30, 2009, which were comprised primarily of legal fees and the unamortized debt acquisition costs, as of the date of the bankruptcy filing, related to the pre-petition 3.5% Convertible Subordinated Notes.
INTEREST EXPENSE. Interest expense decreased $0.8 million to $0.2 million for the three months ended June 30, 2010, as compared to $1.0 million for the three months ended June 30, 2009. Our 2010 interest expense is related to our $6.0 million (in original principal amount) 12.5% notes. Our 2009 interest expense is related to our 3.5% convertible subordinated notes, of which $79.2 million was outstanding at June 30, 2009, as well as the related amortization of deferred debt issuance costs of $0.4 million, for the three months ended June 30, 2009. With the emergence out of bankruptcy, the 3.5% convertible subordinated notes were exchanged for $6.0 million of debt and 3,960,000 shares of the new common stock.
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders decreased approximately $1.4 million to a net loss of $1.7 million for the three months ended June 30, 2010, as compared to a net loss of $3.1 million for the three months ended June 30, 2009. This decrease in loss primarily represents the recording of the revaluation of the warrant liability for the preferred stock issued in October 2009 and the warrant liability attached to the common shares issued in March 2010.
Results of Operations—Comparison of the six months ended June 30, 2010 and 2009
REVENUES. Revenue increased approximately $0.1 million for the six months ended June 30, 2010 to $0.5 million as compared to $0.4 million for the six months ended June 30, 2009. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology. For the six months ended June 30, 2010 and 2009, 72% and 55%, respectively, of Agera’s revenue were to one foreign customer. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer. Due to our financial statement presentation of our United Kingdom operation as a discontinued operation, our revenue for all periods presented is representative of only Agera, as all historical United Kingdom revenue is reflected in loss from discontinued operations.

COST OF SALES. Cost of sales increased approximately $0.1 million to $0.3 million for the six months ended June 30, 2010 as compared to $0.2 million for the six months ended June 30, 2009. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 58% and 42% for the six months ended June 30, 2010 and 2009, respectively. Cost of sales as a percentage of revenue has increased primarily due to the impact of a physical inventory adjustment in the first quarter of 2010 and increased costs of components.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $1.5 million, or 69%, to $3.8 million for the six months ended June 30, 2010 as compared to $2.3 million for the six months ended June 30, 2009. The increase primarily relates to a $0.7 million increase in payroll related expenses, $0.5 million increase related to general and administrative expenses associated with consultants for financing and marketing as well as office expenses and $0.3 million increase related to legal expenses. Legal expenses for the six months ended June 30, 2009 were ($0.1) million due to a $0.3 million reimbursement received from our insurance carrier related to defense costs associated with our class action and derivative matters. Had we not received this reimbursement, legal expenses for the six months ended June 30, 2010 and June 30, 2009 would have been consistent at $0.2 million.
RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1.2 million, or 79%, to $2.7 million for the six months ended June 30, 2010 as compared to $1.5 for the six months ended June 30, 2009. The increase primarily relates to a $0.3 million increase in payroll related expenses, $0.6 million increase in consulting fees and $0.3 million increase in laboratory costs associated with clinical and manufacturing activities in our Exton, Pennsylvania location. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Fibrocell Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception (December 28, 1995) to date cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of June 30, 2010, for the Successor Company was $4.5 million.
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
LOSS FROM DISCONTINUED OPERATIONS. Discontinued operations had a loss of less than $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively. Administrative costs related primarily to the Swiss operations comprised approximately less than $0.1 million and $0.2 million during the six months ended June 30, 2010 and 2009, respectively.
REORGANIZATION ITEMS, NET. On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc., filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Note 1 in the accompanying Consolidated Financial Statements. A reorganization gain, net of reorganization costs, of less than $0.1 million was recorded for the six months ended June 30, 2010, which was comprised primarily of administrative costs offset by the gain of discharge of liabilities. Reorganization costs of $0.6 million were recorded for the six months ended June 30, 2009, which were comprised primarily of legal fees and the unamortized debt acquisition costs, as of the date of the bankruptcy filing, related to the pre-petition 3.5% Convertible Subordinated Notes.
INTEREST EXPENSE. Interest expense decreased $1.5 million to $0.4 million for the six months ended June 30, 2010, as compared to $1.9 million for the six months ended June 30, 2009. Our 2010 interest expense is related to our $6.0 million (in original principal amount) 12.5% notes. Our 2009 interest expense is related to our 3.5% convertible subordinated notes, of which $79.2 million was outstanding at June 30, 2009, as well as the related amortization of deferred debt issuance costs of $0.6 million, for the six months ended June 30, 2009. With the emergence out of bankruptcy, the 3.5% convertible subordinated notes were exchanged for $6.0 million of debt and 3,960,000 shares of the new common stock.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders increased approximately $0.2 million to a net loss of $6.4 million for the six months ended June 30, 2010, as compared to a net loss of $6.2 million for the six months ended June 30, 2009.
Liquidity and Capital Resources
Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2010 and 2009, respectively, were as follows:

	Six Months Ended June 30,
	2010	2009
	(in millions)
Cash flows from operating activities	$(4.4)	$(3.1)
Cash flows from investing activities	—	—
Cash flows from financing activities	3.3	1.3
OPERATING ACTIVITIES. Cash used in operating activities during the six months ended June 30, 2010 amounted to $4.4 million, an increase of $1.3 million over the six months ended June 30, 2009. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $1.0 million, in addition to a decrease of $0.3 million of operating cash inflows from changes in operating assets and liabilities.
Our negative operating cash flows for the six months ended June 30, 2010 were funded from cash on hand at December 31, 2009, which were primarily the result of previously completed debt and equity offerings as well as funds received from the secured bridge loan, DIP financing, exit financing and the funds received for the issuance of preferred stock in 2009. Funds were also received from the proceeds of the issuance of common stock in March 2010, discussed further below.
INVESTING ACTIVITIES. Less than $0.1 million cash was provided by or used for investing activities during the six months ended June 30, 2010 and the six months ended June 30, 2009.
FINANCING ACTIVITIES. There was $3.3 million, net of fees, cash proceeds from financing activities during the six months ended June 30, 2010, as compared to cash received of $1.3 million from financing activities during the six months ended June 30, 2009. In March 2010, we sold to investors in the aggregate 5,076,664 shares of Company common stock at a purchase price of $0.75 per share. Each purchaser also received a warrant to purchase the same number of shares of common stock acquired in the offering at an exercise price of $0.98 per share.
Working Capital
As of June 30, 2010, we had cash and cash equivalents of approximately $0.3 million and negative working capital of $1.3 million. As discussed in the above paragraph, in early March 2010, we raised approximately $3.4 million, net of fees as a result of the issuance of common stock and warrants.
In early July 2010, the Successor Company raised approximately $2.7 million less fees as a result of the issuance of preferred stock and warrants. We believe that our existing capital resources are adequate to sustain our operation through approximately mid-September 2010. As such, we will require additional cash resources prior to or during approximately mid- September 2010, or we will likely cease operations. Even if we are able to obtain financing prior to mid- September 2010, we will need to access the capital markets in the future in order to continue to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to us or available at all. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

Factors Affecting Our Capital Resources
Inflation did not have a significant impact on the Company’s results during the six months ended June 30, 2010.
Off-Balance Sheet Transactions
We do not engage in material off-balance sheet transactions.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.
Foreign Exchange Rate Risk
We do not believe that we have significant foreign exchange rate risk at June 30, 2010.
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
Date: August 13, 2010