Form 10-Q
period 2010-09-30
Fibrocell Science, Inc.
filed 2010-11-15
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of November 9, 2010, issuer had 20,375,343 shares issued and outstanding of common stock, par value $0.001.

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Successor Balance Sheets (unaudited) September 30, 2010 and December 31, 2009	1

Consolidated Statements of Operations (unaudited) Three months ended September 30, 2010 (Successor Company), one month ended September 30, 2009 (Successor Company) and two months ended August 31, 2009 (Predecessor Company)	2

Consolidated Statements of Operations (unaudited) Nine months ended June 30, 2010 (Successor Company), cumulative period from inception (September 1, 2009) to September 30, 2010 (Successor Company), one month ended September 30, 2009 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	3

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) From inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to September 30, 2010 (Successor Company) (unaudited)	4

Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2010 (Successor Company), cumulative period from inception (September 1, 2009) to September 30, 2010 (Successor Company), one month ended September 30, 2009 (Successor company), eight months ended August 31, 2009 (Predecessor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	16

Notes to Unaudited Consolidated Financial Statements	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	48

Item 4. Controls and Procedures	48

Part II. Other Information

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 5. Other Information	49

Item 6. Exhibits	49

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial statements.
Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Successor Balance Sheets
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$205,083	$1,362,488
Accounts receivable, net	278,815	269,759
Inventory, net	208,111	226,032
Prepaid expenses and other current assets	562,957	525,024

Total current assets	1,254,966	2,383,303
Property and equipment, net of accumulated depreciation of $5,612 and $0, respectively	24,062	—
Other assets	250	250
Intangible assets	6,340,656	6,340,656

Total assets	$7,619,934	$8,724,209

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit and Noncontrolling Interest
Current liabilities:
Current debt	$—	$47,795
Accounts payable	1,073,376	245,023
Accrued expenses	2,094,432	544,260

Total current liabilities	3,167,808	837,078
Long-term debt	6,000,060	6,000,060
Deferred tax liability	2,500,000	2,500,000
Warrant liability	4,653,838	635,276
Other long-term liabilities	284,007	369,210

Total liabilities	16,605,713	10,341,624

Commitments and contingencies

Preferred stock series A, $0.001 par value; 9,000 shares authorized; 3,250 shares issued and outstanding	2,365,309	2,511,070
Preferred stock series B, $0.001 par value; 9,000 shares authorized; 2,977 shares issued and outstanding	391,766	—
Preferred stock series B, $0.001 par value; subscription receivable	(792,000)	—

Fibrocell Science, Inc. shareholders’ deficit:
Successor common stock, $0.001 par value; 250,000,000 shares authorized	19,769	14,692
Additional paid-in capital	1,924,899	508,347
Accumulated deficit during development stage	(13,331,244)	(5,049,999)

Total Fibrocell Science, Inc. shareholders’ deficit	(11,386,576)	(4,526,960)

Noncontrolling interest	435,722	398,475

Total deficit and noncontrolling interest	(10,950,854)	(4,128,485)

Total liabilities, preferred stock, shareholders’ deficit and noncontrolling interest	$7,619,934	$8,724,209

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Successor	Successor	Predecessor
	For the three months	For the one month	For the two months
	ended September 30,	ended September 30,	ended August 31,
	2010	2009	2009
Revenue
Product sales	$243,677	$75,029	$130,740

Total revenue	243,677	75,029	130,740
Cost of sales	118,916	53,323	252,420

Gross profit	124,761	21,706	(121,680)
Selling, general and administrative expenses	1,583,418	1,372,122	1,158,959
Research and development expenses	1,387,466	556,242	614,511

Operating loss	(2,846,123)	(1,906,658)	(1,895,150)
Other income (expense)
Interest income	—	1	1
Reorganization items, net	—	—	74,132,188
Other expense	—	—	(6,243)
Warrant income	1,265,571	—	—
Interest expense	(211,919)	(58,333)	(290,063)

Income (loss) from continuing operations	(1,792,471)	(1,964,990)	71,940,733

Income (loss) from discontinued operations, net of tax	(8,575)	5,799	216,203

Net income (loss)	(1,801,046)	(1,959,191)	72,156,936

Net income (loss) attributable to noncontrolling interest	(20,859)	1,644	(214,292)

Net income (loss) attributable to Fibrocell Science, Inc. common shareholders	(1,821,905)	$(1,957,547)	$71,942,644

Per share information:

Income (loss) from continuing operations-basic and diluted	$(0.09)	$(0.13)	$1.85

Net income (loss) attributable to common shareholders per common share—basic and diluted	$(0.09)	$(0.13)	$1.85

Weighted average number of basic and diluted common shares outstanding	19,557,842	14,666,666	38,820,380

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Successor	Successor	Successor	Predecessor	Predecessor
			Cumulative period		Cumulative period
	For the nine	For the one	from September 1,		from December 28,
	months ended	month ended	2009 (date of	For the eight	1995 (date of
	September 30,	September 30,	inception) to	months ended	inception) to
	2010	2009	September 30, 2010	August 31, 2009	August 31, 2009
Revenue
Product sales	$716,809	$75,029	$1,046,750	$538,620	$4,818,994
License fees	—	—	—	—	260,000

Total revenue	716,809	75,029	1,046,750	538,620	5,078,994
Cost of sales	395,351	53,323	577,399	424,139	2,279,335

Gross profit	321,458	21,706	469,351	114,481	2,799,659
Selling, general and administrative expenses	5,424,661	1,372,122	8,133,017	3,427,374	84,805,520
Research and development expenses	4,053,817	556,242	5,877,013	2,107,718	56,269,869

Operating loss	(9,157,020)	(1,906,658)	(13,540,679)	(5,420,611)	(138,275,730)
Other income (expense)
Interest income	—	1	1	248	6,989,539
Reorganization items, net	3,303	—	(69,174)	73,538,984	73,538,984
Other income (expense)	—	—	—	(6,243)	316,338
Warrant income	1,560,757	—	1,241,673	—	—
Interest expense	(612,917)	(58,333)	(860,091)	(2,232,138)	(18,790,218)

Income (loss) from continuing operations before income taxes	(8,205,877)	(1,964,990)	(13,228,270)	65,880,240	(76,221,087)
Income tax benefit	—	—	—	—	190,754

Income (loss) from continuing operations	(8,205,877)	(1,964,990)	(13,228,270)	65,880,240	(76,030,333)
Income (loss) from discontinued operations	(38,121)	5,799	(50,234)	46,923	(41,091,311)

Net income (loss)	(8,243,998)	(1,959,191)	(13,278,504)	65,927,163	(117,121,644)
Deemed dividend associated with beneficial conversion	—	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	—	(1,589,861)
Net income/(loss) attributable to noncontrolling interest	(37,247)	1,644	(52,740)	(205,632)	1,799,523

Net income (loss) attributable to Fibrocell Science, Inc. common shareholders.	$(8,281,245)	$(1,957,547)	$(13,331,244)	$65,721,531	$(128,335,806)

Per share information:
Income (loss) from continuing operations-basic and diluted	$(0.45)	$(0.13)	$(0.77)	$1.72	$(4.30)
Loss from discontinued operations-basic and diluted	—	—	—	—	(2.32)
Income attributable to noncontrolling interest	—	—	(0.01)	—	0.10

Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	(0.65)
Preferred stock dividends	—	—	—	—	(0.09)

Net income (loss) attributable to common shareholders per common share—basic and diluted	$(0.45)	$(0.13)	$(0.78)	$1.72	$(7.26)

Weighted average number of basic and diluted common shares outstanding	18,291,301	14,666,666	17,104,057	38,230,886	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

											Accumulated
	Series A		Series B								Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96 (Predecessor)	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97(Predecessor)	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98 (Predecessor)	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99 (Predecessor)	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00 (Predecessor)	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03 (Predecessor)	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04 (Predecessor)	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05 (Predecessor)	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06 (Predecessor)	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100

Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07 (Predecessor)	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815

Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08 (Predecessor)	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock – 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock – 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912

Comprehensive income:

Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	$—	—	$—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	$—	—	$—	—	$—	$(7,688,831)	—	$—	$—	$—	$382,982	$(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	$—	—	$—	11,400,000	$11,400	$(2,228,231)	—	$—	$—	$—	$382,982	$(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Issuance of common stock on Oct. 28, 2009	—	—	—	—	25,501	25	58,627	—	—	—	—	—	58,652
Compensation expense on shares issued to management	—	—	—	—	600,000	600	167,400	—	—	—	—	—	168,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	326,838	—	—	—	—	—	326,838
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	386,380	—	—	—	—	—	386,380

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(5,049,999)	15,493	(5,034,506)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,034,506)

Balance 12/31/09 (Successor)	—	$—	—	$—	14,692,167	$14,692	$508,347	—	$—	$—	$(5,049,999)	$398,475	$(4,128,485)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Issuance of 5.1 million shares of common stock in March 2010, net of issuance costs of $338,100	—	$—	—	$—	5,076,664	$5,077	$3,464,323	—	$—	$—	$—	$—	$3,469,400
Warrant fair value associated with common shares issued in March 2010	—	—	—	—	—	—	(2,890,711)	—	—	—	—	—	(2,890,711)
Compensation expense on shares issued to management – 1Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-1Q10	—	—	—	—	—	—	324,377	—	—	—	—	—	324,377
Compensation expense on option awards issued to non-employees-1Q10	—	—	—	—	—	—	18,391	—	—	—	—	—	18,391
Compensation expense on shares issued to management – 2Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q10	—	—	—	—	—	—	222,011	—	—	—	—	—	222,011
Compensation expense on option awards issued to non-employees-2Q10	—	—	—	—	—	—	33,206	—	—	—	—	—	33,206
Compensation expense on shares issued to management – 3Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-3Q10	—	—	—	—	—	—	183,231	—	—	—	—	—	183,231
Compensation expense on option awards issued to non-employees-3Q10	—	—	—	—	—	—	7,724	—	—	—	—	—	7,724

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(8,281,245)	37,247	(8,243,998)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,243,998)

Balance 9/30/10 (Successor)	—	$—	—	$—	19,768,831	$19,769	$1,924,899	—	$—	$—	$(13,331,244)	$435,722	$(10,950,854)

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Successor	Successor	Successor	Predecessor	Predecessor
			Cumulative		Cumulative
			period from		period from
			September 1,		December 28,
	Nine months	One month	2009 (date of	Eight months	1995 (date of
	ended	ended	inception) to	ended	inception) to
	September 30,	September 30,	September 30,	August 31,	August 31,
	2010	2009	2010	2009	2009
Cash flows from operating activities:
Net (loss) income	$(8,281,245)	$(1,957,547)	$(13,331,244)	$65,721,531	$(115,322,121)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Reorganization items, net	—	—	72,477	(74,648,976)	(74,648,976)
Expense related to equity awards and issuance of stock	842,940	745,616	1,724,158	583,453	10,608,999
Warrant income	(1,560,757)	—	(1,241,673)	—	—
Uncompensated contribution of services	—	—	—	—	755,556
Depreciation and amortization	5,612	—	5,612	—	9,091,990
Provision for doubtful accounts	(12,839)	668	(59,458)	501	337,810
Provision for excessive and/or obsolete inventory	(51,165)	5,126	(39,501)	169,085	259,427
Amortization of debt issue costs	—	—	—	985,237	4,107,067
Amortization of debt discounts on investments	—	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	—	—	17,668,477

Foreign exchange (gain) loss on substantial liquidation of foreign entity	(3,031)	(7,084)	(5,645)	30,012	(2,256,408)
Net loss (income) attributable to non-controlling interest	37,247	(1,644)	52,740	205,632	(1,799,523)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in accounts receivable	3,783	15,226	27,327	91,666	(91,496)
Decrease (increase) in other receivables	(105)	4,126	4,635	23,632	218,978
Decrease (increase) in inventory	69,086	23,508	100,009	29,543	(455,282)
Decrease (increase) in prepaid expenses	(37,812)	(301,488)	(282,717)	628,197	34,341
Decrease (increase) in other assets	—	4,120	4,120	(112,441)	71,000
Increase (decrease) in accounts payable	828,353	4,184	935,975	(230,592)	57,648
Increase (decrease) in accrued expenses, liabilities subject to compromise and other liabilities	1,228,707	(192,824)	802,913	1,868,162	3,311,552
Decrease in deferred revenue	—	—	—	(7,522)	(50,096)

Net cash used in operating activities	(6,931,226)	(1,658,013)	(11,230,272)	(4,662,880)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	—	—	(2,016,520)
Purchase of property and equipment	(29,675)	—	(29,675)	—	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	—	—	6,542,434
Purchase of investments	—	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	—	153,507,000

Net cash used in investing activities	(29,675)	—	(29,675)	—	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	—	135,667
Proceeds from the issuance of preferred stock, net	—	—	—	—	12,931,800
Proceeds from the issuance of redeemable preferred stock series A, net	—	—	2,870,000	—	—
Proceeds from the issuance of redeemable preferred stock series B, net	2,388,168	—	2,388,168	—	—
Deposit received for issuance of shares in October 2010	130,000	—	130,000	—	—
Proceeds from the issuance of common stock, net	3,469,400	1,800,000	5,269,400	—	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	—	—	(360,872)	(360,872)
Proceeds from secured loan	—	—	—	500,471	500,471
Proceeds from debtor-in-possession loan	—	—	—	2,750,000	2,750,000
Payments on insurance loan	(47,795)	(8,304)	(69,686)	(63,983)	(79,319)
Cash dividends paid on preferred stock	(139,750)	—	(139,750)	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	—	(48,547)
Repurchase of common stock	—	—	—	—	(26,024,280)

Net cash provided by financing activities	5,800,023	1,791,696	10,448,132	2,825,616	170,137,276

Effect of exchange rate changes on cash balances	3,473	3,174	6,622	(6,760)	(36,391)
Net increase (decrease) in cash and cash equivalents	(1,157,405)	136,857	(805,193)	(1,844,024)	1,010,276

	Successor	Successor	Successor	Predecessor	Predecessor
			Cumulative		Cumulative
			period from		period from
			September 1,		December 28,
	Nine months	One month	2009 (date of	Eight months	1995 (date of
	ended	ended	inception) to	ended	inception) to
	September 30,	September 30,	September 30,	August 31,	August 31,
	2010	2009	2010	2009	2009
Cash and cash equivalents, beginning of period	1,362,488	1,010,276	1,010,276	2,854,300	—

Cash and cash equivalents, end of period	$205,083	$1,147,133	$205,083	$1,010,276	$1,010,276

Supplemental disclosures of cash flow information:
Predecessor cash paid for interest	$—	$—	$—	$—	$12,715,283

Successor cash paid for dividends	139,750	—	139,750	—	—

Non-cash investing and financing activities:
Predecessor deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$—	$—	$11,423,824

Predecessor preferred stock dividend	—	—	—	—	1,589,861

Successor accrued preferred stock dividend	85,183	—	85,183	—	—

Predecessor uncompensated contribution of services	—	—	—	—	755,556

Predecessor common stock issued for intangible assets	—	—	—	—	540,000

Predecessor common stock issued in connection with conversion of debt	—	—	—	10,814,000	10,814,000

Predecessor equipment acquired through capital lease	—	—	—	—	167,154

Successor/Predecessor financing of insurance premiums	—	—	81,517	—	87,623

Successor issuance of notes payable	—	—	—	6,000,060	6,000,060

Successor common stock issued in connection with reorganization	—	—	—	5,472,000	5,472,000

Successor intangible assets	—	—	—	6,340,656	6,340,656

Successor deferred tax liability in connection with fresh-start	—	—	—	2,500,000	2,500,000

Elimination of Predecessor common stock and fresh start adjustment	—	—	—	14,780,320	14,780,320

Successor subscription receivable	792,000	—	792,000	—	—
Successor accrued warrant liability	5,579,319	—	5,895,511	—	—

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
On May 13, 2010, the Company announced the initiation of a small histology study of azficel-T, an autologous cell therapy currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of moderate to severe nasolabial fold wrinkles. The study has a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006). The Company announced on July 8, 2010, the completion of enrollment of and first treatment visits for participants in its histology study of azficel-T. The second treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of July. The third treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of August.
The Complete Response letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures.
The Company anticipates filing its response to the FDA’s Complete Response letter by the end of 2010. There is no assurance that the FDA will accept the Company’s response as it may find that the Company’s response does not provide sufficient information to address its Complete Response letter. Even if the FDA accepts the Company’s response for complete evaluation, there is no assurance that it will approve our product. The FDA, under the Prescription Drug User Fee Act (“PDUFA”), has a target six months review window to completely evaluate the Company’s response upon acceptance of the response.
Basis of Presentation
For discussions on the results of operations, the Successor Company has compared the three and nine months ended September 30, 2010 (Successor Company) to the three and nine months ended September 30, 2009 (Predecessor Company). The Successor Company believes that the financial results provide management and investors a more meaningful analysis of the Successor Company’s performance and trends for comparative purposes.
The consolidated financial statements and notes thereto presented herein are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2010, and the results of its operations and cash flows for the nine months ended September 30, 2010 and the cumulative period from September 1, 2009 (date of inception) to September 30, 2010. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

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
Note 3—Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At September 30, 2010, the Successor Company had cash and cash equivalents of approximately $0.2 million and negative working capital of $1.1 million. In early July 2010, the Successor Company raised approximately $2.7 million less fees as a result of the issuance of preferred stock and warrants. In early September 2010, the Successor Company raised approximately $0.7 million less fees as a result of the issuance of preferred stock and warrants. The Successor Company has also raised approximately $1.0 million less fees as the result of the issuance of preferred stock and warrants in the period from October 1, 2010 to November 12, 2010.
The Company has not yet received $0.7 million in subscription proceeds from the above raises. Although the Company believes that these outstanding funds will be received, there is no guarantee that these funds will be received.

As of November 12, 2010, the Company had cash and cash equivalents of approximately $0.2 million and liabilities of approximately $1.6 million. Thus, the Successor Company will require to raise additional cash resources in the very near future, or it will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if the Successor Company raises additional cash resources in the very near future, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Through September 30, 2010, the Successor Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2010. During the nine months ended September 30, 2010, the Successor Company financed its operations primarily through its existing cash, but as discussed above it now requires additional financing. There is substantial doubt about the Successor Company’s ability to continue as a going concern.
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
As a result of the conditions discussed above, and in accordance with GAAP, there exists substantial doubt about the Successor Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the very near future. If the Successor Company does not obtain additional funding, or does not anticipate additional funding, in the very near future, it will likely enter into bankruptcy and/or cease operations. Further, if it does raise additional cash resources in the very near future, it may be raised in contemplation of or in connection with bankruptcy. If the Successor Company enters into bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and its creditors, including preferred stock, will receive significantly less than what is owed to them.
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
Concentration of Credit Risk
As of September 30, 2010, the Successor Company maintains the majority of its cash primarily with one major U.S. domestic bank. The amounts held in this bank do not exceed the insured limit of $250,000. The terms of these deposits are on demand to minimize risk. The Successor Company has not incurred losses related to these deposits. Cash and cash equivalents of approximately $0.1 million, related to Agera and the Successor Company’s Swiss subsidiary, is maintained in two separate financial institutions. The Successor Company invests these funds primarily in demand deposit accounts.

Allowance for Doubtful Accounts
The Successor Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. One foreign customer represents 89% and 87% of accounts receivable, net, at September 30, 2010 and December 31, 2009, respectively. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Successor Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.
The allowance for doubtful accounts was $24,259 and $37,098 at September 30, 2010 and December 31, 2009, respectively.
Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. At September 30, 2010, Agera’s inventory of $0.2 million consisted of $0.1 million of raw materials and $0.1 million of finished goods. At December 31, 2009, Agera’s inventory of $0.2 million consisted of $0.2 million of raw materials and less than $0.1 million of finished goods.
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
Intangible assets
Intangible assets are research and development assets related to the Successor Company’s primary study that was recognized upon emergence from bankruptcy (see Note 5). Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows. There was no impairment of the intangible assets as of September 30, 2010.
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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations. No such charges have been incurred by the Company. As of September 30, 2010 and December 31, 2009, the Successor Company had no accrued interest related to uncertain tax positions.
At September 30, 2010 and December 31, 2009, the Company has provided a full valuation allowance for the net deferred tax assets, the large majority of which relates to the future benefit of loss carryovers. In addition, as a result of fresh-start accounting, the Successor Company may be limited by section 382 of the Internal Revenue Service Code. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. The deferred tax liability at September 30, 2010 and December 31, 2009, relates to the intangible assets recognized upon fresh-start accounting.
Earnings (loss) per share data
Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share (“Diluted EPS’) also gives effect to the dilutive effect of stock options, warrants, restricted stock and convertible preferred stock calculated based on the treasury stock method.
The Predecessor and Successor Company’s potentially dilutive securities consist of potential common shares related to stock options, warrants, restricted stock and convertible preferred stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would be anti-dilutive. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is anti-dilutive. There were no potentially dilutive securities for the eight months ended August 31, 2009, due to the cancellation of the convertible notes and the cancellation of all the outstanding stock option plans and the last known market price was less than exercise price.
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
Fresh-start accounting reflects the value of the Successor Company as determined in the confirmed Plan. Under fresh-start accounting, the Successor Company’s assets values are remeasured and allocated in conformity with ASC 805-20, Business Combinations, Identifiable Assets and Liabilities, and any Noncontrolling Interest. Fresh-start accounting also requires that all liabilities should be stated at fair value. The portion of the reorganization value which was attributed to identified intangible assets was $6,340,656. This value is related to research and development assets that are not subject to amortization. In accordance with ASC 805-20, this amount is reported as intangibles in the consolidated financial statements as of September 30, 2010, and is not being amortized.
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
Note 6—Liabilities Subject to Compromise and Reorganization Items
Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. For further information regarding the discharge of liabilities subject to compromise, see Note 5- “Fresh-Start Accounting in the notes of these Financial Statements. As of September 30, 2010, there were no liabilities subject to compromise.
The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items, net” and are presented separately in the unaudited consolidated statements of operations. There were no reorganization costs for the three months ended September 30, 2010. For the nine months ended September 30, 2010, there was $13,150 in professional fees offset by the gain from discharge of a liability of $16,453 for a net gain of $3,303.

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
Note 8—Accrued Expenses
Accrued expenses are comprised of the following:

	Successor
	September 30,	December 31,
	2010	2009
Accrued professional fees	$447,790	$147,410
Accrued compensation	360,136	7,208
Accrued interest	858,538	246,578
Dividend on preferred stock payable	85,183	42,740
Accrued other	342,785	100,324

Accrued expenses	$2,094,432	$544,260

Note 9-Equity
Preferred Stock Series A
In October 2009, the Successor Company completed an offering of Series A Preferred Stock, Class A Warrants and Class B Warrants (the “October 2009 Offering”). Each of the foregoing securities were subject to the “down-round” protection, which provisions require the lowering of the conversion price or exercise price, as applicable, to the purchase price in the current offering, or $0.75, and with respect to the warrants, the number of shares issuable under the warrants issued in the October 2009 Offering will be proportionately increased such that the aggregate exercise price payable, after taking into consideration the decrease in exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets because any holder of Series A Preferred Stock may require the Successor Company to redeem all of its Series A Preferred Stock in the event of a triggering event which is outside of the control of the Successor Company. The Successor Company records accrued dividends at a rate of 6% per annum on the Series A Preferred stock. A dividend payment of $91,000 was paid in April 2010 for the dividends accrued as of March 31, 2010 and $48,750 was paid in July 2010 for the dividends accrued as of June 30, 2010. As of September 30, 2010, $48,750 is accrued for dividends payable.
Preferred Stock Series B
On July 16, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in the aggregate: (i) 2,702 shares of Series B Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series B Preferred”), and (ii) warrants to purchase 4,503,334 shares of Company common stock (“Common Stock”) at an exercise price of $0.8054 per share (the “Warrants”). Of the foregoing, to date, the Company has not received $210,000 in subscription proceeds representing 210 shares Series B Preferred and Warrants to purchase 350,000 shares. The Successor Company records accrued dividends at a rate of 6% per annum on the Series B Preferred stock. As of September 30, 2010, $36,433 is accrued for dividends payable.
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
On September 8, 2010, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in the aggregate: (i) 725 shares of Series B Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series B Preferred”), and (ii) warrants to purchase 1,208,333 shares of Company common stock (“Common Stock”) at an exercise price of $0.8054 per share (the “Warrants”) (the “Transactions”).
The aggregate purchase price to be paid by the Purchasers for the Series B Preferred and the Warrants will be $725,000 (representing $1,000 for each share of Series B Preferred together with Warrants). Of the foregoing, to date, the Company has not received $450,000 in subscription proceeds representing 450 shares Series B Preferred and Warrants to purchase 750,000 shares. Upon receipt of these subscription proceeds, the Company will issue the foregoing securities. The remaining securities sold in the Transactions have been issued. The Company intends to use the proceeds for working capital purposes.
Viriathus Capital LLC and John Carris Investments LLC were co-placement agents for the Transactions, and will receive cash compensation of $58,000 and warrants to purchase 96,667 shares of Common Stock at an exercise price of $0.60 per share (assuming all subscription proceeds are received in the Transactions).
Common Stock Offering
On March 2, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in the aggregate 5,076,664 shares of common stock at a purchase price of $0.75 per share. Each Purchaser also received a warrant to purchase the same number of shares of common stock acquired in the offering at an exercise price of $0.98 per share (the “Warrants“).

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
Note 10-Warrants
Preferred Stock Series A Class A and B Warrants and Placement Agent Warrants
As disclosed above in Note 9, the Successor Company issued Class A warrants, Class B warrants and placement agent warrants in connection with the October 2009 preferred stock transaction. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. As a result of the March 2, 2010 common stock financing and the “down-round” provision, the Class A warrants, Class B warrants and placement agent warrants were reissued to purchase 2.6 million shares of Common Stock at an exercise price of $0.60 per share.
Preferred Stock Series B Warrants and Co-placement Agent Warrants
In connection with the Series B Convertible Preferred Stock transaction, the Successor Company issued 5,711,666 warrants at an exercise price of $0.8054 per share and 456,934 placement agent warrants at an exercise price of $0.60 per share. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. The weighted average fair market value of the warrants, at the date of issuance, granted to the accredited investors and co-placement agents, based on the Black-Scholes valuation model, is estimated to be $0.43 per warrant and $0.46 per warrant, respectively.
Common Stock Warrants and Co-placement Agent Warrants
In connection with the March 2, 2010 financing, the Successor Company issued 5,076,664 warrants at an exercise price of $0.98 per share to the accredited investors and 406,133 warrants at an exercise price of $0.75 to the co-placement agents upon closing. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. The warrants were exercisable immediately after grant and expire five years thereafter. The fair market value of the warrants, at the date of issuance, granted to the accredited investors and co-placement agents, based on the Black-Scholes valuation model, is estimated to be $0.52 per warrant and $0.58 per warrant, respectively. As a result of the Convertible Preferred Stock Series B financing and the “down-round” provision, the Common Stock warrants and placement agent warrants were reissued to purchase 8.8 million shares of Common Stock at an exercise price of $0.60 per share.
The Successor Company recognizes these warrants as a liability at the fair value on each reporting date due to the “down-round” price protection provision. The Company measured the fair value of these warrants as of September 30, 2010, and recorded warrant income of $1.3 million resulting from the decrease in the liability associated with the fair value of the warrants for the three months ended September 30, 2010. The Company computed the value of the warrants using the Black-Scholes method. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreements renders these warrants to be no longer classified as a liability.
The weighted average fair market value of the warrants was computed using the Black-Scholes option-pricing model with the following key assumptions as of the date indicated:

September 30,
2010
Expected life (years)	4.5 years
Interest rate	1.1%
Dividend yield	—
Volatility	63%

Rollforward of warrant liability from December 31, 2009 through September 30, 2010:

	December 31, 2009	Additions	Revaluation	September 30, 2010
Preferred stock class A warrants	$275,378	$—	$68,565	$343,943
Preferred stock class B warrants	207,611	—	136,332	343,943
Preferred stock co-placement warrants	152,287	—	(14,710)	137,577
Common stock warrants	—	2,654,752	(453,877)	2,200,875
Common stock placement warrants	—	235,958	(101,211)	134,747
Preferred stock series B warrants	—	2,466,374	(1,100,968)	1,365,406
Preferred stock series B co-placement warrants	—	222,235	(94,888)	127,347

Total	$635,276	$5,579,319	$(1,560,757)	$4,653,838

Warrant liability is comprised of the following as of September 30, 2010:

	Successor
	Number of	Fair Value of	Balance as of
	Warrants	Warrants	September 30, 2010
Preferred stock class A warrants	1,354,164	$0.25	$343,943
Preferred stock class B warrants	1,354,164	0.25	343,943
Preferred stock co-placement warrants	541,667	0.25	137,577
Common stock warrants	8,291,885	0.27	2,200,875
Common stock placement warrants	507,666	0.27	134,747
Preferred stock series B warrants	5,711,666	0.24	1,365,406
Preferred stock series B co-placement warrants	456,934	0.28	127,347

Total	18,218,146		$4,653,838

Warrant liability is comprised of the following as of December 31, 2009:

	Successor
	Number of	Fair Value of	Balance as of
	Warrants	Warrants	December 31, 2009
Preferred stock class A warrants	501,543	$0.55	$275,378
Preferred stock class B warrants	416,667	0.50	207,611
Preferred stock co-placement warrants	250,000	0.61	152,287

Total	1,168,210		$635,276

Note 11—Equity-based Compensation
Total stock-based compensation expense recognized in the three and nine months ended September 30, 2010, using the straight-line attribution method in the consolidated statement of operations is as follows:

	Successor	Successor
	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Stock option compensation expense for employees and directors	$183,231	$729,619
Restricted stock expense	18,000	54,000
Equity awards for nonemployees issued for services	7,724	59,321

Total stock-based compensation expense	$208,955	$842,940

Total stock-based compensation expense recognized in the one month ended September 30, 2009 (successor) and the eight months ending August 31, 2009 (Predecessor) using the straight-line attribution method in the consolidated statement of operations is as follows:

	Successor	Predecessor
	One month ended	Eight months ended
	September 30, 2009	August 31, 2009
Stock option compensation expense for employees and directors	$286,622	$581,707
Restricted stock expense	150,000	—
Equity awards for nonemployees issued for services	308,994	1,746

Total stock-based compensation expense	$745,616	$583,453

On February 23, 2010, modifications were made to all fiscal year 2009 grants for directors and employees. The modifications provided for all options granted under the 2009 Plan in fiscal year 2009 to extend to a ten year term and allowed Directors to extend the exercise period after departure to one year. As a result of the modifications, the Successor Company recognized incremental compensation cost of $163,445 in the nine months ended September 30, 2010.
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
During the three months ended September 30, 2010, the Successor Company granted 720,000 shares of common stock to directors and consultant. The weighted average fair value using the Black-Scholes option-pricing model of these options granted was $0.34. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Successor
Three Months Ended
September 30, 2010
Expected life (years)	4.9 years
Interest rate	1.5%
Dividend yield	—
Volatility	63%
There were no stock options exercised during the three and nine months ended September 30, 2010.
The total fair value of shares vested during the third quarter 2010 was $0.2 million. As of September 30, 2010, there was $0.9 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of September 30, 2010, there was $0.3 million of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.
Restricted stock
As of September 30, 2010, there was $0.1 million of total unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 0.9 years.
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

	Segment
	Successor		Successor
Three Months Ended September 30, 2010	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$243,677	$243,677

Segment loss from continuing operations	$(1,816,681)	$24,210	$(1,792,471)

Supplemental information related to continuing operations

Depreciation and amortization expense	$2,472	$—	$2,472

	Segment
	Successor		Successor
Nine Months Ended September 30, 2010	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$716,809	$716,809

Segment income (loss) from continuing operations	$(8,219,599)	$13,722	$(8,205,877)

Supplemental information related to continuing operations

Depreciation and amortization expense	$5,612	$—	$5,612
Total assets as of September 30, 2010	7,030,849	589,085	7,619,934
Property and equipment, net	24,062	—	24,062
Intangible assets	6,340,656	—	6,340,656
An intercompany receivable as of September 30, 2010, of $0.9 million, due from the Agera segment to the Fibrocell Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Fibrocell Technologies, as well as Agera working capital needs provided by Fibrocell Technologies, and has been excluded from total assets of the Fibrocell Therapy segment in the above table. There is no intersegment revenue. Total assets on the consolidated balance sheet at September 30, 2010 are approximately $7.6 million.

	Segment
	Predecessor		Predecessor
One Month Ended September 30, 2009	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$75,029	$75,029

Segment loss from continuing operations	$(1,953,067)	$(11,923)	$(1,964,990)

	Segment
	Predecessor		Predecessor
Two Months Ended August 31, 2009	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$130,740	$130,740

Segment income from continuing operations	$71,465,993	$474,740	$71,940,733

	Segment
	Predecessor		Predecessor
Eight Months Ended August 31, 2009	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$538,620	$538,620

Segment loss from continuing operations	$65,498,934	$381,306	$65,880,240

Supplemental information related to continuing operations

Depreciation and amortization expense	$—	$—	$—
Total assets as of September 30, 2009	7,886,894	592,746	8,479,640
Property and equipment, net	—	—	—
Intangible assets, net	—	—	—
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
Geographical information concerning the Successor Company’s and Predecessor Company’s operations and assets are as follows:

	Revenue	Revenue	Revenue
	Successor	Successor	Predecessor
	Three months ended	One month ended	Two months ended
	September 30, 2010	September 30, 2009	August 31, 2009
United States	$54,367	$16,259	$40,656
United Kingdom	181,931	58,567	84,134
Other	7,379	203	5,950

	$243,677	$75,029	$130,740

	Revenue	Revenue	Revenue
	Successor	Successor	Predecessor
	Nine months ended	One month ended	Eight months ended
	September 30, 2010	September 30, 2009	September 30, 2009
United States	$176,215	$16,259	$187,289
United Kingdom	472,721	58,567	308,244
Other	67,873	203	43,087

	$716,809	$75,029	$538,620

During the three months ended September 30, 2010, revenue from one foreign customer and one domestic customer represented 75% and 15% of consolidated revenue, respectively. During the one month ended September 30, 2009, revenue from one foreign customer and one domestic customer represented 78% and 17% of consolidated revenue, respectively. During the two months ended August 31, 2009 revenue from one foreign customer and one domestic customer represented 64% and 20% of consolidated revenue, respectively.

During the nine months ended September 30, 2010, revenue from one foreign customer and one domestic customer represented 73% and 17% of consolidated revenue, respectively. During the one month ended September 30, 2009, revenue from one foreign customer and one domestic customer represented 78% and 17% of consolidated revenue, respectively. During the eight months ended August 31, 2009, revenue from one foreign customer and one domestic customer represented 57% and 23% of consolidated revenue, respectively.
As of September 30, 2010 and December 31, 2009, one foreign customer represented 89% and 87%, respectively, of accounts receivable, net.
Note 13—Subsequent Events
The Successor Company has also raised approximately $1.0 million less fees as the result of the issuance of preferred stock and warrants in the period from October 1, 2010 to November 12, 2010.
Viriathus Capital LLC and John Carris Investments LLC were co-placement agents for the Transactions, and will receive cash compensation of $71,040 and warrants to purchase 118,400 shares of Common Stock at an exercise price of $0.60 per share (assuming all subscription proceeds are received in the Transactions).
The Company announced on November 3, 2010, that it has signed an agreement to establish a joint venture (JV) with Hefei Meifu Bio-Tech Limited Co. (Meifu) for developing and marketing autologous fibroblast therapies in Asia, excluding Japan. The JV will be called Fibrocell Science Asia Co. Ltd.
Under the terms of the agreement, Fibrocell will provide access to its intellectual property, clinical data and manufacturing processes. Meifu will be responsible for all costs associated with construction and operation of a manufacturing facility in Hefei and commercialization, as well as all ongoing operational, research and development expenses.

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
On May 13, 2010, the Company announced the initiation of a small histology study of azficel-T, an autologous cell therapy currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of moderate to severe nasolabial fold wrinkles. The study has a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006). The Company announced on July 8, 2010, the completion of enrollment of and first treatment visits for participants in its histology study of azficel-T. The second treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of July. The third treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of August.
The Complete Response letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures.

The Company anticipates filing its response to the FDA’s Complete Response letter by the end of 2010. There is no assurance that the FDA will accept the Company’s response as it may find that the Company’s response does not provide sufficient information to address its Complete Response letter. Even if the FDA accepts the Company’s response for complete evaluation, there is no assurance that it will approve our product. The FDA, under the Prescription Drug User Fee Act (“PDUFA”), has a target six months review window to completely evaluate the Company’s response upon acceptance of the response.
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
• 120,000 shares, to the holders of our general unsecured claims; and
• 2,666,666 shares, to the purchasers of shares in the $2 million exit financing (our pre-bankruptcy  _____  lenders, the lenders that provided us our debtor-in-possession facility and the holders of our 3.5% convertible subordinated notes were permitted to participate in our exit financing).
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

Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At September 30, 2010, the Successor Company had cash and cash equivalents of approximately $0.2 million and negative working capital of $1.1 million. In early July 2010, the Successor Company raised approximately $2.7 million less fees as a result of the issuance of preferred stock and warrants. In early September 2010, the Successor Company raised approximately $0.7 million less fees as a result of the issuance of preferred stock and warrants. The Successor Company has also raised approximately $1.0 million less fees as the result of the issuance of preferred stock and warrants in the period from October 1, 2010 to November 12, 2010.
The Company has not yet received $0.7 million in subscription proceeds from the above raises. Although the Company believes that these outstanding funds will be received, there is no guarantee that these funds will be received.
As of November 12, 2010, the Company had cash and cash equivalents of approximately $0.2 million and liabilities of approximately $1.6 million. Thus, the Successor Company will require to raise additional cash resources in the very near future, or it will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if the Successor Company raises additional cash resources in the very near future, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Through September 30, 2010, the Successor Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2010. During the nine months ended September 30, 2010, the Successor Company financed its operations primarily through its existing cash, but as discussed above it now requires additional financing. There is substantial doubt about the Successor Company’s ability to continue as a going concern.
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
As a result of the conditions discussed above, and in accordance with GAAP, there exists substantial doubt about the Successor Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the very near future. If the Successor Company does not obtain additional funding, or does not anticipate additional funding, in the very near future, it will likely enter into bankruptcy and/or cease operations. Further, if it does raise additional cash resources in the very near future, it may be raised in contemplation of or in connection with bankruptcy. If the Successor Company enters into bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and its creditors, including preferred stock, will receive significantly less than what is owed to them.
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
On May 13, 2010, the Company announced the initiation of a small histology study (IT-H-001) of azficel-T, an autologous cell therapy currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of moderate to severe nasolabial fold wrinkles. The study has a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006). The Company announced on July 8, 2010, the completion of enrollment of and first treatment visits for participants in its histology study of azficel-T. The second treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of July. The third treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of August.
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

The Company anticipates filing its response to the FDA’s Complete Response letter by the end of 2010. There is no assurance that the FDA will accept the Company’s response as it may find that the Company’s response does not provide sufficient information to address its Complete Response letter. Even if the FDA accepts the Company’s response for complete evaluation, there is no assurance that it will approve our product. The FDA, under the Prescription Drug User Fee Act (“PDUFA”), has a target six months review window to completely evaluate the Company’s response upon acceptance of the response.
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
Intangible assets: Intangible assets are research and development assets related to the Successor Company’s primary study that was recognized upon emergence from bankruptcy (see Note 5). Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows. There was no impairment of the intangible assets as of September 30, 2010.
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
Income taxes: An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss (“NOLs”) carryover. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations. No such charges have been incurred by the Company. As of September 30, 2010 and December 31, 2009, the Successor Company had no accrued interest related to uncertain tax positions.
At September 30, 2010 and December 31, 2009, the Company has provided a full valuation allowance for the net deferred tax assets, the large majority of which relates to the future benefit of loss carryovers. In addition, as a result of fresh-start accounting, the Successor Company may be limited by section 382 of the Internal Revenue Service Code. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. The deferred tax liability at September 30, 2010 and December 31, 2009, relates to the intangible assets recognized upon fresh-start accounting.

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

For discussions on the results of operations, the Successor Company has compared the results of operations for the three and nine months ended September 30, 2010, with the results of operations for the three and nine months ended September 30, 2009. The Successor Company believes that the comparison of the financial results provide management and investors a more meaningful analysis of the Company’s performance and trends.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in Part 1, Item 1 of this report.
Results of Operations—Comparison of the three months ended September 30, 2010 and 2009
REVENUES. Revenue remained relatively constant at $0.2 million for the three months ended September 30, 2010 and 2009. Our revenue from continuing operations is from the operations of Agera, which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology. For the three months ended September 30, 2010 and 2009, 75% and 69%, respectively, of Agera’s revenue were to one foreign customer. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer.
COST OF SALES. Cost of sales decreased approximately $0.2 million to $0.1 million for the three months ended September 30, 2010 as compared to $0.3 million for the three months ended September 30, 2009. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales was approximately 49% for the three months ended September 30, 2010 and 149% for the three months ended September 30, 2009. The decrease is due to a write off of slow moving and obsolete inventory that occurred during the three months ended September 30, 2009.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $0.9 million, or 37%, to $1.6 million for the three months ended September 30, 2010 as compared to $2.5 million for the three months ended September 30, 2009. The decrease primarily relates to a $0.9 million decrease in payroll related expenses and $0.1 million decrease in office expenses and promotion expense offset by $0.1 million increase related to consultants for financing and marketing. In the three months ending September 30, 2009, there was a recognition of the balance of the cancelled stock options which had increased the payroll expense.
RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.2 million, or 19%, to $1.4 million for the three months ended September 30, 2010 as compared to $1.2 million for the three months ended September 30, 2009. The increase primarily relates to a $0.2 million increase in payroll related expenses. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Fibrocell Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception (December 28, 1995) to date cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of September 30, 2010, for the Successor Company was $5.9 million.
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
REORGANIZATION ITEMS, NET. On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc., filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Note 1 in the accompanying Consolidated Financial Statements. There were no reorganization costs for the three months ended September 30, 2010 as compared to reorganization gain, net of reorganization costs, of $74.1 million recorded for the three months ended September 30, 2009, which were comprised primarily of legal fees and the unamortized debt acquisition costs and gain on discharge of debt.

INTEREST EXPENSE. Interest expense decreased $0.1 million to $0.2 million for the three months ended September 30, 2010, as compared to $0.3 million for the three months ended September 30, 2009. Our 2010 interest expense is related to our $6.0 million (in original principal amount) 12.5% notes. Our interest expense for the three months ended September 30, 2009, was primarily related to our 3.5% convertible subordinated notes, which with the emergence out of bankruptcy was exchanged for $6.0 million of debt and 3,960,000 shares of new common stock. As of September 30, 2010 and 2009, $6.0 million of debt was outstanding. There was no amortization of debt issuance costs for the three months ended September 30, 2009 because of the bankruptcy. There was an expense of $0.2 million of debt issuance costs related to the DIP financing in the three months ending September 30, 2009.
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders decreased approximately $2.3 million to a net loss of $1.8 million for the three months ended September 30, 2010, as compared to a net loss of $4.1 million (excluding the reorganization gain of $74.1 million) for the three months ended September 30, 2009. This decrease in loss primarily represents the recording of the warrant liability revaluation gain of $1.3 million for the preferred stock warrants issued in October 2009, July 2010 and September 2010 and the warrants attached to the common shares issued in March 2010.
Results of Operations—Comparison of the nine months ended September 30, 2010 and 2009
REVENUES. Revenue increased approximately $0.1 million for the nine months ended September 30, 2010 to $0.7 million as compared to $0.6 million for the nine months ended September 30, 2009. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology. For the nine months ended September 30, 2010 and 2009, 73% and 60%, respectively, of Agera’s revenue were to one foreign customer. As such, total revenue is subject to fluctuation depending primarily on the orders received and orders fulfilled with respect to this large customer. Due to our financial statement presentation of our United Kingdom operation as a discontinued operation, our revenue for all periods presented is representative of only Agera, as all historical United Kingdom revenue is reflected in loss from discontinued operations.
COST OF SALES. Cost of sales decreased approximately $0.1 million to $0.4 million for the nine months ended September 30, 2010 as compared to $0.5 million for the nine months ended September 30, 2009. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales was approximately 55% and 78% for the nine months ended September 30, 2010 and 2009, respectively. The decrease is due to a write off of slow moving and obsolete inventory that occurred during the nine months ended September 30, 2009.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.6 million, or 13%, to $5.4 million for the nine months ended September 30, 2010 as compared to $4.8 million for the nine months ended September 30, 2009. The increase primarily relates to a $0.4 million increase related to general and administrative expenses associated with consultants for financing and marketing as well as office expenses, $0.4 million increase related to legal expenses, offset by a $0.2 million decrease in payroll related expenses. Legal expenses for the nine months ended September 30, 2009 were less than ($0.1) million due to a $0.3 million reimbursement received from our insurance carrier related to defense costs associated with our class action and derivative matters. Had we not received this reimbursement, legal expenses for the nine months ended September 30, 2010 and September 30, 2009 would have been $0.4 million and $0.2 million, respectively.
RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1.4 million, or 52%, to $4.1 million for the nine months ended September 30, 2010 as compared to $2.7 million for the nine months ended September 30, 2009. The increase primarily relates to a $0.5 million increase in payroll related expenses, $0.6 million increase in consulting fees and $0.3 million increase in laboratory costs associated with clinical and manufacturing activities in our Exton, Pennsylvania location. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Fibrocell Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception (December 28, 1995) to date cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of September 30, 2010, for the Successor Company was $5.9 million.

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
REORGANIZATION ITEMS, NET. On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc., filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Note 1 in the accompanying Consolidated Financial Statements. A reorganization gain, net of reorganization costs, of less than $0.1 million was recorded for the nine months ended September 30, 2010, which was comprised primarily of administrative costs offset by the gain of discharge of liabilities. Reorganization gain, net or reorganization costs, of $73.5 million were recorded for the nine months ended September 30, 2009, which were comprised primarily of legal fees and the unamortized debt acquisition costs, and gain on discharge of liabilities.
INTEREST EXPENSE. Interest expense decreased $1.7 million to $0.6 million for the nine months ended September 30, 2010, as compared to $2.3 million for the nine months ended September 30, 2009. Our 2010 interest expense is related to our $6.0 million (in original principal amount) 12.5% notes. Our 2009 interest expense was primarily related to our 3.5% convertible subordinated notes, which with the emergence out of bankruptcy was exchanged for $6.0 million of debt and 3,960,000 shares of the new common stock. There was related amortization of debt issuance costs of $1.0 million for the nine months ended September 30, 2009.
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders decreased approximately $1.5 million to a net loss of $8.3 million for the nine months ended September 30, 2010, as compared to a net loss of $9.8 million (excluding the reorganization gain of $73.5 million) for the nine months ended September 30, 2009.
Liquidity and Capital Resources
Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2010, the one month ended September 30, 2009 and the eight months ended August 31, 2009, respectively, were as follows:

	Successor	Successor	Predecessor
	Nine Months	One Month	Eight Months
	Ended	Ended	Ended
	September 30,	September 30,	August 31,
	2010	2009	2009
		(in millions)
Cash flows from operating activities	$(6.9)	$(1.6)	$(4.7)
Cash flows from investing activities	—	—	—
Cash flows from financing activities	5.8	1.8	2.8
OPERATING ACTIVITIES. Cash used in operating activities during the nine months ended September 30, 2010 amounted to $6.9 million, an increase of $0.6 million over the nine months ended September 30, 2009. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $0.9 million, in addition to an increase of $0.3 million of operating cash inflows from changes in operating assets and liabilities.

Our negative operating cash flows for the nine months ended September 30, 2010 were funded from cash on hand at December 31, 2009, which was primarily the result of the issuance of preferred stock in 2009. Funds were also received from the proceeds of the issuance of common stock in March 2010 and the issuance of preferred stock series B in July 2010 and September 2010, discussed further below.
INVESTING ACTIVITIES. Less than $0.1 million cash was provided by or used for investing activities during the nine months ended September 30, 2010 and the nine months ended September 30, 2009.
FINANCING ACTIVITIES. There was $5.8 million, net of fees, cash proceeds from financing activities during the nine months ended September 30, 2010, as compared to cash received of $4.6 million from financing activities during the nine months ended September 30, 2009. In March 2010, we sold to investors in the aggregate 5,076,664 shares of Company common stock at a purchase price of $0.75 per share. Each purchaser also received a warrant to purchase the same number of shares of common stock acquired in the offering at an exercise price of $0.98 per share. In July and September 2010, we sold to investors in the aggregate 5,711,666 shares of Company Preferred Stock Series B at a purchase price of $.60 per share. Each purchaser also received a warrant to purchase one share of common stock for every share of Preferred Stock Series B owned at a purchase price of $0.8054 per share.
Working Capital
As of September 30, 2010, we had cash and cash equivalents of approximately $0.2 million and negative working capital of $1.1 million. As discussed in the above paragraph, in early March 2010, we raised approximately $3.4 million, net of fees as a result of the issuance of common stock and warrants.
In early July 2010, the Successor Company raised approximately $2.7 million less fees as a result of the issuance of preferred stock and warrants. In early September 2010, the Successor Company raised approximately $0.7 million less fees as a result of the issuance of preferred stock and warrants. The Successor Company has also raised approximately $1.0 million less fees as the result of the issuance of preferred stock and warrants in the period from October 1, 2010 to November 12, 2010. Total funds raised for the Preferred Stock Series B for the period July 1, 2010 through November 12, 2010 is approximately $4.0 million, net of fees.
The Company has not yet received $0.7 million in subscription proceeds from the above raises. Although the Company believes that these outstanding funds will be received, there is no guarantee that these funds will be received.
As of November 12, 2010, the Company had cash and cash equivalents of approximately $0.2 million and liabilities of approximately $1.6 million. Thus, the Successor Company will require to raise additional cash resources in the very near future, or it will likely cease operations. The Successor Company will need to access the capital markets in the future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Factors Affecting Our Capital Resources
Inflation did not have a significant impact on the Company’s results during the nine months ended September 30, 2010.
Off-Balance Sheet Transactions
We do not engage in material off-balance sheet transactions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.

Foreign Exchange Rate Risk
We do not believe that we have significant foreign exchange rate risk at September 30, 2010.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We filed our Form 8-K on July 19, 2010 and October 22, 2010 regarding our offering of Preferred Stock Series B and warrants in July 2010 and September through October 2010, respectively.
ITEM 5. OTHER INFORMATION
Effective November 11, 2010, Paul Hopper gave his resignation to the Board of Directors. His resignation was not a result of any disagreements relating to the Company’s operations, policies or practices and there were no disagreements between him and any officer or director of the Company.
ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated July 16, 2010 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed July 19, 2010)

4.1	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K filed July 19, 2010)
4.2	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K filed July 19, 2010)
4.3
Common Stock Purchase Warrant for the transactions entered into on September 8, 2010, October 13, 2010 and October 20, 2010. (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 22, 2010)

10.1	Securities Purchase Agreement dated July 16, 2010 between the Company and the Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 19, 2010)
10.2
Registration Rights Agreement used for the transaction dated July 16, 2010 between the Company and the Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 19, 2010)

10.3	Employment Agreement by and between Fibrocell Science, Inc. and Declan Daly dated August 24, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 27, 2010)
10.4
Securities Purchase Agreements dated September 8, 2010, October 13, 2010 and October 20, 2010 between the Company and the Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 22, 2010)

10.5
Registration Rights Agreements used for the transactions dated September 8, 2010, October 13, 2010 and October 20, 2010 between the Company and the Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.2 to our Form 8-K filed October 22, 2010)

*31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*-	Filed herewith
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fibrocell Science, Inc.

By:	/s/ Declan Daly
Declan Daly
Chief Financial Officer
Date: November 15, 2010