Form 10-K
period 2010-12-31
Fibrocell Science, Inc.
filed 2011-03-30
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is shell company (as defined in the Exchange Act Rule 12b-2) Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was $15.3 million as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the OTC Bulletin Board on June 30, 2010. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2010 and (b) all directors of the registrant as of June 30, 2010.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of June 30, 2010, issuer had 19,168,831 shares issued and outstanding of common stock, par value $0.001.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2010, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
Our corporate headquarters is located at 405 Eagleview Boulevard, Exton, Pennsylvania 19341. Our phone number is (484) 713-6000. Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2010” mean the year ended December 31, 2010, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.
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
Overview

We are an aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Fibrocell process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication is for the treatment of nasolabial folds/wrinkles (United States adopted name, or USAN, is azficel-T, proposed brand name laViv®) and has completed Phase III clinical studies, and the related Biologics License Application, or BLA, has been submitted to the Food and Drug Administration, or FDA. In October 2009, the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee reviewed this indication. On December 21, 2009, Fibrocell received a Complete Response (“CR”) letter from the FDA related to the BLA for azficel-T, an autologous cell therapy for the treatment of moderate to severe nasolabial folds/wrinkles in adults. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (“CBER”) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The histology study (IT-H-001) evaluated tissue treated with azficel-T as compared to tissue treated with sterile saline (placebo). The study also provided information about the skin after treatment, including evaluation of collagen and elastin fibrils, and cellular structure of the sampled tissues.
On May 13, 2010, we announced the initiation of the small histology study of azficel-T, discussed above. The study had a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006). We announced on July 8, 2010, the completion of enrollment of and first treatment visits for participants in its histology study of azficel-T. The second treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of July. The third treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of August.
The Complete Response letter also requested finalized Chemistry, Manufacturing and Controls (“CMC”) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures.
We announced on December 20, 2010, that we had submitted our complete response to the CR letter issued by the FDA regarding our BLA for azficel-T. On January 22, 2011, the FDA accepted for review our complete response submission. Even though the FDA has accepted our response for complete evaluation, there is no assurance that it will approve our product. The FDA, under the Prescription Drug User Fee Act (“PDUFA”), has a target six months review window to completely evaluate the Company’s response. The PDUFA date is June 22, 2011. We announced on March 16, 2011, that we had submitted a final study report to the FDA for the completed, six-month histological study examining skin after injections of azficel-T.
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

Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At December 31, 2010, the Successor Company had cash and cash equivalents of approximately $0.9 million and negative working capital of less than $0.1 million. The Successor Company has raised approximately $6.1 million less fees as the result of the issuance of Preferred Stock Series D and warrants in the period from January 1, 2011 through March 1, 2011. The Company received $0.2 million in subscription receivables from a July financing in mid-March 2011.
As of March 24, 2011, the Company had cash and cash equivalents of approximately $3.4 million and current liabilities of approximately $0.6 million. The Company’s current monthly cash run-rate is approximately $1.0 million. The Company is also planning to purchase manufacturing equipment and incur marketing expenditures within the next three months to prepare the Company for launch post a possible FDA approval. Thus, the Successor Company will need to access the capital markets in the near future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if the Successor Company raises additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Through December 31, 2010, the Successor Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2011. During the year ended December 31, 2010, the Successor Company financed its operations primarily through its existing cash received from external equity financings, but as discussed above it now requires additional financing. There is substantial doubt about the Successor Company’s ability to continue as a going concern.
The Successor Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Successor Company and the offering terms. The Successor Company’s ability to complete an offering is also dependent on the status of its FDA regulatory milestones and its clinical trials, and in particular, the status of its indication for the treatment of nasolabial folds/wrinkles and the potential approval of the related BLA, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with GAAP, there exists substantial doubt about the Successor Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the near future. If the Successor Company does not obtain additional funding, or does not anticipate additional funding, in the very near future, it will likely enter into bankruptcy and/or cease operations. Further, if it does raise additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. If the Successor Company enters into bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and its creditors, including preferred stock, will receive significantly less than what is owed to them.

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
Our Strategy
Our business strategy is primarily focused on our approval efforts related to our nasolabial folds/wrinkles indication, for which we have submitted our response to the FDA’s Complete Response letter and have a PDUFA date of June 22, 2011. Our additional objectives include achieving regulatory milestones related to our other Phase II/III Acne Scar program and potentially pursuing other clinical trials in burn scarring, vocal scarring and the dental arena, as funding permits in the future. Refer to Clinical Development Programs below for current status.
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
Our aesthetics development programs include product candidates to treat nasolabial folds/wrinkles and to provide full-face rejuvenation that includes the improvement of fine lines, wrinkles, skin texture and appearance. Our therapeutic development programs are designed to treat acne scars, restrictive burn scars and dental papillary recession. All of our product candidates are non-surgical and minimally invasive. Although the discussions below may include estimates of when we expect trials to be completed, the prediction of when a clinical trial will be completed is subject to a number of factors and uncertainties. Also, please refer to Part I, Item 1A of our Form 10-K for the year ended December 31, 2010, for a discussion of certain of our risk factors related to our clinical development programs, as well as other risk factors related to our business.

Aesthetic Development Programs
Nasolabial Folds/Wrinkles — Phase III Trials: In October 2006, we reached an agreement with the FDA, on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds/wrinkles (lines which run from the sides of the nose to the corners of the mouth). The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment, or SPA. Pursuant to this assessment process, the FDA has agreed that our study design for two identical trials, including subject numbers, clinical endpoints, and statistical analyses, is adequate to provide the necessary data that, depending on the outcome, could form the basis of an efficacy claim for a marketing application. The pivotal Phase III trials evaluated the efficacy and safety of our Fibrocell therapy (USAN name - azficel-T) against placebo in approximately 400 subjects total with approximately 200 subjects enrolled in each trial. The injections were completed in January 2008 and the trial data results were disclosed in October 2008. The Phase III trial data results indicated statistically significant efficacy results for the treatment of nasolabial folds/wrinkles. The Phase III data analysis, including safety results, was disclosed in October 2008. We submitted the related BLA to the FDA in March 2009. In May 2009, the FDA accepted our BLA submission for filing. On October 9, 2009, the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee reviewed azficel-T. The committee voted 11 “yes” to 3 “no” that the data presented on azficel-T demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety, both for the proposed indication. A Complete Response letter is issued by the FDA’s CBER when the review of a file is completed and additional data are needed prior to approval. On December 21, 2009, we received a Complete Response letter from the FDA related to the BLA for azficel-T. The Complete Response letter requested that we provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The histology study (IT-H-001) evaluated tissue treated with azficel-T as compared to tissue treated with sterile saline (placebo). The study also provided information about the skin after treatment, including evaluation of collagen and elastin fibrils, and cellular structure of the sampled tissues.
On May 13, 2010, we announced the initiation of a small histology study (IT-H-001) of azficel-T, discussed above. The study had a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006). We announced on July 8, 2010, the completion of enrollment of and first treatment visits for participants in our histology study of azficel-T. The second treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of July. The third treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of August.
The Complete Response letter also requested finalized Chemistry, Manufacturing and Controls (“CMC”) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures regarding shipping practices, and proposed labeling.
We announced on December 20, 2010, that we had submitted our complete response to the Complete Response (“CR”) letter issued by the FDA regarding the Company’s BLA for azficel-T. On January 22, 2011, the FDA accepted for review the Company’s complete response submission for azficel-T. Even though the FDA has accepted the Company’s response for complete evaluation, there is no assurance that it will approve our product. The FDA, under the Prescription Drug User Fee Act (“PDUFA”), has a target six months review window to completely evaluate the Company’s response upon acceptance of the response. The PDUFA date is June 22, 2011. The Company announced on March 16, 2011, that it had submitted a final study report to the FDA for the completed, six-month histological study examining skin after injections of azficel-T.
The United States Adopted Names (USAN) Council adopted the USAN name, azficel-T, on October 28, 2009, and the FDA is currently evaluating a proposed brand name, laViv®.
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
Restrictive Burn Scars - Phase II Trial: In January 2007, the Predecessor Company met with the FDA to discuss our clinical program for the use of azficel-T for restrictive burn scar patients. This Phase II trial would evaluate the use of azficel-T to improve range of motion, function and flexibility, among other parameters, in existing restrictive burn scars in approximately 20 patients. However, the Predecessor Company delayed the screening and enrollment in this trial until such time as we raise sufficient additional financing and gather additional data regarding the burn scar market. The development of this program will be subject to obtaining sufficient financial resources.
Dental Study - Phase II Trial: In late 2003, the Predecessor Company completed a Phase I clinical trial for the treatment of condition relating to periodontal disease, specifically to treat Interdental Papillary Insufficiency. In the second quarter of 2005, the Predecessor Company concluded the Phase II dental clinical trial with the use of azficel-T and subsequently announced that investigator and subject visual analog scale assessments demonstrated that the azficel-T was statistically superior to placebo at four months after treatment. Although results of the investigator and subject assessment demonstrated that the azficel-T was statistically superior to placebo, an analysis of objective linear measurements did not yield statistically significant results.
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

Our Target Market Opportunities
Aesthetic Market Opportunity
Our product candidate for nasolabial folds/wrinkles and full face rejuvenation are directed primarily at the aesthetic market. Aesthetic procedures have traditionally been performed by dermatologists, plastic surgeons and other cosmetic surgeons. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, the total market for non-surgical cosmetic procedures was approximately $4.5 billion in 2009. We believe the aesthetic procedure market is driven by:
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
Therapeutic Market Opportunities
In addition to the aesthetic market, we believe there are opportunities for our Fibrocell Therapy to treat certain medical conditions such as acne scars, restrictive burn scars and tissue loss due to papillary recession. Presently, we are studying therapeutic applications of our technology for acne scars. Indications related to acne scars, restrictive burn scars and periodontal disease are on internal company hold. We are not aware of other autologous cell-based treatments for any of these therapeutic applications.
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

As of December 31, 2010, we had 10 issued U.S. patents, 3 pending U.S. patent applications, 30 granted foreign patents and no pending international patent applications. Our issued patents and patent applications primarily cover the method of using autologous cell fibroblasts for the repair of skin and soft tissue defects and the use of autologous fibroblast cells for tissue regeneration. We are in the process of pursuing several other patent applications.
In January 2003, the Predecessor Company acquired two pending U.S. patent applications. As consideration, the Predecessor Company issued 100,000 shares of its common stock and agreed to pay a royalty on revenue from commercial applications and licensing, up to a maximum of $2.0 million.
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
There are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer certain facial aesthetic benefits. Depending on the clinical outcomes of the Fibrocell Therapy trials in aesthetics, the success or failure of gaining approval and the label granted by the FDA if and when the therapy is approved, the competition for the Fibrocell Therapy may prove to be direct competition to certain dermal fillers, laser technologies or new technologies. However, if we gain approval, we believe our Fibrocell Therapy would be a “first to market” autologous cellular technology that could complement other modalities of treatment and represent a significant additional market opportunity.
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
The FDA does not apply a single regulatory scheme to human tissues and the products derived from human tissue. On a product-by-product basis, the FDA may regulate such products as drugs, biologics, or medical devices, in addition to regulating them as human cells, tissues, or cellular or tissue-based products (“HCT/Ps”), depending on whether or not the particular product triggers any of an enumerated list of regulatory factors. A fundamental difference in the treatment of products under these classifications is that the FDA generally permits HCT/Ps that do not trigger any of those regulatory factors to be commercially distributed without marketing approval. In contrast, products that trigger those factors, such as if they are more than minimally manipulated when processed or manufactured, are regulated as drugs, biologics, or medical devices and require FDA approval. We have determined that our Fibrocell Therapy (TM) triggers regulatory factors that make it a biologic, in addition to an HCT/P, and consequently, we must obtain approval from FDA before marketing Fibrocell Therapy (TM) and must also satisfy all regulatory requirements for HCT/Ps.
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
Before proceeding with a study, sponsors may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as a Special Protocol Assessment, or SPA. Among other things, SPAs can cover clinical studies for pivotal trials whose data will form the primary basis to establish a product’s efficacy. SPAs thus help establish up-front agreement with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding if new circumstances arise. Even if the FDA agrees to a SPA, the agreement may be changed by the sponsor or the FDA on written agreement by both parties, or a senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.
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

Manufacturing
We currently have one operational manufacturing facility located in Exton, Pennsylvania. The costs incurred in operating our Exton facility (except for costs related to general corporate administration) are currently classified as research and development expenses as the activities there have been devoted to the research and development of our clinical applications and the development of a commercial scale in a cost-effective production method. All component parts used in our Exton, Pennsylvania manufacturing process are readily available with short lead times, and all machinery is maintained and calibrated. We believe we have made improvements in our manufacturing processes, and we expect to continue such efforts in the future.
Our Agera products are manufactured by a third-party contract manufacturer under a contract manufacturing agreement. The agreement is effective through July 2014.
Research and Development
In addition to our clinical development activities, our research and development activities include improving our manufacturing processes and reducing manufacturing costs. We expense research and development costs as they are incurred. For the years ended December 31, 2010 and 2009, we incurred research and development expenses of $5.5 million and $3.9 million, respectively.
Employees
As of March 22, 2011, we employed 23 people on a full-time basis, all located in the United States, and one employee, our Chief Operating and Chief Financial Officer, who is based in Ireland and works in both Ireland and the United States. We also employ one full-time and one part-time Agera employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. We also employ consultants and temporary labor on an as needed basis to supplement existing staff.
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
Investing in our company involves a high degree of risk. Before investing in our company you should carefully consider the following risks, together with the financial and other information contained in this 10-K. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.
We could fail to remain a going concern. We will need to raise substantial additional capital to fund our operations through commercialization of our product candidates, and we do not have any commitments for that capital.

There exists substantial doubt regarding our ability to continue as a going concern. As of December 31, 2010 we had cash and cash equivalents of $0.9 million and negative working capital of less than $0.1 million. The Successor Company has raised approximately $6.1 million less fees as the result of the issuance of Preferred Stock Series D and warrants in the period from January 1, 2011 through March 1, 2011. We received $0.2 million in subscription receivables from a July financing in mid-March 2011.
As of March 24, 2011, we had cash and cash equivalents of approximately $3.4 million and current liabilities of approximately $0.6 million. Our current monthly cash run-rate is approximately $1.0 million. The Company is also planning to purchase manufacturing equipment and incur marketing expenditures within the next three months to prepare the Company for launch post a possible FDA approval. Thus, we will be required to raise additional cash resources in the near future, or it will likely cease operations. We will need to access the capital markets in the near future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to us or available at all. These matters create uncertainty relating to its ability to continue as a going concern.
We will need additional capital to achieve commercialization of our product candidates and to execute our business strategy, and if we are unsuccessful in raising additional capital we will be unable to achieve commercialization of our product candidates or unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at low price levels. If we file for bankruptcy, it is likely that our common stock will become worthless, given that there currently exists approximately $7.5 million of debt as of March 25, 2011, which has a priority over common shareholders. In addition, our Series A, B and D Preferred Stock are senior to our common stock, and would be given a liquidation preference prior to the common stock in a bankruptcy event. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may terminate or delay our efforts related to regulatory approval of one or more of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities, any of which could cause our business to fail.
If we do not obtain additional funding, we will likely enter into bankruptcy and/or cease operations. Further, if we do raise additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Our independent registered public accounting firm issued their report for our fiscal year ended December 31, 2010, which included an explanatory paragraph for our uncertainty to continue as a going concern. If we became unable to continue as a going concern, we would have to liquidate our assets and we may likely receive significantly less than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern explanatory paragraph in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2010 may materially and adversely affect our stock price and our ability to raise new capital.

We could fail to obtain approval of our lead product, azficel-T, from the FDA. The FDA accepted our response to their Complete Response Letter in January 2011 and set a PDUFA date of June 22, 2011. However, the FDA may not approve our product candidate or may delay our approval. Either of these situations could significantly impact our ability to raise required capital to continue operations.
We have finished injections related to our pivotal Phase III clinical trial for our lead facial product candidate, azficel-T, and have submitted the related BLA to the FDA. In October 2009, the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed our nasolabial folds/wrinkles product candidate. The Committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial folds/wrinkles. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application, which could adversely affect the application. On December 21, 2009, we received a Complete Response letter from the FDA related to the BLA for azficel-T. A Complete Response letter is issued by the FDA’s CBER when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that we provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The letter also requested finalized CMC information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures. We announced on December 20, 2010, that we had submitted our complete response to the CR letter issued by the FDA regarding our BLA for azficel-T. On January 22, 2011, the FDA accepted for review our complete response submission for azficel-T. Even though the FDA has accepted our response for complete evaluation, there is no assurance that it will approve our product. The FDA, under the PDUFA, has a target six months review window to completely evaluate our response. The PDUFA date is June 22, 2011. To the extent that the data obtained from the histopathological study is negative and/or the CMC information and revised policies and procedures required by the FDA is not satisfactory, we may not obtain approval from the FDA or there may be a delay in approval.
If the FDA does not approve our product candidate or, alternatively, if there is a delay in approval, we will be required to raise additional cash resources in the near future, or it will likely cease operations. There is no guarantee that any such required financing will be available to us.
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
In connection with preparations for FDA Investigator Inspections related to our nasolabial folds/wrinkles Phase III studies, we identified protocol deviations related to the timing of visits and other types of deviations. The possibility exists that our special protocol assessment could no longer be binding on the FDA if the FDA considers these deviations, individually or in aggregate, to be significant. Further, future investigator audits may identify deviations unknown at this time. Accordingly, the possibility exists that although our Phase III studies yielded statistically significant results, the studies may not be acceptable to the FDA under the SPA.

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
Unlike our Phase III nasolabial folds/wrinkles trial, our Phase II/III Acne Scar trial is not subject to a SPA with the FDA. In addition, we have developed a photo guide for use in the evaluators’ assessment of acne study subjects. Our evaluator assessment scale and photo guide have not been previously used in a clinical trial. To obtain FDA approval with respect to the acne scar indication, we will require FDA concurrence with the use of our evaluator assessment scale and photo guide.
Any failure or delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any product candidates, has the potential to materially harm our business, and may prevent us from raising necessary, additional financing that we may need in the future.
Since our emergence from bankruptcy we have completed numerous equity financings of convertible securities, and it is likely that we will make additional equity financings in the future, which may materially and adversely affect the price of our common stock. We have a significant number of convertible securities that may result in significant dilution to our common stockholders.
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
Since our emergence from bankruptcy we have completed numerous equity financings of convertible preferred stock and warrants. The conversion or exercise of the preferred stock or warrants, as applicable, into common stock and the sale of such common stock into the market may cause the price of our common stock to fall. Even if such sales do not occur, the market may anticipate such sales in the future, which may cause the price of our common stock to fall.
Furthermore, the preferred stock has a mandatory conversion feature that we may trigger if the price of our common stock trades above $1.00 per share. As of March 24, 2011, if such price occurs and if we trigger the mandatory conversion feature, we would be required to issue in excess of 27 million shares of common stock. The issuance of these shares or the sale of these shares may materially reduce the price of our common stock.

We have a significant number of warrants and convertible preferred stock outstanding that contain anti-dilution and price-protection provisions that may result in the reduction of their exercise prices or conversion prices in the future.
In October 2009, we completed an offering of Series A Preferred Stock and warrants, and, in March 2010, we completed an offering of common stock and warrants. In November 2010, we completed an offering of Series B Preferred Stock and warrants, and, in March 2011, we completed an offering of Series D Preferred Stock and warrants. Each of the foregoing securities were subject to certain anti-dilution provisions, which provisions require the lowering of the conversion price or exercise price, as applicable, to the purchase price of future offerings. Furthermore, with respect to the warrants, if we complete an offering below the exercise price of such warrants, the number of shares issuable under the warrants will be proportionately increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The conversion and exercise price of securities related to the Preferred Stock Series A and warrants, the common stock and warrants issued in the March 2010 offering and the Preferred Stock Series B and warrants offering were adjusted due to the Preferred Stock Series D and warrants offering. If in the future we issue securities for less than the conversion or exercise price of the securities we issued so far, we may be required to further reduce the relevant conversion or exercise prices, and the number of shares underlying the warrants may be increased.
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
Even if our product development efforts are successful, we cannot assure that we will be able to commercialize any of our product candidates currently under development. In that event, we will be unable to generate significant revenue, and our business will fail.
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
As part of the approval process, we must pass a pre-approval inspection of our manufacturing facility before we can obtain marketing approval for our product candidates. The Complete Response letter that we received from the FDA in December 2009 requested finalized CMC information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period. We cannot guarantee that this CMC information will satisfy the FDA’s requirements for approval. All of our manufacturing methods, equipment and processes for the active pharmaceutical ingredient and finished product must comply with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. We will also need to perform extensive audits of our suppliers, vendors and contract laboratories. The cGMP requirements govern all areas of recordkeeping, production processes and controls, personnel and quality control. To ensure that we meet these requirements, we will expend significant time, money and effort. Due to the unique nature of our Fibrocell Therapy, we cannot predict the likelihood that the FDA will approve our facility as compliant with cGMP requirements even if we believe that we have taken the steps necessary to achieve compliance.

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
The large majority of our revenue, which relates to the Agera business segment, is to one international customer.
Our revenues, which relate solely to the Agera business segment, are highly concentrated in one large, international customer. This large customer represented 72% and 64% of 2010 and 2009 consolidated revenues, respectively. Further, this large customer represented 88% and 87% of consolidated accounts receivable, net, at December 31, 2010 and December 31, 2009, respectively. A reduction of revenue related to this large customer, due to competitor product alternatives, pricing pressures, the financial health of the large customer, or otherwise, would have a significant, negative impact on the business of Agera, and the related value thereof.
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
Even if we obtain regulatory approval for some or all of our product candidates, we will continue to be subject to extensive ongoing requirements by the FDA, as well as by a number of foreign, national, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, efficacy, labeling, storage, quality control, adverse event reporting, import and export, record keeping, approval, distribution, advertising and promotion of our future products. We must also submit new or supplemental applications and obtain FDA approval for certain changes to an approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA enforces post-marketing regulatory requirements, including the cGMP requirements, through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations. Failure to comply with applicable regulatory requirements could, among other things, result in:
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
Our Fibrocell Therapy brand names are new and unproven. We believe that the importance of brand recognition will increase over time. In order to gain brand recognition, we may increase our marketing and advertising budgets to create and maintain brand loyalty. We do not know whether these efforts will lead to greater brand recognition. If we are unable to effectively promote our brands, including our Agera product line, and establish competitive positions in the marketplace, our business results will be materially adversely affected.
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

As of December 31, 2010, we had 10 issued U.S. patents, 3 pending U.S. patent applications, 30 granted foreign patents and no pending international patent application. However, we may not be able to obtain additional patents relating to our technology or otherwise protect our proprietary rights. If we fail to obtain or maintain patents from our pending and future applications, we may not be able to prevent third parties from using our proprietary technology. We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents that we control or are effectively maintained by us as trade secrets. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.
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
We cannot be sure that other parties have not filed for or obtained relevant patents that could affect our ability to obtain patents or operate our business. Even if we have previously filed patent applications or obtain issued patents, others may file their own patent applications for our inventions and technology, or improvements to our inventions and technology. We have become aware of published patent applications filed after the issuance of our patents that, should the owners pursue and obtain patent claims to our inventions and technology could require us to challenge such patent claims. Others may challenge our patent or other intellectual property rights or sue us for infringement. In all such cases, we may commence legal proceedings to resolve our patent or other intellectual property disputes or defend against charges of infringement or misappropriation. An adverse determination in any litigation or administrative proceeding to which we may become a party could subject us to significant liabilities, result in our patents being deemed invalid, unenforceable or revoked, or drawn into an interference, require us to license disputed rights from others, if available, or to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us.
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
In addition, our Board of Directors is authorized to issue “blank check” preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board of Directors has in the past and may in the future, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay or prevent a change in our control.
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
The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur, which could occur if we issue a large number of shares of common stock (or securities convertible into our common stock) in connection with a future financing, as our common stock is trading at low levels. These factors could make it more difficult for us to raise funds through future offerings of common stock or other equity securities. As of March 24, 2011, there were 24,469,099 shares of common stock issued and outstanding. All of our outstanding shares are freely transferable without restriction or further registration under the Securities Act. In addition to our common stock outstanding, as of such date, we had preferred stock outstanding that was convertible into a total of 26,806,000 shares of common stock and warrants outstanding that were exercisable for a total of 33,701,250 shares of common stock.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including the documents we incorporate by reference, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Fibrocell that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:
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

Item 3.	Legal Proceedings
None.

Item 4.	(Removed and Reserved)
Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

Quarter Ended	High	Low
December 31, 2009 (from October 21, 2009)	$2.40	$0.50
March 31, 2010	$1.13	$0.80
June 30, 2010	$1.04	$0.65
September 30, 2010	$0.85	$0.53
December 31, 2010	$0.60	$0.40
The closing price of our common stock on March 24, 2011 was $0.77.
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
Holders
As of March 24, 2011, there were 24,469,099 shares of our common stock outstanding and held by 227 stockholders of record. As of March 24, 2011, there were 3,250 shares issued and 2,886 shares outstanding for Series A preferred stock, 4,640 shares issued and 2,738 shares outstanding for Series B preferred stock and 7,779 shares Series D preferred stock issued and outstanding.
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
Holders of the Series A, Series B and Series D Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum (subject to increase in certain circumstances), payable quarterly in arrears on January 15, April 15, July 15 and October 15, beginning on April 15, 2010, January 15, 2011 and July 15, 2011, respectively. The dividends are payable in cash, or at our option, in duly authorized, validly issued, fully paid and non-assessable shares of common stock equal to 110% of the cash dividend amount payable on the dividend payment date, or a combination thereof; provided that we may not pay the dividends in shares of common stock unless we meet certain conditions described in the Certificate of Designation, including that the resale of the shares has been registered under the Securities Act. If we pay the dividend in shares of common stock, the common stock will be valued for such purpose at 80% of the average of the volume weighted average price for the 10 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date. Cash payments for Series A dividends were approximately $0.1 million for both 2010 and the first quarter 2011. No dividend cash payments have been made for the Series B or Series D as of March 24, 2011.

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
Recent Sales of Unregistered Securities
All information regarding the financings we completed during 2010 have been previously disclosed in current reports we have filed on Form 8-K.
Purchases of Equity Securities.
We did not repurchase any of our equity securities during the twelve months ended 2010.

Item 6.	Selected Financial Data
We are a smaller reporting company, and are not required to report this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Fibrocell Process. Our clinical development programs encompass both aesthetic and therapeutic indications. Our most advanced indication utilizing the Fibrocell Therapy is for the treatment of nasolabial folds/wrinkles, which completed Phase III clinical studies and the related Biologics License Application (“BLA”) was accepted for filing by the Food and Drug Administration (“FDA”) during May 2009. On October 9, 2009 the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed our nasolabial folds/wrinkles product candidate. The Committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial folds/wrinkles. The committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. The United States Adopted Names (“USAN”) Council adopted the USAN name, azficel-T, for our product on October 28, 2009, and the FDA is currently evaluating a proposed brand name, laViv®. On December 21, 2009, Fibrocell Science received a Complete Response letter from the FDA related to the BLA for azficel-T. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (CBER) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The letter also requested finalized Chemistry, Manufacturing and Controls (CMC) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures regarding shipping practices, and proposed labeling. The Company announced on December 20, 2010, that it had submitted its complete response to the Complete Response (CR) letter issued by the FDA regarding the Company’s BLA for azficel-T. On January 22, 2011, the FDA accepted for review the Company’s complete response submission for azficel-T. Even though the FDA has accepted the Company’s response for complete evaluation, there is no assurance that it will approve our product. The FDA, under the Prescription Drug User Fee Act (PDUFA), has a target six months review window to completely evaluate the Company’s response upon acceptance of the response. The PDUFA date is June 22, 2011. The Company announced on March 16, 2011, that it had submitted a final study report to the FDA for the completed, six-month histological study examining skin after injections of azficel-T.
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
Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At December 31, 2010, the Successor Company had cash and cash equivalents of approximately $0.9 million and negative working capital of less than $0.1 million. The Successor Company has also raised approximately $6.1 million less fees as the result of the issuance of Preferred Stock Series D and warrants in the period from January 1, 2011 through March 1, 2011. We received $0.2 million in subscription receivables from a July financing in mid-March 2011.
As of March 24, 2011, the Company had cash and cash equivalents of approximately $3.4 million and current liabilities of approximately $0.6 million. The Company’s current monthly cash run-rate is approximately $1.0 million. The Company is also planning to purchase manufacturing equipment and incur marketing expenditures within the next three months to prepare the Company for launch post a possible FDA approval. Thus, the Successor Company will need to access the capital markets in the near future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if the Successor Company raises additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Through December 31, 2010, the Successor Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2011. During the year ended December 31, 2010, the Successor Company financed its operations primarily through its existing cash, but as discussed above it now requires additional financing. There is substantial doubt about the Successor Company’s ability to continue as a going concern.

The Successor Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Successor Company and the offering terms. The Successor Company’s ability to complete an offering is also dependent on the status of its FDA regulatory milestones and its clinical trials, and in particular, the status of its indication for the treatment of nasolabial folds/wrinkles and the potential approval of the related BLA, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with GAAP, there exists substantial doubt about the Successor Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the near future. If the Successor Company does not obtain additional funding, or does not anticipate additional funding, in the near future, it will likely enter into bankruptcy and/or cease operations. Further, if it does raise additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. If the Successor Company enters into bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and its creditors, including preferred stock, will receive significantly less than what is owed to them.
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

Preferred Stock and Derivative Liability: The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) because any holder of Series A, B or D Preferred may require the Successor Company to redeem all of its Series A, B or D Preferred in the event of a triggering event which is outside of the control of the Successor Company.
The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred has been recorded as a derivative liability under ASC 815 in the Successor’s consolidated balance sheet as of December 31, 2010 and will be re-measured on the Successor Company’s reporting dates. The fair value of the derivative liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Successor Company will continue to classify the fair value of the embedded conversion option as a liability until the preferred stock is converted into common stock.
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
Emergence from Voluntary Reorganization Under Chapter 11 Proceedings and Reorganization Plan
Fibrocell emerged from Chapter 11 on September 3, 2009. See Note 2 in the accompanying Consolidated Financial Statements.
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

For discussions on the results of operations, the Successor Company has combined the results of operations for the eight months ended August 31, 2009, with the results of operations for the four months ended December 31, 2009. The combined periods have been compared to the year-ended December 31, 2010. The Successor Company believes that the combined financial results provide management and investors a more meaningful analysis of the Company’s performance and trends for comparative purposes.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in Part 1, Item 1 of this report.
Results of Operations—Comparison of Years Ending December 31, 2010 and 2009
REVENUES. Revenue remained constant at $0.9 million for the year ended December 31, 2010 and for the year ended December 31, 2009. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and non-peptide technology.
COST OF SALES. Costs of sales decreased $0.1 million to $0.5 million for the year ended December 31, 2010 as compared to $0.6 million for the year ended December 31, 2009. Our cost of sales relates to the operation of Agera. As a percentage of revenue, Agera cost of sales were approximately 55% for the year ended December 31, 2010 and 70% for the year ended December 31, 2009. Cost of sales as a percentage of revenue in 2010 has decreased as compared to 2009 primarily due to the recording of a reserve for slow moving and obsolete inventory in 2009.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.4 million, or 6%, to $6.5 million for the year ended December 31, 2010 as compared to $6.1 million for the year ended December 31, 2009. The increase primarily relates to a $0.3 million increase related to general and administrative expenses associated with consultants for financing and marketing as well as office expenses, $0.3 million increase related to legal expenses, $0.1 million increase in marketing, offset by a $0.3 million decrease in payroll related expenses. Legal expenses for the year ended December 31, 2009 were $0.2 million due to a $0.3 million reimbursement received from our insurance carrier related to defense costs associated with our class action and derivative matters. Had we not received this reimbursement, legal expenses would have been $0.5 million for both years ended December 31, 2010 and December 31, 2009.
RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1.6 million, or 40%, to $5.5 million for the year ended December 31, 2010 as compared to $3.9 million for the year ended December 31, 2009. The increase primarily relates to a $0.7 million increase in payroll related expenses, $0.5 million increase in consulting fees and $0.2 million increase in laboratory costs associated with clinical and manufacturing activities in our Exton, Pennsylvania location. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Fibrocell Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception (December 28, 1995) to date cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of December 31, 2010, for the Successor Company was $7.3 million.
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

REORGANIZATION ITEMS, NET. On June 15, 2009, Isolagen, Inc. and its wholly-owned, U.S. subsidiary Isolagen Technologies, Inc., filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware, as more fully discussed under Bankruptcy, Debt and Going Concern. A reorganization gain, net of reorganization costs, of less than $0.1 million and $73.5 million was recorded for the year ended December 31, 2010 and December 31, 2009, respectively, which was comprised primarily of legal fees and the unamortized debt acquisition costs, and gain of discharge of liabilities.
OTHER INCOME, NET. In November 2010, we received one grant totaling $0.2 million under the Qualified Therapeutic Discovery Project Grants Program. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation, and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a the 30-year period. There are no matching funding requirements or other requirements necessary to receive the funding.
INTEREST EXPENSE. Interest expense decreased $1.4 million to $1.1 million for the year ended December 31, 2010, as compared to $2.5 million for the year ended December 31, 2009. Our interest expense for the year ended December 31, 2010 is related to the 12.5% notes we issued in connection with our bankruptcy plan. We have been accreting the interest to principal at the rate of 15%. Our interest expense for the year ended December 31, 2009 is related to our $90.0 million, 3.5% convertible subordinated notes, as well as the related amortization of deferred debt issuance costs of $0.1 million and interest expense related to the secured bridge loan and DIP financing until the emergence out of bankruptcy. With the emergence out of bankruptcy, the 3.5% convertible subordinated notes were exchanged for $6.0 million of debt and 3,960,000 shares of the new common stock. There is also interest expense related to the 12.5% notes for the year end December 31, 2009.
NONCONTROLLING INTEREST. The noncontrolling interest income was approximately $0.1 million for the year ended December 31, 2010, as compared to noncontrolling interest income of $0.2 million for the year ended December 31, 2009. The decrease in noncontrolling interest income of $0.1 million is due to Agera’s decrease in net income in 2010 as compared to 2009.
NET INCOME/(LOSS). Net loss, excluding reorganization items, was relatively constant at $12.9 million for the year ended December 31, 2010 as compared to a net loss of $12.8 million for the year ended December 31, 2009. Net income of $60.7 million for the year ended December 31, 2009, included reorganization items of $73.5 million as a result of the emergence out of bankruptcy and discharge of debt and unsecured liabilities.
Liquidity and Capital Resources
Net cash provided by (used in) operating, investing and financing activities for the two years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009
	(in millions)
Cash flows from operating activities	$(9.3)	$(9.0)
Cash flows from investing activities	—	—
Cash flows from financing activities	8.8	7.5
OPERATING ACTIVITIES. Cash used in operating activities during the year ended December 31, 2010 amounted to $9.3 million, an increase of $0.3 million over the year ended December 31, 2009. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $0.7 million, offset by operating cash inflows from changes in operating assets and liabilities. The change in operating assets and liabilities is primarily due to a large increase in accounts payable at December 31, 2010 as compared to December 31, 2009.

Our negative operating cash flows in 2010 were funded from cash on hand at December 31, 2009, which were primarily the result of previously completed debt and equity offerings, as well as funds received for the issuance of preferred stock and common stock in 2010.
INVESTING ACTIVITIES. Minimal or no cash was used in investing activities during the year ended December 31, 2010 and during the year ended December 31, 2009.
FINANCING ACTIVITIES. There were $8.8 million cash proceeds from financing activities during the year ended December 31, 2010, as compared to $7.5 million received from financing activities during the year ended December 31, 2009. During 2010, we raised cash from the issuance of preferred stock, common stock and warrants.
Working Capital
As of December 31, 2010, we had cash and cash equivalents of $0.9 million and negative working capital of less than $0.1 million. The Successor Company has raised approximately $6.1 million less fees as the result of the issuance of Series D Preferred Stock and warrants in the period from January 1, 2011 through March 1, 2011. As of March 24, 2011, the Company had cash and cash equivalents of approximately $3.4 million and current liabilities of approximately $0.6 million. The Company’s current monthly cash run-rate is approximately $1.0 million. The Company is also planning to purchase manufacturing equipment and incur marketing expenditures within the next three months to prepare the Company for launch post a possible FDA approval. Thus, the Successor Company will need to access the capital markets in the near future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Debt
The Successor Company’s outstanding long-term debt at December 31, 2010 and December 31, 2009 consists of $7.3 million and $6 million, respectively, of 12.5% Unsecured Promissory Notes (“New Notes”). Unpaid interest has been accreted to the principal at a rate of 15%. The New Notes have the following features: (1) 12.5% interest payable quarterly in cash or, at the Successor Company’s option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due; (2) maturing June 1, 2012; (3) at any time prior to the maturity date, the Successor Company may redeem any portion of the outstanding principal of the New Notes in Cash at 125% of the stated face value of the New Notes. There is a mandatory redemption feature that requires the Successor Company to redeem all outstanding new notes if: (1) the Successor Company successfully completes a capital campaign raising in excess of $10 million; or (2) the Successor Company is acquired by, or sell a majority stake to, an outside party.
Factors Affecting Our Capital Resources
Inflation did not have a significant impact on the Company’s results during the year ended December 31, 2010.
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
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to management, including these officers, by other employees of the Company, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. As of December 31, 2010, the officers (the principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective.
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
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On January 28, 2011, we completed a private placement of securities in which we sold to certain accredited investors in the aggregate: (i) 1,414 shares of Series D Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series D Preferred”), and (ii) warrants to purchase 2,828,000 shares of Company common stock (“Common Stock”) at an exercise price of $0.50 per share.
The aggregate purchase price paid by the Purchasers for the Series D Preferred and the warrants was $1,414,000 (representing $1,000 for each share of Series D Preferred together with warrants). We intend to use the proceeds for working capital purposes.
The placement agents for the offering received cash compensation of $113,120 and warrants to purchase 226,240 shares of Common Stock at an exercise price of $0.50 per share.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than May 2, 2011 and is incorporated into this Item 10 by reference.
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
The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than May 2, 2011 and is incorporated into this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than May 2, 2011 and is incorporated into this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than May 2, 2011 and is incorporated into this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item 14 will be included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than May 2, 2011 and is incorporated into this Item 14 by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedule
(a)(1) Financial Statements.
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2010 (Successor Company) and 2009 (Successor Company)
•	Consolidated Statements of Operations for the year ended December 31, 2010 (Successor Company), four months ended December 31, 2009 (Successor Company), from inception (September 1, 2009) to December 31, 2010 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and from inception to August 31, 2009 (Predecessor Company)
•	Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) from inception to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to December 31, 2010 (Successor Company)
•	Consolidated Statements of Cash Flows for the year ended December 31, 2010, four months ended December 31, 2009, from inception (September 1, 2009) to December 31, 2010 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and cumulative period from inception to August 31, 2009 (Predecessor Company)
•	Notes to Consolidated Financial Statements
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
3.4
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated July 16, 2010. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed July 20, 2010).

3.5
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. (incorporated by reference to Exhibit 3.2 to our Form 8-K filed December 8, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form 10-Q filed November 23, 2009)

EXHIBIT
NO.	IDENTIFICATION OF EXHIBIT
4.2	Form of Class A/B Common Stock Purchase Warrant issued in October 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 14, 2009)
4.3	Form of 12.5% Promissory Note (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 10, 2009)
4.4	Form of Placement Agent Warrant issued in November 2009 offering (incorporated by reference to Exhibit 4.2 to our Form 10-Q filed November 23, 2009)
4.5	Common Stock Purchase Warrant issued in March 2010 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 3, 2010)
4.6	Form of Common Stock Purchase Warrant issued in July 2010 Series B preferred stock offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed July 20, 2010)
4.7	Form of Placement Agent Warrant issued in July 2010 Series B preferred stock offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed July 20, 2010)
4.8	Form of Common Stock Purchase Warrant used for Series B preferred stock offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed October 22, 2010).
4.9	Form of Common Stock Purchase Warrant used for the Series D preferred stock offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 15, 2011).
10.1	Securities Purchase Agreement dated October 13, 2009 between the Company and the Series A Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 14, 2009)
10.2	Amended and Restated Employment Agreement between the Company and Declan Daly dated August 24, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 27, 2010)
10.3	Consulting Agreement between the Company and Robert Langer (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed November 23, 2009)
10.4	2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.5 to our Form S-8 filed March 3, 2011)
10.5	Lease Agreement between Isolagen, Inc and The Hankin Group dates April 7, 2005 (previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005)
10.6	Purchase Option Agreement between Isolagen, Inc and 405 Eagleview Associates dated April 7, 2005 (previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005)
10.7
Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners (previously filed as an exhibit to the company’s amended Form S-1, as filed on October 24, 2003)

10.8	Employment Agreement between the Company and David Pernock (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 1, 2010)
10.9	Securities Purchase Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 3, 2010)
10.10	Registration Rights Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 3, 2010)
10.11	Registration Rights Agreement between the Company and the Series A Preferred Stock Purchasers, dated October 13, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed October 14, 2009)
10.12	Securities Purchase Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 20, 2010)
10.13	Form of Registration Rights Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 20, 2010)
10.14	Form of Securities Purchase Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 4.1 of the Form 8-K filed October 22, 2010).
21	List of Subsidiaries (previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)
*23.1	Consent of BDO USA, LLP
*31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fibrocell Science, Inc.

By:	/s/ David Pernock
David Pernock
Chief Executive Officer
Date: March 30, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David Pernock David Pernock	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2011

/s/ Declan Daly Declan Daly	Chief Financial Officer, Chief Operating Officer and Director	March 30, 2011

/s/ Kelvin Moore Kelvin Moore	Director	March 30, 2011

/s/ Dr. Robert Langer Dr. Robert Langer	Director	March 30, 2011

/s/ Marc Mazur Marc Mazur	Director	March 30, 2011

/s/ Dr. George Korkos Dr. George Korkos	Director	March 30, 2011

Fibrocell Science, Inc.
(A Development Stage Company)
Index to Consolidated Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the year ended December 31, 2010 (Successor Company), four months ended December 31, 2009 (Successor Company), from inception (September 1, 2009) to December 31, 2010 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and from inception to August 31, 2009 (Predecessor Company)
F-4

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) From Inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and four months ended December 31, 2009 (Successor Company) and year ended December 31, 2010 (Successor Company)
F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2010 (Successor Company), four months ended December 31, 2009 (Successor Company), cumulative period from inception (September 1, 2009) to December 31, 2010 (Successor Company), eight months ended August 31, 2009 (Predecessor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)
F-17

Notes to Consolidated Financial Statements	F-19

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Fibrocell Science, Inc. (a development stage company)
Exton, Pennsylvania
We have audited the accompanying consolidated balance sheets of Fibrocell Science, Inc. (in the development stage) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for the year ended December 31, 2010 (“Successor”), for the period from January 1 to August 31, 2009 (“Predecessor — as described in Note 1 of the notes to the consolidated financial statements”) and for the period from the Successor’s inception of operations (September 1, 2009) through December 31, 2009. We have also audited the statements of shareholders’ equity (deficit) for the period from December 28, 1995 (Predecessor’s inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fibrocell Science, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 (“Successor”), for the period from January 1 to August 31, 2009 (“Predecessor”) and for the period from the Successor’s inception of operations (September 1, 2009) through December 31, 2009 and the statements of shareholders’ equity (deficit) for the period from December 28, 1995 (Predecessor’s inception) to August 31, 2009 and for the period from the Successor’s inception of operations (September 1, 2009) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO USA, LLP
Houston, Texas
March 30, 2011

F2

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$867,738	$1,362,488
Accounts receivable, net	229,891	269,759
Inventory, net	258,939	226,032
Prepaid expenses and other current assets	559,082	525,024

Total current assets	1,915,650	2,383,303
Property and equipment, net of accumulated depreciation of $8,085 and $0, respectively	21,589	—
Other assets	250	250
Intangible assets	6,340,656	6,340,656

Total assets	$8,278,145	$8,724,209

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit and Noncontrolling Interest
Current liabilities:
Current debt	$56,911	$47,795
Accounts payable	1,096,125	245,023
Accrued expenses	789,482	544,260

Total current liabilities	1,942,518	837,078
Long-term debt	7,290,881	6,000,060
Deferred tax liability	2,500,000	2,500,000
Warrant liability	8,171,518	635,276
Derivative liability	2,120,360	—
Other long-term liabilities	255,606	369,210

Total liabilities	22,280,883	10,341,624

Commitments and contingencies

Preferred stock series A, $0.001 par value; 9,000 shares authorized; 3,250 shares issued and 2,886 shares outstanding	1,280,150	2,511,070
Preferred stock series B, $0.001 par value; 9,000 shares authorized; 4,640 shares issued and outstanding	—	—
Preferred stock series B, $0.001 par value; subscription receivable	(210,000)	—
Preferred stock series D, $0.001 par value; 8,000 shares authorized; 1,645 shares issued and outstanding	—	—

Fibrocell Science, Inc. shareholders’ deficit:
Successor common stock, $0.001 par value; 250,000,000 shares authorized; 20,375,500 issued and outstanding	20,376	14,692
Additional paid-in capital	2,437,893	508,347
Accumulated deficit during development stage	(17,981,530)	(5,049,999)

Total Fibrocell Science, Inc. shareholders’ deficit	(15,523,261)	(4,526,960)

Noncontrolling interest	450,373	398,475

Total deficit and noncontrolling interest	(15,072,888)	(4,128,485)

Total liabilities, preferred stock, shareholders’ deficit and noncontrolling interest	$8,278,145	$8,724,209

The accompanying notes are an integral part of these consolidated financial statements.

F3

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Successor	Successor	Successor	Predecessor	Predecessor
			Cumulative period		Cumulative period
			from September 1,		from December 28,
		For the four months	2009 (date of	For the eight	1995 (date of
	For the year ended	ended December 31,	inception) to	months ended	inception) to August
	December 31, 2010	2009	December 31, 2010	August 31, 2009	31, 2009
Revenue
Product sales	$936,369	$329,941	$1,266,310	$538,620	$4,818,994
License fees	—	—	—	—	260,000

Total revenue	936,369	329,941	1,266,310	538,620	5,078,994
Cost of sales	502,648	182,048	684,696	424,139	2,279,335

Gross profit	433,721	147,893	581,614	114,481	2,799,659
Selling, general and administrative expenses	6,515,581	2,708,356	9,223,937	3,427,374	84,805,520
Research and development expenses	5,486,319	1,823,196	7,309,515	2,107,718	56,269,869

Operating loss	(11,568,179)	(4,383,659)	(15,951,838)	(5,420,611)	(138,275,730)
Other income (expense)
Interest income	—	1	1	248	6,989,539
Reorganization items, net	3,303	(72,477)	(69,174)	73,538,984	73,538,984
Other income (expense)	244,479	—	244,479	(6,243)	316,338
Warrant expense	(465,232)	(319,084)	(784,316)	—	—
Interest expense	(1,045,199)	(247,174)	(1,292,373)	(2,232,138)	(18,790,218)

Income (loss) from continuing operations before income taxes	(12,830,828)	(5,022,393)	(17,853,221)	65,880,240	(76,221,087)
Income tax benefit	—	—	—	—	190,754

Income (loss) from continuing operations	(12,830,828)	(5,022,393)	(17,853,221)	65,880,240	(76,030,333)
Income (loss) from discontinued operations	(48,805)	(12,113)	(60,918)	46,923	(41,091,311)

Net income (loss)	(12,879,633)	(5,034,506)	(17,914,139)	65,927,163	(117,121,644)
Deemed dividend associated with beneficial conversion	—	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	—	(1,589,861)
Net (income)/loss attributable to noncontrolling interest	(51,898)	(15,493)	(67,391)	(205,632)	1,799,523

Net income (loss) attributable to Fibrocell Science, Inc. common shareholders	$(12,931,531)	$(5,049,999)	$(17,981,530)	$65,721,531	$(128,335,806)

Per share information:
Income (loss) from continuing operations-basic and diluted	$(0.68)	$(0.35)	$(1.01)	$1.72	$(4.30)
Loss from discontinued operations-basic and diluted	—	—	—	—	(2.32)
Income attributable to noncontrolling interest	—	—	—	—	0.10

Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	(0.65)
Preferred stock dividends	—	—	—	—	(0.09)

Net income (loss) attributable to common shareholders per common share—basic and diluted	$(0.68)	$(0.35)	$(1.01)	$1.72	$(7.26)

Weighted average number of basic and diluted common shares outstanding	18,757,756	14,380,381	17,681,500	38,230,886	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

F4

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96 (Predecessor)	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97(Predecessor)	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

F5

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98 (Predecessor)	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99 (Predecessor)	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00 (Predecessor)	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

F6

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

F7

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

F8

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03 (Predecessor)	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

F9

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	of Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04 (Predecessor)	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

F10

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05 (Predecessor)	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

F11

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06 (Predecessor)	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

F12

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07 (Predecessor)	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

F13

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815
Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08 (Predecessor)	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

F14

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock — 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock — 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912

Comprehensive income:

Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	—	—	—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	—	—	—	—	—	(7,688,831)	—	—	—	—	382,982	(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	—	—	—	11,400,000	11,400	(2,228,231)	—	—	—	—	382,982	(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Issuance of common stock on Oct. 28, 2009	—	—	—	—	25,501	25	58,627	—	—	—	—	—	58,652
Compensation expense on shares issued to management	—	—	—	—	600,000	600	167,400	—	—	—	—	—	168,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	326,838	—	—	—	—	—	326,838
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	386,380	—	—	—	—	—	386,380

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(5,049,999)	15,493	(5,034,506)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,034,506)

Balance 12/31/09 (Successor)	—	$—	—	$—	14,692,167	$14,692	$508,347	—	$—	$—	$(5,049,999)	$398,475	$(4,128,485)
The accompanying notes are an integral part of these consolidated financial statements.

F15

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Issuance of 5.1 million shares of common stock in March 2010, net of issuance costs of $338,100	—	$—	—	$—	5,076,664	$5,077	$3,464,323	—	$—	$—	$—	$—	$3,469,400
Warrant fair value associated with common shares issued in March 2010	—	—	—	—	—	—	(2,890,711)	—	—	—	—	—	(2,890,711)
Compensation expense on shares issued to management — 1Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-1Q10	—	—	—	—	—	—	324,377	—	—	—	—	—	324,377
Compensation expense on option awards issued to non-employees-1Q10	—	—	—	—	—	—	18,391	—	—	—	—	—	18,391
Compensation expense on shares issued to management — 2Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q10	—	—	—	—	—	—	222,011	—	—	—	—	—	222,011
Compensation expense on option awards issued to non-employees-2Q10	—	—	—	—	—	—	33,206	—	—	—	—	—	33,206
Compensation expense on shares issued to management — 3Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-3Q10	—	—	—	—	—	—	183,231	—	—	—	—	—	183,231
Compensation expense on option awards issued to non-employees-3Q10	—	—	—	—	—	—	7,724	—	—	—	—	—	7,724
Compensation expense on shares issued to management — 4Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-4Q10	—	—	—	—	—	—	104,094	—	—	—	—	—	104,094
Compensation expense on option awards issued to non-employees-4Q10	—	—	—	—	—	—	27,507	—	—	—	—	—	27,507
Preferred Stock Series A conversion	—	—	—	—	606,667	607	363,393	—	—	—	—	—	364,000

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(12,931,531)	51,898	(12,879,633)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,879,633)

Balance 12/31/10 (Successor)	—	$—	—	$—	20,375,498	$20,376	$2,437,893	—	$—	$—	$(17,981,530)	$450,373	$(15,072,888)

The accompanying notes are an integral part of these consolidated financial statements.

F16

Fibrocell Science, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Successor	Successor	Successor	Predecessor	Predecessor
			Cumulative
			period from
			September 1,		Cumulative period
	Twelve months	Four months	2009 (date of		from December 31,
	ended	ended	inception) to	Eight months	1995 (date of
	December 31,	December 31,	December 31,	ended August 31,	inception) to August
	2010	2009	2010	2009	31, 2009
Cash flows from operating activities:
Net (loss) income	$(12,931,531)	$(5,049,999)	$(17,981,530)	$65,721,531	$(115,322,121)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Reorganization items, net	—	72,477	72,477	(74,648,976)	(74,648,976)
Expense related to equity awards and issuance of stock	992,541	881,218	1,873,759	583,453	10,608,999
Warrant expense	465,232	319,084	784,316	—	—
Uncompensated contribution of services	—	—	—	—	755,556
Depreciation and amortization	8,085	—	8,085	—	9,091,990
Provision for doubtful accounts	(7,818)	(46,619)	(54,437)	501	337,810
Provision for excessive and/or obsolete inventory	(60,366)	11,664	(48,702)	169,085	259,427
Amortization of debt issue costs	—	—	—	985,237	4,107,067
Amortization of debt discounts on investments	—	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	—	—	17,668,477
Foreign exchange gain on substantial liquidation of foreign entity	(5,072)	(2,614)	(7,686)	30,012	(2,256,408)
Net (loss) income attributable to non-controlling interest	51,898	15,493	67,391	205,632	(1,799,523)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in accounts receivable	47,686	23,544	71,230	91,666	(91,496)
Decrease (increase) in other receivables	(4,033)	4,740	707	23,632	218,978
Decrease (increase) in inventory	27,459	30,923	58,382	29,543	(455,282)
Decrease (increase) in prepaid expenses	42,799	(244,905)	(202,106)	628,197	34,341
Decrease (increase) in other assets	—	4,120	4,120	(112,441)	71,000
Increase (decrease) in accounts payable	851,102	107,622	958,724	(230,592)	57,648
Increase (decrease) in accrued expenses, liabilities subject to compromise and other liabilities	1,256,140	(425,794)	830,346	1,868,162	3,311,552
Increase (decrease) in deferred revenue	—	—	—	(7,522)	(50,096)

Net cash used in operating activities	(9,265,878)	(4,299,046)	(13,564,924)	(4,662,880)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	—	—	(2,016,520)
Purchase of property and equipment	(29,674)	—	(29,674)	—	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	—	—	6,542,434
Purchase of investments	—	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	—	153,507,000

Net cash used in investing activities	(29,674)	—	(29,674)	—	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	—	135,667
Proceeds from the issuance of redeemable preferred stock series A, net	—	2,870,000	2,870,000	—	12,931,800
Proceeds from the issuance of redeemable preferred stock series B, net	4,019,570	—	4,019,570	—	—
Proceeds from the issuance of redeemable preferred stock series D, net	1,509,400	—	1,509,400	—	—
Proceeds from the issuance of common stock, net	3,469,400	1,800,000	5,269,400	—	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	—	—	(360,872)	(360,872)
Proceeds from secured loan	—	—	—	500,471	500,471
Proceeds from debtor-in-possession loan	—	—	—	2,750,000	2,750,000
Payments on insurance loan	(63,683)	(21,891)	(85,574)	(63,983)	(79,319)
Cash dividends paid on preferred stock	(139,750)	—	(139,750)	—	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	—	(48,547)
Repurchase of common stock	—	—	—	—	(26,024,280)

Net cash provided by financing activities	8,794,937	4,648,109	13,443,046	2,825,616	170,137,276

Effect of exchange rate changes on cash balances	5,865	3,149	9,014	(6,760)	(36,391)

F17

	Successor	Successor	Successor	Predecessor	Predecessor
			Cumulative
			period from
			September 1,		Cumulative period
	Twelve months	Four months	2009 (date of		from December 31,
	ended	ended	inception) to	Eight months	1995 (date of
	December 31,	December 31,	December 31,	ended August 31,	inception) to August
	2010	2009	2010	2009	31, 2009
Net increase (decrease) in cash and cash equivalents	(494,750)	352,212	(142,538)	(1,844,024)	1,010,276
Cash and cash equivalents, beginning of period	1,362,488	1,010,276	1,010,276	2,854,300	—

Cash and cash equivalents, end of period	$867,738	$1,362,488	$867,738	$1,010,276	$1,010,276

Supplemental disclosures of cash flow information:
Predecessor cash paid for interest	$—	$—	$—	$—	$12,715,283

Successor cash paid for dividends	139,750	—	139,750	—	—

Non-cash investing and financing activities:
Predecessor deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$—	$—	$11,423,824

Predecessor preferred stock dividend	—	—	—	—	1,589,861

Successor accrued preferred stock dividend	191,417	42,740	191,417	—	—

Predecessor uncompensated contribution of services	—	—	—	—	755,556

Predecessor common stock issued for intangible assets	—	—	—	—	540,000

Predecessor common stock issued in connection with conversion of debt	—	—	—	10,814,000	10,814,000

Predecessor equipment acquired through capital lease	—	—	—	—	167,154

Successor/Predecessor financing of insurance premiums	97,065	81,517	178,582	—	87,623

Successor issuance of notes payable	—	—	—	6,000,060	6,000,060

Successor common stock issued in connection with reorganization	—	—	—	5,472,000	5,472,000

Successor intangible assets	—	—	—	6,340,656	6,340,656

Successor deferred tax liability in connection with fresh-start	—	—	—	2,500,000	2,500,000

Elimination of Predecessor common stock and fresh start adjustment	—	—	—	14,780,320	14,780,320

Successor subscription receivable	210,000	316,192	210,000	—	—

Successor accrued warrant liability	7,071,010	316,192	7,387,202	—	—

Successor conversion of preferred stock into common stock	364,000	—	364,000	—	—

Successor accrued derivative liability	2,120,360	—	2,120,360	—	—

The accompanying notes are an integral part of these consolidated financial statements.

F18

Fibrocell Science, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Note 1—Business and Organization
Fibrocell Science, Inc. (“Fibrocell” or the “Company” or the “Successor”) is the parent company of Fibrocell Technologies (“Fibrocell Tech”) and Agera Laboratories, Inc., a Delaware corporation (“Agera”). Fibrocell Technologies is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”).
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
In October 2006, the Predecessor Company reached an agreement with the U.S. Food and Drug Administration (“FDA”) on the design of a Phase III pivotal study protocol for the treatment of nasolabial folds/wrinkles. The randomized, double-blind protocol was submitted to the FDA under the agency’s Special Protocol Assessment (“SPA”) regulations. Pursuant to this assessment process, the FDA has agreed that the Predecessor Company’s study design for two identical trials, including patient numbers, clinical endpoints, and statistical analyses, is acceptable to the FDA to form the basis of an efficacy claim for a marketing application. The randomized, double-blind, pivotal Phase III trials will evaluate the efficacy and safety of our product against placebo in approximately 400 patients with approximately 200 patients enrolled in each trial. The Predecessor Company completed enrollment of the study and commenced injection of subjects in early 2007. All injections were completed in January 2008 and top line results from this trial were publically announced in August 2008. The data analysis, including safety data, was publically released in October 2008. The related Biologics License Application (“BLA”) was submitted to the FDA in March 2009. In May 2009, the Predecessor Company announced that the FDA had completed its initial review of the Company’s BLA related to its nasolabial folds/wrinkles product candidate and that the FDA had accepted (or filed) the BLA for full review.
On October 9, 2009, the FDA Cellular, Tissue and Gene Therapies Advisory Committee reviewed the Company’s nasolabial folds/wrinkles product candidate. The Committee voted 11 “yes” to 3 “no” that the data presented on our product demonstrated efficacy, and 6 “yes” to 8 “no” that the data demonstrated safety; both for the proposed indication of treatment of nasolabial folds/wrinkles. The Committee’s recommendations are not binding on the FDA, but the FDA will consider their recommendations during their review of our application. The United States Adopted Names (“USAN”) Council adopted the USAN name, azficel-T, for our nasolabial folds/wrinkles product candidate on October 28, 2009, and the FDA is currently evaluating a proposed brand name, laViv®.
On December 21, 2009, Fibrocell received a Complete Response letter from the FDA related to the BLA for azficel-T, an autologous cell therapy for the treatment of moderate to severe nasolabial folds/wrinkles in adults. A Complete Response letter is issued by the FDA’s Center for Biologics Evaluation and Research (“CBER”) when the review of a file is completed and additional data are needed prior to approval. The Complete Response letter requested that Fibrocell Science provide data from a histopathological study on biopsied tissue samples from patients following injection of azficel-T. The histology study (IT-H-001) will evaluate tissue treated with azficel-T as compared to tissue treated with sterile saline (placebo). The study will also provide information about the skin after treatment, including evaluation of collagen and elastin fibrils, and cellular structure of the sampled tissues. The Company submitted a proposed protocol concerning a histopathological study on biopsied samples to the FDA and to the Company’s Investigational Review Board (“IRB”). The IRB has approved the protocol and the Company received the comments from the FDA on the protocol in May 2010.

F19

On May 13, 2010, the Company announced the initiation of the small histology study of azficel-T, discussed above. The study had a target enrollment of approximately 20 participants from the completed and statistically significant pivotal Phase III studies of azficel-T (IT-R-005 and IT-R-006). The Company announced on July 8, 2010, the completion of enrollment of and first treatment visits for participants in its histology study of azficel-T. The second treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of July. The third treatment visits for participants enrolled in the histology study of azficel-T were completed by the end of August.
The Complete Response letter also requested finalized Chemistry, Manufacturing and Controls (“CMC”) information regarding the manufacture of azficel-T as follow-up to discussions that occurred during the BLA review period, as well as revised policies and procedures.
The Company announced on December 20, 2010, that it had submitted its complete response to the Complete Response (“CR”) letter issued by the FDA regarding the Company’s BLA for azficel-T. On January 22, 2011, the FDA accepted for review the Company’s complete response submission. Even though the FDA has accepted the Company’s response for complete evaluation, there is no assurance that it will approve our product. The FDA, under the Prescription Drug User Fee Act (“PDUFA”), has a target six months review window to completely evaluate the Company’s response. The PDUFA date is June 22, 2011.
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
Note 2—Basis of Presentation
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

F20

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
As of September 1, 2009, the Successor Company adopted fresh-start accounting in accordance with ASC 852-10. The Successor Company selected September 1, 2009, as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the September 3, 2009 effective date and the immaterial impact of transactions between September 1, 2009 and September 3, 2009. The adoption of fresh-start accounting resulted in the Successor Company becoming a new entity for financial reporting purposes. The Successor Company is a development stage company in accordance with ASC 915, Development Stage Entities. As such, the cumulative to date totals commenced on September 1, 2009 for the Successor Company.
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
For discussions on the results of operations, the Successor Company has combined the results of operations for the eight months ended August 31, 2009, with the results of operations for the four months ended December 31, 2009. The combined periods have been compared to the year ended December 31, 2010. The Successor Company believes that the combined financial results provide management and investors a more meaningful analysis of the Successor Company’s performance and trends for comparative purposes.
Note 3—Going Concern
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At December 31, 2010, the Successor Company had cash and cash equivalents of approximately $0.9 million and negative working capital of less than $0.1 million. The Successor Company has raised approximately $6.1 million less fees as the result of the issuance of Series D Preferred Stock and warrants in the period from January 1, 2011 through March 1, 2011. The Company received $0.2 million in subscription receivables from a July financing in mid-March 2011.

F21

As of March 24, 2011, the Company had cash and cash equivalents of approximately $3.4 million and current liabilities of approximately $0.6 million. The Company’s current monthly cash run-rate is approximately $1.0 million. The Company is also planning to purchase manufacturing equipment and incur marketing expenditures within the next three months to prepare the Company for launch post a possible FDA approval. Thus, the Successor Company will need to access the capital markets in the near future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if the Successor Company raises additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Through December 31, 2010, the Successor Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2011. During the year ended December 31, 2010, the Successor Company financed its operations primarily through its existing cash received from external financings, but as discussed above it now requires additional financing. There is substantial doubt about the Successor Company’s ability to continue as a going concern.
The Successor Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Successor Company and the offering terms. The Successor Company’s ability to complete an offering is also dependent on the status of its FDA regulatory milestones and its clinical trials, and in particular, the status of its indication for the treatment of nasolabial folds/wrinkles and the potential approval of the related BLA, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.
As a result of the conditions discussed above, and in accordance with GAAP, there exists substantial doubt about the Successor Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the near future. If the Successor Company does not obtain additional funding, or does not anticipate additional funding, in the near future, it will likely enter into bankruptcy and/or cease operations. Further, if it does raise additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. If the Successor Company enters into bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and its creditors, including preferred stock, will receive significantly less than what is owed to them.
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

F22

Concentration of Credit Risk
As of December 31, 2010, the Successor Company maintains the majority of its cash primarily with one major U.S. domestic bank. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The terms of these deposits are on demand to minimize risk. The Successor Company has not incurred losses related to these deposits. Cash and cash equivalents of approximately $0.1 million, related to Agera and the Successor Company’s Swiss subsidiary, is maintained in two separate financial institutions. The Successor Company invests these funds primarily in demand deposit accounts.
Allowance for Doubtful Accounts
The Successor Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. One foreign customer represents 88% and 87% of accounts receivable, net, at December 31, 2010 and 2009, respectively. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Successor Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.
The allowance for doubtful accounts was $29,280 and $37,098 at December 31, 2010 and 2009, respectively.
Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. At December 31, 2010, Agera’s inventory of $0.3 million consisted of $0.2 million of raw materials and $0.1 million of finished goods. At December 31, 2009, Agera’s inventory of $0.2 million consisted of $0.2 million of raw materials and less than $0.1 million of finished goods.
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
Intangible assets
Intangible assets are research and development assets related to the Successor Company’s primary study that was recognized upon emergence from bankruptcy (see Note 5). Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows. There was no impairment of the intangible assets as of December 31, 2010.
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

F23

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
Other Income, Net
In November 2010, we received one grant totaling $0.2 million under the Qualified Therapeutic Discovery Project Grants Program. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation, and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a the 30-year period. There are no matching funding requirements or other requirements necessary to receive the funding.
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

F24

Preferred Stock and Derivative Liability
The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) because any holder of Series A, B and D Preferred may require the Successor Company to redeem all of its Series A, B or D Preferred in the event of a triggering event which is outside of the control of the Successor Company.
The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred has been recorded as a derivative liability under ASC 815 in the Successor’s consolidated balance sheet as of December 31, 2010 and will be re-measured on the Successor Company’s reporting dates. The fair value of the derivative liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Successor Company will continue to classify the fair value of the embedded conversion option as a liability until the preferred stock is converted into common stock.
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
In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations. No such charges have been incurred by the Company. As of December 31, 2010 and December 31, 2009, the Successor Company had no accrued interest related to uncertain tax positions.
At December 31, 2010 and December 31, 2009, the Company has provided a full valuation allowance for the net deferred tax assets, the large majority of which relates to the future benefit of loss carryovers. In addition, as a result of fresh-start accounting, the Successor Company may be limited by section 382 of the Internal Revenue Service Code. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject. The deferred tax liability at December 31, 2010 and December 31, 2009, relates to the intangible assets recognized upon fresh-start accounting.

F25

Earnings (loss) per share data
Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted earnings per share (“Diluted EPS’) also gives effect to the dilutive effect of stock options, warrants, restricted stock and convertible preferred stock calculated based on the treasury stock method.
The Predecessor and Successor Company’s potentially dilutive securities consist of potential common shares related to stock options, warrants, restricted stock and convertible preferred stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would be anti-dilutive. The Company does not present diluted earnings per share for periods in which it incurred net losses as the effect is anti-dilutive. There were no potentially dilutive securities for the eight months ended August 31, 2009, due to the cancellation of the convertible notes and the cancellation of all the outstanding stock option plans and the last known market price was less than exercise price.
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
Adoption of Standards
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the existing fair value measurement and disclosure guidance currently included in ASC Topic 820, “Fair Value Measurements and Disclosures,” to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s consolidated financial statements or results of operations.
In September 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable when such deliverables are not sold separately either by the company or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company expects to adopt ASU 2009-13 on January 1, 2011 and does not expect ASU 2009-13 to have a material impact on its consolidated financial statements.

F26

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
Fresh-start accounting reflects the value of the Successor Company as determined in the confirmed Plan. Under fresh-start accounting, the Successor Company’s assets values are remeasured and allocated in conformity with ASC 805-20, Business Combinations, Identifiable Assets and Liabilities, and Any Noncontrolling Interest. Fresh-start accounting also requires that all liabilities should be stated at fair value. The portion of the reorganization value which was attributed to identified intangible assets was $6,340,656. This value is related to research and development assets that are not subject to amortization. In accordance with ASC 805-20, this amount is reported as intangibles in the consolidated balance sheets, and is not being amortized.
Note 6—Liabilities Subject to Compromise and Reorganization Items
Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. For further information regarding the discharge of liabilities subject to compromise, see Note 5- “Fresh-Start Accounting in the notes of these Financial Statements. As of December 31, 2010, there were no liabilities subject to compromise.
The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items, net” and are presented separately in the unaudited consolidated statements of operations. For the year ended December 31, 2010, for the four months ended December 31, 2009 and for the eight months ended December 31, 2009, the following have been incurred:

	Successor	Successor	Predecessor
	Year ended	Four months ended	Eight months ended
	December 31, 2010	December 31, 2009	August 31, 2009
Professional fees expense	$(13,150)	$(13,825)	$(533,271)
Debt issuance costs related to DIP facility	—	—	(295,757)
Other debt issuance costs	—	—	(280,964)
Gain (loss) on discharge of liabilities subject to compromise	16,453	(58,652)	74,648,976

Total reorganization items, net	$3,303	$(72,477)	$73,538,984

F27

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
Cash paid for reorganization items during the year ended December 31, 2010 and December 31, 2009 was less than $0.1 million and $0.6 million, respectively. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
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
Note 8—Fair Value Measurements
The Company adopted the accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:
•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
At December 31, 2010
Cash and cash equivalents	$867,738	$—	$—	$867,738

Liabilities
Warrant liability	$—	$—	$8,171,518	$8,171,518
Derivative liability	—	—	2,120,360	2,120,360

Total	$—	$—	$10,291,878	$10,291,878

F28

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
At December 31, 2009
Cash and cash equivalents	$1,362,488	$—	$—	$1,362,488

Liabilities
Warrant liability	$—	$—	$635,276	$635,276

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant
Liability
Balance at January 1, 2009	$—
Issuance of additional warrants	316,192
Change in fair value of warrant liability	319,084

Balance at December 31, 2009	635,276
Issuance of additional warrants	7,071,010
Change in fair value of warrant liability	465,232

Balance at December 31, 2010	$8,171,518

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 15 for further discussion of the warrant liability.
The reconciliation of derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative
Liability

Balance at December 31, 2009	$—
Record fair value of derivative liability	2,120,360

Balance at December 31, 2010	$2,120,360

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 14 for further discussion of the derivative liability.

F29

Note 9—Property and Equipment
As of December 31, 2010 and 2009, property and equipment consisted of the following:

	December 31,	December 31,
	2010	2009
Lab equipment	$18,685	$—
Computer equipment and software	10,989	—

	29,674	—
Less: Accumulated depreciation and amortization	(8,085)	—

Property and equipment, net	$21,589	$—

Depreciation expense was $8,085 for the year ending December 31, 2010.
Note 10—Accrued Expenses
Accrued expenses consist of the following:

	December 31,	December 31,
	2010	2009
Accrued professional fees	$413,384	$147,410
Accrued compensation	7,076	7,208
Accrued interest	—	246,578
Dividend on preferred stock payable	191,417	42,740
Accrued other	177,605	100,324

Accrued expenses	$789,482	$544,260

Note 11—Debt
The Successor Company’s outstanding long-term debt at December 31, 2010 and December 31, 2009 consists of $7.3 million and $6 million, respectively, of 12.5% Unsecured Promissory Notes (“New Notes”). Unpaid interest has been accreted to the principal at a rate of 15%. The New Notes have the following features: (1) 12.5% interest payable quarterly in cash or, at the Successor Company’s option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due; (2) maturing June 1, 2012; (3) at any time prior to the maturity date, the Successor Company may redeem any portion of the outstanding principal of the New Notes in Cash at 125% of the stated face value of the New Notes. There is a mandatory redemption feature that requires the Successor Company to redeem all outstanding new notes if: (1) the Successor Company successfully completes a capital campaign raising in excess of $10 million; or (2) the Successor Company is acquired by, or sell a majority stake to, an outside party. The current debt of $57K is due in 2011 and the promissory note is due June 2012.
Total debt is comprised of the following:

	December 31,	December 31,
	2010	2009
Current debt	$56,911	$47,795

Total Current Debt	56,911	47,795
Promissory Note	7,290,881	6,000,060

Total debt	$7,347,792	$6,047,855

Note 12—Income Taxes
Fibrocell Science, Inc. and Fibrocell Technologies, Inc. file a consolidated U.S. Federal income tax return. During the third quarter of 2006, the Company acquired a 57% interest in Agera (see Note 7 — “Agera Laboratories, Inc.”). Agera files a separate U.S. Federal income tax return. The Company’s foreign subsidiaries, which comprise loss from discontinued operations, file income tax returns in their respective jurisdictions. The geographic source of loss from continuing operations is the United States.

F30

The components of the income tax expense/(benefit) related to continuing operations, are as follows:

	Successor	Successor	Predecessor
Eight
		Four months	Months
	Year ended	ended	ended
	December 31,	December 31,	August 31,
	2010	2009	2009
U.S. Federal:
Current	$—	$—	$—
Deferred	—	—	—
U.S. State:
Current	—	—	—
Deferred	—	—	—

	$—	$—	$—

The reconciliation between income taxes/(benefit) at the U.S. federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Successor	Successor	Predecessor
		Four months	Eight months
	Year ended	ended	ended
	December 31,	December 31,	August 31,
	2010	2009	2009
Tax expense/(benefit) at U.S. federal statutory rate	$(4,490,789)	$(1,757,838)	$23,058,084
Increase/(decrease) in domestic valuation allowance	5,077,136	2,303,065	(30,209,991)
State income taxes/(benefit) before valuation allowance, net of federal benefit	(789,894)	(357,619)	4,690,990
Deferred tax impact of reorganization	—	(172,395)	2,261,359
Other	203,547	(15,213)	199,558

	$—	$—	$—

The components of the Successor Company’s net deferred tax liabilities at December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
Deferred tax liabilities:
Intangible assets	$2,500,000	$2,500,000

Total deferred tax liabilities	$2,500,000	$2,500,000

Deferred tax assets:
Loss carryforwards	$38,003,210	$32,942,543
Property and equipment	1,460,890	1,559,631
Accrued expenses and other	1,285,007	1,551,822
Stock compensation	930,103	548,078

Total deferred tax assets	41,679,210	36,602,074
Less: valuation allowance	(41,679,210)	(36,602,074)

Total deferred tax assets	$—	$—

Net deferred tax liabilities	$2,500,000	$2,500,000

F31

As of December 31, 2010, the Company had generated U.S. net operating loss carryforwards of approximately $81.6 million which expire from 2026 to 2030 and net loss carryforwards in certain non-US jurisdictions of approximately $24.4 million. The U.S. net operating loss carryforwards were reduced by approximately $74 million as a result of the Company’s emergence from bankruptcy (see Note 6 — “Liabilities Subject to Compromise and Reorganization Items”). The net operating loss carryforwards are available to reduce future taxable income. However, a, change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2010 and 2009. The valuation allowance increased by $5.1 million during 2010, due to the impact from the current year net loss, and decreased by $27.3 million during 2009, due primarily to the impact from the Company’s reorganization described above and net loss in that period.
Note 13—Commitments and Contingencies
Legal Proceedings
As of December 31, 2010, there were no legal proceedings.
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
On August 24, 2010, the Company entered into an amended and restated employment agreement with Mr. Declan Daly, which replaced and terminated his prior employment agreement with the Company, pursuant to which Mr. Daly agreed to serve as Chief Operating Officer and Chief Financial Officer of the Company for an initial term ending August 24, 2013, which may be renewed for an additional one-year term by mutual agreement. The agreement provides for an annual salary of $300,000. Mr. Daly is entitled to receive an annual bonus each year, payable subsequent to the issuance of the Company’s final audited financial statements, but in no case later than 120 days after the end of its most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Board of Directors (or the Compensation Committee of the Board of Directors, if such committee has been formed), based on criteria established by the Board of Directors (or the Compensation Committee of the Board of Directors, if such committee has been formed). The targeted amount of the annual bonus shall be 50% of Mr. Daly’s base salary, although the actual bonus may be higher or lower.
Under the agreement, Mr. Daly was granted a ten-year option to purchase 400,000 shares at an exercise price per share equal to the closing price of the Company’s common stock on the date of execution of the agreement, or $0.55 per share. The options vest as follows: (i) 40,000 shares upon execution of the agreement; and (ii) 360,000 shares in equal 1/36th installments (or 10,000 shares per installment) monthly over a three-year period, provided Mr. Daly is the COO or CFO on each vesting date. The vesting of all options set forth above shall accelerate upon a “change in control” as defined in the agreement, provided Mr. Daly is employed by the Company within 60 days prior to the date of such change in control.
Mr. Daly is entitled to receive a one-time bonus in the amount of $50,000 (the “Milestone Bonus”) upon the FDA’s approval of the Company’s Biologics License Application filing, provided that Mr. Daly is the CFO or COO at the time of said event.
If Mr. Daly’s employment is terminated at the Company’s election at any time, for reasons other than death, disability, cause (as defined in the agreement) or a voluntary resignation, or by Mr. Daly for good reason (as defined in the agreement), Mr. Daly shall be entitled to receive severance payments equal to twelve months of Mr. Daly’s base salary and of the premiums associated with continuation of Mr. Daly’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment; provided that if anytime within eighteen months after a change in control either (i) Mr. Daly is terminated, at the Company’s election at any time, for reasons other than death, disability, cause or voluntary resignation, or (ii) Mr. Daly terminates the agreement for good reason, Mr. Daly shall be entitled to receive severance payments equal to: (1) two years of Mr. Daly’s base salary, (2) Mr. Daly’s most recent annual bonus payment, and (3) the premiums associated with continuation of Mr. Daly’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment for a period of one year after termination. All severance payments shall be made in a lump sum within ten business days of Mr. Daly’s execution and delivery of a general release of the Company, its parents, subsidiaries and affiliates and each of its officers, directors, employees, agents, successors and assigns in a form acceptable to the Company. If severance payments are being made, Mr. Daly has agreed not to compete with the Company until twelve months after the termination of his employment.

F33

Consulting Agreements
In June 2010, we entered into two consulting agreements with two individuals. We issued the two consultants options to purchase 150,000 shares each. The options have an expiration date five years from the date of issuance and an exercise price of $0.93 per share.
In September 2010, we entered into a consulting agreement with one individual and issued the consultant options to purchase 120,000 shares. The options have an expiration date five years from the date of issuance and an exercise price of $0.59 per share.
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
Leases
The Company has entered into a lease for office, warehouse and laboratory facilities in Exton, Pennsylvania under a third party non-cancelable operating lease through 2013. Future minimum lease commitments at December 31, 2010 are as follows:

Year Ending
December 31,
2011	$1,194,350
2012	1,194,350
2013	298,588

Total	$2,687,288

For each of the years ended December 31, 2010 and 2009, rental expense totaled $1.4 million.
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
Note 14—Equity
Redeemable Preferred stock
As of December 31, 2010 the number of Redeemable Preferred stock (“Preferred”) outstanding, with a par value of $0.001 per share and a stated value of $1,000 per share is as follows:

Preferred stock Series A	2,886
Preferred stock Series B	4,640
Preferred stock Series D	1,645

Total	9,171

F34

Terms of Redeemable Preferred stock
Dividends; Rank; Liquidation
Holders of the Preferred stock Series A (“Series A Preferred’), Preferred stock Series B (“Series B Preferred’) and Preferred stock Series D (“Series D Preferred’) are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum (subject to increase in certain circumstances), payable quarterly in arrears on January 15, April 15, July 15 and October 15. The dividends are payable in cash, or at our option, in duly authorized, validly issued, fully paid and non-assessable shares of common stock equal to 110% of the cash dividend amount payable on the dividend payment date, or a combination thereof; provided that we may not pay the dividends in shares of common stock unless we meet certain conditions described in the Certificate of Designation, including that the resale of the shares has been registered under the Securities Act. If we pay the dividend in shares of common stock, the common stock will be valued for such purpose at 80% of the average of the volume weighted average price for the 10 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.
The Series A Preferred, Series B Preferred and Series D Preferred ranks senior to all shares of Company common stock (“Common Stock”). The Series D Preferred ranks junior to the Company’s Series A Preferred and Series B Preferred.
Upon our liquidation, dissolution or winding-up, whether voluntary or involuntary, the holders of the Series A Preferred, Series B Preferred and Series D Preferred shall be entitled to receive out of our assets, whether capital or surplus, an amount equal to the stated value of the common stock, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation, for each share of Series A Preferred, Series B Preferred and Series D Preferred before any distribution or payment shall be made to the holders of any junior securities, and if our assets are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Preferred, Series B Preferred and Series D Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.
Conversion; Conversion Price; Forced Conversion; Optional Redemption
Each share of Series A Preferred, Series B Preferred and Series D Preferred is convertible into a number of shares of common stock equal to (1) the stated value of the share ($1,000), divided by (2) $0.50 (as a result of the December 2010 Series D Preferred financing), subject to adjustment as discussed below. We refer to this price as the Conversion Price.
With certain exceptions, if, at any time while the Series A Preferred, Series B Preferred and Series D Preferred is outstanding, we sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents at an effective price per share that is lower than the then Conversion Price, then the Conversion Price will be reduced to equal the lower price (“down-round” provision). The Conversion Price is also subject to proportional adjustment in the event of any stock split, stock dividend, reclassification or similar event with respect to the common stock.
Commencing six months from the date of the agreement pursuant to which we issued the Series A Preferred, Series B Preferred and Series D Preferred, if the volume weighted average price for each of any 20 consecutive trading days exceeds 200% of the then effective Conversion Price and various other equity conditions are satisfied (including that the resale of the shares underlying the Series A Preferred, Series B Preferred and Series D Preferred, has been registered under the Securities Act), upon 30 days notice, the Series A Preferred, Series B Preferred and Series D Preferred plus all accrued and unpaid dividends will automatically convert into shares of common stock.

F35

Commencing two years from the date of the agreement pursuant to which we issued the Series A Preferred, Series B Preferred and Series D Preferred, upon 30 days notice and provided various other equity conditions are satisfied (including that the resale of the shares underlying the Series A Preferred, Series B Preferred and Series D Preferred has been registered under the Securities Act), we may redeem some or all of the then outstanding Series A Preferred, Series B Preferred and Series D Preferred for cash in an amount equal to the 150% of the stated value of the Series A Preferred, Series B Preferred and Series D Preferred.
Voting
The holders of the Series A Preferred, Series B Preferred and Series D Preferred have no voting rights except with respect to specified matters affecting the rights of the Series A Preferred, Series B Preferred and Series D Preferred.
Negative Covenants
As long as any shares of Series A Preferred, Series B Preferred and Series D Preferred are outstanding, we may not, directly or indirectly: (a) amend our charter documents in any manner that materially and adversely affects any rights of the holders of the Series A Preferred, Series B Preferred and Series D Preferred; (b) pay cash dividends or distributions on our junior securities (including the common stock); or (c) enter into any transaction with any affiliate of ours which would be required to be disclosed in any public filing, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of our disinterested directors.
Triggering Events
In the event of a Triggering Event (as defined in the Certificate of Designation and described below), any holder of Series A Preferred, Series B Preferred and Series D Preferred may require us to redeem all of its Series A Preferred, Series B Preferred and Series D Preferred, at a redemption price equal to the greater of (a) 130% of the stated value and (b) the product of (i) the volume weighted average price on the trading day immediately preceding the date of the Triggering Event and (ii) the stated value divided by the then Conversion Price, plus all accrued but unpaid dividends thereon and all liquidated damages and other costs, expenses or amounts due in respect of the Series A Preferred, Series B Preferred and Series D Preferred. Triggering Events include, among other things, bankruptcy related events, change of control transactions (as defined in the Certificate of Designation), and various types of failures to perform under, and breaches of, the transaction documents.
Preferred Stock Series A
In October 2009, the Successor Company completed an offering of Series A Preferred, Class A Warrants and Class B Warrants (the “October 2009 Offering”). Each of the foregoing securities were subject to the “down-round” protection, which provisions require the lowering of the conversion price or exercise price, as applicable, to the purchase price in the recent December 2010 Series D Preferred offering, or $0.50, and with respect to the warrants, the number of shares issuable under the warrants issued in the October 2009 Offering were proportionately increased such that the aggregate exercise price payable, after taking into consideration the decrease in exercise price, is now equal to the aggregate exercise price prior to such adjustment. The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) because any holder of Series A Preferred may require the Successor Company to redeem all of its Series A Preferred in the event of a triggering event which is outside of the control of the Successor Company. After giving effect to this anti-dilution provision, as of December 31, 2010, there will be 5,772,000 shares of Common Stock underlying the Series A Preferred, Class A warrants to purchase 1,624,996 shares of Common Stock at an exercise price of $0.50 per share, Class B warrants to purchase 1,624,996 shares of Common Stock at an exercise price of $0.50 per share and co-placement warrants to purchase 650,000 shares of Common Stock at an exercise price of $0.50 per share.
Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share of 6% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15, beginning on April 15, 2010. As of December 31, 2010, $92,404 was accrued for dividends payable.

F36

Preferred Stock Series B
In 2010, the Successor Company completed an offering of Series B Preferred and warrants (the “Warrants”). Each of the foregoing securities were subject to the “down-round” protection, which provisions require the lowering of the conversion price or exercise price, as applicable, to the purchase price in the recent December 2010 Series D offering, or $0.50, and with respect to the warrants, the number of shares issuable under the warrants issued in the 2010 Offerings were proportionately increased such that the aggregate exercise price payable, after taking into consideration the decrease in exercise price, is now equal to the aggregate exercise price prior to such adjustment. The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) because any holder of Series B Preferred may require the Successor Company to redeem all of its Series B Preferred in the event of a triggering event which is outside of the control of the Successor Company.
The Successor Company records accrued dividends at a rate of 6% per annum on the Series B Preferred. The Successor Company records accrued dividends at a rate of 6% per annum on the Series B Preferred. As of December 31, 2010, $96,581 is accrued for dividends payable.
The details of the 2010 Preferred Stock Series B financing are as follows:
•
In the third and fourth quarter of 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in the aggregate: (i) 4,640 shares of Series B Preferred, with a par value of $0.001 per share and a stated value of $1,000 per share Series B Preferred, and (ii) the Warrants to purchase 7,733,334 shares of Common Stock at an exercise price of $0.8054 per share. As of December 31, 2010, the Company had not received $210,000 in subscription proceeds representing 210 shares Series B Preferred and Warrants to purchase 350,000 shares. Upon receipt of these subscription proceeds, the Company will issue the foregoing securities.

•
The aggregate purchase price for the third and fourth quarter 2010 Series B Preferred financing paid by the Purchasers for the Series B Preferred and the Warrants was $4,430,000 (representing $1,000 for each share of Series B Preferred together with the Warrants and adjusted for subscription receivable of $210,000). The Company used the proceeds for working capital purposes.

•
Viriathus Capital LLC and John Carris Investments LLC were co-placement agents for the Transaction, and received, in the aggregate, cash compensation of $354,400 and warrants to purchase 590,657 (adjusted for subscription receivable of $210,000) shares of Common Stock at an exercise price of $0.60 per share.

•
As a result of the December 2010 Series D Preferred Stock transaction the shares and warrants were repriced to $0.50 per share. After giving effect to this anti-dilution provision, as of December 31, 2010, there will be 9,280,000 shares of Common Stock underlying the Series B Preferred, warrants to purchase 12,456,853 shares of Common Stock at an exercise price of $0.50 per share and co-placement warrants to purchase 708,789 shares of Common Stock at an exercise price of $0.50 per share.

Preferred Stock Series D
On December 15, 17 and 27, 2010, the Successor Company completed a private placement of securities of Series D Preferred and warrants. Each of the foregoing securities were subject to the “down-round” protection and if at any time while the Series D Preferred is outstanding, we sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents at an effective price per share that is lower than the then Conversion Price, then the Conversion Price will be reduced to equal the lower price. The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) because any holder of Series D Preferred may require the Successor Company to redeem all of its Series D Preferred in the event of a triggering event which is outside of the control of the Successor Company.

F37

The Successor Company records accrued dividends at a rate of 6% per annum on the Series D Preferred. The Successor Company records accrued dividends at a rate of 6% per annum on the Series D Preferred. As of December 31, 2010, $2,432 is accrued for dividends payable.
The details of the 2010 Series D Preferred financing are as follows:
•
1,645 shares of Series D Preferred, with a par value of $0.001 per share and a stated value of $1,000 per share and (ii) warrants to purchase 3,290,000 shares of Common Stock at an exercise price of $0.50 per share.

•	The aggregate purchase price paid by the Purchasers for the Series D Preferred and the Warrants was $1,645,000 (representing $1,000 for each share of Series D Preferred together with Warrants).
•
The placement agents for the Transactions received cash compensation of $131,600 and warrants to purchase 263,200 shares of Common Stock at an exercise price of $0.50 per share (assuming all subscription proceeds are received in the Transactions).

Conversion option of Redeemable Preferred stock
The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred has been recorded as a derivative liability under ASC 815 in the Successor’s consolidated balance sheet as of December 31, 2010 and will be re-measured on the Successor Company’s reporting dates. The fair value of the derivative liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Successor Company will continue to classify the fair value of the embedded conversion option as a liability until the preferred stock is converted into common stock.
The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred was valued at $2,120,360 at December 31, 2010 at fair value using the Black-Scholes option pricing model. The fair market value of the derivative liability was computed using the Black-Scholes option-pricing model with the following weighted average assumptions:

December 31, 2010
Expected life (years)	1.6 years
Interest rate	1.6%
Dividend yield	—
Volatility	63%
Common Stock Offering
On March 2, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold to the Purchasers in the aggregate 5,076,664 shares of common stock at a purchase price of $0.75 per share. Each Purchaser also received a warrant to purchase the same number of shares of Common Stock acquired in the offering at an exercise price of $0.98 per share.
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

F38

Each of the foregoing securities were subject to the “down-round” protection and if at any time while the Common Stock is outstanding, we sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents at an effective price per share that is lower than the then Conversion Price, then the Conversion Price will be reduced to equal the lower price. As of result of the December 2010 Series D Preferred Stock transaction the Warrants were repriced to $0.50 per share. After giving effect to this anti-dilution provision, as of December 31, 2010, there will be Warrants to purchase 9,950,261 shares of Common Stock at an exercise price of $0.50 per share and co-placement warrants to purchase 609,200 shares of Common Stock at an exercise price of $0.50 per share.
Note 15—Warrants
Preferred Stock Series A Class A and B Warrants and Placement Agent Warrants
As disclosed above in Note 9, the Successor Company issued Class A warrants, Class B warrants and placement agent warrants in connection with the October 2009 preferred stock transaction. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. As a result of the December 2010 Series D convertible preferred stock financing and the “down-round” provision, the Class A warrants, Class B warrants and placement agent warrants were reissued to purchase approximately 3.9 million shares of Common Stock at an exercise price of $0.50 per share.
Preferred Stock Series B Warrants and Co-placement Agent Warrants
In connection with the Series B Convertible Preferred Stock transaction, the Successor Company issued warrants and co- placement agent warrants. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. As a result of the December 2010 Series D convertible preferred stock financing and the “down-round” provision, the Series B warrants and co-placement agent warrants were reissued to purchase approximately 13.2 million shares of Common Stock at an exercise price of $0.50 per share.
Preferred Stock Series D Warrants and Co-placement Agent Warrants
In connection with the Series D Convertible Preferred Stock transaction, the Successor Company issued 3,290,000 warrants at an exercise price of $0.50 per share and 263,200 placement agent warrants at an exercise price of $0.50 per share. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. The weighted average fair market value of the warrants, at the date of issuance, granted to the accredited investors and co-placement agents, based on the Black-Scholes valuation model, is estimated to be $0.31 per warrant.
Common Stock Warrants and Co-placement Agent Warrants
In connection with the March 2, 2010 financing, the Successor Company issued 5,076,664 warrants at an exercise price of $0.98 per share to the accredited investors and 406,133 warrants at an exercise price of $0.75 to the co-placement agents upon closing. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. The warrants were exercisable immediately after grant and expire five years thereafter. The fair market value of the warrants, at the date of issuance, granted to the accredited investors and co-placement agents, based on the Black-Scholes valuation model, is estimated to be $0.52 per warrant and $0.58 per warrant, respectively. As a result of the Convertible Preferred Stock Series B financing and the “down-round” provision, the Common Stock warrants and placement agent warrants were reissued to purchase 10.6 million shares of Common Stock at an exercise price of $0.50 per share.

F39

The Successor Company recognizes these warrants as a liability at the fair value on each reporting date due to the “down-round” price protection provision. The Company measured the fair value of these warrants as of December 31, 2010, and recorded warrant expense of $2.0 million resulting from the increase in the liability associated with the fair value of the warrants for the three months ended December 31, 2010. The Company computed the value of the warrants using the Black-Scholes method. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreements renders these warrants to be no longer classified as a liability. The warrants are exercisable upon issuance and expire on the fifth anniversary of issuance. There were no warrants exercised in 2010.
The fair market value of the warrants was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions as of the dates indicated:

	December 31, 2010	December 31, 2009
Expected life (years)	4.7 years	4.8 years
Interest rate	1.8%	2.7%
Dividend yield	—	—
Volatility	63%	66%
Roll forward of Successor Company warrant liability from December 31, 2009 through December 31, 2010:

	December 31, 2009	Additions	Revaluation	December 31, 2010
Preferred stock class A warrants	$275,378	$—	$120,711	$396,089
Preferred stock class B warrants	207,611	—	188,478	396,089
Preferred stock co-placement warrants	152,287	—	6,150	158,437
Common stock warrants	—	2,654,752	(123,604)	2,531,148
Common stock placement warrants	—	235,958	(80,990)	154,968
Preferred stock series B warrants	—	2,837,394	522,678	3,360,072
Preferred stock series B co-placement warrants	—	249,778	(58,784)	190,994
Preferred stock series D warrants	—	1,011,553	(100,717)	910,836
Preferred stock series D co-placement warrants	—	81,575	(8,690)	72,885

Total	$635,276	$7,071,010	$465,232	$8,171,518

Warrant liability is comprised of the following as of December 31, 2010:

	Successor
	Number of	Fair Value of	December 31,
	Warrants	Warrants	2010
Preferred stock class A warrants	1,624,996	$0.24	$396,089
Preferred stock class B warrants	1,624,996	0.24	396,089
Preferred stock co-placement warrants	650,000	0.24	158,437
Common stock warrants	9,950,261	0.25	2,531,148
Common stock placement warrants	609,200	0.25	154,968
Preferred stock series B warrants	12,456,853	0.27	3,360,072
Preferred stock series B co-placement warrants	708,789	0.27	190,994
Preferred stock series D warrants	3,290,000	0.28	910,836
Preferred stock series D co-placement warrants	263,200	0.28	72,885

Total	31,178,295	$0.26	$8,171,518

Warrant liability is comprised of the following as of December 31, 2009:

	Successor
	Number of	Fair Value of	Balance as of
	Warrants	Warrants	December 31, 2009
Preferred stock class A warrants	501,543	$0.55	$275,378
Preferred stock class B warrants	416,667	0.50	207,611
Preferred stock co-placement warrants	250,000	0.61	152,287

Total	1,168,210		$635,276

F40

Note 16—Equity-based Compensation
Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

	Successor	Successor	Predecessor
	Twelve months	Four months	Eight months
	December 31,	December 31,	August 31,
	2010	2009	2009
Stock option compensation expense for employees and directors	$833,713	$326,838	$581,707
Restricted stock expense	72,000	168,000	—
Equity awards for nonemployees issued for services	86,828	386,380	1,746

Total stock-based compensation expense	$992,541	$881,218	$583,453

Successor Company
Our board of directors adopted the 2009 Equity Incentive Plan (the “Plan”) effective September 3, 2009. The Plan is intended to further align the interests of the Successor Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisors by providing incentives for such persons to exert maximum efforts for the success of the Successor Company. The Plan allows for the issuance of up to 4,000,000 shares of the Successor Company’s common stock. Subsequent to December 31, 2010, the board of directors of the Company amended the 2009 Equity Incentive Plan to increase the number of shares available for issuance under the Plan to 15,000,000 shares of common stock. The types of awards that may be granted under the Plan include options (both nonqualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards. Notwithstanding the foregoing, to the extent the Successor Company is unable to obtain shareholder approval of the Plan within one year of the effective date, any incentive stock options issued pursuant to the Plan shall automatically be considered nonqualified stock options, and to the extent a holder of an incentive stock option exercises his or her incentive stock option prior to such shareholder approval date, such exercised option shall automatically be considered to have been a nonqualified stock option. The term of each award is determined by the Board at the time each award is granted, provided that the terms of options may not exceed ten years.
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

F41

During the year ended December 31, 2010, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.53 for this period. During the period September 2009 through December 2009, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.33 for this period. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

		Four Months
	Year Ended	Ended
	December 31,	December 31,
	2010	2009
Expected life	5.1 years	2.7 years
Interest rate	2.0%	1.4%
Di Dividend yield	—	—
Volatility	64%	67%
There were no stock options exercised during the year ended December 31, 2010 and the period September 2009 through December 2009.
A summary of option activity for the year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2010	2,807,000	$0.77	7.35	$0.38

Granted	2,870,000	0.95
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2010	5,677,000	$0.86	7.46	$—

Options exercisable at December 31, 2010	3,627,384	$0.84	7.16	$—

The following table summarizes the Successor Company’s non-vested stock options:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at January 1, 2010	677,000	$0.36
Granted	2,870,000	0.53
Vested	(1,497,384)	0.49
Forfeited	—	—

Non-vested at December 31, 2010	2,049,616	$0.50

The total fair value of shares vested during the twelve months ended December 31, 2010 was $0.8 million. As of December 31, 2010, there was $0.7 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of two years. As of December 31, 2010, there was $0.3 million of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.

F42

Restricted stock
The following table summarizes the Successor’s restricted stock activity for the year ended December 31, 2010:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at January 1, 2010	300,000	$0.48
Granted	—	—
Vested	(150,000)	0.48
Forfeited	—	—

Non-vested at December 31, 2010	150,000	$0.48

As of December 31, 2010, there was less than $0.1 million of total unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period less than 1 year.
Predecessor Company
Prior to September 3, 2009, the Effective Date, the Predecessor Company maintained stock-based incentive compensation plans for employees and directors of the Company. On the Effective Date, the following stock option plans were terminated (and any and all awards granted under such plans were terminated and will no longer be of any force or effect): (1) the 2001 Stock Option and Appreciation Rights Plan, (2) the 2003 Stock Option and Appreciation Rights Plan, (3) the 2005 Stock Option and Appreciation Rights Plan. As a result of the cancellation of the stock options, the Predecessor Company recorded additional stock compensation expense of $0.3 million for the unrecognized stock compensation expense.
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

	Segment
	Successor		Successor
Year Ended December 31, 2010	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$936,369	$936,369

Segment income (loss) from continuing operations	$(12,840,598)	$9,770	$(12,830,828)

Supplemental information related to continuing operations

Depreciation and amortization expense	$8,085	$—	$8,085
Total assets, including assets from discontinued operations as of December 31, 2010	7,681,502	596,643	8,278,145
Property and equipment, net	21,589	—	21,589
Intangible assets, net	6,340,656	—	6,340,656
An intercompany receivable as of December 31, 2010, of $0.9 million, due from the Agera segment to the Fibrocell Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Fibrocell Technologies, Inc., as well as Agera working capital needs provided by Fibrocell Technologies, Inc., and has been excluded from total assets of the Fibrocell Therapy segment in the above table. There is no intersegment revenue. Total assets on the consolidated balance sheet at December 31, 2010 are approximately $8.3 million, which includes assets of discontinued operations of less than $0.1 million.

F43

	Segment
	Successor		Successor
Four Months Ended December 31, 2009	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$329,941	$329,941

Segment income (loss) from continuing operations	$(5,026,024)	$3,631	$(5,022,393)

Supplemental information related to continuing operations

Depreciation and amortization expense	$—	$—	$—
Total assets, including assets from discontinued operations as of December 31, 2009	8,092,816	631,393	8,724,209
Property and equipment, net	—	—	—
Intangible assets, net	6,340,656	—	6,340,656

	Segment
	Predecessor		Predecessor
Eight Months Ended August 31, 2009	Isolagen Therapy	Agera	Consolidated
Total operating revenue	$—	$538,620	$538,620

Segment income from continuing operations	$65,498,934	$381,306	$65,880,240

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
Geographical information concerning the Company’s revenue is as follows:

	Successor	Successor	Predecessor
	Year ended December 31,	Four months ended	Eight months ended
	2010	December 31, 2009	August 31, 2009
United States	$237,286	$68,526	$187,289
United Kingdom	669,921	251,615	308,244
Other	29,162	9,800	43,087

	$936,369	$329,941	$538,620

During 2010, revenue from one foreign customer and one domestic customer represented 72% and 17% of consolidated revenue, respectively. During the four months ended December 31, 2009, revenue from one foreign customer and one domestic customer represented 79% and 15% of consolidated revenue, respectively. During the eight months ended August 31, 2009, revenue from one foreign customer and one domestic customer represented 57% and 23% of consolidated revenue, respectively.
As of December 31, 2010 and December 31, 2009, one foreign customer represented 88% and 87%, respectively, of accounts receivable, net.

F44

Note 18—Subsequent Events
On January 14, 2011, the board of directors of the Company amended the 2009 Equity Incentive Plan (the “Plan”) to increase the number of shares available for issuance under the Plan to 15,000,000 shares of common stock.
On January 14, 2011, the board of directors agreed to provide: (i) Mr. David Pernock, Chief Executive Officer and President, with an option to purchase 2,100,000 shares of Company common stock; (ii) Mr. Declan Daly, Chief Financial Officer, with an option to purchase 1,065,000 shares of Company common stock; and (iii) Messrs. Kelvin Moore, Robert Langer, Marc Mazur, and George Korkos, each a director of the Company, with an option to purchase 200,000 shares of Company common stock. Each of the foregoing options has: (i) a ten-year term, (ii) an exercise price equal to the closing price of the Company’s common stock on the date of grant, and (iii) vests 50% on the date of grant; 25% on the one-year anniversary of the date of grant; and 25% on the two-year anniversary of the date of grant; provided in each case that the grantee is providing service to the Company on the vesting date.
On January 21, 2011, the Company completed a private placement of securities in which the Company sold to certain accredited investors in the aggregate: (i) 1,234 shares of Series D Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series D Preferred”), and (ii) warrants to purchase 2,468,000 shares of Company common stock (“Common Stock”) at an exercise price of $0.50 per share.
The aggregate purchase price paid by the Purchasers for the Series D Preferred and the Warrants was $1,234,000 (representing $1,000 for each share of Series D Preferred together with warrants). The Company intends to use the proceeds for working capital purposes.
The placement agents for the offering received cash compensation of $98,720 and warrants to purchase 197,440 shares of Common Stock at an exercise price of $0.50 per share.
On January 28, 2011, the Company completed a private placement of securities in which the Company sold to certain accredited investors in the aggregate: (i) 1,414 shares of Series D at a stated value of $1,000 per share, and (ii) warrants to purchase 2,828,000 shares of Common Stock at an exercise price of $0.50 per share.
The aggregate purchase price paid by the Purchasers for the Series D Preferred and the warrants was $1,414,000 (representing $1,000 for each share of Series D Preferred together with warrants). The Company intends to use the proceeds for working capital purposes.
The placement agents for the offering received cash compensation of $113,120 and warrants to purchase 226,240 shares of Common Stock at an exercise price of $0.50 per share.
On February 9, 2011, the “Company completed a private placement of securities in which the Company sold to certain accredited investors in the aggregate: (i) 3,436 shares of Series D at a stated value of $1,000 per share, and (ii) warrants to purchase 6,872,000 shares of Common Stock at an exercise price of $0.50 per share.
The aggregate purchase price paid by the Purchasers for the Series D Preferred and the warrants was $3,436,000 (representing $1,000 for each share of Series D Preferred together with warrants). The Company intends to use the proceeds for working capital purposes.
The placement agents for the offering received cash compensation of $274,880 and warrants to purchase 549,760 shares of Common Stock at an exercise price of $0.50 per share.

F45

On March 1, 2011, the Company completed a private placement of securities in which the Company sold to certain accredited investors in the aggregate: (i) 50 shares of Series D at a stated value of $1,000 per share, and (ii) warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.50 per share.
The aggregate purchase price paid by the Purchasers for the Series D Preferred and the warrants was $50,000 (representing $1,000 for each share of Series D Preferred together with warrants). The Company intends to use the proceeds for working capital purposes.
The placement agents for the offering received cash compensation of $4,000 and warrants to purchase 8,000 shares of Common Stock at an exercise price of $0.50 per share.
As of March 24, 2011, investors in the Series B preferred stock had converted 1,902 preferred shares into 3,804,000 common shares.

F46