Form 10-Q
period 2011-03-31
Fibrocell Science, Inc.
filed 2011-05-13
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Fibrocell Science, Inc.
(Exact name of registrant as specified in its Charter.)

Delaware (State or other jurisdiction	001-31564 (Commission File Number)	87-0458888 (I.R.S. Employer
of incorporation)		Identification No.)

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
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of May 9, 2011, issuer had 30,911,561 shares issued and outstanding of common stock, par value $0.001.

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Successor Balance Sheets (unaudited) March 31, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations (unaudited) For the three months ended March 31, 2011 and 2010 (Successor Company), cumulative period from inception (September 1, 2009) to March 31, 2011 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	2

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) from inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to March 31, 2011 (Successor Company) (unaudited)	3

Condensed Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2011 and 2010 (Successor Company), cumulative period from inception (September 1, 2009) to March 31, 2011 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	16

Notes to Unaudited Condensed Consolidated Financial Statements	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

Part II. Other Information

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5. Other Information	32

Item 6. Exhibits	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial statements.
Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,310,138	$867,738
Accounts receivable, net	172,339	229,891
Inventory, net	299,201	258,939
Prepaid expenses and other current assets	335,965	559,082

Total current assets	4,117,643	1,915,650
Property and equipment, net of accumulated depreciation of $10,558 and $8,085, respectively	36,607	21,589
Other assets	250	250
Intangible assets	6,340,656	6,340,656

Total assets	$10,495,156	$8,278,145

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit and Noncontrolling Interest
Current liabilities:
Current debt	$32,771	$56,911
Accounts payable	540,929	1,096,125
Accrued expenses	751,422	789,482
Deferred revenue	14,000	—

Total current liabilities	1,339,122	1,942,518
Long-term debt	7,564,289	7,290,881
Deferred tax liability	2,500,000	2,500,000
Warrant liability	19,220,324	8,171,518
Derivative liability	8,820,108	2,120,360
Other long-term liabilities	227,205	255,606

Total liabilities	39,671,048	22,280,883

Commitments and contingencies

Preferred stock series A, $0.001 par value; 9,000 shares authorized; 3,250 shares issued and 2,886 and 2,886 shares outstanding, respectively	1,338,312	1,280,150
Preferred stock series B, $0.001 par value; 9,000 shares authorized; 4,640 shares issued and 2,693 and 4,640 shares outstanding, respectively	—	—
Preferred stock series B, $0.001 par value; subscription receivable	—	(210,000)
Preferred stock series D, $0.001 par value; 8,000 shares authorized; 7,779 and 1,645 shares issued and outstanding, respectively	—	—

Fibrocell Science, Inc. shareholders’ deficit:
Successor common stock, $0.001 par value; 250,000,000 shares authorized; 24,559,097 and 20,375,500 shares issued and outstanding, respectively	24,559	20,376
Additional paid-in capital	4,055,108	2,437,893
Accumulated deficit during development stage	(35,063,900)	(17,981,530)

Total Fibrocell Science, Inc. shareholders’ deficit	(30,984,233)	(15,523,261)

Noncontrolling interest	470,029	450,373

Total deficit and noncontrolling interest	(30,514,204)	(15,072,888)

Total liabilities, preferred stock, shareholders’ deficit and noncontrolling interest	$10,495,156	$8,278,145

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Successor	Successor	Successor	Predecessor
			Cumulative period	Cumulative period
			from September 1,	from December 28,
	For the three	For the three	2009 (date of	1995 (date of
	months ended	months ended	inception) to	inception) to
	March 31, 2011	March 31, 2010	March 31, 2011	August 31, 2009
Revenue
Product sales	$208,636	$209,070	$1,474,946	$4,818,994
License fees	—	—	—	260,000

Total revenue	208,636	209,070	1,474,946	5,078,994
Cost of sales	97,858	100,519	782,554	2,279,335

Gross profit	110,778	108,551	692,392	2,799,659
Selling, general and administrative expenses	2,354,383	2,019,913	11,578,320	84,805,520
Research and development expenses	1,616,529	1,192,610	8,926,044	56,269,869

Operating loss	(3,860,134)	(3,103,972)	(19,811,972)	(138,275,730)
Other income (expense)
Interest income	—	—	1	6,989,539
Reorganization items, net	—	3,303	(69,174)	73,538,984
Other income	—	—	244,479	316,338
Warrant expense	(6,296,330)	(1,417,244)	(7,080,646)	—
Derivative revaluation expense	(6,620,726)	—	(6,620,726)	—
Interest expense	(273,408)	(197,730)	(1,565,781)	(18,790,218)

Loss from continuing operations before income taxes	(17,050,598)	(4,715,643)	(34,903,819)	(76,221,087)
Income tax benefit	—	—	—	190,754

Loss from continuing operations	(17,050,598)	(4,715,643)	(34,903,819)	(76,030,333)
Loss from discontinued operations	(12,116)	(17,044)	(73,034)	(41,091,311)

Net loss	(17,062,714)	(4,732,687)	(34,976,853)	(117,121,644)
Deemed dividend associated with beneficial conversion	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)
Net (income)/loss attributable to noncontrolling interest	(19,656)	(15,138)	(87,047)	1,799,523

Net loss attributable to Fibrocell Science, Inc. common shareholders	$(17,082,370)	$(4,747,825)	$(35,063,900)	$(128,335,806)

Per share information:
Loss from continuing operations-basic and diluted	$(0.80)	$(0.30)	$(1.91)	$(4.30)
Loss from discontinued operations-basic and diluted	—	—	—	(2.32)
Income (loss) attributable to noncontrolling interest	—	—	(0.01)	0.10
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.65)
Preferred stock dividends	—	—	—	(0.09)

Net loss attributable to common shareholders per common share—basic and diluted	$(0.80)	$(0.30)	$(1.92)	$(7.26)

Weighted average number of basic and diluted common shares outstanding	21,230,249	15,806,989	18,237,924	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
(unaudited)

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96 (Predecessor)	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97(Predecessor)	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98 (Predecessor)	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99 (Predecessor)	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00 (Predecessor)	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03 (Predecessor)	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04 (Predecessor)	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05 (Predecessor)	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06 (Predecessor)	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100

Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07 (Predecessor)	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815

Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08 (Predecessor)	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock — 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock — 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912

Comprehensive income:

Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	—	—	—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	—	—	—	—	—	(7,688,831)	—	—	—	—	382,982	(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	—	—	—	11,400,000	11,400	(2,228,231)	—	—	—	—	382,982	(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Issuance of common stock on Oct. 28, 2009	—	—	—	—	25,501	25	58,627	—	—	—	—	—	58,652
Compensation expense on shares issued to management	—	—	—	—	600,000	600	167,400	—	—	—	—	—	168,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	326,838	—	—	—	—	—	326,838
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	386,380	—	—	—	—	—	386,380

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(5,049,999)	15,493	(5,034,506)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,034,506)

Balance 12/31/09 (Successor)	—	$—	—	$—	14,692,167	$14,692	$508,347	—	$—	$—	$(5,049,999)	$398,475	$(4,128,485)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Issuance of 5.1 million shares of common stock in March 2010, net of issuance costs of $338,100	—	$—	—	$—	5,076,664	$5,077	$3,464,323	—	$—	$—	$—	$—	$3,469,400
Warrant fair value associated with common shares issued in March 2010	—	—	—	—	—	—	(2,890,711)	—	—	—	—	—	(2,890,711)
Compensation expense on shares issued to management — 1Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees — 1Q10	—	—	—	—	—	—	324,377	—	—	—	—	—	324,377
Compensation expense on option awards issued to non-employees — 1Q10	—	—	—	—	—	—	18,391	—	—	—	—	—	18,391
Compensation expense on shares issued to management — 2Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees — 2Q10	—	—	—	—	—	—	222,011	—	—	—	—	—	222,011
Compensation expense on option awards issued to non-employees — 2Q10	—	—	—	—	—	—	33,206	—	—	—	—	—	33,206
Compensation expense on shares issued to management — 3Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees — 3Q10	—	—	—	—	—	—	183,231	—	—	—	—	—	183,231
Compensation expense on option awards issued to non-employees — 3Q10	—	—	—	—	—	—	7,724	—	—	—	—	—	7,724
Compensation expense on shares issued to management — 4Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees — 4Q10	—	—	—	—	—	—	104,094	—	—	—	—	—	104,094
Compensation expense on option awards issued to non-employees — 4Q10	—	—	—	—	—	—	27,507	—	—	—	—	—	27,507

Preferred Stock Series A conversion	—	—	—	—	606,667	607	363,393	—	—	—	—	—	364,000

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(12,931,531)	51,898	(12,879,633)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,879,633)

Balance 12/31/10 (Successor)	—	$—	—	$—	20,375,498	$20,376	$2,437,893	—	$—	$—	$(17,981,530)	$450,373	$(15,072,888)

The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on shares issued to management — 1Q11	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees — 1Q11	—	—	—	—	—	—	995,551	—	—	—	—	—	995,551
Compensation expense on option awards issued to non-employees — 1Q11	—	—	—	—	—	—	38,203	—	—	—	—	—	38,203
Preferred Stock and warrants exercised — 1Q11	—	—	—	—	289,599	289	241,542	—	—	—	—	—	241,831
Preferred Stock Series A and B converted — 1Q11	—	—	—	—	3,894,000	3,894	323,919	—	—	—	—	—	327,813

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(17,082,370)	19,656	(17,062,714)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,062,714)

Balance 3/31/11 (Successor)	—	$—	—	$—	24,559,097	$24,559	$4,055,108	—	$—	$—	$(35,063,900)	$470,029	$(30,514,204)

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Successor	Successor	Successor	Predecessor
			Cumulative	Cumulative
			period from	period from
			September 1,	December 31,
	For the three	For the three	2009 (date of	1995 (date of
	months ended	months ended	inception) to	inception) to
	March 31, 2011	March 31, 2010	March 31, 2011	August 31, 2009
Cash flows from operating activities:
Net loss	$(17,082,370)	$(4,747,825)	$(35,063,900)	$(115,322,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Reorganization items, net	—	—	72,477	(74,648,976)
Expense related to equity awards and issuance of stock	1,051,754	360,768	2,925,513	10,608,999
Warrant expense	6,296,330	1,417,244	7,080,646	—
Derivative revaluation expense	6,620,726	—	6,620,726	—
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	2,473	852	10,558	9,091,990
Provision for doubtful accounts	(8,372)	(4,948)	(62,809)	337,810
Provision for excessive and/or obsolete inventory	5,387	(34,532)	(43,315)	259,427
Amortization of debt issue costs	—	—	—	4,107,067
Amortization of debt discounts on investments	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	—	17,668,477
Foreign exchange loss (gain) on substantial liquidation of foreign entity	(859)	2,448	(8,545)	(2,256,408)
Net (loss) income attributable to non-controlling interest	19,656	15,138	87,047	(1,799,523)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in accounts receivable	65,924	994	137,154	(91,496)
Decrease (increase) in other receivables	1,674	(88)	2,381	218,978
Decrease (increase) in inventory	(45,649)	818	12,733	(455,282)
Decrease in prepaid expenses	221,449	110,650	19,343	34,341
Decrease in other assets	—	—	4,120	71,000
Increase (decrease) in accounts payable	(555,196)	(23,887)	403,528	57,648
Increase in accrued expenses, liabilities subject to compromise and other liabilities	238,320	583,164	1,068,666	3,311,552
Increase (decrease) in deferred revenue	14,000	—	14,000	(50,096)

Net cash used in operating activities	(3,154,753)	(2,319,204)	(16,719,677)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	—	(2,016,520)
Purchase of property and equipment	(17,491)	(26,335)	(47,165)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	—	6,542,434
Purchase of investments	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	153,507,000

Net cash used in investing activities	(17,491)	(26,335)	(47,165)	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	135,667
Proceeds from the issuance of redeemable preferred stock series A, net	—	—	2,870,000	12,931,800
Proceeds from the issuance of redeemable preferred stock series B, net	193,200	—	4,212,770	—
Proceeds from the issuance of redeemable preferred stock series D, net	5,642,780	—	7,152,180	—
Proceeds from the issuance of common stock, net	—	3,469,400	5,269,400	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	—	—	(360,872)
Proceeds from secured loan	—	—	—	500,471
Proceeds from debtor-in-possession loan	—	—	—	2,750,000
Payments on insurance loan	(24,139)	(20,273)	(109,713)	(79,319)
Cash dividends paid on preferred stock	(198,227)	—	(337,977)	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	—	(26,024,280)

Net cash provided by financing activities	5,613,614	3,449,127	19,056,660	170,137,276

Effect of exchange rate changes on cash balances	1,030	(2,631)	10,044	(36,391)
Net increase (decrease) in cash and cash equivalents	2,442,400	1,100,957	2,299,862	1,010,276
Cash and cash equivalents, beginning of period	867,738	1,362,488	1,010,276	—

Cash and cash equivalents, end of period	$3,310,138	$2,463,445	$3,310,138	$1,010,276

Supplemental disclosures of cash flow information:
Predecessor cash paid for interest	$—	$—	$—	$12,715,283

Successor cash paid for dividends	198,227	—	337,977	—

Non-cash investing and financing activities:
Predecessor deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$—	$11,423,824

Predecessor preferred stock dividend	—	—	—	1,589,861

Successor accrued preferred stock dividend	197,582	48,260	197,582	—

Predecessor uncompensated contribution of services	—	—	—	755,556

Predecessor common stock issued for intangible assets	—	—	—	540,000

Predecessor common stock issued in connection with conversion of debt	—	—	—	10,814,000

Predecessor equipment acquired through capital lease	—	—	—	167,154

Successor/Predecessor financing of insurance premiums	—	—	178,582	87,623

Successor issuance of notes payable	—	—	—	6,000,060

Successor common stock issued in connection with reorganization	—	—	—	5,472,000

Successor intangible assets	—	—	—	6,340,656

Successor deferred tax liability in connection with fresh-start	—	—	—	2,500,000

Elimination of Predecessor common stock and fresh start adjustment	—	—	—	14,780,320

Successor accrued warrant liability	4,994,307	2,890,711	12,381,509	—

Successor conversion of preferred stock into common stock	327,813	—	691,813	—

Exercise of warrants-cashless	241,831	—	241,831	—

Successor accrued derivative liability	510,810	—	2,631,170	—

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Note 2—Development-Stage Risks and Liquidity
The Successor Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At March 31, 2011, the Successor Company had cash and cash equivalents of approximately $3.3 million and working capital of $2.8 million.
As of May 9, 2011, the Company had cash and cash equivalents of approximately $2.0 million and current liabilities of approximately $1.1 million. The Company’s current monthly cash run-rate is approximately $1.0 million. The Company is in the process of purchasing manufacturing equipment and incurring marketing expenditures over the next couple of months to prepare the Company for launch post a possible FDA approval. Thus, the Successor Company will need to access the capital markets in the near future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Successor Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Further, if the Successor Company raises additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.
Through March 31, 2011, the Successor Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2011. During the quarter ended March 31, 2011, the Successor Company financed its operations primarily through its existing cash received from external financings, but as discussed above it now requires additional financing. There is substantial doubt about the Successor Company’s ability to continue as a going concern.
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
As a result of the conditions discussed above, and in accordance with U.S. generally accepted accounting principles (GAAP), there exists substantial doubt about the Successor Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the near future. If the Successor Company does not obtain additional funding, or does not anticipate additional funding, in the near future, it will likely enter into bankruptcy and/or cease operations. Further, if it does raise additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. If the Successor Company enters into bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and its creditors, including preferred stock holders, will receive significantly less than what is owed to them.

Note 3—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC). The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.
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
Note 4—Agera Laboratories, Inc.
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

Note 5—Fair Value Measurements
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
The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at March 31, 2011
Cash and cash equivalents	$3,310,138	$—	$—	$3,310,138

Liabilities
Warrant liability	$—	$—	$19,220,324	$19,220,324
Derivative liability	—	—	8,820,108	8,820,108

Total	$—	$—	$28,040,432	$28,040,432

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at December 31, 2010
Cash and cash equivalents	$867,738	$—	$—	$867,738

Liabilities
Warrant liability	$—	$—	$8,171,518	$8,171,518
Derivative liability	—	—	2,120,360	2,120,360

Total	$—	$—	$10,291,878	$10,291,878

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant
Liability

Balance at December 31, 2010	$8,171,518

Issuance of additional warrants	4,994,307

Exercise of warrants	(241,831)

Change in fair value of warrant liability	6,296,330

Balance at March 31, 2011	$19,220,324

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 9 for further discussion of the warrant liability.
The reconciliation of derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative
Liability

Balance at December 31, 2010	$2,120,360

Issuance of additional preferred stock	510,810

Conversion of preferred stock	(431,788)

Change in fair value of derivative liability	6,620,726

Balance at March 31, 2011	$8,820,108

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 8 for further discussion of the derivative liability.
Note 6—Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2011	2010
Accrued professional fees	$393,392	$413,384
Accrued compensation	40,676	7,076
Dividend on preferred stock payable	190,772	191,417
Accrued other	126,582	177,605

Accrued expenses	$751,422	$789,482

Note 7—Commitments and Contingencies
Legal Proceedings
As of March 31, 2011, there were no legal proceedings.
Note 8—Equity
Redeemable Preferred stock
As of March 31, 2011, the number of Redeemable Preferred stock (“Preferred”) outstanding, with a par value of $0.001 per share and a stated value of $1,000 per share is as follows:

Preferred Stock Series A	2,886
Preferred Stock Series B	2,693
Preferred Stock Series D	7,779

Total	13,358

The Successor Company records accrued dividends at a rate of 6% per annum on the Series A, Series B and Series D Preferred. As of March 31, 2011, $190,772 was accrued for dividends payable. The Successor Company paid cash of $198,227 during the three months ended March 31, 2011.
Preferred Stock Series D
On January 21 and 28, February 9 and March 1, 2011, the Successor Company completed a private placement of securities of Series D Preferred and warrants. Each of the foregoing securities were subject to the “down-round” protection and if at any time while the Series D Preferred is outstanding, we sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents at an effective price per share that is lower than the then Conversion Price, then the Conversion Price will be reduced to equal the lower price. The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) because any holder of Series D Preferred may require the Successor Company to redeem all of its Series D Preferred in the event of a triggering event which is outside of the control of the Successor Company.
The details of the Series D Preferred financing for the three months ended March 31, 2011 are as follows:

	Number of shares of	Number of warrants
Date of Financing	Series D Preferred (1)	issued (2)
January 21, 2011	1,234	2,665,440
January 28, 2011	1,414	3,054,240
February 9, 2011	3,436	7,421,760
March 1, 2011	50	108,000

	6,134	13,249,440

(1)	Series D Preferred at a stated par value of $1,000.

(2)	Warrants issued shares of Common Stock at an exercise price of $0.50 per share to certain accredited investors and placement agents.
Conversion option of Redeemable Preferred stock
The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred has been recorded as a derivative liability under ASC 815 in the consolidated balance sheet as of March 31, 2011 and December 31, 2010. As of March 31, 2011 the derivative liability was re-measured resulting in an expense of $6,620,726 in our statement of operations. The fair value of the derivative liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability and re-measure on the Company’s reporting dates until the preferred stock is converted into common stock.
The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred was valued at $8,820,108 at March 31, 2011 at fair value using the Black-Scholes option pricing model. The fair market value of the derivative liability was computed using the Black-Scholes option-pricing model with the following weighted average assumptions as of the dates indicated:

	March 31, 2011	December 31, 2010
Expected life (years)	1.4 years	1.6 years
Interest rate	0.6%	1.3%
Dividend yield	—	—
Volatility	62%	63%

Note 9—Warrants
Preferred Stock Series D Warrants and Co-placement Agent Warrants
In connection with the Series D Convertible Preferred Stock transaction, the Successor Company issued 12,268,000 warrants at an exercise price of $0.50 per share and 981,440 placement agent warrants at an exercise price of $0.50 per share during the first quarter of 2011. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. The weighted average fair market value of the warrants, at the date of issuance, granted to the accredited investors and co-placement agents, based on the Black-Scholes valuation model, is estimated to be $0.45 per warrant.
The fair market value of the warrants was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions as of the dates indicated:

	March 31, 2011	December 31, 2010
Expected life (years)	4.6 years	4.7 years
Interest rate	2.2%	1.8%
Dividend yield	—	—
Volatility	62%	63%
The following table summarizes outstanding warrants to purchase Common Stock as of March 31, 2011:

			Warrant liability
	Number of		Balance as of
	Warrants	Expiration Dates	March 31, 2011
Warrants and co-placement warrants issued in Series A Preferred Stock offering	3,555,493	Oct. 2014	$1,484,193
Warrants and co-placement warrants issued in March 2010 offering	10,183,469	Mar. 2015	4,380,593
Warrants and co-placement warrants issued in Series B Preferred Stock offering	12,932,565	Jul.-Nov. 2015	5,774,963
Warrants and co-placement warrants issued in Series D Preferred Stock offering	16,802,640	Dec. 2015-Mar. 2016	7,580,575

Total	43,474,167		$19,220,324

All warrants have an exercise price of $0.50 per share as a result of the December 2010 Preferred Stock Series D financing transaction. There were 953,568 warrants exercised on a cashless basis in the first quarter of 2011.
Note 10—Stock-based Compensation
Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

	March 31,	March 31,
	2011	2010
Stock option compensation expense for employees and directors	$995,551	$324,377
Restricted stock expense	18,000	18,000
Equity awards for nonemployees issued for services	38,203	18,391

Total stock-based compensation expense	$1,051,754	$360,768

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Number of	exercise	term (in	intrinsic
	shares	price	years)	value

Outstanding at December 31, 2010	5,677,000	$0.86	7.46	$—
Granted	5,008,000	$0.62
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2011	10,685,000	$0.75	8.28	$694,960

Exercisable at March 31, 2011	6,379,720	$0.75	7.97	$330,380

The total fair value of shares vested during the three months ended March 31, 2011 was $1.0 million. As of March 31, 2011, there was $1.4 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2011, there was $0.3 million of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement. As of March 31, 2011, there was no intrinsic value to the outstanding and exercisable options.
During the three months ended March 31, 2011 and 2010, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.35 and $0.63, respectively, for this period. The fair market value of the warrants was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions for the three months ended as of the dates indicated:

	March 31, 2011	March 31, 2010
Expected life (years)	5.4 years	5.5 years
Interest rate	2.1%	2.4%
Dividend yield	—	—
Volatility	62%	65%
There were no stock options exercised during the first quarter of March 31, 2011.
Restricted stock
As of March 31, 2011, there was less than $0.1 million of total unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period less than 1 year.

Note 11—Segment Information and Geographical information
The Successor Company has two reportable segments: Fibrocell Therapy and Agera. The Fibrocell Therapy segment specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. There is no intersegment revenue. The following table provides operating financial information for the continuing operations of the Successor Company’s two reportable segments:

	Segment
Three Months Ended March 31, 2011	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$208,636	$208,636

Segment income (loss) from continuing operations	$(17,072,010)	$21,412	$(17,050,598)

Supplemental information related to continuing operations

Depreciation and amortization expense	$2,473	$—	$2,473
Total assets, including assets from discontinued operations as of March 31, 2011	9,859,336	635,820	10,495,156
Property and equipment, net	36,607	—	36,607
Intangible assets, net	6,340,656	—	6,340,656
An intercompany receivable as of March 31, 2011, of $0.9 million, due from the Agera segment to the Fibrocell Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Fibrocell Technologies, Inc., as well as Agera’s working capital needs provided by Fibrocell Technologies, Inc., and has been excluded from total assets of the Fibrocell Therapy segment in the above table. There is no intersegment revenue. Total assets on the consolidated balance sheet at March 31, 2011 are approximately $10.5 million, which includes assets of discontinued operations of less than $0.1 million.

	Segment
Three Months Ended March 31, 2010	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$209,070	$209,070

Segment income (loss) from continuing operations	$(4,726,548)	$10,905	$(4,715,643)

Supplemental information related to continuing operations

Depreciation and amortization expense	$852	$—	$852
Total assets, including assets from discontinued operations as of March 31, 2010	9,094,140	683,610	9,777,750
Property and equipment, net	25,483	—	25,483
Intangible assets, net	6,340,656	—	6,340,656
An intercompany receivable as of March 31, 2010, of $1.0 million, due from the Agera segment to the Fibrocell Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Fibrocell Technologies, as well as Agera’s working capital needs provided by Fibrocell Technologies, and has been excluded from total assets of the Fibrocell Therapy segment in the above table. There is no intersegment revenue. Total assets on the consolidated balance sheet at March 31, 2010 are approximately $9.8 million.

Geographical information concerning the Company’s revenue is as follows:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
United States	$48,123	$60,194
United Kingdom	148,164	141,667
Other	12,349	7,209

Total	$208,636	$209,070

During the three months ended March 31, 2011, revenue from one foreign customer and one domestic customer represented 71% and 16% of consolidated revenue, respectively. During the three months ended March 31, 2010, revenue from one foreign customer and one domestic customer represented 68% and 19% of consolidated revenue, respectively.
As of March 31, 2011 and December 31, 2010, one foreign customer represented 86% and 88%, respectively, of accounts receivable, net.
Note 12—Subsequent Events
Subsequent to March 31, 2011, 2,037 preferred shares were converted into 4,074,000 common shares and 2,536,967 warrants were exercised. Cash received for the warrants subsequent to March 31, 2011 was $739,984.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Fibrocell that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:
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
• our dependence on physicians to correctly follow our established protocols for the safe administration of our Fibrocell Therapy; and
• other risks referenced from time to time elsewhere in our filings with the SEC.

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
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2010 Annual Report on Form 10-K.

Results of Operations
Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010
Revenues and Cost of Sales. Revenue and cost of sales for the three months ended March 31, 2011 and 2010 were comprised of the following:

	Three months ended		Increase
	March 31,		(Decrease)
	2011	2010	$	%
	(in thousands)
Total revenue	$209	$209	$—	—%

Cost of sales	98	100	(2)	(2%)

Gross profit	$111	$109	$(2)	(2%)

The revenue and cost of sales for Agera remained flat comparing the three months ended March 31, 2011 and 2010. Our revenue from continuing operations is from the operations of Agera which we acquired on August 10, 2006. Agera markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and peptide technology. As a percentage of revenue, Agera cost of sales were approximately 47% for the three months ended March 31, 2011 and 48% for the three months ended March 31, 2010.
Selling General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2011 and 2010 were comprised of the following:

	Three months ended		Increase
	March 31,		(Decrease)
	2011	2010	$	%
	(in thousands)
Compensation and related expense	$1,264	$951	$313	33%
External services — consulting	236	237	(1)	(—%)
Facilities and related expense and other	854	832	22	3%

Total selling, general and administrative expense	$2,354	$2,020	$334	17%

Selling, general and administrative expense increased primarily due to an increase in compensation and related expense related to an increase of $0.6 million for stock compensation expense offset by a decrease of $0.3 million in payroll expenses, due primarily to no bonuses accrued in 2011 and decreased payroll taxes.

Research and Development Expense. Research and development expense for the three months ended March 31, 2011 and 2010 were comprised of the following:

	Three months ended		Increase
	March 31,		(Decrease)
	2011	2010	$	%
	(in thousands)
Compensation and related expense	$524	$364	$160	44%
External services — consulting	622	397	225	57%
Lab costs and related expense	277	223	54	24%
Facilities and related expense	194	209	(15)	(7%)

Total research and development expense	$1,617	$1,193	$424	36%

Research and development expense increased primarily due to an increase in compensation and related expense related to an increase of $0.1 million for stock compensation expense, $0.1 million for increase headcount and $0.2 million for increased consulting fees. The increase of $0.2 million for external services related primarily to the histology study. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Fibrocell Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception (December 28, 1995) to date cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of March 31, 2011, for the Successor Company was $8.9 million.
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
Interest Income (Expense). Interest expense for the three months ended March 31, 2011 increased by $0.1 million, or 38%, from the three months ended March 31, 2010 due to higher debt balances. Our interest expense is related to the notes we issued in connection with our bankruptcy plan. We have been accreting the interest to principal at the rate of 15% per annum due to contractual terms.
Change in Revaluation of Warrant and Derivative Liability. During the three months ended March 31, 2011, we recorded a non-cash expense of $6.3 million and $6.6 million for warrant expense and derivative revaluation expense, respectively, in our statements of operations due to an increase in the fair value of the warrant liability and derivative liability related to the preferred stock series A, B and D financing. This increase in fair value was primarily due to an increase in the price per share of our common stock on March 31, 2011 as compared to December 31, 2010. During the three months ended March 31, 2010, we recorded a non-cash expense of $1.4 million for warrant expense in our statements of operations due to an increase in the fair value of the warrant liability for warrants to purchase preferred stock that were liability-classified.
Net loss attributable to common shareholders. Net loss attributable to common shareholders decreased approximately $12.3 million to a net loss of $17.1 million for the three months ended March 31, 2011, as compared to a net loss of $4.7 million for the three months ended March 31, 2010 primarily due to an increase in the fair value of the warrant liability and derivative liability related to the preferred stock series A, B and D financing.

Liquidity and Capital Resources
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(3,155)	$(2,319)
Investing activities	(17)	(26)
Financing activities	5,613	3,449
Operating Activities. Cash used in operating activities during the three months ended March 31, 2011 amounted to $3.1 million, an increase of $0.8 million over the three months ended March 31, 2010. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $0.1 million, in addition to operating cash outflows from changes in operating assets and liabilities.
Investing Activities. Minimal or no cash was used in investing activities during the three months ended March 31, 2011 and during the three months ended March 31, 2010.
Financing Activities. There were $5.6 million cash proceeds from financing activities during the three months ended March 31, 2011, as compared to $3.4 million received from financing activities during the three months ended March 31, 2010. During the three months ended March 31, 2011, we raised cash from the issuance of preferred stock and warrants. During the three months ended March 31, 2010, we raised cash from the issuance of common stock and warrants.
Working Capital
As of March 31, 2011, we had cash and cash equivalents of $3.3 million and working capital of $2.8 million. The Company has raised approximately $6.1 million less fees as the result of the issuance of Series D Preferred Stock and warrants in the period from January 1, 2011 through March 1, 2011. As of May 9, 2011, the Company had cash and cash equivalents of approximately $2.0 million and current liabilities of approximately $1.1 million. The Company’s current monthly cash run-rate is approximately $1.0 million. The Company is in the process of purchasing manufacturing equipment and incurring marketing expenditures over the next couple of months to prepare the Company for launch post a possible FDA approval. Thus, the Company will need to access the capital markets in the near future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.
Debt
The Company’s outstanding long-term debt at March 31, 2011 and December 31, 2010 consists of $7.6 million and $7.3 million, respectively, of Unsecured Promissory Notes (“New Notes”). Unpaid interest has been accreted to the principal at a rate of 15%. The New Notes have the following features: (1) 12.5% interest payable quarterly in cash or, at the Company’s option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due; (2) maturing June 1, 2012; (3) at any time prior to the maturity date, the Company may redeem any portion of the outstanding principal of the New Notes in Cash at 125% of the stated face value of the New Notes. There is a mandatory redemption feature that requires the Company to redeem all outstanding new notes if: (1) the Company successfully completes a capital campaign raising in excess of $10 million during a six month period; or (2) the Successor Company is acquired by, or sell a majority stake to, an outside party.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.
Foreign Exchange Rate Risk
We do not believe that we have significant foreign exchange rate risk at March 31, 2011.
We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 1A.	Risk Factors.
There were no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K filed on March 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
All information regarding the financings we completed during the three months ended March 31, 2011, have been previously disclosed in current reports we have filed on Form 8-K.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
None

Item 6.	Exhibits
(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

*31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	-Filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fibrocell Science, Inc.
By:	/s/ Declan Daly
Declan Daly
Chief Financial Officer
Date: May 13, 2011