Form 10-Q
period 2011-06-30
Fibrocell Science, Inc.
filed 2011-08-15
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of August 9, 2011, issuer had 53,386,792 shares issued and outstanding of common stock, par value $0.001.

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Successor Balance Sheets (unaudited) June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations (unaudited) For the three months ended June 30, 2011 and 2010 (Successor Company)	2

Condensed Consolidated Statements of Operations (unaudited) For the six months ended June 30, 2011 and 2010 (Successor Company), cumulative period from inception (September 1, 2009) to June 30, 2011 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	3

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) from inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to June 30, 2011 (Successor Company) (unaudited)	4

Condensed Consolidated Statements of Cash Flows (unaudited) For the six months ended June 30, 2011 and 2010 (Successor Company), cumulative period from inception (September 1, 2009) to June 30, 2011 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	17

Notes to Unaudited Condensed Consolidated Financial Statements	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 5. Other Information	36

Item 6. Exhibits	36

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial statements.
Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,606,381	$867,738
Accounts receivable, net	238,546	229,891
Inventory, net	266,692	258,939
Prepaid expenses and other current assets	357,575	559,082

Total current assets	3,469,194	1,915,650
Property and equipment, net of accumulated depreciation of $20,675 and $8,085, respectively	709,512	21,589
Other assets	250	250
Intangible assets	6,340,656	6,340,656

Total assets	$10,519,612	$8,278,145

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit and Noncontrolling Interest
Current liabilities:
Current debt	$7,856,206	$56,911
Accounts payable	770,211	1,096,125
Accrued expenses	622,738	789,482
Derivative liability-current	1,134,042	—

Total current liabilities	10,383,197	1,942,518
Long-term debt	—	7,290,881
Deferred tax liability	2,500,000	2,500,000
Warrant liability	18,631,283	8,171,518
Derivative liability	5,468,898	2,120,360
Other long-term liabilities	198,804	255,606

Total liabilities	37,182,182	22,280,883

Commitments and contingencies

Preferred stock series A, $0.001 par value; 9,000 shares authorized; 3,250 shares issued and 950 and 2,886 shares outstanding, respectively	390,015	1,280,150
Preferred stock series B, $0.001 par value; 9,000 shares authorized; 4,640 shares issued and 487 and 4,640 shares outstanding, respectively	—	—
Preferred stock series B, $0.001 par value; subscription receivable	—	(210,000)
Preferred stock series D, $0.001 par value; 8,000 shares authorized; 1,645 and 7,779 shares issued, respectively, and 6,144 and 1,645 shares outstanding, respectively	—	—

Fibrocell Science, Inc. shareholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 45,498,230 and 20,375,500 shares issued and outstanding, respectively	45,498	20,376
Additional paid-in capital	17,596,984	2,437,893
Accumulated deficit during development stage	(45,191,992)	(17,981,530)

Total Fibrocell Science, Inc. shareholders’ deficit	(27,549,510)	(15,523,261)

Noncontrolling interest	496,925	450,373

Total deficit and noncontrolling interest	(27,052,585)	(15,072,888)

Total liabilities, preferred stock, shareholders’ deficit and noncontrolling interest	$10,519,612	$8,278,145

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Successor	Successor
	For the three	For the three
	months ended	months ended
	June 30, 2011	June 30, 2010
Revenue
Product sales	$253,274	$264,062

Total revenue	253,274	264,062
Cost of sales	125,753	175,916

Gross profit	127,521	88,146
Selling, general and administrative expenses	3,265,344	1,821,330
Research and development expenses	1,601,665	1,473,741

Operating loss	(4,739,488)	(3,206,925)
Other income (expense)
Warrant (expense) income	(3,510,552)	1,712,430
Derivative revaluation expense	(1,561,412)	—
Interest expense	(283,661)	(203,268)

Loss from continuing operations	(10,095,113)	(1,697,763)
Loss from discontinued operations	(6,083)	(12,502)

Net loss	(10,101,196)	(1,710,265)

Net loss attributable to noncontrolling interest	(26,896)	(1,250)

Net loss attributable to Fibrocell Science, Inc. common shareholders	$(10,128,092)	$(1,711,515)

Per share information:

Loss from continuing operations-basic and diluted	$(0.32)	$(0.09)

Net loss attributable to common shareholders per common share—basic and diluted	$(0.32)	$(0.09)

Weighted average number of basic and diluted common shares outstanding	31,825,735	19,468,831

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Successor	Successor	Successor	Predecessor
			Cumulative period	Cumulative period
			from September 1,	from December 28,
			2009 (date of	1995 (date of
	For the six months	For the six months	inception) to June	inception) to
	ended June 30, 2011	ended June 30, 2010	30, 2011	August 31, 2009
Revenue
Product sales	$461,910	$473,132	$1,728,220	$4,818,994
License fees	—	—	—	260,000

Total revenue	461,910	473,132	1,728,220	5,078,994
Cost of sales	223,611	276,435	908,307	2,279,335

Gross profit	238,299	196,697	819,913	2,799,659
Selling, general and administrative expenses	5,619,727	3,841,243	14,843,664	84,805,520
Research and development expenses	3,218,194	2,666,351	10,527,709	56,269,869

Operating loss	(8,599,622)	(6,310,897)	(24,551,460)	(138,275,730)
Other income (expense)
Interest income	—	—	1	6,989,539
Reorganization items, net	—	3,303	(69,174)	73,538,984
Other income	—	—	244,479	316,338
Warrant (expense) income	(9,806,882)	295,186	(10,591,198)	—
Derivative revaluation expense	(8,182,138)	—	(8,182,138)	—
Interest expense	(557,069)	(400,998)	(1,849,442)	(18,790,218)

Loss from continuing operations before income taxes	(27,145,711)	(6,413,406)	(44,998,932)	(76,221,087)
Income tax benefit	—	—	—	190,754

Loss from continuing operations	(27,145,711)	(6,413,406)	(44,998,932)	(76,030,333)
Loss from discontinued operations	(18,199)	(29,546)	(79,117)	(41,091,311)

Net loss	(27,163,910)	(6,442,952)	(45,078,049)	(117,121,644)
Deemed dividend associated with beneficial conversion	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)
Net (income)/loss attributable to noncontrolling interest	(46,552)	(16,388)	(113,943)	1,799,523

Net loss attributable to Fibrocell Science, Inc. common shareholders	$(27,210,462)	$(6,459,340)	$(45,191,992)	$(128,335,806)

Per share information:
Loss from continuing operations-basic and diluted	$(1.02)	$(0.37)	$(2.24)	$(4.30)
Loss from discontinued operations-basic and diluted	—	—	—	(2.32)
Income (loss) attributable to noncontrolling interest	—	—	(0.01)	0.10

Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.65)
Preferred stock dividends	—	—	—	(0.09)

Net loss attributable to common shareholders per common share—basic and diluted	$(1.02)	$(0.37)	$(2.25)	$(7.26)

Weighted average number of basic and diluted common shares outstanding	26,557,261	17,648,025	20,097,309	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
(unaudited)

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96 (Predecessor)	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97(Predecessor)	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98 (Predecessor)	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99 (Predecessor)	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00 (Predecessor)	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03 (Predecessor)	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	of Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04 (Predecessor)	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity	—	—	—	—	—	—	—	—	—	133,851	—	133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05 (Predecessor)	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06 (Predecessor)	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07 (Predecessor)	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815
Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08 (Predecessor)	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock — 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock — 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	—	—	—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	—	—	—	—	—	(7,688,831)	—	—	—	—	382,982	(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	—	—	—	11,400,000	11,400	(2,228,231)	—	—	—	—	382,982	(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Issuance of common stock on Oct. 28, 2009	—	—	—	—	25,501	25	58,627	—	—	—	—	—	58,652
Compensation expense on shares issued to management	—	—	—	—	600,000	600	167,400	—	—	—	—	—	168,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	326,838	—	—	—	—	—	326,838
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	386,380	—	—	—	—	—	386,380
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,049,999)	15,493	(5,034,506)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,034,506)

Balance 12/31/09 (Successor)	—	$—	—	$—	14,692,167	$14,692	$508,347	—	$—	$—	$(5,049,999)	$398,475	$(4,128,485)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Issuance of 5.1 million shares of common stock in March 2010, net of issuance costs of $338,100	—	$—	—	$—	5,076,664	$5,077	$3,464,323	—	$—	$—	$—	$—	$3,469,400
Warrant fair value associated with common shares issued in March 2010	—	—	—	—	—	—	(2,890,711)	—	—	—	—	—	(2,890,711)
Compensation expense on shares issued to management — 1Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-1Q10	—	—	—	—	—	—	324,377	—	—	—	—	—	324,377
Compensation expense on option awards issued to non-employees-1Q10	—	—	—	—	—	—	18,391	—	—	—	—	—	18,391
Compensation expense on shares issued to management — 2Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q10	—	—	—	—	—	—	222,011	—	—	—	—	—	222,011
Compensation expense on option awards issued to non-employees-2Q10	—	—	—	—	—	—	33,206	—	—	—	—	—	33,206
Compensation expense on shares issued to management — 3Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-3Q10	—	—	—	—	—	—	183,231	—	—	—	—	—	183,231
Compensation expense on option awards issued to non-employees-3Q10	—	—	—	—	—	—	7,724	—	—	—	—	—	7,724
Compensation expense on shares issued to management — 4Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-4Q10	—	—	—	—	—	—	104,094	—	—	—	—	—	104,094
Compensation expense on option awards issued to non-employees-4Q10	—	—	—	—	—	—	27,507	—	—	—	—	—	27,507
Preferred Stock Series A conversion	—	—	—	—	606,667	607	363,393	—	—	—	—	—	364,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(12,931,531)	51,898	(12,879,633)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,879,633)

Balance 12/31/10 (Successor)	—	$—	—	$—	20,375,498	$20,376	$2,437,893	—	$—	$—	$(17,981,530)	$450,373	$(15,072,888)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on shares issued to management — 1Q11	—	$—	—	$—	—	$—	$18,000	—	$—	$—	$—	$—	$18,000
Compensation expense on option awards issued to directors/employees-1Q11	—	—	—	—	—	—	995,551	—	—	—	—	—	995,551
Compensation expense on option awards issued to non-employees-1Q11	—	—	—	—	—	—	38,203	—	—	—	—	—	38,203
Preferred Stock warrants exercised — 1Q11	—	—	—	—	289,599	289	241,542	—	—	—	—	—	241,831
Preferred Stock Series A and B converted — 1Q11	—	—	—	—	3,894,000	3,894	323,919	—	—	—	—	—	327,813
Compensation expense on shares issued to management — 2Q11	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q11	—	—	—	—	—	—	1,082,503	—	—	—	—	—	1,082,503
Compensation expense on option awards issued to non-employees-1Q11	—	—	—	—	—	—	250,473	—	—	—	—	—	250,473
Preferred Stock warrants exercised — 2Q11	—	—	—	—	7,230,103	7,230	6,065,727	—	—	—	—	—	6,072,957
Preferred Stock Series A, B and D converted — 2Q11	—	—	—	—	11,554,000	11,554	4,546,768	—	—	—	—	—	4,558,322
Issuance of 1.9 million shares of common stock in June 2011, net of issuance costs of $137,440	—	—	—	—	1,908,889	1,909	1,578,651	—	—	—	—	—	1,580,560
Stock option exercise	—	—	—	—	246,141	246	(246)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(27,210,462)	46,552	(27,163,910)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,163,910)

Balance 6/30/11 (Successor)	—	$—	—	$—	45,498,230	$45,498	$17,596,984	—	$—	$—	$(45,191,992)	$496,925	$(27,052,585)

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Successor	Successor	Successor	Predecessor
			Cumulative	Cumulative
			period from	period from
			September 1,	December 31,
	For the six	For the six	2009 (date of	1995 (date of
	months ended	months ended	inception) to	inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	August 31, 2009
Cash flows from operating activities:
Net loss	$(27,210,462)	$(6,459,340)	$(45,191,992)	$(115,322,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Reorganization items, net	—	—	72,477	(74,648,976)
Expense related to equity awards and issuance of stock	2,402,730	633,985	4,276,489	10,608,999
Warrant expense (income)	9,806,882	(295,186)	10,591,198	—
Derivative revaluation expense	8,182,138	—	8,182,138	—
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	12,590	3,140	20,675	9,091,990
Provision for doubtful accounts	(12,280)	(15,791)	(66,717)	337,810
Provision for excessive and/or obsolete inventory	5,178	(13,857)	(43,524)	259,427
Amortization of debt issue costs	—	—	—	4,107,067
Amortization of debt discounts on investments	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	—	17,668,477
Foreign exchange loss (gain) on substantial liquidation of foreign entity	(4,988)	4,333	(12,674)	(2,256,408)
Net (loss) income attributable to noncontrolling interest	46,552	16,388	113,943	(1,799,523)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in accounts receivable	3,626	6,512	74,856	(91,496)
Decrease (increase) in other receivables	485	(96)	1,192	218,978
Decrease (increase) in inventory	(12,931)	6,111	45,451	(455,282)
Decrease in prepaid expenses	201,058	198,762	(1,048)	34,341
Decrease in other assets	—	—	4,120	71,000
Increase (decrease) in accounts payable	(325,914)	535,134	632,810	57,648
Increase in accrued expenses, liabilities subject to compromise and other liabilities	301,757	1,004,250	1,132,103	3,311,552
Decrease in deferred revenue	—	—	—	(50,096)

Net cash used in operating activities	(6,603,579)	(4,375,655)	(20,168,503)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	—	(2,016,520)
Purchase of property and equipment	(700,513)	(29,675)	(730,187)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	—	6,542,434
Purchase of investments	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	153,507,000

Net cash used in investing activities	(700,513)	(29,675)	(730,187)	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	135,667
Proceeds from the issuance of redeemable preferred stock series A, net	—	—	2,870,000	12,931,800
Proceeds from the issuance of redeemable preferred stock series B, net	193,200	—	4,212,770	—
Proceeds from the issuance of redeemable preferred stock series D, net	5,642,780	—	7,152,180	—
Proceeds from the exercise of warrants	1,973,364	—	1,973,364	—
Proceeds from the issuance of common stock, net	1,580,560	3,469,400	6,849,960	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	—	—	(360,872)
Proceeds from secured loan	—	—	—	500,471
Proceeds from debtor-in-possession loan	—	—	—	2,750,000
Payments on insurance loan	(48,655)	(40,861)	(134,229)	(79,319)
Cash dividends paid on preferred stock	(304,384)	(91,000)	(444,134)	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	—	(26,024,280)

Net cash provided by financing activities	9,036,865	3,337,539	22,479,911	170,137,276

Effect of exchange rate changes on cash balances	5,870	(4,662)	14,884	(36,391)
Net increase (decrease) in cash and cash equivalents	1,738,643	(1,072,453)	1,596,105	1,010,276
Cash and cash equivalents, beginning of period	867,738	1,362,488	1,010,276	—

Cash and cash equivalents, end of period	$2,606,381	$290,035	$2,606,381	$1,010,276

	Successor	Successor	Successor	Predecessor
			Cumulative	Cumulative
			period from	period from
			September 1,	December 31,
	For the six	For the six	2009 (date of	1995 (date of
	months ended	months ended	inception) to	inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	August 31, 2009
Supplemental disclosures of cash flow information:
Predecessor cash paid for interest	$—	$—	$—	$12,715,283

Successor cash paid for dividends	304,384	91,000	444,134	—

Non-cash investing and financing activities:
Predecessor deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$—	$11,423,824

Predecessor preferred stock dividend	—	—	—	1,589,861

Successor accrued preferred stock dividend	366,135	97,011	366,135	—

Predecessor uncompensated contribution of services	—	—	—	755,556

Predecessor common stock issued for intangible assets	—	—	—	540,000

Predecessor common stock issued in connection with conversion of debt	—	—	—	10,814,000

Predecessor equipment acquired through capital lease	—	—	—	167,154

Successor/Predecessor financing of insurance premiums	—	—	178,582	87,623

Successor issuance of notes payable	—	—	—	6,000,060

Successor common stock issued in connection with reorganization	—	—	—	5,472,000

Successor intangible assets	—	—	—	6,340,656

Successor deferred tax liability in connection with fresh-start	—	—	—	2,500,000

Elimination of Predecessor common stock and fresh-start adjustment	—	—	—	14,780,320

Successor accrued warrant liability	4,994,307	2,890,711	12,381,509	—

Successor conversion of preferred stock Series A balance into common stock	814,082	—	814,082	—

Successor conversion of preferred stock derivative balance into common stock	4,072,053	—	4,436,053	—

Successor exercise of warrants-cashless	4,341,424	—	4,341,424	—

Successor accrued derivative liability	372,495	—	2,492,855	—

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
The Company is an aesthetic and therapeutic company focused on developing novel skin and tissue rejuvenation products. The Company’s clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burns with a patient’s own, or autologous, fibroblast cells produced in the Company’s proprietary Fibrocell Process. The Company also markets an advanced skin care line with broad application in core target markets through its consolidated subsidiary, Agera. The Company owns 57% of the outstanding shares of Agera.
Note 2—Development-Stage Risks and Liquidity
The Company has been primarily engaged in developing its initial product technology, has incurred losses since inception and has a deficit accumulated during the development stage of $45,191,992 as of June 30, 2011. The Company anticipates incurring additional losses until such time, that it can generate significant sales of recently approved FDA product, laViv®. On August 2, 2011, the Company announced a private placement transaction, pursuant to which the Company will received net proceeds of approximately $22.7 million. The closing is expected to occur in the near future.
As a result of the conditions discussed above, and in accordance with U.S. generally accepted accounting principles (“GAAP”), there exists doubt about the Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the future.
Note 3—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”). The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.
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
Recent Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.
Note 4—Inventory
Agera purchases the large majority of its inventory from one contract manufacturer. Agera accounts for its inventory on the first-in-first-out method. At June 30, 2011, Agera’s inventory of $0.3 million consisted of $0.1 million of raw materials and $0.2 million of finished goods. At December 31, 2010, Agera’s inventory of $0.3 million consisted of $0.2 million of raw materials and $0.1 million of finished goods.
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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at June 30, 2011
Cash and cash equivalents	$2,606,381	$—	$—	$2,606,381

Liabilities
Warrant liability	$—	$—	$18,631,283	$18,631,283
Derivative liability	—	—	6,602,940	6,602,940

Total	$—	$—	$25,234,223	$25,234,223

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at December 31, 2010
Cash and cash equivalents	$867,738	$—	$—	$867,738

Liabilities
Warrant liability	$—	$—	$8,171,518	$8,171,518
Derivative liability	—	—	2,120,360	2,120,360

Total	$—	$—	$10,291,878	$10,291,878

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant
Liability

Balance at December 31, 2010	$8,171,518

Issuance of additional warrants	4,994,307

Exercise of warrants	(4,341,424)

Change in fair value of warrant liability	9,806,882

Balance at June 30, 2011	$18,631,283

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 8 for further discussion of the warrant liability.
The reconciliation of derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative
Liability

Balance at December 31, 2010	$2,120,360

Issuance of additional preferred stock and other	372,495

Conversion of preferred stock	(4,072,053)

Change in fair value of derivative liability	8,182,138

Balance at June 30, 2011	$6,602,940

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 7 for further discussion of the derivative liability.
Note 6—Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2011	2010
Accrued professional fees	$257,778	$413,384
Accrued compensation	5,575	7,076
Dividend on preferred stock payable	253,169	191,417
Accrued other	106,216	177,605

Accrued expenses	$622,738	$789,482

Note 7—Equity
Common Stock Private Placement
On June 16, 2011, the Company completed a private placement, pursuant to which it sold an aggregate of 1,908,889 shares of Company common stock to 8 accredited investors for an aggregate purchase price of $1,718,000. The placement agent for the transaction received cash compensation of $137,440 and warrants to purchase 152,711 shares of Company common stock at an exercise price of $0.90 per share.
Redeemable Preferred stock
On May 24, 2011, the Company sent a mandatory conversion notice to the holders of its outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Preferred Stock”). Pursuant to the notice, each holder of Preferred Stock was notified that since the volume weighted average price of the Company’s common stock had exceeded 200% of the then effective conversion price of the Preferred Stock for twenty consecutive trading days, the Company was permitted to force the conversion of the Preferred Stock into Company common stock. The conversion was effective on July 7, 2011; provided that holders of Preferred Stock had the right to voluntarily convert their shares of Preferred Stock prior to such date.
As of June 30, 2011, the number of Preferred Stock outstanding, with a par value of $0.001 per share and a stated value of $1,000 per share is as follows:

Preferred Stock Series A	950
Preferred Stock Series B	487
Preferred Stock Series D	6,144

Total	7,581

The Company records accrued dividends at a rate of 6% per annum on the Series A, Series B and Series D Preferred. As of June 30, 2011, $253,169 was accrued for dividends payable. The Company paid cash of $106,157 and $304,384 during the three and six months ended June 30, 2011, respectively.
Preferred Stock Series D
On January 21 and 28, February 9 and March 1, 2011, the Company completed a private placement of securities of Series D Preferred and warrants. Each of the foregoing securities were subject to the “down-round” protection and if at any time while the Series D Preferred or warrants are outstanding, we sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents at an effective price per share that is lower than the then conversion price of the Series D Preferred (“Conversion Price”) or the exercise price of the warrants, then the conversion price and exercise price will be reduced to equal the lower price. The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) because any holder of Series D Preferred may require the Company to redeem all of its Series D Preferred in the event of a triggering event which is outside of the control of the Company.

The details of the Series D Preferred financing for the six months ended June 30, 2011 are as follows:

	Number of shares of	Number of warrants
Date of Financing	Series D Preferred(1)	issued(2)

January 21, 2011	1,234	2,665,440
January 28, 2011	1,414	3,054,240
February 9, 2011	3,436	7,421,760
March 1, 2011	50	108,000

	6,134	13,249,440

(1)	Series D Preferred at a stated par value of $1,000.

(2)	Warrants to purchase shares of Common Stock at an exercise price of $0.50 per share issued to certain accredited investors and placement agents.
Conversion option of Redeemable Preferred stock
The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred has been recorded as a derivative liability under ASC 815 in the consolidated balance sheet as of June 30, 2011 and December 31, 2010. As of June 30, 2011 the derivative liability was re-measured resulting in an expense of $1,561,412 and $8,182,138 in our statement of operations for three months and six months, respectively. The fair value of the derivative liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability and re-measure on the Company’s reporting dates until the preferred stock is converted into common stock.
The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred was valued at $6,602,940 at June 30, 2011 at fair value using the Black-Scholes option pricing model. The fair market value of the derivative liability was computed using the Black-Scholes option-pricing model with the following weighted average assumptions as of the dates indicated:

	June 30, 2011	December 31, 2010
Expected life (years)	1.5 years	1.6 years
Interest rate	0.4%	1.3%
Dividend yield	—	—
Volatility	62%	63%
Note 8—Warrants
Series D Preferred Stock Warrants and Placement Agent Warrants
In connection with the Series D Convertible Preferred Stock transaction, the Company issued 12,268,000 warrants at an exercise price of $0.50 per share and 981,440 placement agent warrants at an exercise price of $0.50 per share during the first quarter of 2011. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. The weighted average fair market value of the warrants, at the date of issuance, granted to the accredited investors and placement agents, based on the Black-Scholes valuation model, is estimated to be $0.45 per warrant.

The fair market value of the warrants was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions as of the dates indicated:

	June 30, 2011	December 31, 2010
Expected life (years)	4.2 years	4.7 years
Interest rate	1.4%	1.8%
Dividend yield	—	—
Volatility	62%	63%
The following table summarizes outstanding warrants to purchase Common Stock as of June 30, 2011:

			Warrant liability
	Number of		Balance as of June
	Warrants	Expiration Dates	30, 2011
Warrants and placement warrants issued in Series A Preferred Stock offering	3,256,492	Oct. 2014	$1,665,711
Warrants and placement warrants issued in March 2010 offering	4,917,602	Mar. 2015	2,599,340
Warrants and placement warrants issued in Series B Preferred Stock offering	9,650,650	Jul.-Nov. 2015	5,239,641
Warrants and placement warrants issued in Series D Preferred Stock offering	16,302,640	Dec. 2015-Mar. 2016	9,126,591

Total	34,127,384		$18,631,283

All warrants have an exercise price of $0.50 per share as a result of the December 2010 Series D Preferred Stock financing transaction. There were 3,946,731 warrants exercised for the three and six months ended June 30, 2011 which resulted in receipts of $1,973,366 and the issuance of 3,946,731 shares of common stock. In addition, there were 5,433,667 and 6,387,235 cashless warrants exercised for the three and six months ended June 30, 2011, respectively, which resulted in the issuance of 3,283,372 and 3,572,971 shares of common stock for the three and six months ended June 30, 2011, respectively.
Note 9—Stock-based Compensation
Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

	Three months ended
	June 30, 2011	June 30, 2010
Stock option compensation expense for employees and directors	$1,082,503	$222,011
Restricted stock expense	18,000	18,000
Equity awards for nonemployees issued for services	250,473	33,206

Total stock-based compensation expense	$1,350,976	$273,217

	Six months ended
	June 30, 2011	June 30, 2010
Stock option compensation expense for employees and directors	$2,078,054	$546,388
Restricted stock expense	36,000	36,000
Equity awards for nonemployees issued for services	288,676	51,597

Total stock-based compensation expense	$2,402,730	$633,985

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Number of	exercise	term (in	intrinsic
	shares	price	years)	value

Outstanding at December 31, 2010	5,677,000	$0.86	7.46	$—
Granted	9,058,000	$0.72
Exercised	(600,000)	$0.75
Forfeited	—	$—

Outstanding at June 30, 2011	14,135,000	$0.78	8.59	$1,926,940

Exercisable at June 30, 2011	8,146,553	$0.79	8.08	$1,048,873

The total fair value of shares vested during the six months ended June 30, 2011 was $2.1 million. As of June 30, 2011, there was $2.0 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.9 years. As of June 30, 2011, there was $0.2 million of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.
During the three months ended June 30, 2011 and 2010, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.48 and $0.63, respectively. The fair market value of the options was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions for the three months ended as of the dates indicated:

	June 30, 2011	June 30, 2010
Expected life (years)	5.3 years	3.7 years
Interest rate	2.3%	1.6%
Dividend yield	—	—
Volatility	62%	64%
There were 600,000 cashless stock options exercised during the second quarter of June 30, 2011, which resulted in the issuance of 246,141 shares of common stock.
Restricted stock
As of June 30, 2011, there was $12,000 of total unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period in September of 2011.

Note 10—Segment Information and Geographical information
The Company has two reportable segments: Fibrocell Therapy and Agera. The Fibrocell Therapy segment specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. There is no intersegment revenue. The following table provides operating financial information for the continuing operations of the Company’s two reportable segments:

	Segment
	Fibrocell Therapy	Agera	Consolidated
Three Months Ended June 30, 2011
Total operating revenue	$—	$253,274	$253,274

Depreciation and amortization expense	10,117	—	10,117

Segment income (loss) from continuing operations	$(10,133,362)	$38,249	$(10,095,113)

	Segment
	Fibrocell Therapy	Agera	Consolidated
Six Months Ended June 30, 2011
Total operating revenue	$—	$461,910	$461,910

Depreciation and amortization expense	12,590	—	12,590

Segment income (loss) from continuing operations	$(27,205,372)	$59,661	$(27,145,711)

Supplemental information as of June 30, 2011

Total assets	$9,830,330	$689,282	$10,519,612
Property and equipment, net	709,512	—	709,512
Intangible assets	6,340,656	—	6,340,656
An intercompany receivable as of June 30, 2011, of $1.0 million, due from the Agera segment to the Fibrocell Therapy segment, is eliminated in consolidation. This intercompany receivable is primarily due to the intercompany management fee charge to Agera by Fibrocell Technologies, Inc., as well as Agera’s working capital needs provided by Fibrocell Technologies, Inc., and has been excluded from total assets of the Fibrocell Therapy segment in the above table. There is no intersegment revenue. Total assets on the consolidated balance sheet at June 30, 2011 are approximately $10.5 million, which includes assets of discontinued operations of less than $0.1 million.

	Segment
	Fibrocell Therapy	Agera	Consolidated
Three Months Ended June 30, 2010
Total operating revenue	$—	$264,062	$264,062

Depreciation and amortization expense	2,288	—	2,288

Segment income (loss) from continuing operations	$(1,676,370)	$(21,393)	$(1,697,763)

	Segment
	Fibrocell Therapy	Agera	Consolidated
Six Months Ended June 30, 2010
Total operating revenue	$—	$473,132	$473,132

Depreciation and amortization expense	3,140	—	3,140

Segment income (loss) from continuing operations	$(6,402,918)	$(10,488)	$(6,413,406)

Supplemental information as of June 30, 2010

Total assets	6,858,898	641,244	7,500,142
Property and equipment, net	26,535	—	26,535
Intangible assets	6,340,656	—	6,340,656

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
Geographical information concerning the Company’s revenue and fixed assets are as follows:

	Revenue
	Three months ended	Three months ended
	June 30, 2011	June 30, 2010
United States	$47,350	$61,654
United Kingdom	117,408	149,123
Other	88,516	53,285

Total	$253,274	$264,062

	Revenue
	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
United States	$95,473	$121,848
United Kingdom	265,572	290,790
Other	100,865	60,494

Total	$461,910	$473,132

	Property, Plant & Equipment
	June 30, 2011	June 30, 2010
United States	$709,512	$21,589

Total	$709,512	$21,589

During the three months ended June 30, 2011, revenue from one foreign customer and one domestic customer represented 46% and 14% of consolidated revenue, respectively. During the three months ended June 30, 2010, revenue from one foreign customer and one domestic customer represented 75% and 16% of consolidated revenue, respectively.
During the six months ended June 30, 2011, revenue from one foreign customer and one domestic customer represented 57% and 15% of consolidated revenue, respectively. During the six months ended June 30, 2010, revenue from one foreign customer and one domestic customer represented 72% and 18% of consolidated revenue, respectively.
As of June 30, 2011 and December 31, 2010, one foreign customer represented 65% and 88%, respectively, of accounts receivable, net.

Note 11—Subsequent Events
Subsequent to June 30, 2011, 3,577 preferred shares were converted into 7,154,000 common shares and 734,564 warrants were exercised through August 9, 2011. Cash received for the warrants subsequent to June 30, 2011 was $367,282.
The Company announced on August 2, 2011, that it entered into a definitive Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to sell to the purchasers an aggregate of 41,245,822 shares of Company common stock at a purchase price of $0.55 per share in a private placement. Each purchaser will also receive a warrant to purchase 0.35 shares of common stock for every share of common stock acquired in the offering with an exercise price of $0.75 per share and a term of 5 years from issuance. The warrants are callable by the Company if the common stock trades over $1.75 for 20 consecutive trading days at any time after the shares underlying the warrants are registered or eligible for resale pursuant to Rule 144. The aggregate purchase price paid by the purchasers at closing for the common stock and the warrants was $22.7 million. The closing is expected to occur in the near future.
Pursuant to a Registration Rights Agreement between the Company and the purchasers, the Company is required to file a resale registration statement within 30 days that covers the resale of the shares of common stock and the shares of common stock issuable upon the exercise of the warrants.
Since the Company consummated a single offering of at least $10 million, certain note holders are entitled to a mandatory redemption of the outstanding principal plus any interest payable in cash within three business days of the consummation. Approximately 31% of the original note of $6.0 million has a mandatory redemption requiring that approximately $2.5 million including interest will have to be paid within three business days of consummation of the offering. The remaining note holders signed amendments to their notes raising the mandatory redemption for a single offering from $10 million to $30 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains certain “forward-looking statements” relating to Fibrocell that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:
•	our ability to finance our business and continue in operations;
•
our ability to decrease our manufacturing costs for laViv® and other product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;

•	our ability to commercialized and sell our recently approved FDA product, laViv®;
•	our ability to scale up our manufacturing facility over time;
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
Our most advanced indication is for the treatment of nasolabial folds (United States adopted name, or USAN, is azficel-T, product laViv®). On June 22, 2011, the FDA approved laViv®.
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
Results of Operations
Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010
Revenues and Cost of Sales. Revenue and cost of sales for the three months ended June 30, 2011 and 2010 were comprised of the following:

	Three months ended		Increase
	June 30,		(Decrease)
	2011	2010	$	%
	(in thousands)
Total revenue	$253	$264	$(11)	(4%)

Cost of sales	126	176	(50)	(28%)

Gross profit	$127	$88	$39	44%

The revenue for Agera remained flat comparing the three months ended June 30, 2011 and 2010. As a percentage of revenue, Agera cost of sales were approximately 50% for the three months ended June 30, 2011 and 67% for the three months ended June 30, 2010. Cost of sales as a percentage of revenue was higher for the three months ended June 30, 2010 due to an obsolescence adjustment.
Selling General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2011 and 2010 were comprised of the following:

	Three months ended		Increase
	June 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Compensation and related expense	$1,729	$771	$958	124%
External services — consulting	160	215	(55)	(26%)
Facilities and related expense and other	1,376	835	541	65%

Total selling, general and administrative expense	$3,265	$1,821	$1,444	79%

Selling, general and administrative expense increased $1.5 million to $3.3 million for the three months ended June 30, 2011 as compared to $1.8 million for the three months ended June 30, 2010. The increase is due primarily to an increase in stock compensation expense of $1.0 million, an increase in promotion expense of $0.6 million offset by a decrease of $0.1 million in payroll expenses, due primarily to no bonuses accrued in 2011.
Research and Development Expense. Research and development expense for the three months ended June 30, 2011 and 2010 were comprised of the following:

	Three months ended		Increase
	June 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Compensation and related expense	$471	$407	$64	16%
External services — consulting	421	616	(195)	(32%)
Lab costs and related expense	479	227	252	111%
Facilities and related expense	231	224	7	3%

Total research and development expense	$1,602	$1,474	$128	9%

Research and development expense increased $0.1 million to $1.6 million for the three months ended June 30, 2011 from $1.5 million for the three months ended June 30, 2010. The increase is due primarily to a $0.3 million increase in lab supplies offset by a $0.2 million decrease in consulting fees. The increase of $0.3 million for lab services related primarily to the histology study we completed in connection with the approval process for azficel-T. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for our Fibrocell Therapy for specific dermal applications in the United States, as well as costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs.
Interest Income (Expense). Interest expense for the three months ended June 30, 2011 increased by approximately $0.1 million, or 40%, from the three months ended June 30, 2010 due to higher debt balances. Our interest expense is related to the notes we issued in connection with our bankruptcy plan. We have been accreting the interest to principal at the rate of 15% per annum in accordance with the terms of the notes.

Change in Revaluation of Warrant and Derivative Liability. During the three months ended June 30, 2011, we recorded a non-cash expense of $3.5 million and $1.6 million for warrant expense and derivative revaluation expense, respectively, in our statements of operations due to an increase in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. This increase in fair value was primarily due to an increase in the price per share of our common stock on June 30, 2011 as compared to March 31, 2011. During the three months ended June 30, 2010, we recorded non-cash income of $1.7 million for warrant expense in our statements of operations due to a decrease in the fair value of the warrant liability for warrants to purchase preferred stock that were liability-classified.
Net loss attributable to common shareholders. Net loss attributable to common shareholders increased approximately $8.4 million to a net loss of $10.1 million for the three months ended June 30, 2011, as compared to a net loss of $1.7 million for the three months ended June 30, 2010 primarily due to an increase in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings.
Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010
Revenues and Cost of Sales. Revenue and cost of sales for the six months ended June 30, 2011 and 2010 were comprised of the following:

	Six months ended		Increase
	June 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Total revenue	$462	$473	$(11)	(2%)

Cost of sales	224	276	(52)	(19%)

Gross profit	$238	$197	$41	21%

The revenue for Agera remained flat comparing the six months ended June 30, 2011 and 2010. As a percentage of revenue, Agera cost of sales were approximately 48% for the six months ended June 30, 2011 and 58% for the six months ended June 30, 2010. Cost of sales as a percentage of revenue was higher for the six months ended June 30, 2010 due to an obsolescence adjustment.
Selling General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2011 and 2010 were comprised of the following:

	Six months ended		Increase
	June 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Compensation and related expense	$2,993	$1,722	$1,271	74%
External services — consulting	396	452	(56)	(12%)
Facilities and related expense and other	2,231	1,667	564	34%

Total selling, general and administrative expense	$5,620	$3,841	$1,779	46%

Selling, general and administrative expense increased $1.8 million to $5.6 million for the six months ended June 30, 2011 as compared to $3.8 million for the six months ended June 30, 2010. The increase is primarily due to an increase in stock compensation expense of $1.6 million offset by a decrease of $0.3 million in payroll expenses, due primarily to no bonuses accrued in 2011 and an increase in promotion expense of $0.6 million.

Research and Development Expense. Research and development expense for the six months ended June 30, 2011 and 2010 were comprised of the following:

	Six months ended		Increase
	June 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Compensation and related expense	$995	$770	$225	29%
External services — consulting	1,042	1,013	29	3%
Lab costs and related expense	756	451	305	68%
Facilities and related expense	425	432	(7)	(2%)

Total research and development expense	$3,218	$2,666	$552	21%

Research and development expense increased $0.5 million to $3.2 million for the six months ended June 30, 2011 as compared to $2.7 million for the six months ended June 30, 2010. The increase is primarily due to an increase in compensation and related expense related to an increase of $0.2 million for stock compensation expense and $0.2 million for lab supplies. Research and development costs are composed primarily of costs related to our efforts to gain FDA approval for laViv®. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception (December 28, 1995) to date cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of June 30, 2011, for the Successor Company was $10.5 million.
Interest Income (Expense). Interest expense for the six months ended June 30, 2011 increased by $0.2 million, or 39%, from the three months ended June 30, 2010 due to higher debt balances. Our interest expense is related to the notes we issued in connection with our bankruptcy plan. We have been accreting the interest to principal at the rate of 15% per annum in accordance with the terms of the notes.
Change in Revaluation of Warrant and Derivative Liability. During the six months ended June 30, 2011, we recorded a non-cash expense of $9.8 million and $8.2 million for warrant expense and derivative revaluation expense, respectively, in our statements of operations due to an increase in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. This increase in fair value was primarily due to an increase in the price per share of our common stock on June 30, 2011 as compared to December 31, 2010. During the six months ended June 30, 2010, we recorded non-cash income of $0.3 million for warrant expense in our statements of operations due to an decrease in the fair value of the warrant liability for warrants to purchase preferred stock that were liability-classified.
Net loss attributable to common shareholders. Net loss attributable to common shareholders increased approximately $20.7 million to a net loss of $27.2 million for the six months ended June 30, 2011, as compared to a net loss of $6.5 million for the six months ended June 30, 2010 primarily due to an increase in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings.

Liquidity and Capital Resources
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(6,604)	$(4,376)
Investing activities	(701)	(30)
Financing activities	9,037	3,338
Operating Activities. Cash used in operating activities during the six months ended June 30, 2011 amounted to $6.6 million, an increase of $2.2 million over the six months ended June 30, 2010. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $0.7 million, in addition to operating cash outflows from changes in operating assets and liabilities.
Investing Activities. Cash was used in investing activities during the six months ended June 30, 2011 amounted to $0.7 million due to the purchase of property and equipment for the lab facility in Exton, Pennsylvania.
Financing Activities. There were $9.0 million cash proceeds from financing activities during the six months ended June 30, 2011, as compared to $3.3 million received from financing activities during the six months ended June 30, 2010. During the six months ended June 30, 2011, we raised cash from the issuance of common stock, preferred stock and warrants. During the six months ended June 30, 2010, we raised cash from the issuance of common stock and warrants.
Working Capital
As of June 30, 2011, we had cash and cash equivalents of $2.6 million and negative working capital of $6.9 million. On June 16, 2011, the Company completed a private placement, pursuant to which it sold an aggregate of 1,908,889 shares of Company common stock to 8 accredited investors for an aggregate purchase price of $1,718,000. The placement agent for the transaction received cash compensation of $137,440 and warrants to purchase 152,711 shares of Company common stock at an exercise price of $0.90 per share. On August 2, 2011, the Company announced that it entered into a definitive Securities Purchase Agreement to raise $22.7 million in a private placement. The closing is expected to occur in the near future.
Debt
The Company’s outstanding debt at June 30, 2011 and December 31, 2010 consists of $7.9 million and $7.3 million, respectively, of unsecured promissory notes (“Notes”). Unpaid interest has been accreted to the principal at a rate of 15%. The Notes have the following features: (1) 12.5% interest payable quarterly in cash or, at the Company’s option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due; (2) maturing June 1, 2012; (3) at any time prior to the maturity date, the Company may redeem any portion of the outstanding principal of the Notes in cash at 125% of the stated face value of the Notes. There is a mandatory redemption feature that requires the Company to redeem all outstanding Notes if: (1) the Company consummates an offering or series of offerings with proceeds in excess of $10 million during a six month period; or (2) the Company is acquired by, or sells a majority stake to, an outside party; provided that holders of $4.1 million in Notes have agreed that such mandatory redemption shall apply after the Company consummates an offering or series of offerings with proceeds in excess of $30 million during a six month period. As of June 30, 2011 the Notes have been classified as current since the maturity date is June 1, 2012.
On August 2, 2011, the Company announced that it entered into a definitive Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to sell to the purchasers an aggregate of 41,245,822 shares of Company common stock at a purchase price of $0.55 per share in a private placement for an aggregate purchase price of $22.7 million. The closing is expected to occur in the near future.

Since the Company consummated a single offering of at least $10 million, note holders holding approximately $2.5 million, including interest, are entitled to a mandatory redemption of the outstanding principal plus any interest payable in cash within three business days of the consummation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.
Foreign Exchange Rate Risk
We do not believe that we have significant foreign exchange rate risk at June 30, 2011.
We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
All information regarding the financings we completed during the three months ended June 30, 2011, have been previously disclosed in current reports we have filed on Form 8-K.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
None
Item 6. Exhibits

(a)	Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fibrocell Science, Inc.
By:	/s/ Declan Daly
Declan Daly
Chief Financial Officer
Date: August 15, 2011