Form 10-Q
period 2011-09-30
Fibrocell Science, Inc.
filed 2011-11-14
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of November 8, 2011, issuer had 95,548,253 shares issued and outstanding of common stock, par value $0.001.

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited) September 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations (unaudited) For the three months ended September 30, 2011 and 2010	2

Condensed Consolidated Statements of Operations (unaudited) For the nine months ended September 30, 2011 and 2010 (Successor Company), cumulative period from inception (September 1, 2009) to September 30, 2011 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	3

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) from inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to September 30, 2011 (Successor Company) (unaudited)	4

Condensed Consolidated Statements of Cash Flows (unaudited) For the nine months ended September 30, 2011 and 2010 (Successor Company), cumulative period from inception (September 1, 2009) to September 30, 2011 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	17

Notes to Unaudited Condensed Consolidated Financial Statements	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	36

Part II. Other Information

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities.	37

Item 4. (Removed and Reserved)	37

Item 5. Other Information	37

Item 6. Exhibits	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial statements.
Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$14,840,392	$867,738
Accounts receivable, net	234,418	229,891
Inventory, net	315,931	258,939
Prepaid expenses and other current assets	1,372,043	559,082

Total current assets	16,762,784	1,915,650
Property and equipment, net of accumulated depreciation of $83,787 and $8,085, respectively	732,328	21,589
Intangible assets and other	6,340,906	6,340,906

Total assets	$23,836,018	$8,278,145

Liabilities, Redeemable Preferred Stock, Shareholders’ Equity/(Deficit) and Noncontrolling Interest
Current liabilities:
Current debt	$6,394,532	$56,911
Accounts payable	1,050,215	1,096,125
Accrued expenses	1,447,975	789,482
Deferred revenue	12,500	—

Total current liabilities	8,905,222	1,942,518
Long-term debt	—	7,290,881
Deferred tax liability	2,500,000	2,500,000
Warrant liability	7,509,630	8,171,518
Derivative liability	1,056,920	2,120,360
Other long-term liabilities	170,403	255,606

Total liabilities	20,142,175	22,280,883

Commitments and contingencies

Preferred stock series A, $0.001 par value; 9,000 shares authorized; 3,250 shares issued; 0 and 2,886 shares outstanding, respectively	—	1,280,150
Preferred stock series B, $0.001 par value; 9,000 shares authorized; 4,640 shares issued; 0 and 4,640 shares outstanding, respectively	—	—
Preferred stock series B, $0.001 par value; subscription receivable	—	(210,000)
Preferred stock series D, $0.001 par value; 8,000 shares authorized; 7,779 and 1,645 shares issued, respectively, and 3,841 and 1,645 shares outstanding, respectively	—	—

Fibrocell Science, Inc. shareholders’ equity/(deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized; 95,278,255 and 20,375,500 shares issued and outstanding, respectively	95,278	20,376
Common stock; $0.001 par value; subscription receivable	(2,038,733)	—
Additional paid-in capital	43,421,317	2,437,893
Accumulated deficit during development stage	(38,275,135)	(17,981,530)

Total Fibrocell Science, Inc. shareholders’ equity/(deficit)	3,202,727	(15,523,261)

Noncontrolling interest	491,116	450,373

Total equity/(deficit) and noncontrolling interest	3,693,843	(15,072,888)

Total liabilities, preferred stock, shareholders’ equity/(deficit) and noncontrolling interest	$23,836,018	$8,278,145

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Successor	Successor
	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2011	2010
Revenue
Product sales	$159,400	$243,677

Total revenue	159,400	243,677
Cost of sales	96,631	118,916

Gross profit	62,769	124,761
Selling, general and administrative expenses	3,920,986	1,583,418
Research and development expenses	1,892,859	1,387,466

Operating loss	(5,751,076)	(2,846,123)
Other income/(expense)
Warrant income	10,621,558	1,265,571
Derivative revaluation income	2,316,428	—
Interest expense	(264,998)	(211,919)

Income/(loss) from continuing operations	6,921,912	(1,792,471)
Loss from discontinued operations	(10,864)	(8,575)

Net income/(loss)	6,911,048	(1,801,046)
Net income/(loss) attributable to noncontrolling interest	5,809	(20,859)

Net income/(loss) attributable to Fibrocell Science, Inc. common shareholders	$6,916,857	$(1,821,905)

Per share information:
Net income/(loss) from continuing operations
Basic	$0.10	$(0.09)

Diluted	$0.08	$(0.09)

Net income/(loss) attributable to common shareholders per common share
Basic	$0.10	$(0.09)

Diluted	$0.08	$(0.09)

Weighted average number of basic common shares outstanding	69,863,597	19,557,842

Weighted average number of diluted common shares outstanding	83,671,791	19,557,842

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	Successor	Successor	Successor	Predecessor
			Cumulative period
			from September 1,	Cumulative period
			2009 (date of	from December 28,
	For the nine months	For the nine months	inception) to	1995 (date of
	ended September	ended September	September 30,	inception) to
	30, 2011	30, 2010	2011	August 31, 2009
Revenue
Product sales	$621,310	$716,809	$1,887,620	$4,818,994
License fees	—	—	—	260,000

Total revenue	621,310	716,809	1,887,620	5,078,994
Cost of sales	320,242	395,351	1,004,938	2,279,335

Gross profit	301,068	321,458	882,682	2,799,659
Selling, general and administrative expenses	9,540,713	5,424,661	18,764,650	84,805,520
Research and development expenses	5,111,053	4,053,817	12,420,568	56,269,869

Operating loss	(14,350,698)	(9,157,020)	(30,302,536)	(138,275,730)
Other income (expense)
Interest income	—	—	1	6,989,539
Reorganization items, net	—	3,303	(69,174)	73,538,984
Other income	—	—	244,479	316,338
Warrant income	814,676	1,560,757	30,360	—
Derivative revaluation expense	(5,865,710)	—	(5,865,710)	—
Interest expense	(822,067)	(612,917)	(2,114,440)	(18,790,218)

Loss from continuing operations before income taxes	(20,223,799)	(8,205,877)	(38,077,020)	(76,221,087)
Income tax benefit	—	—	—	190,754

Loss from continuing operations	(20,223,799)	(8,205,877)	(38,077,020)	(76,030,333)
Loss from discontinued operations	(29,063)	(38,121)	(89,981)	(41,091,311)

Net loss	(20,252,862)	(8,243,998)	(38,167,001)	(117,121,644)
Deemed dividend associated with beneficial conversion	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)
Net (income)/loss attributable to noncontrolling interest	(40,743)	(37,247)	(108,134)	1,799,523

Net loss attributable to Fibrocell Science, Inc. common shareholders	$(20,293,605)	$(8,281,245)	$(38,275,135)	$(128,335,806)

Per share information:
Loss from continuing operations-basic and diluted	$(0.40)	$(0.45)	$(1.37)	$(4.30)
Loss from discontinued operations-basic and diluted	—	—	—	(2.32)
Income (loss) attributable to noncontrolling interest	—	—	—	0.10

Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.65)
Preferred stock dividends	—	—	—	(0.09)

Net loss attributable to common shareholders per common share—basic and diluted	$(0.40)	$(0.45)	$(1.37)	$(7.26)

Weighted average number of basic and diluted common shares outstanding	51,219,473	18,291,301	27,767,571	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
(unaudited)

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96 (Predecessor)	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97 (Predecessor)	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98 (Predecessor)	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99 (Predecessor)	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00 (Predecessor)	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03 (Predecessor)	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	(Deficit)
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04 (Predecessor)	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During	Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	(Deficit)
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity	—	—	—	—	—	—	—	—	—	133,851	—	133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05 (Predecessor)	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock — 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06 (Predecessor)	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100

Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07 (Predecessor)	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Shareholders’
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815

Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08 (Predecessor)	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock — 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock — 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912

Comprehensive income:

Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	—	—	—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	—	—	—	—	—	(7,688,831)	—	—	—	—	382,982	(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	—	—	—	11,400,000	11,400	(2,228,231)	—	—	—	—	382,982	(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Issuance of common stock on Oct. 28, 2009	—	—	—	—	25,501	25	58,627	—	—	—	—	—	58,652
Compensation expense on shares issued to management	—	—	—	—	600,000	600	167,400	—	—	—	—	—	168,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	326,838	—	—	—	—	—	326,838
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	386,380	—	—	—	—	—	386,380

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(5,049,999)	15,493	(5,034,506)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,034,506)

Balance 12/31/09 (Successor)	—	$—	—	$—	14,692,167	$14,692	$508,347	—	$—	$—	$(5,049,999)	$398,475	$(4,128,485)
The accompanying notes are an integral part of these consolidated financial statements.

											Accumulated
	Series A		Series B							Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Issuance of 5.1 million shares of common stock in March 2010, net of issuance costs of $338,100	—	$—	—	$—	5,076,664	$5,077	$3,464,323	—	$—	$—	$—	$—	$3,469,400
Warrant fair value associated with common shares issued in March 2010	—	—	—	—	—	—	(2,890,711)	—	—	—	—	—	(2,890,711)
Compensation expense on shares issued to management — 1Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-1Q10	—	—	—	—	—	—	324,377	—	—	—	—	—	324,377
Compensation expense on option awards issued to non-employees-1Q10	—	—	—	—	—	—	18,391	—	—	—	—	—	18,391
Compensation expense on shares issued to management — 2Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q10	—	—	—	—	—	—	222,011	—	—	—	—	—	222,011
Compensation expense on option awards issued to non-employees-2Q10	—	—	—	—	—	—	33,206	—	—	—	—	—	33,206
Compensation expense on shares issued to management — 3Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-3Q10	—	—	—	—	—	—	183,231	—	—	—	—	—	183,231
Compensation expense on option awards issued to non-employees-3Q10	—	—	—	—	—	—	7,724	—	—	—	—	—	7,724
Compensation expense on shares issued to management — 4Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-4Q10	—	—	—	—	—	—	104,094	—	—	—	—	—	104,094
Compensation expense on option awards issued to non-employees-4Q10	—	—	—	—	—	—	27,507	—	—	—	—	—	27,507
Preferred Stock Series A conversion	—	—	—	—	606,667	607	363,393	—	—	—	—	—	364,000

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	(12,931,531)	51,898	(12,879,633)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,879,633)

Balance 12/31/10 (Successor)	—	$—	—	$—	20,375,498	$20,376	$2,437,893	—	$—	$—	$(17,981,530)	$450,373	$(15,072,888)
The accompanying notes are an integral part of these consolidated financial statements.

												Accumulated
	Series A		Series B								Accumulated	Deficit
	Preferred Stock		Preferred Stock		Common Stock			Additional	Treasury Stock		Other	During		Total
	Number of		Number of		Number of		Subscription	Paid-In	Number of		Comprehensive	Development	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Shares	Amount	Income (Loss)	Stage	Interest	(Deficit)
Compensation expense on shares issued to management — 1Q11	—	$—	—	$—	—	$—	$—	$18,000	—	$—	$—	$—	$—	$18,000
Compensation expense on option awards issued to directors/employees-1Q11	—	—	—	—	—	—	—	995,551	—	—	—	—	—	995,551
Compensation expense on option awards issued to non-employees-1Q11	—	—	—	—	—	—	—	38,203	—	—	—	—	—	38,203
Preferred Stock warrants exercised - 1Q11	—	—	—	—	289,599	289	—	241,542	—	—	—	—	—	241,831
Preferred Stock Series A and B converted - 1Q11	—	—	—	—	3,894,000	3,894	—	323,919	—	—	—	—	—	327,813
Compensation expense on shares issued to management — 2Q11	—	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q11	—	—	—	—	—	—	—	1,082,503	—	—	—	—	—	1,082,503
Compensation expense on option awards issued to non-employees-2Q11	—	—	—	—	—	—	—	250,473	—	—	—	—	—	250,473
Preferred Stock warrants exercised — 2Q11	—	—	—	—	7,230,103	7,230	—	6,065,727	—	—	—	—	—	6,072,957
Preferred Stock Series A, B and D converted - 2Q11	—	—	—	—	11,554,000	11,554	—	4,546,768	—	—	—	—	—	4,558,322
Issuance of 1.9 million shares of common stock and 0.2 warrants in June 2011, net of issuance costs of $0.1 million	—	—	—	—	1,908,889	1,909	—	1,578,651	—	—	—	—	—	1,580,560
Stock option exercise	—	—	—	—	246,141	246	—	(246)	—	—	—	—	—	—
Compensation expense on shares issued to management — 3Q11	—	—	—	—	—	—	—	12,000	—	—	—	—	—	12,000
Compensation expense on option awards issued to directors/employees/consultants-3Q11	—	—	—	—	—	—	—	225,235	—	—	—	—	—	225,235
Preferred Stock warrants exercised — 3Q11	—	—	—	—	890,564	891	—	944,485	—	—	—	—	—	945,376
Preferred Stock Series A, B and D converted - 3Q11	—	—	—	—	7,480,000	7,480	—	3,546,584	—	—	—	—	—	3,554,064
Issuance of 41.4 million shares of common stock and 15.7 warrants in August 2011, net of issuance costs of $1.6 million	—	—	—	—	41,409,461	41,409	(2,038,733)	21,096,029	—	—	—	—	—	19,098,705

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,293,605)	40,743	(20,252,862)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,252,862)

Balance 9/30/11 (Successor)	—	$—	—	$—	95,278,255	$95,278	$(2,038,733)	$43,421,317	—	$—	$—	$(38,275,135)	$491,116	$3,693,843

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Successor	Successor	Successor	Predecessor
			Cumulative
			period from	Cumulative
			September 1,	period from
	For the nine	For the nine	2009 (date of	December 31,
	months ended	months ended	inception) to	1995 (date of
	September 30,	September 30,	September 30,	inception) to
	2011	2010	2011	August 31, 2009
Cash flows from operating activities:
Net loss attributable to Fibrocell Science, Inc. common shareholders	$(20,293,605)	$(8,281,245)	$(38,275,135)	$(115,322,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Reorganization items, net	—	—	72,477	(74,648,976)
Expense related to equity awards and issuance of stock	2,639,965	842,940	4,513,724	10,608,999
Warrant income	(814,676)	(1,560,757)	(30,360)	—
Derivative revaluation expense	5,865,710	—	5,865,710	—
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	75,702	5,612	83,787	9,091,990
Provision for doubtful accounts	(14,766)	(12,839)	(69,203)	337,810
Provision for excessive and/or obsolete inventory	(23,654)	(51,165)	(72,356)	259,427
Amortization of debt issue costs	—	—	—	4,107,067
Amortization of debt discounts on investments	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	—	17,668,477
Foreign exchange gain on substantial liquidation of foreign entity	(3,110)	(3,031)	(10,796)	(2,256,408)
Net (loss) income attributable to noncontrolling interest	40,743	37,247	108,134	(1,799,523)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in accounts receivable	10,239	3,783	81,469	(91,496)
Decrease (increase) in other receivables	3,981	(105)	4,688	218,978
Decrease (increase) in inventory	(33,339)	69,086	25,043	(455,282)
Decrease (increase) in prepaid expenses	(816,928)	(37,812)	(1,019,034)	34,341
Decrease in other assets	—	—	4,120	71,000
Increase (decrease) in accounts payable	(45,910)	828,353	912,814	57,648
Increase in accrued expenses, liabilities subject to compromise and other liabilities	1,118,057	1,228,707	1,948,403	3,311,552
Increase (decrease) in deferred revenue	12,500	—	12,500	(50,096)

Net cash used in operating activities	(12,279,091)	(6,931,226)	(25,844,015)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	—	(2,016,520)
Purchase of property and equipment	(786,441)	(29,675)	(816,115)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	—	6,542,434
Purchase of investments	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	153,507,000

Net cash used in investing activities	(786,441)	(29,675)	(816,115)	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	(3,746,193)
Proceeds from notes payable to shareholders, net	—	—	—	135,667

Proceeds from the issuance of redeemable preferred stock series A, net	—	—	2,870,000	12,931,800
Proceeds from the issuance of redeemable preferred stock series B, net	193,200	2,388,168	4,212,770	—
Deposit received for issuance of shares in October 2010	—	130,000	—	—
Proceeds from the issuance of redeemable preferred stock series D, net	5,642,780	—	7,152,180	—
Proceeds from the exercise of warrants	2,418,646	—	2,418,646	—
Proceeds from the issuance of common stock, net	20,679,265	3,469,400	25,948,665	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	—	—	(360,872)
Proceeds from secured loan	—	—	—	500,471
Proceeds from debtor-in-possession loan	—	—	—	2,750,000
Payments on insurance loan	(56,911)	(47,795)	(142,485)	(79,319)
Principal payments on 12.5% note payable	(1,283,321)	—	(1,283,321)	—
Cash dividends paid on preferred stock	(559,229)	(139,750)	(698,979)	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	—	(26,024,280)

Net cash provided by financing activities	27,034,430	5,800,023	40,477,476	170,137,276

Effect of exchange rate changes on cash balances	3,756	3,473	12,770	(36,391)
Net increase (decrease) in cash and cash equivalents	13,972,654	(1,157,405)	13,830,116	1,010,276

	Successor	Successor	Successor	Predecessor
			Cumulative
			period from	Cumulative
			September 1,	period from
	For the nine	For the nine	2009 (date of	December 31,
	months ended	months ended	inception) to	1995 (date of
	September 30,	September 30,	September 30,	inception) to
	2011	2010	2011	August 31, 2009
Cash and cash equivalents, beginning of period	867,738	1,362,488	1,010,276	—

Cash and cash equivalents, end of period	$14,840,392	$205,083	$14,840,392	$1,010,276

Supplemental disclosures of cash flow information:
Successor/Predecessor cash paid for interest	$435,096	$—	$435,096	$12,715,283

Successor cash paid for dividends	559,229	139,750	698,979	—

Non-cash investing and financing activities:
Predecessor deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$—	$11,423,824

Predecessor preferred stock dividend	—	—	—	1,589,861

Successor accrued preferred stock dividend	431,679	85,183	431,679	—

Predecessor uncompensated contribution of services	—	—	—	755,556

Predecessor common stock issued for intangible assets	—	—	—	540,000

Predecessor common stock issued in connection with conversion of debt	—	—	—	10,814,000

Predecessor equipment acquired through capital lease	—	—	—	167,154

Successor/Predecessor financing of insurance premiums	—	—	178,582	87,623

Successor issuance of notes payable	—	—	—	6,000,060

Successor common stock issued in connection with reorganization	—	—	—	5,472,000

Successor intangible assets	—	—	—	6,340,656

Successor deferred tax liability in connection with fresh-start	—	—	—	2,500,000

Elimination of Predecessor common stock and fresh-start adjustment	—	—	—	14,780,320

Successor subscription receivable	2,038,733	792,000	2,038,733	—

Successor accrued warrant liability	4,994,307	5,579,319	12,381,509	—

Successor conversion of preferred stock Series A balance into common stock	1,202,989	—	1,202,989	—

Successor conversion of preferred stock derivative balance into common stock	7,237,210	—	7,601,210	—

Successor exercise of warrants	4,841,519	—	4,841,519	—

Successor accrued derivative liability	308,060	—	2,428,420	—

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
The Company is an aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. The Company’s clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burns with a patient’s own, or autologous, fibroblast cells produced in the Company’s proprietary Fibrocell Process. The Company’s lead product, LAVIV™ (LAVIV), is the first and only personalized aesthetic cell therapy approved by the FDA for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults. The Company also markets an advanced skin care line with broad application in core target markets through its consolidated subsidiary, Agera. The Company owns 57% of the outstanding shares of Agera.
Note 2—Development-Stage Risks and Liquidity
The Company has been primarily engaged in developing its initial product technology, and the Successor has incurred losses since inception and has a deficit accumulated during the development stage of $38,275,135 as of September 30, 2011. The Company anticipates incurring additional losses until such time, that it can generate significant sales of recently approved FDA product, LAVIV. As of September 30, 2011, the Company received $19.1 million, net of fees, with $2.0 million subscription receivable outstanding related to the August 2011 private placement. Subsequent to September 30, 2011, the Company has received an additional amount of $1.5 million, leaving a balance of $0.5 million due.
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
Inventory
Inventories are determined at the lower of cost or market value with cost determined under specific identification and on the first-in-first-out method. Inventories consist of raw materials and finished goods. We began capitalizing raw material inventory in August 2011 in preparation for our LAVIV product launch. Costs incurred prior to August 2011 have been recorded as research and development expense in our statement of operations.
Income (loss) per share data
Basic income (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted income per share (“Diluted EPS’) also gives effect to the dilutive effect of stock options, warrants, restricted stock and convertible preferred stock calculated based on the treasury stock method. The following table presents computations of net income (loss) per share.

	For the three months		For the nine months ended
	ended September 30,		September 30,
	2011	2010	2011	2010
Numerator for basic and diluted net income (loss) per share-net income (loss) attributable to common shareholders	$6,916,857	$(1,821,905)	$(20,293,605)	$(8,281,245)

Denominator for basic net income (loss) per share-net income (loss) attributable to common shareholders	69,863,597	19,557,842	51,219,473	18,291,301

Effect of dilutive securities:
Convertible preferred stock	7,682,000	—	—	—
Warrants	6,126,194	—	—	—

Diluted potential common shares	13,808,194	—	—	—

Denominator for diluted net income (loss) per share-net income (loss) attributable to common shareholders	83,671,791	19,557,842	51,219,473	18,291,301

Basic net income (loss) attributable to common shareholders per common share	$0.10	$(0.09))	$(0.40)	$(0.45)

Diluted net income (loss) attributable to common shareholders per common share	$0.08	$(0.09))	$(0.40)	$(0.45)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of September 30, 2011 and 2010, as they would be anti-dilutive:

	For the three months		For the nine months ended
	ended September 30,		September 30,
	2011	2010	2011	2010
Shares of convertible preferred stock	—	9,058,333	7,682,000	9,058,333
Shares underlying options outstanding	13,655,000	5,677,000	13,655,000	5,677,000
Shares underlying warrants outstanding	14,646,021	18,218,146	49,135,602	18,218,146
Unvested restricted stock	—	150,000	—	150,000

Recent Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.
Note 4—Inventory
Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$165,159	$129,863
Finished goods	150,772	129,076

Total	$315,931	$258,939

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
The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at September 30, 2011
Assets
Cash and cash equivalents	$14,840,392	$—	$—	$14,840,392

Liabilities
Warrant liability	$—	$—	$7,509,630	$7,509,630
Derivative liability	—	—	1,056,920	1,056,920

Total	$—	$—	$8,566,550	$8,566,550

	Fair value measurement using
		Significant	Significant
	Quoted prices in	other	unobservable
	active markets	observable	inputs
	(Level 1)	inputs (Level 2)	(Level 3)	Total
Balance at December 31, 2010
Assets
Cash and cash equivalents	$867,738	$—	$—	$867,738

Liabilities
Warrant liability	$—	$—	$8,171,518	$8,171,518
Derivative liability	—	—	2,120,360	2,120,360

Total	$—	$—	$10,291,878	$10,291,878

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant
Liability
Balance at December 31, 2010	$8,171,518
Issuance of additional warrants	4,994,307
Exercise of warrants	(4,841,519)
Change in fair value of warrant liability	(814,676)

Balance at September 30, 2011	$7,509,630

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 9 for further discussion of the warrant liability.
The reconciliation of derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative
Liability
Balance at December 31, 2010	$2,120,360
Issuance of additional preferred stock and other	308,060
Conversion of preferred stock	(7,237,210)
Change in fair value of derivative liability	5,865,710

Balance at September 30, 2011	$1,056,920

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 8 for further discussion of the derivative liability.

Note 6—Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2011	2010
Accrued professional fees	$622,517	$413,384
Accrued compensation	73,996	7,076
Dividend on preferred stock payable	63,867	191,417
License fee	584,000	—
Accrued other	103,595	177,605

Total	$1,447,975	$789,482

Note 7—Debt
Since the Company consummated a single offering of at least $10 million in August 2011, certain note holders were entitled to a mandatory redemption of the outstanding principal plus any interest payable in cash within three business days of the consummation. Approximately 21% of the original note of $6.0 million had a mandatory redemption requirement. Approximately $1.7 million including interest was paid in the third quarter after consummation of the offering. The remaining note holders signed amendments to their notes raising the mandatory redemption for a single offering or a series of offerings within a six-month period from $10 million to $30 million. The promissory note is due June 2012.
Total debt is comprised of the following:

	September 30,	December 31,
	2011	2010
Current debt	$6,394,532	$56,911

Total current debt	6,394,532	56,911
Long-term debt	—	7,290,881

Total debt	$6,394,532	$7,347,792

Note 8-Equity
Common Stock Private Placements
On August 3, 2011, the Company entered into agreements with certain accredited investors, pursuant to which the Company agreed to sell to the purchasers an aggregate of 41,409,461 shares of Company common stock at a purchase price of $0.55 per share in a private placement. Each purchaser also received a warrant to purchase 0.35 shares of common stock for every share of common stock acquired in the offering with an exercise price of $0.75 per share and a term of 5 years from issuance. The warrants are callable by the Company if the common stock trades over $1.75 for 20 consecutive trading days at any time after the shares underlying the warrants are registered or eligible for resale pursuant to Rule 144. The aggregate purchase price paid by the purchasers at closing for the common stock and the warrants was $22.8 million. As of September 30, 2011, there was a subscription receivable of $2.0 million of which $1.5 million was received subsequent to September 30, 2011. The placement agents for the transaction received cash compensation of $1.6 million and warrants to purchase 1,252,761 shares of Company common stock at an exercise price of $0.5454 and fair value of $440,330. Issuance costs of $1.6 million were netted against the gross proceeds.
On June 16, 2011, the Company completed a private placement, pursuant to which it sold an aggregate of 1,908,889 shares of Company common stock to eight accredited investors for an aggregate purchase price of $1,718,000. The placement agent for the transaction received cash compensation of $137,440 and warrants to purchase 152,711 shares of Company common stock at an exercise price of $0.90 per share.
Redeemable Preferred stock
On May 24, 2011, the Company sent a mandatory conversion notice to the holders of its outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Preferred Stock”). Pursuant to the notice, each holder of Preferred Stock was notified that since the volume weighted average price of the Company’s common stock had exceeded 200% of the then effective conversion price of the Preferred Stock for twenty consecutive trading days; the Company was permitted to force the conversion of the Preferred Stock into Company common stock. The conversion was effective on July 7, 2011; provided that holders of Preferred Stock had the right to voluntarily convert their shares of Preferred Stock prior to such date.

The Company records accrued dividends at a rate of 6% per annum on the Series A, Series B and Series D Preferred. As of September 30, 2011, $63,867 was accrued for dividends payable. The Company paid cash of $254,846 and $559,229 during the three and nine months ended September 30, 2011, respectively.
Preferred Stock Series D
On January 21 and 28, February 9 and March 1, 2011, the Company completed a private placement of securities of Series D Preferred and warrants. Each of the foregoing securities are subject to the “down-round” protection and if at any time while the Series D Preferred or warrants are outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents at an effective price per share that is lower than the then conversion price of the Series D Preferred (“Conversion Price”) or the exercise price of the warrants, then the conversion price and exercise price will be reduced to equal the lower price. The preferred stock has been classified by the Company within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) because any holder of Series D Preferred may require the Company to redeem all of its Series D Preferred in the event of a triggering event which is outside of the control of the Company.
Conversion option of Redeemable Preferred stock
The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred has been recorded as a derivative liability under ASC 815, Derivatives and Hedging, (“ASC 815”) in the consolidated balance sheet as of September 30, 2011 and December 31, 2010. As of September 30, 2011 the derivative liability was re-measured resulting in income of $2,316,428 for the three months ended September 30, 2011 and expense of $5,865,710 for the nine months ended September 30, 2011 in our statement of operations. The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability and re-measure on the Company’s reporting dates until the preferred stock is converted into common stock.
The fair market value of the derivative liability was computed using the Black-Scholes option-pricing model with the following weighted average assumptions as of the dates indicated:

	September 30, 2011	December 31, 2010
Expected life (years)	1.4 years	1.6 years
Interest rate	0.3%	1.3%
Dividend yield	—	—
Volatility	61%	63%
Note 9 — Warrants
We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with ASC 815 if the stock warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

The following table summarizes outstanding warrants to purchase Common Stock as of September 30, 2011:

				Warrant liability
	Number of	Exercise		Balance as of
	Warrants	Price	Expiration Dates	September 30, 2011
Liability-classified warrants
Issued in Series A Preferred Stock offering	3,256,492	$0.50	Oct. 2014	$645,762
Issued in March 2010 offering	4,917,602	0.50	Mar. 2015	1,031,574
Issued in Series B Preferred Stock offering	9,616,086	0.50	Jul.-Nov. 2015	2,146,514
Issued in Series D Preferred Stock offering	15,446,640	0.50	Dec. 2015-Mar. 2016	3,685,780

	33,236,820			$7,509,630

Equity-classified warrants
Issued in June 2011 equity financing	152,711	$0.90	June 2016
Issued to placement agents in August 2011 equity financing	1,252,761	0.5454	August 2016
Issued in August 2011 equity financing	14,493,310	0.75	August 2016

	15,898,782

Total	49,135,602

There were 890,564 and 4,837,291 warrants exercised for the three and nine months ended September 30, 2011 which resulted in receipts of $445,282 and $2,418,646, respectively, and the issuance of 890,564 and 4,837,291 shares of common stock. In addition, there were no cashless warrants and 6,387,235 cashless warrants exercised for the three and nine months ended September 30, 2011, respectively, which resulted in the issuance of zero and 3,572,971 shares of common stock for the three and nine months ended September 30, 2011, respectively.
Liability-classified Warrants
Series D Preferred Stock Warrants and Placement Agent Warrants
In connection with the Series D Convertible Preferred Stock transaction, the Company issued 12,268,000 warrants at an exercise price of $0.50 per share and 981,440 placement agent warrants at an exercise price of $0.50 per share during the first quarter of 2011. The warrants are liability classified since they have “down-round” price protection and they are re-measured on the Company’s reporting dates. The weighted average fair market value of the warrants, at the date of issuance, granted to the accredited investors and placement agents, based on the Black-Scholes option-pricing model, is estimated to be $0.45 per warrant.
The fair market value of the liability-classified warrants was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions as of the dates indicated:

	September 30,	December 31,
	2011	2010
Expected life (years)	4.3 years	4.7 years
Interest rate	0.7%	1.8%
Dividend yield	—	—
Volatility	61%	63%
All liability-classified warrants have an exercise price of $0.50 per share as a result of the December 2010 Series D Preferred Stock financing transaction.

Equity-classified Warrants
In connection with the private placement transaction on August 3, 2011, the Company issued warrants to purchase 14,493,310 shares of the Company common stock to certain accredited investors with an exercise price of $0.75 per share and a term of 5 years from issuance. The warrants are callable by the Company if the common stock trades over $1.75 for 20 consecutive trading days. The placement agents for the transaction received warrants to purchase 1,252,761 shares of Company common stock at an exercise price of $0.5454. The Company determined the average fair value of the warrants as of the date of the grant was $0.31 per share utilizing the Black-Scholes option pricing model. In estimating the fair value of the warrants, the Company utilized the following inputs: closing price per share of common stock of $0.63, volatility of 61.4%, expected term of 5 years, risk-free interest rate of 1.25% and dividend yield of zero.
On June 16, 2011, the Company completed a private placement and issued warrants to the placement agents in the private placement to purchase 152,711 shares of Company common stock at an exercise price of $0.90 per share. The Company determined the fair value of the warrants as of the date of the grant was $0.62 per share utilizing the Black-Scholes option pricing model. In estimating the fair value of the warrants, the Company utilized the following inputs: closing price per share of common stock of $1.08, volatility of 61.6%, expected term of 5 years, risk-free interest rate of 1.52% and dividend yield of zero.
Note 10—Stock-based Compensation
Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

	Three months ended
	September 30,	September 30,
	2011	2010
Stock option compensation expense for employees and directors	$225,235	$183,231
Restricted stock expense	12,000	18,000
Equity awards for nonemployees issued for services	—	7,724

Total stock-based compensation expense	$237,235	$208,955

	Nine months ended
	September 30,	September 30,
	2011	2010
Stock option compensation expense for employees and directors	$2,303,289	$729,619
Restricted stock expense	48,000	54,000
Equity awards for nonemployees issued for services	288,676	59,321

Total stock-based compensation expense	$2,639,965	$842,940

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Number of	exercise	term (in	intrinsic
	shares	price	years)	value

Outstanding at December 31, 2010	5,677,000	$0.86	7.46	$—
Granted	9,598,000	$0.72
Exercised	(600,000)	$0.75
Forfeited	(1,020,000)	$0.77

Outstanding at September 30, 2011	13,655,000	$0.77	8.59	$600

Exercisable at September 30, 2011	8,390,642	$0.79	8.19	$—

The total fair value of shares vested during the nine months ended September 30, 2011 was $3.8 million. As of September 30, 2011, there was $1.9 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.6 years. As of September 30, 2011, there was approximately $0.1 million of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.
During the three months ended September 30, 2011 and 2010, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.36 and $0.34, respectively. The fair market value of the options was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions for the three months ended as of the dates indicated:

	September 30,	September 30,
	2011	2010
Expected life (years)	6.0 years	4.9 years
Interest rate	2.4%	1.5%
Dividend yield	—	—
Volatility	61%	63%
There were 600,000 cashless stock options exercised during the year ended September 30, 2011, which resulted in the issuance of 246,141 shares of common stock.
Note 11—Segment Information and Geographical information
The Company has two reportable segments: Fibrocell Therapy and Agera. The Fibrocell Therapy segment specializes in the development and commercialization of autologous cellular therapies for soft tissue regeneration. The Agera segment maintains proprietary rights to a scientifically-based advanced line of skincare products. There is no intersegment revenue. The following table provides operating financial information for the continuing operations of the Company’s two reportable segments:
Three Months Ended September 30, 2011

	Segment
	Fibrocell
	Therapy	Agera	Consolidated
Total operating revenue	$—	$159,400	$159,400
Depreciation and amortization expense	63,112	—	63,112
Segment income (loss) from continuing operations	$6,959,721	$(37,809)	$6,921,912

Nine Months Ended September 30, 2011

	Segment
	Fibrocell
	Therapy	Agera	Consolidated
Total operating revenue	$—	$621,310	$621,310
Depreciation and amortization expense	75,702	—	75,702
Segment income (loss) from continuing operations	$(20,245,651)	$21,852	$(20,223,799)

Three Months Ended September 30, 2010

	Segment
	Fibrocell
	Therapy	Agera	Consolidated
Total operating revenue	$—	$243,677	$243,677
Depreciation and amortization expense	2,472	—	2,472
Segment income (loss) from continuing operations	$(1,816,681)	$24,210	$(1,792,471)

Nine Months Ended September 30, 2010

	Segment
	Fibrocell
	Therapy	Agera	Consolidated
Total operating revenue	$—	$716,809	$716,809
Depreciation and amortization expense	5,612	—	5,612
Segment income (loss) from continuing operations	$(8,219,599)	$13,722	$(8,205,877)

Geographical information concerning the Company’s revenue is as follows:

	Revenue
	Three months ended	Three months ended
	September 30, 2011	September 30, 2010
United States	$47,454	$54,367
United Kingdom	123,786	181,931
Other	(11,840)	7,379

Total	$159,400	$243,677

	Revenue
	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
United States.	$142,926	$176,215
United Kingdom	389,359	472,721
Other	89,025	67,873

Total	$621,310	$716,809

During the three months ended September 30, 2011, revenue from one foreign customer and one domestic customer represented 78% and 20% of consolidated revenue, respectively. During the three months ended September 30, 2010, revenue from one foreign customer and one domestic customer represented 75% and 15% of consolidated revenue, respectively.
During the nine months ended September 30, 2011, revenue from one foreign customer and one domestic customer represented 63% and 16% of consolidated revenue, respectively. During the nine months ended September 30, 2010, revenue from one foreign customer and one domestic customer represented 73% and 17% of consolidated revenue, respectively.
As of September 30, 2011 and December 31, 2010, one foreign customer represented 66% and 88%, respectively, of accounts receivable, net.

	Segment
	Fibrocell
Segment assets:	Therapy	Agera	Consolidated
September 30, 2011	$23,261,939	$574,079	$23,836,018
December 31, 2010	7,681,502	596,643	8,278,145
Note 12—Subsequent Events
The Company announced on October 3, 2011, that it has begun the launch of LAVIV in major metropolitan areas throughout the U.S. LAVIV was recently named a 2011 Allure Best of Beauty Award winner in the magazine’s annual cover story (October 2011 issue).
Subsequent to September 30, 2011, the Company received an additional $1.5 million, leaving a balance of $0.5 million due from the August private placement.

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
•	our ability to finance our business and continue in operations;

•	our ability to commercialize and sell our recently approved FDA product, LAVIV™ (LAVIV);

•
our ability to decrease our manufacturing costs for LAVIV and other product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;

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

•
our ability to develop autologous cellular therapies that have specific applications in cosmetic dermatology, and our ability to explore (and possibly develop) applications for acne scars, burn scars, periodontal disease, reconstructive dentistry, and other health-related markets;

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
Our lead product, LAVIV (United States adopted name, or USAN, is azficel-T), is the first and only personalized aesthetic cell therapy approved by the FDA for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults.
During 2009 we completed a Phase II/III study for the treatment of acne scars. We announced on November 3, 2011, that the first scientific presentation of data demonstrating the efficacy of LAVIV (azficel-T) in treating moderate-to-severe depressed acne scars was presented at the American Society for Dermatologic Surgery (ASDS) annual meeting in Washington, D.C. During 2008 we completed our open-label Phase II study related to full face rejuvenation.
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
Results of Operations
Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010
Revenue and Cost of Sales. Revenue and cost of sales for the three months ended September 30, 2011 and 2010 were comprised of the following:

	Three months ended		Increase
	September 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Total revenue	$159	$244	$(85)	(35)%
Cost of sales	96	119	(23)	(19)%

Gross profit	$63	$125	$(62)	(50)%

The revenue for Agera decreased less than $0.1 million to $0.2 million for the three months ended September 30, 2011, as compared to $0.2 million for the three months ended September 30, 2010. As a percentage of revenue, Agera’s cost of sales were approximately 61% for the three months ended September 30, 2011 and 49% for the three months ended September 30, 2010. Cost of sales as a percentage of revenue was higher for the three months ended September 30, 2011 due to a write down of inventories in September 2011.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2011 and 2010 were comprised of the following:

	Three months ended		Increase
	September 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Compensation and related expense	$798	$605	$193	32%
External services — consulting	135	271	(136)	(50)%
Marketing expense	1,572	7	1,565	22,357%
License fees	598	6	592	9,867%
Facilities and related expense and other	818	694	124	18%

Total selling, general and administrative expense	$3,921	$1,583	$2,338	148%

Selling, general and administrative expense increased $2.3 million to $3.9 million for the three months ended September 30, 2011 as compared to $1.6 million for the three months ended September 30, 2010. The increase is due primarily to an increase in marketing expense of $1.6 million in preparation of the launch of LAVIV, an increase in license fees of $0.6 million for FDA product and establishment fees and an increase of $0.1 million in office costs.
Research and Development Expense. Research and development expense for the three months ended September 30, 2011 and 2010 were comprised of the following:

	Three months ended		Increase
	September 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Compensation and related expense	$494	$426	$68	16%
External services — consulting	497	527	(30)	(6)%
Lab costs and related expense	381	206	175	85%
Facilities and related expense and other	521	228	293	129%

Total research and development expense	$1,893	$1,387	$506	36%

Research and development expense increased $0.5 million to $1.9 million for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010. The increase is due primarily to a $0.2 million increase in lab supplies, a $0.2 million increase in contract labor and a $0.1 million increase in depreciation. Research and development costs are composed primarily of quality and manufacturing costs in connection with LAVIV which was recently approved by the FDA. As we begin selling LAVIV these costs will appear as cost of goods sold on the statements of operations. There are also other costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs.
Interest Income (Expense). Interest expense for the three months ended September 30, 2011 increased by approximately $0.1 million, or 25%, from the three months ended September 30, 2010. Our interest expense for the period is related to the notes we issued in connection with our bankruptcy plan. Pursuant to the terms of the notes we have been accreting the interest due to the principal on the notes at the rate of 15% per annum.

Change in Revaluation of Warrant and Derivative Liability. During the three months ended September 30, 2011, we recorded non-cash income of $10.6 million and $2.3 million for warrant income and derivative revaluation income, respectively, in our statements of operations due to a decrease in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. This decrease in fair value was primarily due to a decrease in the price per share of our common stock on September 30, 2011 as compared to June 30, 2011. During the three months ended September 30, 2010, we recorded non-cash income of $1.3 million for warrant income in our statements of operations due to a decrease in the fair value of the warrant liability for warrants to purchase preferred stock that were liability-classified.
Net income/(loss) attributable to common shareholders. Net income attributable to common shareholders increased approximately $8.7 million to a net income of $6.9 million for the three months ended September 30, 2011, as compared to a net loss of $1.8 million for the three months ended September 30, 2010 primarily due to a decrease in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings, offset by an increase in operating expenses related to the LAVIV product approval in June 2011 and product launch in October 2011.
Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010
Revenue and Cost of Sales. Revenue and cost of sales for the nine months ended September 30, 2011 and 2010 were comprised of the following:

	Nine months ended		Increase
	September 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Total revenue	$621	$717	$(96)	(13)%
Cost of sales	320	395	(75)	(19)%

Gross profit	$301	$322	$(21)	(7)%

The revenue for Agera decreased $0.1 million to $0.6 million for the nine months ended September 30, 2011 as compared to $0.7 million for the nine months ended September 30, 2010. As a percentage of revenue, Agera cost of sales were approximately 52% for the nine months ended September 30, 2011 and 55% for the nine months ended September 30, 2010. Cost of sales as a percentage of revenue was higher for the nine months ended September 30, 2010 due to a write down of inventories.
Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2011 and 2010 were comprised of the following:

	Nine months ended		Increase
	September 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Compensation and related expense	$3,792	$2,328	$1,464	63%
External services — consulting	530	723	(193)	(27)%
Marketing expense	2,319	146	2,173	1,488%
License fees	639	17	622	3,659%
Facilities and related expense and other	2,261	2,211	50	2%

Total selling, general and administrative expense	$9,541	$5,425	$4,116	76%

Selling, general and administrative expense increased $4.1 million to $9.5 million for the nine months ended September 30, 2011 as compared to $5.4 million for the nine months ended September 30, 2010. The increase consists of an increase in stock compensation expense of $1.7 million and an increase in salaries of $0.1 million, offset by a decrease of $0.3 million due primarily to no bonuses accrued in 2011. There was an increase in marketing expense of $2.2 million in preparation of the launch of LAVIV and an increase in license fees of $0.6 million for FDA product and establishment fees. Consulting fees decreased $0.2 million due to the hiring of key personnel.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2011 and 2010 were comprised of the following:

	Nine months ended		Increase
	September 30,		(Decrease)
	2011	2010	$000s	%
	(in thousands)
Compensation and related expense	$1,489	$1,196	$293	25%
External services — consulting	1,540	1,540	0	0%
Lab costs and related expense	1,137	657	480	73%
Facilities and related expense	945	661	284	43%

Total research and development expense	$5,111	$4,054	$1,057	26%

Research and development expense increased $1.0 million to $5.1 million for the nine months ended September 30, 2011 as compared to $4.1 million for the nine months ended September 30, 2010. The increase is primarily due to an increase of $0.3 million in compensation and related expense, an increase of $0.5 million for lab costs and $0.2 million for contract labor as the Company prepares for the launch of the product LAVIV. Research and development costs are composed primarily of quality and manufacturing costs in connection with LAVIV which was recently approved by the FDA. As we begin selling LAVIV these costs will appear as cost of goods sold on the statements of operations. There are also other costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception (December 28, 1995) to date cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of September 30, 2011, for the Successor Company was $12.4 million.
Interest Income (Expense). Interest expense for the nine months ended September 30, 2011 increased by $0.2 million, or 34%, from the nine months ended September 30, 2010. Our interest expense for the period is related to the notes we issued in connection with our bankruptcy plan. Pursuant to the terms of the notes we have been accreting the interest due to the principal on the notes at the rate of 15% per annum.
Change in Revaluation of Warrant and Derivative Liability. During the nine months ended September 30, 2011, we recorded non-cash income of $0.8 million and a non-cash loss of $5.9 million for warrant income and derivative revaluation expense, respectively, in our statements of operations due to an decrease in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. This decrease in fair value was primarily due to a decrease in the price per share of our common stock on September 30, 2011 as compared to December 31, 2010. During the nine months ended September 30, 2010, we recorded non-cash income of $1.6 million for warrant expense in our statements of operations due to an decrease in the fair value of the warrant liability for warrants to purchase preferred stock that were liability-classified.
Net loss attributable to common shareholders. Net loss attributable to common shareholders decreased approximately $12.0 million to a net loss of $20.3 million for the nine months ended September 30, 2011, as compared to a net loss of $8.3 million for the nine months ended September 30, 2010 primarily due to a decrease in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings, offset by an increase in operating expenses related to the LAVIV product approval in June 2011 and product launch in October 2011, as well as the other items discussed above.

Liquidity and Capital Resources
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(12,279)	$(6,931)
Investing activities	(786)	(30)
Financing activities	27,034	5,800
Operating Activities. Cash used in operating activities during the nine months ended September 30, 2011 amounted to $12.3 million, an increase of $5.3 million over the nine months ended September 30, 2010. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $3.5 million, in addition to operating cash outflows from changes in operating assets and liabilities.
Investing Activities. Cash used in investing activities during the nine months ended September 30, 2011 amounted to $0.8 million due to the purchase of property and equipment for the lab facility in Exton, Pennsylvania in preparation of the launch.
Financing Activities. There were $27.0 million cash proceeds received from financing activities during the nine months ended September 30, 2011, as compared to $5.8 million received from financing activities during the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, we raised cash of $28.9 million and $6.0 million, respectively from the issuance of common stock, preferred stock and warrants, offset by principal debt payments of $1.3 million and dividend payments of $0.6 million.
Working Capital
As of September 30, 2011, we had cash and cash equivalents of $14.8 million and working capital of $7.9 million. On August 3, 2011, the Company entered into agreements to raise $22.8 million in a private placement. As of September 30, 2011, the Company received $19.1 million, net of fees, with $2.0 million subscription receivable outstanding related to the August 2011 private placement. Subsequent to September 30, 2011, the Company has received an additional amount of $1.5 million, leaving a balance of $0.5 million due.
Debt
Since the Company consummated a single offering of at least $10 million in August 2011, certain note holders were entitled to a mandatory redemption of the outstanding principal plus any interest payable in cash within three business days of the consummation. Approximately 21% of the original notes of $6.0 million had a mandatory redemption requirement. Approximately $1.7 million including interest was paid in the third quarter after consummation of the offering. The remaining note holders signed amendments to their notes raising the mandatory redemption for a single offering or a series of offerings within a six-month period from $10 million to $30 million. The promissory notes are due June 2012.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.
Foreign Exchange Rate Risk
We do not believe that we have significant foreign exchange rate risk at September 30, 2011.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All information regarding the financings we completed during the three months ended September 30, 2011, have been previously disclosed in current reports we have filed on Form 8-K.
Item 3. Defaults Upon Senior Securities.
None
Item 4. (Removed and Reserved)
Item 5. Other Information.
None
Item 6. Exhibits
(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
4.1	Form of Common Stock Purchase Warrant issued in August 2011 financing (incorporated by reference to Exhibit 4.1 to the Form 8-K filed August 4, 2011)

10.1	Securities Purchase Agreement dated August 3, 2011 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed August 4, 2011)

10.2	Registration Rights Agreement dated August 3, 2011 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed August 4, 2011)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fibrocell Science, Inc.

By:	/s/ Declan Daly Declan Daly
Chief Financial Officer
Date: November 14, 2011