Form 10-K
period 2011-12-31
Fibrocell Science, Inc.
filed 2012-03-30
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Common Stock, $.001 par value

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is shell company (as defined in the Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $39.1 million as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the OTC Bulletin Board on June 30, 2011. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2011 and (b) all directors of the registrant as of June 30, 2011.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 26, 2012, issuer had 96,078,253 shares issued and outstanding of common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2011, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

•

our ability to increase our manufacturing capacity and improve our manufacturing costs through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;

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

•	our ability to reduce our need for fetal bovine calf serum by improved use of less expensive media combinations and different media alternatives;

•	continued availability of supplies at satisfactory prices;

•	new entrance of competitive products or further penetration of existing products in our markets;

•	the effect on us from adverse publicity related to our products or the company itself;

•	any adverse claims relating to our intellectual property;

•	the adoption of new, or changes in, accounting principles;

•	our issuance of certain rights to our shareholders that may have anti-takeover effects; and

•	our dependence on physicians to correctly follow our established protocols for the safe administration of our product.

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

Our corporate headquarters is located at 405 Eagleview Boulevard, Exton, Pennsylvania 19341. Our phone number is (484) 713-6000. Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2011” mean the year ended December 31, 2011, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

We own or have rights to various copyrights, trademarks and trade names used in our business including but not limited to the following: Fibrocell Science, Fibrocell Therapy, Fibrocell Science Process, Agera and Agera Rx, (LAVIV et al). This report also includes other trademarks, service marks and trade names of other companies. Other trademarks and trade names appearing in this report are the property of the holder of such trademarks and trade names.

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

Item 1. Business

Overview

We are a cellular aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. Our approved and clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Fibrocell process.

We use our proprietary process to harvest autologous fibroblasts from a small skin punch biopsy from behind the ear with the use of a local anesthetic. We chose this location both because of limited exposure to the sun and to avoid creating a visible scar. The biopsy is then packed in a vial in a special shipping container and shipped to our laboratory where the fibroblast cells are released from the biopsy and initiated into our cell culture process where the cells proliferate until they reach the required cell count. The fibroblasts are then harvested, cryopreserved, tested by quality control and released by quality assurance prior to preparation of drug product. After wash and preparation of cells to formulate the drug product, additional quality testing is performed prior to release and distribution to the medical clinic. The number of cells and the frequency of injections may vary and will depend on the indication or application being studied.

Our lead product, LAVIV (United States adopted name, or USAN, is azficel-T), is the first and only personalized aesthetic cell therapy approved by the Food and Drug Administration (“FDA”) for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults. LAVIV offers patients their own living fibroblast cells in a personalized therapy designed to improve the appearance of wrinkles. Our clinical development programs encompass both aesthetic and therapeutic indications.

We believe that because LAVIV and our product candidates are autologous, the risk of an immunological or allergic response is low. With regard to the therapeutic markets, we believe that our product candidates may address an insufficiently met medical need for the treatment of each of restrictive burn scars, acne scars and vocal scarring. There are also numerous other potential areas of interest for our technology in the body. Certain of our product candidates are still in clinical development and, as such, benefits we expect to see associated with our product candidates may not be validated in our clinical trials. In addition, disadvantages of our product candidates may become known in the future.

Going Concern

We emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At December 31, 2011, we had cash and cash equivalents of approximately $10.8 million and working capital of $2.9 million.

As of March 26, 2012, we had cash and cash equivalents of approximately $4.7 million and our accounts payable and accrued expenses were approximately $1.6 million. In addition, the Company has approximately $7.0 million of outstanding debt which is due in June 2012. Our current monthly cash run-rate is approximately $2.2 million. We will need to access the capital markets in the near future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to us or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

Through December 31, 2011, we have been primarily engaged in developing our initial product technology. In the course of our development activities, we have sustained losses and expects such losses to continue through at least 2012. During the year ended December 31, 2011, we financed our operations primarily through our existing cash received from external equity financings, but as discussed above we now require additional financing. There is substantial doubt about our ability to continue as a going concern.

Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of us and the offering terms. Our ability to complete an offering is also dependent on the status of FDA regulatory milestones and our clinical trials. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

As a result of the conditions discussed above, and in accordance with GAAP, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent, among other things, upon our ability to secure additional adequate financing or capital in the near future. If we do not obtain additional funding, or do not anticipate additional funding, in the very near future, we will likely enter into bankruptcy and/or cease operations. Further, if we do raise additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. If we enter into bankruptcy, it is likely that our common stock and common stock equivalents will become worthless and our creditors, including preferred stock, will receive significantly less than what is owed to them.

Our Strategy

Our business strategy is focused on our unique autologous cellular platform. This strategy will be heavily dependent upon raising sufficient funds and/or enter relevant strategic partnerships. Our key areas of focus are as follows:

•

Firstly, aesthetics and dermatology is our first focus. In June 2011, our lead product, LAVIV (United States adopted name, or USAN, is azficel-T), became the first and only personalized aesthetic cell therapy approved by the FDA for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults and we are currently in the process of launching the product in the United States. Other possible aesthetic indications that we are considering pursuing include acne scarring, fine lines and wrinkles around the eyes and mouth, the décolletage and total facial treatment. We are developing a personalized topical cosmetic product consisting of a cream vehicle blended with the conditioned media extract from the cell culture of a customer’s own fibroblasts. The conditioned media used to promote fibroblast expansion contains protein extracts from the fibroblast cells produced in vitro. This media is collected from cell culture during routine feed and passage for use in formulation of the cosmetic product. Final formulation and distribution will be performed at Fibrocell’s Exton, PA manufacturing facility. At present, we are conducting characterization and safety testing in anticipation of launch in the third quarter, 2012.

•	Secondly, we plan to pursue in the future indications for burn scars and vocal scarring. Other potential areas of interest include wound healing and periodontal disease (recessive gum lines).

•

Thirdly, our long term vision is, in cooperation with UCLA, to biotransform autologous dermal fibroblasts to “factor free” IPSC cells capable of differentiation into multiple cell types for toxicological, research use and therapeutic areas.

Clinical Development Programs

Our product development programs are focused on the aesthetic and therapeutic markets. These programs are supported by a number of clinical trial programs at various stages of development.

Our aesthetics development programs include product candidates to treat acne scarring and to provide full-face rejuvenation that includes the improvement of fine lines, wrinkles, skin texture and appearance. Our therapeutic development programs are designed to treat restrictive burn scars and vocal scarring. All of our product candidates are non-surgical and minimally invasive. Although the discussions below may include estimates of when we expect trials to be completed, the prediction of when a clinical trial will be completed is subject to a number of factors and uncertainties. Also, please refer to Part I, Item 1A of our Form 10-K for the year ended December 31, 2011, for a discussion of certain of our risk factors related to our clinical development programs, as well as other risk factors related to our business.

Aesthetic Development Programs

Acne Scars – Phase II Trial: In November 2007, we commenced an acne scar Phase II study. This study included approximately 95 subjects. This placebo controlled trial was designed to evaluate the use of azficel-T to correct or improve the appearance of acne scars. Each subject served as their own control, receiving azficel-T on one side of their face and placebo on the other. The subjects received three treatments two weeks apart. The follow-up and evaluation period was completed four months after each subject’s last injection. In March 2009, we disclosed certain trial data results, which included statistically significant efficacy results for the treatment of moderate to severe acne scars. Compilation of safety data and data related to the validation of the study photo guide assessment scale discussed below is ongoing and is also subject to additional financing.

In connection with this acne scar program, we developed a photo guide for use in the evaluators’ assessment of acne study subjects. We had originally designed the acne scar clinical program as two randomized, double-blind, Phase III, placebo-controlled trials. However, our evaluator assessment scale and photo guide have not previously been utilized in a clinical trial. In November 2007, the FDA recommended that we consider conducting a Phase II study in order to address certain study issues, including additional validation related to our evaluator assessment scale. As such, we modified our clinical plans to initiate a single Phase II trial. This Phase II study, was powered to demonstrate efficacy, and has allowed for a closer assessment of the evaluator assessment scale and photo guide that is ongoing. We submitted on August 9, 2010, a clinical study report for its Phase II study of azficel-T for the treatment of moderate to severe acne scars to the FDA. We are currently in discussions with the FDA concerning the validation of the evaluator assessment scale and agreeing the path forward for the acne program. These steps will be subject to obtaining sufficient financial resources.

Full Face Rejuvenation—Phase II Open Label Trial: In March 2007, we commenced an open label (unblinded) trial of approximately 50 subjects. Injections of azficel-T began to be administered in July 2007. This trial was designed to further evaluate the safety and use of azficel-T to treat fine lines and wrinkles for the full face. Five investigators across the United States participated in this trial. The subjects received two series of injections approximately one month apart. In late December 2007, all 45 remaining subjects completed injections. The subjects were followed for twelve months following each subject’s last injection. Data results related to this trial were disclosed in August 2008, which included top line positive efficacy results related to this open label Phase II trial.

Additional safety data from this trial, collected through telephone calls placed to participating subjects twelve months from the date of their final study treatment, were submitted to the FDA on November 1, 2009. No changes to the safety profile of azficel-T were identified during our review of this data.

Facial cream: We are developing a personalized topical cosmetic product consisting of a cream vehicle blended with the conditioned media extract from the cell culture of a customer’s own fibroblasts. The conditioned media used to promote fibroblast expansion contains protein extracts from the fibroblast cells produced in vitro. This media is collected from cell culture during routine feed and passage for use in formulation of the cosmetic product. Final formulation and distribution will be performed at Fibrocell’s Exton, PA manufacturing facility. At present, we are conducting characterization and safety testing in anticipation of launch in the third quarter, 2012.

Therapeutic Development Programs

Restrictive Burn Scars—Phase II Trial: In January 2007, the Predecessor Company met with the FDA to discuss our clinical program for the use of azficel-T for restrictive burn scar patients. This Phase II trial would evaluate the use of azficel-T to improve range of motion, function and flexibility, among other parameters, in existing restrictive burn scars in approximately 20-30 patients. However, the Company delayed the screening and enrollment in this trial until such time as we raise sufficient additional financing and gather additional data regarding the burn scar market. The Company is currently finalizing a Phase II protocol for submission to the FDA. We expect this protocol to be finalized and submitted to the FDA in Q2 of 2012. The development of this program will be subject to obtaining sufficient financial resources.

Agera Skincare Systems

We market and sell a skin care product line through our majority-owned subsidiary, Agera Laboratories, Inc., which was acquired in August 2006. Agera offers a complete line of skincare systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology. These skincare products can be packaged to offer anti-aging, anti-pigmentary and acne treatment systems. Agera primarily markets its products in both the United States and Europe (primarily the United Kingdom).

Our Target Market Opportunities

Aesthetic Market Opportunity

LAVIV, is the first and only personalized aesthetic cell therapy approved by the FDA for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults and is, thus, directed primarily at the aesthetic market. Aesthetic procedures have traditionally been performed by dermatologists, plastic surgeons and other cosmetic surgeons. According to the American Society for Aesthetic Plastic Surgery, or ASAPS, the total market for non-surgical cosmetic procedures was approximately $4.1 billion in 2010. We believe the aesthetic procedure market is driven by:

•	aging of the “baby boomer” population, which currently includes ages approximately 47 to 65;

•	the desire of many individuals to improve their appearance;

•

impact of managed care and reimbursement policies on physician economics, which has motivated physicians to establish or expand the menu of elective, private-pay aesthetic procedures that they offer; and

•	broadening base of the practitioners performing cosmetic procedures beyond dermatologists and plastic surgeons to non-traditional providers.

According to the ASAPS, 9.3 million surgical and non-surgical cosmetic procedures were performed in 2010, as compared to 10.0 million in 2009. Also according to the ASAPS, approximately 7.7 million and 8.5 million non-surgical procedures were performed in 2010 and 2009, respectively. We believe that the concept of non-surgical cosmetic procedures involving injectable materials has become more mainstream and accepted. According to the ASAPS, the following table shows the top five non-surgical cosmetic procedures performed in 2010:

Procedure	Number
Botulinum toxin type A	2,437,165
Hyaluronic acid	1,315,121
Laser hair removal	936,270
Laser skin resurfacing	562,706
Chemical peel	493,896

In 2010, procedures among the 35 to 50 year old age group made up approximately 44% of all cosmetic procedures. The 51 to 64 year old age group made up 28% of all cosmetic procedures in 2010, while the 19 to 34 year old age group made up 20% of cosmetic procedures in 2010. The Botulinum toxin type A injection was the most popular treatment of the nonsurgical procedures among the 35 to 50 year old age group.

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

Sales and Marketing

In June 2011, our lead product, LAVIV, became the first and only personalized aesthetic cell therapy approved by the FDA for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults. We formally launched LAVIV in the United States in the fourth quarter of 2011. Our strategy is to launch LAVIV directly via our own sales force in the United States. As of the filing date of this 10-K, we have seven sales representatives covering the east and west coast and key metropolitan cities. We also have four customer service representatives in Exton, PA supporting our field sales representatives. Our Agera skincare products are primarily sold directly to our established distributors and salons, with historically and recently very little focus on marketing efforts. We continue to attempt to identify additional third party distributors for our Agera product line.

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

As of December 31, 2011, we had 10 issued U.S. patents, 3 pending U.S. patent applications, 30 granted foreign patents and 3 pending international patent applications. Our issued patents and patent applications primarily cover the method of using autologous cell fibroblasts for the repair of skin and soft tissue defects and the use of autologous fibroblast cells for tissue regeneration. We are in the process of pursuing several other patent applications.

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

Now that our lead product, LAVIV, is approved by the FDA for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults, we will compete with a variety of companies in the dermatology and plastic surgery markets, many of which offer substantially different treatments for similar problems. These include silicone injections, laser procedures, facial surgical procedures, such as facelifts and eyelid surgeries, fat injections, dermabrasion, collagen, allogenic cell therapies, hyaluronic acid injections and Botulinum toxin injections, and other dermal fillers. Indirect competition comes from facial care treatment products. Items catering to the growing demand for therapeutic skin care products include facial scrubs, anti-aging treatments, tonics, astringents and skin-restoration formulas. However, we believe that LAVIV, a “first to market” autologous cellular technology, can complement other modalities of treatment and represent a significant additional market opportunity.

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

Our ability to commercialize LAVIV and our other potential products and compete effectively will depend on, amongst other things, the following:

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt an autologous cellular therapy;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of LAVIV or our other products compared to those of competing products or therapies;

•

our ability to manufacture LAVIV and other products we may develop on a commercial scale, which will require us, in the short-term, to add personnel to our current manufacturing operation and, in the long-term, to build-out our current manufacturing facility;

•	the price of LAVIV and that of other products we may develop and commercialize relative to competing products;

•	our ability to advance our other product candidates through clinical trials and through the FDA approval process;

•	our ability to recruit, train, retain, manage and motivate our employees; and

•

our ability to sustain our commercial scale infrastructure, including our manufacturing facilities, development of a distribution network, information technology infrastructure and configure existing operational, manufacturing and financial systems and other operational and financial systems necessary to support our increased scale as we grow our commercial organization.

The field for therapeutic treatments or tissue regeneration for use in wound healing is rapidly evolving. A number of companies are either developing or selling therapies involving stem cells, human-based, animal-based or synthetic tissue products. If approved as a therapy for restrictive burn scars, vocal scarring or periodontal disease, our product candidates would or may compete with synthetic, human or animal derived cell or tissue products marketed by companies larger and better capitalized than us.

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

Domestic Regulation

In the United States, the FDA, under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), the Public Health Service Act (“PHSA”), and other federal statutes and regulations, subjects pharmaceutical and biologic products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products or product candidates, and we may be criminally prosecuted. The FDA also has the authority to discontinue or suspend manufacture or distribution, require a product withdrawal or recall or revoke previously granted marketing authorizations if we fail to comply with regulatory standards or if we encounter problems during commercial operations.

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

The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following:

•	completion of pre-clinical laboratory tests or trials and formulation studies;

•	submission to the FDA of an Investigational New Drug (“IND”) for a new drug or biologic, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use;

•	detailed information on product characterization and manufacturing process; and

•	submission and approval of a New Drug Application, or NDA, for a drug, or a Biologics License Application, or BLA, for a biologic.

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

The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product, and proposed labeling, in the form of an NDA, or, in the case of a biologic, a BLA. The applicant must also submit with the NDA or BLA a substantial user fee payment, unless a waiver or reduction applies. On February 17, 2009, the U.S. Small Business Administration issued a letter formally determining that we are a small business and therefore qualify for the Small Business Exception to the Prescription Drug and User fee Act of 1992 (21 USC § 379h(b)(2)) related to our BLA submission for the nasolabial fold wrinkles indication. For fiscal year 2009, this fee was $1,247,200 for companies that did not receive an exception. The FDA has advised us it is regulating our Fibrocell Therapy as a biologic. Therefore, we expect to submit BLAs to obtain approval of our product candidates. In some cases, we may be able to expand the indications in an approved BLA through a Prior Approval Supplement. Each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will “file” the NDA or BLA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. Once the submission has been accepted for filing, the FDA will review the application and will usually respond to the applicant in accordance with performance goals the FDA has established for the review of NDAs and BLAs—six months from the receipt of the application for priority applications and ten months for regular applications. The review process is often significantly extended by FDA requests for additional information, preclinical or clinical studies, clarification, or a risk evaluation and mitigation strategy, or REMS, or by changes to the application submitted by the applicant in the form of amendments.

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

The FDA may, during its review of an NDA or BLA, ask for additional test data. If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, to confirm or otherwise further evaluate the safety and effectiveness of the product. The FDA also may require, as a condition to approval or continued marketing of a drug a REMS, if deemed necessary to manage a known or potential serious risk associated with the product. REMS can include additional educational materials for healthcare professionals and patients such as Medication Guides and Patient Package Inserts, a plan for communicating information to healthcare professionals, and restricted distribution of the product. In addition, the FDA may, in some circumstances, impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials. Following approval, FDA may require labeling changes or impose new post-approval study, risk management, or distribution restriction requirements.

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

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission (“FTC”) requirements which include, among others, standards and regulations for direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the internet. In general, all product promotion must be consistent with the FDA approval for such product, contain a balanced presentation of information on the product’s uses and benefits and important safety information and limitations on use, and otherwise not be false or misleading. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.

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

Post-Marketing Obligations

The Food and Drug Administration Amendments Act of 2007 expanded FDA authority over drug products after approval. All approved drug products are subject to continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the product, sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, submitting periodic reports to the FDA, maintaining and providing updated safety and efficacy information to the FDA, and complying with FDA promotion and advertising requirements. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, criminal prosecution, or civil penalties.

The FDA may require post-marketing studies or clinical trials to develop additional information regarding the safety of a product. These studies or trials may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use. The FDA may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. Failure to conduct these studies in a timely manner may result in substantial civil fines.

Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable cGMP regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state or local agencies. In complying with the cGMP regulations, manufacturers must continue to assure that the product meets applicable specifications, regulations and other post-marketing requirements. We must ensure that any third-party manufacturers continue to ensure full compliance with all applicable regulations and requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional pre-clinical or clinical studies, or even in some instances, revocation or withdrawal of the approval. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and BLA holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or BLA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

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

We currently have limited manufacturing capacity, although we have sufficient manufacturing capacity to fill the orders for LAVIV we have received since the launch of the product during the fourth quarter of 2011. To the extent we are successful in increasing the demand for LAVIV, we will need to add manufacturing capacity, which will require us, in the short-term, to add personnel to our current manufacturing operation and, in the long-term, to build-out our current manufacturing facility.

Our Agera products are manufactured by a third-party contract manufacturer under a contract manufacturing agreement. The agreement is effective through July 2014.

Research and Development

In addition to our clinical development activities, our research and development activities include improving our manufacturing processes and reducing manufacturing costs. We expense research and development costs as they are incurred. For the years ended December 31, 2011 and 2010, we incurred research and development expenses of $7.2 million and $5.5 million, respectively.

Employees

As of March 26, 2012, we employed 59 people on a full-time basis and one person on a part-time basis, all located in the United States, and one employee, our Chief Operating and Chief Financial Officer, who is based in Ireland and works in both Ireland and the United States. We also have 9 people working on a contract basis in our manufacturing facility. We also employ one full-time and one part-time Agera employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. We also employ consultants and temporary labor on an as needed basis to supplement existing staff.

Segment Information

Financial information concerning the Company’s business segments and geographic areas of operation is included in Note 15 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

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

Corporate Website

Our Internet website address is http://www.fibrocellscience.com. Our filings on Form 10-K, Form 10-Q, Form 3, Form 4, Form 5, Form 8-K and any and all amendments thereto are available free of charge through this internet website as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission, or the SEC. They are also available through the SEC at http://www.sec.gov/edgar/searchedgar/companysearch.html. The information contained in our website does not constitute part of this Form 10-K.

Item 1A. Risk Factors

Investing in our company involves a high degree of risk. Before investing in our company you should carefully consider the following risks, together with the financial and other information contained in this Form 10-K. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

We could fail to remain a going concern. We will need to raise substantial additional capital to fund our operations through commercialization of our product candidates, and we do not have any commitments for that capital.

There exists substantial doubt regarding our ability to continue as a going concern. As of December 31, 2011 we had cash and cash equivalents of $10.8 million and working capital of $2.9 million.

As of March 26, 2012, we had cash and cash equivalents of approximately $4.7 million and our accounts payable and accrued expenses were approximately $1.6 million. In addition, the Company has approximately $7.0 million of outstanding debt which is due in June 2012. Our current monthly cash run-rate is approximately $2.2 million. We will be required to raise additional cash resources in the near future in order to fund future operations, or we will likely cease operations. There is no guarantee that any such required financing will be available on terms satisfactory to us or available at all. These matters create uncertainty relating to our ability to continue as a going concern.

We will need additional capital to achieve commercialization of our product candidates, expansion of our manufacturing capacity, development of our clinical development program and to execute our business strategy, and if we are unsuccessful in raising additional capital we will be unable to achieve commercialization of our product candidates or unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at low price levels. If we file for bankruptcy, it is likely that our common stock will become worthless, given that there currently exists approximately $7.0 million of debt as of March 26, 2012, which has a priority over common shareholders. In addition, our Series D Preferred Stock is senior to our common stock, and would be given a liquidation preference prior to the common stock in a bankruptcy event. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may terminate or delay our efforts related to regulatory approval of one or more of our product candidates, curtail or delay the implementation of manufacturing process improvements or delay the expansion of our sales and marketing capabilities, any of which could cause our business to fail.

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

Our independent registered public accounting firm issued their report for our fiscal year ended December 31, 2011, which included an explanatory paragraph for our uncertainty to continue as a going concern. If we became unable to continue as a going concern, we would have to liquidate our assets and we may likely receive significantly less than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern explanatory paragraph in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2011 may materially and adversely affect our stock price and our ability to raise new capital.

We have significant risks relating to the commercialization of LAVIV including the following:

LAVIV is our only FDA-approved product. If we fail to achieve and sustain commercial success for LAVIV, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

On June 21, 2011, the FDA licensed our autologous cellular therapy product, LAVIV, as the first and only personalized aesthetic cell therapy, approved by the FDA, for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults. Prior to the launch of LAVIV in October 2011, we had never sold or marketed an autologous cellular product in the U.S. Unless we can successfully commercialize another product candidate or acquire the right to market other approved products, we will continue to rely on LAVIV to generate substantially all of our revenue. Our ability to increase our revenues for LAVIV will depend on, and may be limited by, a number of factors, including the following:

•	acceptance of and ongoing satisfaction with LAVIV as the first in a new class of therapy in the United States;

•	our ability to develop and expand market share in the United States;

•	successfully expanding and sustaining our manufacturing capacity to meet demand;

•	whether physicians are willing to adopt LAVIV as part of their aesthetics treatment paradigm;

•	our ability to properly train a sufficient number of physicians to administer LAVIV, and whether or not the physicians correctly follow our protocols; and

•	the proper pricing of LAVIV relative to the market it serves.

If for any reason we became unable to continue selling or manufacturing LAVIV, our business would be seriously harmed and could fail.

If LAVIV were to become the subject of problems related to its efficacy, safety, or otherwise, our revenues from LAVIV could decrease.

LAVIV, in addition to any other of our potential product candidates that may be approved by the FDA, will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities, and adversely affect our revenues and financial condition. In the event of a withdrawal of LAVIV from the market, our revenues would decline significantly and our business would be seriously harmed and could fail.

Adoption of LAVIV for the treatment of the appearance of moderate to severe nasolabial fold wrinkles in adults may be slow or limited for a variety of reasons including competing therapies, perceived difficulties in the treatment process and cost. If LAVIV is not successful in gaining broad acceptance as a treatment option for nasolabial fold wrinkles, our business would be harmed.

The rate of adoption of LAVIV for nasolabial fold wrinkles will be dependent on several factors including educating and training physicians and their offices on the patient treatment process with LAVIV and autologous cellular therapy generally. As a first in class therapy, LAVIV utilizes a unique treatment approach, which can have associated challenges in practice for physicians. The logistics of the product, the injection technique required and the fact that the product constitutes a patient’s own cells represent different challenges for physicians. In addition, the tight manufacturing and injection timelines required for treatment with LAVIV will require physicians to adjust practice mechanics, which may result in delay in market adoption of LAVIV as a preferred therapy.

We are rapidly expanding our operations to support commercial launch of LAVIV, which has significantly increased our costs, and until we achieve economies of scale, we will incur negative margins on sales of LAVIV.

We have and expect to continue to significantly increase our investment in commercial infrastructure. We will need to effectively manage the expansion of our operations and facilities and continue to grow our infrastructure to commercialize LAVIV. We must effectively manage our supply chain, third-party vendors and distribution network, all of which requires strict planning in order to meet production timelines for LAVIV. We continue to add manufacturing, quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations, which strains our existing managerial, operational, financial and other resources. As a result of the scaling of our manufacturing process and the limited orders we have received since the launch of LAVIV in the fourth quarter of 2011, we are currently incurring negative margins on sales of LAVIV, and will continue to incur such margins until we are able to generate significant sales volume. As discussed below, to accommodate increased sales, we will need to add manufacturing capacity, which will require us, in the short-term, to add personnel to our current manufacturing operation and, in the long-term, to build-out our current manufacturing facility. In pursuing expansion, we must continue to monitor quality and effective controls, or we risk possible delays in approval of the facilities by the FDA for commercial manufacturing. Any delay in readiness of our expanded Exton facility could result in the loss of revenue from potential sales of LAVIV, and adversely impact market acceptance for LAVIV. If we fail to manage the growth in our systems and personnel appropriately and successfully in order to achieve our commercialization plans for LAVIV, our revenues could suffer and our business could be harmed.

We have significant risks relating to the manufacturing and regulation of LAVIV and our other product candidates, including the following:

If we are able to increase orders for LAVIV, we will need to increase our manufacturing capacity, which will require significant expenditures and regulatory approval.

We currently have limited manufacturing capacity, although we have sufficient manufacturing capacity to fill the orders for LAVIV we have received since the launch of the product during the fourth quarter of 2011. To the extent we are successful in increasing the demand for LAVIV, we will need to add manufacturing capacity, which will require us, in the short-term, to add personnel to our current manufacturing operation and, in the long-term, to build-out our current manufacturing facility. Increasing manufacturing capacity will require additional expenditures, for which we will require external financing. In addition, our ability to increase manufacturing capacity will be subject to additional FDA review.

We are subject to significant regulation with respect to the manufacturing of our products.

All of those involved in the preparation of a cellular therapy for clinical trials or commercial sale, including our existing supply contract manufacturers and clinical trial investigators, are subject to extensive regulation by the FDA. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current Good Manufacturing Practices. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors and suppliers must pass inspection for compliance with the applicable regulations as a condition of FDA approval of our products. In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of LAVIV or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.

Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently manufacture LAVIV at one facility in the U.S. and we also plan to manufacture our product candidates in the same facility. Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our sole facility and those of our third-party suppliers, which may be impacted by:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;

•	capacity of our facility and those of our suppliers;

•	the performance of our information technology systems;

•	compliance with regulatory requirements;

•	inclement weather and natural disasters;

•	changes in forecasts of future demand for product components;

•	timing and actual number of production runs for product components;

•	potential facility contamination by microorganisms or viruses;

•	updating of manufacturing specifications; and

•	product quality success rates and yields.

If the efficient manufacture and supply of our products is interrupted, we may experience delayed shipments or supply constraints. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients and physicians may elect to prescribe competing therapeutics instead of our products, which could materially and adversely affect our product sales and results of operations.

Our manufacturing processes and those of our suppliers must undergo a potentially lengthy FDA approval process, as well as other regulatory approval processes, and are subject to continued review by the FDA and other regulatory authorities. It is a multi-year process to build and license a new manufacturing facility and it can take significant time to qualify and license a new supplier. In order to maintain supply, mitigate risks and to satisfy anticipated demand for LAVIV, we must successfully implement manufacturing projects on schedule, since we currently do not have sufficient manufacturing capacity to supply LAVIV if orders for LAVIV significantly increase.

If regulatory authorities determine that we or our suppliers or certain of our third-party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third-party service providers comply, or indefinitely. Because our third-party service providers are subject to FDA and foreign regulatory authorities, alternative qualified third-party service providers may not be available on a timely basis or at all. If we or our third-party service providers cease or interrupt production or if our third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, and supply constraints for our products.

We rely on a scheduling and product tracking system.

We have developed a tracking system for the intake of physician orders for LAVIV, to track product delivery, and to store patient-related data we obtain for purposes of manufacturing LAVIV. We rely on this system in order to maintain the chain of identity for each patient-specific dose of LAVIV, and to ensure timely delivery of product prior to expiration. If our system was to fail or be compromised, we could lose traceability of patient cells potentially resulting in loss of revenue and our reputation could suffer. A loss of traceability could cause our business to be materially harmed and our results of operations would be adversely impacted.

Our business, which depends on one facility, is vulnerable to natural disasters, telecommunication and information systems failures, terrorism and similar problems, and we are not fully insured for losses caused by all of these incidents.

We currently conduct all our research, development and manufacturing operations in one facility located in Exton, Pennsylvania. As a result, all of the commercial manufacturing of LAVIV for the U.S. market takes place at a single U.S. facility. If regulatory, manufacturing or other problems require us to discontinue production at that facility, we will not be able to supply our product, which would adversely impact our business.

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

We utilize bovine-sourced materials to manufacture LAVIV and our product candidates. Future FDA regulations, as well as currently proposed regulations, may require us to change the source of the bovine-sourced materials we use in our products or to cease using bovine-sourced materials. If we are required to use alternative materials in our products, and in the event that such alternative materials are available to us, or if we choose to change the materials used in our products in the future, we would need to validate the new manufacturing process and run comparability trials with the reformulated product, which could delay our submission for regulatory approval.

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

With respect to our LAVIV product, which was approved in June 2011, as part of our label the FDA required us to conduct a post-marketing study, which we expect to commence in mid-2012 and complete in 2014.

Clinical trials may fail to demonstrate the safety or efficacy of our product candidates, which could prevent or significantly delay regulatory approval and prevent us from raising additional financing.

Prior to receiving approval to commercialize any of our product candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that our product candidates are both safe and effective. We will need to demonstrate our product candidates’ efficacy and monitor their safety throughout the process. We previously completed a pivotal Phase III clinical trial related to our LAVIV. The success of prior pre-clinical or clinical trials does not ensure the success of these trials, which are being conducted in populations with different racial and ethnic demographics than our previous trials. If our current trials or any future clinical trials are unsuccessful, our business and reputation would be harmed and the price at which our stock trades could be adversely affected.

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

Unlike our Phase III nasolabial fold wrinkles trial, our Phase II Acne Scar trial is not subject to a SPA with the FDA. In addition, we have developed a photo guide for use in the evaluators’ assessment of acne study subjects. Our evaluator assessment scale and photo guide have not been previously used in a clinical trial. To obtain FDA approval with respect to the acne scar indication, we will require FDA concurrence with the use of our evaluator assessment scale and photo guide.

Any failure or delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any product candidates, has the potential to materially harm our business, and may prevent us from raising necessary, additional financing that we may need in the future.

Other significant risk factors include the following:

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

Furthermore, our outstanding preferred stock has a mandatory conversion feature that we may trigger if the price of our common stock trades above $1.00 per share for a period of 20 days. As of March 26, 2012, if such price occurs and if we trigger the mandatory conversion feature, we would be required to issue in excess of 6 million shares of common stock. The issuance of these shares or the sale of these shares may materially reduce the price of our common stock.

We have a significant number of warrants and convertible preferred stock outstanding that contain anti-dilution and price-protection provisions that may result in the reduction of their exercise prices or conversion prices in the future.

Since October 2009, we have completed several offerings of convertible preferred stock and warrants. Many of these securities contain anti-dilution provisions, which provisions require the lowering of the conversion price or exercise price, as applicable, to the purchase price of future offerings. Furthermore, with respect to certain of the warrants issued in these offerings, if we complete an offering below the exercise price of such warrants, the number of shares issuable under the warrants will be proportionately increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The conversion and exercise price of our convertible preferred stock and warrants has been lowered in the past (with proportional increases in the number of shares underlying the warrants as described in the preceding sentence) due to the completion of subsequent financings. If in the future we issue securities for less than the conversion or exercise price of the securities we issued in these prior financings, we may be required to further reduce the relevant conversion or exercise prices, and the number of shares underlying the warrants may be increased.

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

We have yet to be profitable, we expect losses to increase from current levels and we will continue to experience significant negative cash flow as we expand our operations, which may limit or delay our ability to become profitable.

We have incurred losses since our inception, have never generated significant revenue from commercial sales of our products, and have never been profitable. We are focused on the commercialization of LAVIV and product development, and we have expended significant resources on the launch of LAVIV, our clinical trials, personnel and research and development. We expect these costs to continue to rise in the future. We expect to continue to experience increasing operating losses and negative cash flow as we expand our operations.

We expect to continue to incur significant additional costs and expenses related to:

•	the commercialization of LAVIV;

•	expansion of laboratory and manufacturing operations, including the hiring of manufacturing and quality control and assurance personnel;

•	FDA clinical trials and regulatory approvals;

•	research and development;

•	brand development;

•	personnel costs;

•	development of relationships with strategic business partners, including physicians who might use our future products; and

•	interest expense and amortization of issuance costs related to our outstanding note payables.

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

We will continue to experience operating losses and significant negative cash flow until we begin to generate significant revenue from LAVIV, which will require a significant increase in our manufacturing capacity.

If physicians do not follow our established protocols, the efficacy and safety of our product candidates may be adversely affected.

We are dependent on physicians to follow our established protocols both as to the administration and the handling of our product candidates in connection with our clinical trials, and we continue to be dependent on physicians to follow such protocols after our product candidates are commercialized. The treatment protocol requires each physician to verify the patient’s name and date of birth with the patient and the patient records immediately prior to injection. In the event more than one patient’s cells are delivered to a physician or we deliver the wrong patient’s cells to the physician, which has occurred in the past, it is the physician’s obligation to follow the treatment protocol and assure that the patient is treated with the correct cells. If the physicians do not follow our protocol, the efficacy and safety of our product candidates may be adversely affected.

As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We have a limited operating history and our primary business activities consist of commercializing our LAVIV product and conducting clinical trials. As such, our historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning the costs commercializing our LAVIV product and of our clinical trials, which depend on the success of such trials and our ability to effectively and efficiently conduct such trials, and expectations related to our efforts to achieve FDA approval with respect to our product candidates. In addition, our budgeted expense levels are based in part on our expectations of future revenue that we may receive from our Agera product line, and the size of future revenue depends on the choices and demand of individuals. Our limited operating history and clinical trial experience make these costs and revenues difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected increase in costs or shortfall in revenue. Further, our fixed manufacturing costs and business development and marketing expenses will increase significantly as we expand our operations. Accordingly, a significant increase in costs or shortfall in revenue could have an immediate and material adverse effect on our business, results of operations and financial condition.

Our operating results may fluctuate significantly in the future, which may cause our results to fall below the expectations of securities analysts, stockholders and investors.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to:

•	the level of demand and profitability of LAVIV;

•	the timely and successful implementation of improved manufacturing processes;

•	our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;

•	the amount and timing of expenditures by practitioners and their patients;

•	introduction of new technologies;

•	product liability litigation, class action and derivative action litigation, or other litigation;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

•	the state of the debt and/or equity markets at the time of any proposed offering we choose to initiate;

•	our ability to successfully integrate new acquisitions into our operations;

•	government regulation and legal developments regarding LAVIV and our product candidates in the United States and in the foreign countries in which we may operate in the future; and

•	general economic conditions.

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

Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses, but under certain limited circumstances they may disseminate to practitioners’ articles published in peer-reviewed journals. To the extent allowed by the FDA, we intend to disseminate peer-reviewed articles on our future products to practitioners. If, however, our activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or other regulatory or law enforcement authorities.

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

The human healthcare products and services industry is extremely competitive. Our competitors include major pharmaceutical, medical device and biotechnology companies. Most of these competitors have more extensive research and development, marketing and production capabilities and greater financial resources than we do. Our future success will depend on our ability to develop and market effectively our products against those of our competitors. If our products cannot compete effectively in the marketplace, our results of operations and financial position will suffer.

We are dependent on our key manufacturing, quality and other management personnel, and the loss of any of these individuals could harm our business.

We are dependent on the efforts of our key management and manufacturing and quality staff. The loss of any of these individuals, or our inability to recruit and train additional key personnel in a timely manner, could materially and adversely affect our business and our future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. We have employment agreements with most of our key management personnel, but some of these people are employed “at-will,” and any of them may elect to pursue other opportunities at any time. We have no present intention of obtaining key man life insurance on any of our executive officers or key management personnel.

We may need to attract, train and retain additional highly qualified senior executives and manufacturing and quality personnel in the future.

In the future, we may need to seek additional senior executives, as well as manufacturing and quality staff members. There is a high demand for highly trained executive, manufacturing and quality personnel in our industry. We do not know whether we will be able to attract, train and retain highly qualified manufacturing and quality personnel in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2011, we had 10 issued U.S. patents, 3 pending U.S. patent applications, 30 granted foreign patents and 3 pending international patent applications. However, we may not be able to obtain additional patents relating to our technology or otherwise protect our proprietary rights. If we fail to obtain or maintain patents from our pending and future applications, we may not be able to prevent third parties from using our proprietary technology. We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents that we control or are effectively maintained by us as trade secrets. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur, which could occur if we issue a large number of shares of common stock (or securities convertible into our common stock) in connection with a future financing, as our common stock is trading at low levels. These factors could make it more difficult for us to raise funds through future offerings of common stock or other equity securities. As of March 26, 2012, there were 96,078,253 shares of common stock issued and outstanding. All of our outstanding shares are freely transferable without restriction or further registration under the Securities Act. In addition to our common stock outstanding, as of such date, we had preferred stock outstanding that was convertible into a total of 6,882,000 shares of common stock and warrants outstanding that were exercisable for a total of 49,135,602 shares of common stock.

There is a limited, volatile and sporadic public trading market for our common stock.

There is a limited, volatile and sporadic public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.

Provisions of the warrants issued in connection with certain of our prior financings provide for preferential treatment to the holders of the warrants and could impede a sale of the Company.

The warrants we issued in connection with certain of our prior financings gives each holder the option to receive a cash payment based on a Black-Scholes valuation upon our change of control or upon our failure to be listed on any trading market. We are required, at the warrant holder’s option, exercisable at any time concurrently with, or within 30 days after, the announcement of a fundamental transaction, to redeem all or any portion of these warrants from the warrant holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrant on or prior to the date of the consummation of such fundamental transaction.

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

Our revenues, which relate solely to the Agera business segment, are highly concentrated in one large, international customer. This large customer represented 65% and 72% of 2011 and 2010 consolidated revenues, respectively. Further, this large customer represented 85% and 88% of consolidated accounts receivable, net, at December 31, 2011 and December 31, 2010, respectively. A reduction of revenue related to this large customer, due to competitor product alternatives, pricing pressures, the financial health of the large customer, or otherwise, would have a significant, negative impact on the business of Agera, and the related value thereof.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and manufacturing operations are located in one location, Exton, Pennsylvania. The Exton, Pennsylvania location is leased and consists of approximately 86,500 square feet. The lease is noncancelable through March 31, 2013. Subsequent to December 31, 2011, we renegotiated the lease and extended it for a period of ten years until March 31, 2023.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

N/A.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the OTCBB since October 21, 2009 under the symbol “FCSC.” Currently, there is only a limited, sporadic and volatile market for our stock on the OTCBB. The following table sets forth, for the period indicated, the high and low sales prices of our common stock on the OTCBB. These prices represent prices between inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2011
First Quarter	$0.90	$0.52
Second Quarter	$1.36	$0.72
Third Quarter	$0.86	$0.45
Fourth Quarter	$0.56	$0.39

Year Ended December 31, 2010
First Quarter	$1.13	$0.80
Second Quarter	$1.04	$0.65
Third Quarter	$0.85	$0.53
Fourth Quarter	$0.60	$0.40

The closing price of our common stock on March 26, 2012 was $0.47 as reported on the OTCBB.

Holders of Record

As of March 26, 2012, there were 96,078,253 shares of our common stock outstanding and held by 244 stockholders of record. As of March 26, 2012, there were 3,250 shares issued and no shares outstanding for Series A preferred stock, 4,640 shares issued and no shares outstanding for Series B preferred stock and 7,779 shares issued and 3,441 shares outstanding for Series D preferred stock.

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

Holders of our Series D Preferred Stock are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum (subject to increase in certain circumstances), payable quarterly in arrears. The dividends are payable in cash, or at our option, in duly authorized, validly issued, fully paid and non-assessable shares of common stock equal to 110% of the cash dividend amount payable on the dividend payment date, or a combination thereof; provided that we may not pay the dividends in shares of common stock unless we meet certain conditions described in the Certificate of Designation, including that the resale of the shares has been registered under the Securities Act. If we pay the dividend in shares of common stock, the common stock will be valued for such purpose at 80% of the average of the volume weighted average price for the 10 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date. Cash payments for Series A dividends were approximately $0.1 million for 2010 and cash payments for Series A, Series B and Series D dividends were approximately $0.6 million for 2011.

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

Recent Sales of Unregistered Securities

All information regarding the financings we completed during 2011 have been previously disclosed in current reports we have filed on Form 8-K.

Purchases of Equity Securities.

We did not repurchase any of our equity securities during the twelve months ended 2011.

Item 6. Selected Financial Data

We are a smaller reporting company, and are not required to report this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a cellular aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. Our clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Fibrocell process. Our clinical development programs encompass both aesthetic and therapeutic indications.

Our lead product, LAVIV, is the first and only personalized aesthetic cell therapy approved by the FDA for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults.

During 2009 we completed a Phase II study for the treatment of acne scars. We announced on November 3, 2011, that the first scientific presentation of data demonstrating the efficacy of LAVIV (azficel-T) in treating moderate-to-severe depressed acne scars was presented at the American Society for Dermatologic Surgery (ASDS) annual meeting in Washington, D.C. During 2008 we completed our open-label Phase II study related to full face rejuvenation.

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

Going Concern

The Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At December 31, 2011, the Company had cash and cash equivalents of approximately $10.8 million and working capital of $2.9 million.

As of March 26, 2012, the Company had cash and cash equivalents of approximately $4.7 million and our accounts payable and accrued expenses were approximately $1.6 million. In addition, the Company has approximately $7.0 million of outstanding debt which is due in June 2012. The Company’s current monthly cash run-rate is approximately $2.2 million. The Company will need to access the capital markets in the near future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

Further, if the Company raises additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.

Through December 31, 2011, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2012. During the year ended December 31, 2011, the Company financed its operations primarily through its existing cash received from external equity financings, but as discussed above it now requires additional financing. There is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. The Company’s ability to complete an offering is also dependent on the status of its Food and Drug Administration (“FDA”) regulatory milestones and its clinical trials. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

As a result of the conditions discussed above, and in accordance with Generally Accepted Accounting Principles (“GAAP”), there exists substantial doubt about the Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the near future. If the Company does not obtain additional funding, or does not anticipate additional funding, in the near future, it will likely enter into bankruptcy and/or cease operations. Further, if it does raise additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. If the Company enters into bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and its creditors, including preferred stock, will receive significantly less than what is owed to them.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with GAAP. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our critical accounting policies and estimates.

Intangible Assets: Intangible assets are research and development assets related to the Company’s primary study that was recognized upon emergence from bankruptcy. This value is related to research and development assets that are not subject to amortization.

Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The impairment test consists of a comparison of the fair value of the intangible asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal in amount to that excess.

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

Warrant Liability: We account for our warrants in accordance with U.S. GAAP. The warrants are measured at fair value and liability-classified under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, (“ASC 815”) because the warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. Effective December 31, 2011, we calculated the fair value of the warrants using the Monte Carlo simulation valuation method due to the changes in the product status with the approval of LAVIV. Prior to December 31, 2011, the Black-Scholes option-pricing model was utilized due to the assumptions present prior to the approval of LAVIV. The fair value is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

Preferred Stock and Derivative Liability: The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) because any holder of Series A, B or D Preferred may require the Company to redeem all of its Series A, B or D Preferred in the event of a triggering event which is outside of the control of the Company.

The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred has been recorded as a derivative liability under ASC 815 in the Company’s consolidated balance sheet as of December 31, 2011 and December 31, 2010, and will be re-measured on the Company’s reporting dates. The fair value of the derivative liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability until the preferred stock is converted into common stock.

Stock-Based Compensation: We account for stock-based awards to employees using the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. In addition, the Company accounts for stock-based compensation to nonemployees in accordance with the accounting guidance for equity instruments that are issued to other than employees. We use a Black-Scholes option-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based on historical volatility of our competitor’s stock since the Predecessor Company ceased trading as part of the bankruptcy and emerged as a new entity. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We estimate future forfeitures of options based upon expected forfeiture rates.

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

Basis of Presentation

As of September 1, 2009, the Company adopted fresh-start accounting in accordance with ASC 852-10, Reorganizations. The Company selected September 1, 2009, as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the August 27, 2009 confirmation hearing and the immaterial impact of transactions between August 27, 2009 and September 1, 2009. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes.

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included in this 10-K.

Results of Operations

Comparison of Years Ending December 31, 2011 and 2010

Revenue and Cost of Sales. Revenue and cost of sales for the years ended December 31, 2011 and 2010 were comprised of the following:

	Year ended December 31,		Increase (Decrease)
	2011	2010	$000s	%
	(in thousands)
Total revenue	$812	$936	$(124)	(13.2)%
Cost of sales	464	502	(38)	(7.5)%

Gross profit	$348	$434	$(86)	(19.8)%

Revenue decreased $0.1 million to $0.8 million for the year ended December 31, 2011 as compared to $0.9 million for the year ended December 31, 2010. Our revenue is from the operations of Agera which markets and sells a complete line of advanced skin care systems based on a wide array of proprietary formulations, trademarks and nano-peptide technology.

Costs of sales remained constant at $0.5 million for the year ended December 31, 2011 and for the year ended December 31, 2010. As a percentage of revenue, Agera’s cost of sales was approximately 57% for the year ended December 31, 2011 and 54% for the year ended December 31, 2010. Cost of sales as a percentage of revenue in 2011 has increased as compared to 2010 primarily due to component costs (containers, cartons and labels).

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2011 and 2010 was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2011	2010	$000s	%
	(in thousands)
Compensation and related expense	$4,687	$2,501	$2,186	87%
External services – consulting	693	942	(249)	(26)%
Marketing expense	3,820	157	3,663	2,339%
License fees	805	17	788	4,681%
Facilities and related expense and other	3,206	2,899	307	11%

Total selling, general and administrative expense	$13,211	$6,516	$6,695	103%

Selling, general and administrative expenses increased by approximately $6.7 million, or 103%, to $13.2 million for the year ended December 31, 2011 as compared to $6.5 million for the year ended December 31, 2010. The increase primarily consists of an increase in stock compensation expense of $1.8 million, an increase in salaries of $0.4 million, an increase in marketing expense of $3.7 million in preparation of the launch of LAVIV and an increase in license fees of $0.8 million for FDA product and establishment fees. Consulting fees decreased $0.2 million due to the hiring of key personnel offset by an increase in office expense.

Research and Development Expense. Research and development expense for the year ended December 31, 2011 and 2010 was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2011	2010	$000s	%
	(in thousands)
Compensation and related expense	$2,108	$1,600	$508	32%
External services – consulting	1,927	2,129	(202)	(10)%
Lab costs and related expense	1,620	879	741	84%
Facilities and related expense	1,516	878	638	73%

Total research and development expense	$7,171	$5,486	$1,685	31%

Research and development expense increased $1.7 million to $7.2 million for the year ended December 31, 2011 as compared to $5.5 million for the year ended December 31, 2010. The increase is primarily due to an increase of $0.4 million in compensation and related expense, an increase of $0.1 million for stock compensation expense, an increase of $0.7 million for lab costs and $0.6 million for contract labor as the Company prepares for the launch and production of the product LAVIV, offset by $0.1 million decrease for consulting fees. Research and development costs are composed primarily of quality and manufacturing costs in connection with LAVIV which was recently approved by the FDA. As we begin selling LAVIV these costs will appear as cost of goods sold on the statements of operations. There are also other costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs. The total inception (December 28, 1995) to date cost of research and development as of August 31, 2009 for the Predecessor Company was $56.3 million and total inception (September 1, 2009) to date cost of research and development as of December 31, 2011, for the Successor Company was $14.5 million.

Other income (expense). In November 2010, we received one grant totaling $0.2 million under the Qualified Therapeutic Discovery Project Grants Program. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation, and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a the 30-year period. There are no matching funding requirements or other requirements necessary to receive the funding.

Interest expense. Interest expense remained relatively constant at $1.1 million for the years ended December 31, 2011 and 2010. Our interest expense for the years ended December 31, 2011 and 2010 is related to the 12.5% notes we issued in connection with our bankruptcy plan.

Change in Revaluation of Warrant and Derivative Liability. During the years ended December 31, 2011 and 2010, we recorded non-cash expense of $4.8 million and $0.5 million for warrant expense, respectively, in our statements of operations due to an increase in the fair value of the warrant liability. This increase in fair value was primarily due to a change in the valuation method from the Black Scholes model to the Monte Carlo simulation model. In addition, the number of shares underlying the warrants increased in 2011 due to the issuance of our Series D preferred stock, which triggered the anti-dilution protection in the warrants resulting in the lowering of the exercise price of the warrants and the increase in the number of shares underlying such warrants. During the year ended December 31, 2011, we recorded non-cash expense of $5.5 million for derivative revaluation expense in our statements of operations due to the change in the fair value of the derivative liability related to the Series A, B and D preferred stock financings.

Net Loss attributable to common shareholders. Net loss, excluding reorganization items, increased $18.5 million to $31.4 million for the year ended December 31, 2011, as compared to $12.9 million for the year ended December 31, 2010. The increase in expense is due to preparation for the launch and production of LAVIV.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for the two years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(16,837)	$(9,266)
Investing activities	(1,570)	(30)
Financing activities	28,336	8,795

Operating Activities. Cash used in operating activities during the year ended December 31, 2011 amounted to $16.8 million, an increase of $7.5 million over the year ended December 31, 2010. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $6.6 million, in addition to operating cash outflows from changes in operating assets and liabilities.

Investing Activities. Cash used in investing activities during the year ended December 31, 2011 amounted to $1.6 million due to the purchase of property and equipment for the lab facility in Exton, Pennsylvania in preparation of the launch of LAVIV.

Financing Activities. There was $28.3 million cash proceeds received from financing activities during the year ended December 31, 2011, as compared to $8.8 million received from financing activities during the year ended December 31, 2010. During the years ended December 31, 2011 and 2010, we raised cash of $30.4 million and $9.0 million, respectively, from the issuance of common stock, preferred stock and warrants, offset primarily by principal debt payments of $1.3 million in 2011 and dividend payments of $0.6 million and $0.1 million in 2011 and 2010, respectively.

Working Capital

As of December 31, 2011, we had cash and cash equivalents of $10.8 million and working capital of $2.9 million. As of March 26, 2012, the Company had cash and cash equivalents of approximately $4.7 million and our accounts payable and accrued expenses were approximately $1.6 million. In addition, the Company has approximately $7.0 million of outstanding debt which is due in June 2012. The Company’s current monthly cash run-rate is approximately $2.2 million. The Company will need to access the capital markets in the near future in order to fund future operations. There is no guarantee that any such required financing will be available on terms satisfactory to the Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

Factors Affecting Our Capital Resources

Inflation did not have a significant impact on the Company’s results during the year ended December 31, 2011.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments due by period
	Total	2012	2013 and 2014	2015 and 2016	2017 and thereafter
Contractual Obligations
Debt obligation	$6,731	$6,731	$—	$—	$—
Operating lease obligations(1)	14,205	884	2,152	2,465	8,704

Total	$20,936	$7,615	$2,152	$2,465	$8,704

(1)	Operating lease obligations are stated based on renewed lease agreement for the office, warehouse and laboratory facilities executed in February 2012.

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

N/A.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to management, including these officers, by other employees of the Company, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. As of December 31, 2011, the officers (the principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than April 29, 2012 and is incorporated into this Item 10 by reference.

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

Item 11. Executive Compensation

The information required under this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Item 14. Principal Accountant Fees and Services

The information required under this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Part IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1) Financial Statements.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 (Successor Company), from inception (September 1, 2009) to December 31, 2011 (Successor Company) and from inception to August 31, 2009 (Predecessor Company)

•

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) from inception to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to December 31, 2011 (Successor Company)

•

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, from inception (September 1, 2009) to December 31, 2011 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule.

All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(a)(3) The exhibits listed under Item 15(b) are filed or incorporated by reference herein.

(b) Exhibits.

The following exhibits are filed as part of this annual report:

EXHIBIT NO. IDENTIFICATION OF EXHIBIT

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

2.1	Debtors’ First Amended Joint Plan of Reorganization dated July 30, 2009 and Disclosure Statement (filed as Exhibit 10.2 to the Company’s Form 10-Q for quarter ended June 30, 2009, filed on August 12, 2009 and as Exhibit 99.1 to our Form 8-K filed September 2, 2009)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed September 2, 2009)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K filed September 2, 2009)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 14, 2009)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated July 16, 2010. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed July 20, 2010).

3.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. (incorporated by reference to Exhibit 3.2 to our Form 8-K filed December 8, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form 10-Q filed November 23, 2009)

4.2	Form of Class A/B Common Stock Purchase Warrant issued in October 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 14, 2009)

4.3	Form of 12.5% Promissory Note (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 10, 2009)

4.4	Form of Placement Agent Warrant issued in November 2009 offering (incorporated by reference to Exhibit 4.2 to our Form 10-Q filed November 23, 2009)

4.5	Common Stock Purchase Warrant issued in March 2010 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 3, 2010)

4.6	Form of Common Stock Purchase Warrant issued in July 2010 Series B preferred stock offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed July 20, 2010)

4.7	Form of Placement Agent Warrant issued in July 2010 Series B preferred stock offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed July 20, 2010)

4.8	Form of Common Stock Purchase Warrant used for Series B preferred stock offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed October 22, 2010).

4.9	Form of Common Stock Purchase Warrant used for the Series D preferred stock offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 15, 2011).

4.10	Common Stock Purchase Warrant issued in August 2011 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 4, 2011)

10.1	Securities Purchase Agreement dated October 13, 2009 between the Company and the Series A Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 14, 2009)

10.2	Amended and Restated Employment Agreement between the Company and Declan Daly dated August 24, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 27, 2010)

10.3	Consulting Agreement between the Company and Robert Langer (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed November 23, 2009)

10.4	2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.5 to our Form S-8 filed March 3, 2011)

10.5	Lease Agreement between Isolagen, Inc and The Hankin Group dated April 7, 2005 (previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005)

10.6	Purchase Option Agreement between Isolagen, Inc and 405 Eagleview Associates dated April 7, 2005 (previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005)

10.7	Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners (previously filed as an exhibit to the company’s amended Form S-1, as filed on October 24, 2003)

10.8	Employment Agreement between the Company and David Pernock (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 1, 2010)

10.9	Securities Purchase Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 3, 2010)

10.10	Registration Rights Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed March 3, 2010)

10.11	Registration Rights Agreement between the Company and the Series A Preferred Stock Purchasers, dated October 13, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed October 14, 2009)

10.12	Securities Purchase Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 20, 2010)

10.13	Form of Registration Rights Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 20, 2010)

10.14	Form of Securities Purchase Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 4.1 of the Form 8-K filed October 22, 2010).

10.15	Securities Purchase Agreement dated August 3, 2011 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 4, 2011)

10.16	Registration Rights Agreement dated August 3, 2011 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 4, 2011)

*10.17	Amendment to Lease Agreement between Fibrocell Science, Inc. and The Hankin Group dated February 17, 2012

21	List of Subsidiaries (previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*23.1	Consent of BDO USA, LLP

*31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ David Pernock David Pernock Chief Executive Officer

Date:	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David Pernock David Pernock	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2012

/s/ Declan Daly Declan Daly	Chief Financial Officer, Chief Operating Officer and Director	March 30, 2012

/s/ Kelvin Moore Kelvin Moore	Director	March 30, 2012

/s/ Dr. Robert Langer Dr. Robert Langer	Director	March 30, 2012

/s/ Marc Mazur Marc Mazur	Director	March 30, 2012

/s/ Dr. George Korkos Dr. George Korkos	Director	March 30, 2012

Fibrocell Science, Inc.

(A Development Stage Company)

Index to Consolidated Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended December  31, 2011 and 2010 (Successor Company), from inception (September 1, 2009) to December 31, 2011 (Successor Company) and from inception to August 31, 2009 (Predecessor Company)

F-4

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) From Inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to year ended December 31, 2011 (Successor Company)

F-5

Consolidated Statements of Cash Flows for the years ended December  31, 2011 and 2010 (Successor Company), cumulative period from inception (September 1, 2009) to December 31, 2011 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)

F-18

Notes to Consolidated Financial Statements	F-19

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fibrocell Science, Inc. (a development stage company)

Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Fibrocell Science, Inc. (in the development stage) as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for the years ended December 31, 2011 and 2010 (“Successor”), and for the period from the Successor’s inception of operations (September 1, 2009) through December 31, 2011 and for the period from the Predecessor’s inception of operations (December 28, 1995) through August 31, 2009. We have also audited the statements of shareholders’ equity (deficit) for the period from December 28, 1995 (Predecessor’s inception) through August 31, 2009 and for the period from the Successor’s inception of operations (September 1, 2009) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fibrocell Science, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended (“Successor”), and for the period from the Successor’s inception of operations (September 1, 2009) through December 31, 2011 and for the period from the Predecessor’s inception of operations (December 31, 1995) through August 31, 2009 and the statements of shareholders’ equity (deficit) for the period from December 28, 1995 (Predecessor’s inception) to August 31, 2009 and for the period from the Successor’s inception of operations (September 1, 2009) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Houston, Texas

March 30, 2012

F2

Fibrocell Science, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$10,798,995	$867,738
Accounts receivable, net	215,714	229,891
Inventory, net	266,348	258,939
Prepaid expenses and other current assets	1,217,596	559,082

Total current assets	12,498,653	1,915,650
Property and equipment, net of accumulated depreciation of $165,841 and $8,085, respectively	1,433,938	21,589
Intangible assets and other assets	6,340,906	6,340,906

Total assets	$20,273,497	$8,278,145

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit and Noncontrolling Interest
Current liabilities:
Current debt	$6,730,861	$56,911
Accounts payable	1,899,045	1,096,125
Accrued expenses	926,141	789,482
Deferred revenue	55,400	—

Total current liabilities	9,611,447	1,942,518
Long-term debt	—	7,290,881
Deferred tax liability	2,500,000	2,500,000
Warrant liability	13,087,000	8,171,518
Derivative liability	533,549	2,120,360
Other long-term liabilities	142,002	255,606

Total liabilities	25,873,998	22,280,883

Commitments
Preferred stock series A, $0.001 par value; 9,000 shares authorized; 3,250 shares issued; 0 and 2,886 shares outstanding, respectively	—	1,280,150
Preferred stock series B, $0.001 par value; 9,000 shares authorized; 4,640 shares issued; 0 and 4,640 shares outstanding, respectively	—	—
Preferred stock series B, $0.001 par value; subscription receivable	—	(210,000)
Preferred stock series D, $0.001 par value; 8,000 shares authorized; 7,779 and 1,645 shares issued, respectively, and 3,641 and 1,645 shares outstanding, respectively	—	—
Fibrocell Science, Inc. shareholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 95,678,255 and 20,375,500 issued and outstanding, respectively	95,678	20,376
Common stock-subscription receivable	(550,020)	—
Additional paid-in capital	43,734,339	2,437,893
Accumulated deficit during development stage	(49,349,080)	(17,981,530)

Total Fibrocell Science, Inc. shareholders’ deficit	(6,069,083)	(15,523,261)

Noncontrolling interest	468,582	450,373

Total deficit and noncontrolling interest	(5,600,501)	(15,072,888)

Total liabilities, preferred stock, shareholders’ deficit and noncontrolling interest	$20,273,497	$8,278,145

The accompanying notes are an integral part of these consolidated financial statements.

F3

Fibrocell Science, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Successor	Successor	Successor	Predecessor
	For the year ended December 31, 2011	For the year ended December 31, 2010	Cumulative period from September 1, 2009 (date of inception) to December 31, 2011	Cumulative period from December 28, 1995 (date of inception) to August 31, 2009
Revenue
Product sales	$812,235	$936,369	$2,078,545	$4,818,994
License fees	—	—	—	260,000

Total revenue	812,235	936,369	2,078,545	5,078,994
Cost of sales	463,874	502,648	1,148,570	2,279,335

Gross profit	348,361	433,721	929,975	2,799,659
Selling, general and administrative expenses	13,211,486	6,515,581	22,435,423	84,805,520
Research and development expenses	7,170,520	5,486,319	14,480,035	56,269,869

Operating loss	(20,033,645)	(11,568,179)	(35,985,483)	(138,275,730)
Other income (expense)
Interest income	—	—	1	6,989,539
Reorganization items, net	—	3,303	(69,174)	73,538,984
Other income	—	244,479	244,479	316,338
Warrant expense	(4,762,694)	(465,232)	(5,547,010)	—
Derivative revaluation expense	(5,451,518)	—	(5,451,518)	—
Interest expense	(1,061,862)	(1,045,199)	(2,354,235)	(18,790,218)

Loss from continuing operations before income taxes	(31,309,719)	(12,830,828)	(49,162,940)	(76,221,087)
Income tax benefit	—	—	—	190,754

Loss from continuing operations	(31,309,719)	(12,830,828)	(49,162,940)	(76,030,333)
Loss from discontinued operations	(39,622)	(48,805)	(100,540)	(41,091,311)

Net loss	(31,349,341)	(12,879,633)	(49,263,480)	(117,121,644)
Deemed dividend associated with beneficial conversion	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)
Net (income) loss attributable to noncontrolling interest	(18,209)	(51,898)	(85,600)	1,799,523

Net loss attributable to Fibrocell Science, Inc. common shareholders.	$(31,367,550)	$(12,931,531)	$(49,349,080)	$(128,335,806)

Per share information:
Loss from continuing operations-basic and diluted	$(0.57)	$(0.68)	$(1.46)	$(4.30)
Loss from discontinued operations-basic and diluted	—	—	—	(2.32)
Income attributable to noncontrolling interest	—	—	—	0.10
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.65)
Preferred stock dividends	—	—	—	(0.09)

Net loss attributable to common shareholders per common share—basic and diluted	$(0.57)	$(0.68)	$(1.46)	$(7.26)

Weighted average number of basic and diluted common shares outstanding	54,857,520	18,757,756	33,664,124	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

F4

Fibrocell Science, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96 (Predecessor)	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97(Predecessor)	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

F5

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98 (Predecessor)	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99 (Predecessor)	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00 (Predecessor)	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

F6

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

F7

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

F8

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03 (Predecessor)	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

F9

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available- for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04 (Predecessor)	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

F10

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity										133,851		133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05 (Predecessor)	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)

The accompanying notes are an integral part of these consolidated financial statements.

F11

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount			Noncontrolling Interest
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock—2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06 (Predecessor)	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)

The accompanying notes are an integral part of these consolidated financial statements.

F12

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount			Noncontrolling Interest
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4thqtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4thqtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07 (Predecessor)	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)

The accompanying notes are an integral part of these consolidated financial statements.

F13

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount			Noncontrolling Interest
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors —1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815
Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08 (Predecessor)	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)

The accompanying notes are an integral part of these consolidated financial statements.

F14

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage		Total Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount			Noncontrolling Interest
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock—1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock – 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	—	—	—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	—	—	—	—	—	(7,688,831)	—	—	—	—	382,982	(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	—	—	—	11,400,000	11,400	(2,228,231)	—	—	—	—	382,982	(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Issuance of common stock on Oct. 28, 2009	—	—	—	—	25,501	25	58,627	—	—	—	—	—	58,652
Compensation expense on shares issued to management	—	—	—	—	600,000	600	167,400	—	—	—	—	—	168,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	326,838	—	—	—	—	—	326,838
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	386,380	—	—	—	—	—	386,380
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,049,999)	15,493	(5,034,506)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,034,506)

Balance 12/31/09 (Successor)	—	$—	—	$—	14,692,167	$14,692	$508,347	—	$—	$—	$(5,049,999)	$398,475	$(4,128,485)

The accompanying notes are an integral part of these consolidated financial statements.

F15

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage	Noncontrolling Interest	Total Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of 5.1 million shares of common stock in March 2010, net of issuance costs of $338,100	—	$—	—	$—	5,076,664	$5,077	$3,464,323	—	$—	$—	$—	$—	$3,469,400
Warrant fair value associated with common shares issued in March 2010	—	—	—	—	—	—	(2,890,711)	—	—	—	—	—	(2,890,711)
Compensation expense on shares issued to management—1Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-1Q10	—	—	—	—	—	—	324,377	—	—	—	—	—	324,377
Compensation expense on option awards issued to non-employees-1Q10	—	—	—	—	—	—	18,391	—	—	—	—	—	18,391
Compensation expense on shares issued to management—2Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q10	—	—	—	—	—	—	222,011	—	—	—	—	—	222,011
Compensation expense on option awards issued to non-employees-2Q10	—	—	—	—	—	—	33,206	—	—	—	—	—	33,206
Compensation expense on shares issued to management—3Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-3Q10	—	—	—	—	—	—	183,231	—	—	—	—	—	183,231
Compensation expense on option awards issued to non-employees-3Q10	—	—	—	—	—	—	7,724	—	—	—	—	—	7,724
Compensation expense on shares issued to management—4Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-4Q10	—	—	—	—	—	—	104,094	—	—	—	—	—	104,094
Compensation expense on option awards issued to non-employees-4Q10	—	—	—	—	—	—	27,507	—	—	—	—	—	27,507
Preferred Stock Series A conversion	—	—	—	—	606,667	607	363,393	—	—	—	—	—	364,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(12,931,531)	51,898	(12,879,633)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,879,633)

Balance 12/31/10 (Successor)	—	$—	—	$—	20,375,498	$20,376	$2,437,893	—	$—	$—	$(17,981,530)	$450,373	$(15,072,888)

The accompanying notes are an integral part of these consolidated financial statements.

F16

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage	Noncontrolling Interest	Total Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable		Number of Shares	Amount
Compensation expense on shares issued to management—1Q11	—	$—	—	$—	—	$—	$—	$18,000	—	$—	$—	$—	$—	$18,000
Compensation expense on option awards issued to directors/employees-1Q11	—	—	—	—	—	—	—	995,551	—	—	—	—	—	995,551
Compensation expense on option awards issued to non-employees-1Q11	—	—	—	—	—	—	—	38,203	—	—	—	—	—	38,203
Preferred Stock warrants exercised—1Q11	—	—	—	—	289,599	289	—	241,542	—	—	—	—	—	241,831
Preferred Stock Series A and B converted— 1Q11	—	—	—	—	3,894,000	3,894	—	323,919	—	—	—	—	—	327,813
Compensation expense on shares issued to management—2Q11	—	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q11	—	—	—	—	—	—	—	1,082,503	—	—	—	—	—	1,082,503
Compensation expense on option awards issued to non-employees-2Q11	—	—	—	—	—	—	—	250,473	—	—	—	—	—	250,473
Preferred Stock warrants exercised—2Q11	—	—	—	—	7,230,103	7,230	—	6,065,727	—	—	—	—	—	6,072,957
Preferred Stock Series A, B and D converted—2Q11	—	—	—	—	11,554,000	11,554	—	4,546,768	—	—	—	—	—	4,558,322
Issuance of 1.9 million shares of common stock and 0.2 warrants in June 2011, net of issuance costs of $0.1 million	—	—	—	—	1,908,889	1,909	—	1,578,651	—	—	—	—	—	1,580,560
Stock option exercised	—	—	—	—	246,141	246	—	(246)	—	—	—	—	—	—
Compensation expense on shares issued to management—3Q11	—	—	—	—	—	—	—	12,000	—	—	—	—	—	12,000
Compensation expense on option awards issued to directors/employees/consultants-3Q11	—	—	—	—	—	—	—	225,235	—	—	—	—	—	225,235
Preferred Stock warrants exercised—3Q11	—	—	—	—	890,564	891	—	944,485	—	—	—	—	—	945,376
Preferred Stock Series A, B and D converted—3Q11	—	—	—	—	7,480,000	7,480	—	3,546,584	—	—	—	—	—	3,554,064
Issuance of 41.4 million shares of common stock and 15.7 warrants in August 2011, net of issuance costs of $1.6 million	—	—	—	—	41,409,461	41,409	(550,020)	21,096,029	—	—	—	—	—	20,587,418
Compensation expense on option awards issued to directors/employees/consultants-4Q11	—	—	—	—	—	—	—	259,985	—	—	—	—	—	259,985
Preferred Stock Series D converted—4Q11	—	—	—	—	400,000	400	—	53,037	—	—	—	—	—	53,437
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,367,550)	18,209	(31,349,341)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,349,341)

Balance 12/31/11 (Successor)	—	$—	—	$—	95,678,255	$95,678	$(550,020)	$43,734,339	—	$—	$—	$(49,349,080)	$468,582	$(5,600,501)

The accompanying notes are an integral part of these consolidated financial statements.

F17

Fibrocell Science, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Successor	Successor	Successor	Predecessor
	Year ended December 31, 2011	Year ended December 31, 2010	Cumulative period from September 1, 2009 (date of inception) to December 31, 2011	Cumulative period from December 31, 1995 (date of inception) to August 31, 2009
Cash flows from operating activities:
Net loss	$(31,349,341)	$(12,879,633)	$(49,263,480)	$(117,121,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Reorganization items, net	—	—	72,477	(74,648,976)
Expense related to stock-based compensation	2,899,950	992,541	4,773,709	10,608,999
Warrant expense	4,762,694	465,232	5,547,010	—
Derivative revaluation expense	5,451,518	—	5,451,518	—
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	157,756	8,085	165,841	9,091,990
Provision for doubtful accounts	17,701	(7,818)	(36,736)	337,810
Provision for excessive and/or obsolete inventory	(45,505)	(60,366)	(94,207)	259,427
Amortization of debt issue costs	—	—	—	4,107,067
Amortization of debt discounts on investments	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	—	17,668,477
Foreign exchange gain on substantial liquidation of foreign entity	(2,222)	(5,072)	(9,908)	(2,256,408)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in accounts receivable	(3,524)	47,686	67,706	(91,496)
Decrease (increase) in other receivables	(947)	(4,033)	(240)	218,978
Decrease (increase) in inventory	38,096	27,459	96,478	(455,282)
Decrease (increase) in prepaid expenses	(437,367)	42,799	(639,473)	34,341
Decrease (increase) in other assets	—	—	4,120	71,000
Increase (decrease) in accounts payable	802,920	851,102	1,761,644	57,648
Increase (decrease) in accrued expenses, liabilities subject to compromise and other liabilities	816,083	1,256,140	1,646,429	3,311,552
Increase (decrease) in deferred revenue	55,400	—	55,400	(50,096)

Net cash used in operating activities	(16,836,788)	(9,265,878)	(30,401,712)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	—	(2,016,520)
Purchase of property and equipment	(1,570,105)	(29,674)	(1,599,779)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	—	6,542,434
Purchase of investments	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	153,507,000

Net cash used in investing activities	(1,570,105)	(29,674)	(1,599,779)	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	(3,746,193)
Offering costs associated with the issuance of debt	(100,000)	—	(100,000)	—
Proceeds from notes payable to shareholders, net	—	—	—	135,667
Proceeds from the issuance of redeemable preferred stock series A, net	—	—	2,870,000	12,931,800
Proceeds from the issuance of redeemable preferred stock series B, net	193,200	4,019,570	4,212,770	—
Proceeds from the issuance of redeemable preferred stock series D, net	5,642,780	1,509,400	7,152,180	—
Proceeds from the exercise of warrants	2,418,646	—	2,418,646	—
Proceeds from the issuance of common stock, net	22,167,978	3,469,400	27,437,378	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	—	—	(360,872)
Proceeds from secured loan	—	—	—	500,471
Proceeds from debtor-in-possession loan	—	—	—	2,750,000
Payments on insurance loan	(80,578)	(63,683)	(166,152)	(79,319)
Principal payments on 12.5% note payable	(1,283,321)	—	(1,283,321)	—
Cash dividends paid on preferred stock	(623,096)	(139,750)	(762,846)	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	—	(26,024,280)

Net cash provided by financing activities	28,335,609	8,794,937	41,778,655	170,137,276

Effect of exchange rate changes on cash balances	2,541	5,865	11,555	(36,391)
Net increase (decrease) in cash and cash equivalents	9,931,257	(494,750)	9,788,719	1,010,276
Cash and cash equivalents, beginning of period	867,738	1,362,488	1,010,276	—

Cash and cash equivalents, end of period	$10,798,995	$867,738	$10,798,995	$1,010,276

Supplemental disclosures of cash flow information:
Cash paid for interest	$435,096	$—	$435,096	$12,715,283

Non-cash investing and financing activities:
Predecessor deemed dividend associated with beneficial conversion of preferred stock	$—	$—	$—	$11,423,824

Predecessor preferred stock dividend	—	—	—	1,589,861

Successor accrued preferred stock dividend	487,421	191,417	487,421	—

Predecessor uncompensated contribution of services	—	—	—	755,556

Predecessor common stock issued for intangible assets	—	—	—	540,000

Predecessor common stock issued in connection with conversion of debt	—	—	—	10,814,000

Predecessor equipment acquired through capital lease	—	—	—	167,154

Successor/Predecessor financing of insurance premiums	150,251	97,065	328,833	87,623

Successor issuance of notes payable	—	—	—	6,000,060

Successor common stock issued in connection with reorganization	—	—	—	5,472,000

Successor intangible assets	—	—	—	6,340,656

Successor deferred tax liability in connection with fresh-start	—	—	—	2,500,000

Elimination of Predecessor common stock and fresh start adjustment	—	—	—	14,780,320

Successor subscription receivable	550,020	210,000	550,020	—

Successor accrued warrant liability	4,994,307	7,071,010	12,381,509	—

Successor conversion of preferred stock Series A balance into common stock	1,202,989	—	1,202,989	—

Successor conversion of preferred stock derivative balance into common stock	7,290,647	—	7,654,647	—

Successor cashless exercise of warrants recorded previously as a liability	4,841,519	—	4,841,519	—

Successor accrued derivative liability	252,318	2,120,360	2,372,678	—

The accompanying notes are an integral part of these consolidated financial statements.

F18

Fibrocell Science, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1—Business and Organization

Fibrocell Science, Inc. (“Fibrocell” or the “Company” or the “Successor”) is the parent company of Fibrocell Technologies (“Fibrocell Tech”) and Agera Laboratories, Inc., a Delaware corporation (“Agera”). Fibrocell Tech is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”). Operations in the foreign subsidiaries have been substantially liquidated.

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

Note 2—Basis of Presentation

As of September 1, 2009, the Company adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852-10, Reorganizations. The Company selected September 1, 2009, as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the August 27, 2009 confirmation hearing and the immaterial impact of transactions between August 27, 2009 and September 1, 2009. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes.

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

Note 3— Development-Stage Risks and Going Concern

The Company emerged from Bankruptcy in September 2009 and continues to operate as a going concern. At December 31, 2011, the Company had cash and cash equivalents of approximately $10.8 million and working capital of $2.9 million.

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

Further, if the Company raises additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. In the event of a bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and our creditors will receive significantly less than what is owed to them.

F19

Through December 31, 2011, the Company has been primarily engaged in developing its initial product technology. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2012. During the year ended December 31, 2011, the Company financed its operations primarily through its existing cash received from external financings, but as discussed above it now requires additional financing. There is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. The Company’s ability to complete an offering is also dependent on the status of its FDA regulatory milestones and its clinical trials. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

As a result of the conditions discussed above, and in accordance with Generally Accepted Accounting Principles (“GAAP”), there exists substantial doubt about the Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the near future. If the Company does not obtain additional funding, or does not anticipate additional funding, in the near future, it will likely enter into bankruptcy and/or cease operations. Further, if it does raise additional cash resources in the near future, it may be raised in contemplation of or in connection with bankruptcy. If the Company enters into bankruptcy, it is likely that its common stock and common stock equivalents will become worthless and its creditors, including preferred stock, will receive significantly less than what is owed to them.

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

Concentration of Credit Risk

As of December 31, 2011, the Company maintains the majority of its cash primarily with one major U.S. domestic bank. All of our non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits. Cash and cash equivalents of less than $0.1 million, related to Agera and the Company’s Swiss subsidiary is maintained in two separate financial institutions. The Company invests these funds primarily in demand deposit accounts.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts related to its accounts receivable that have been deemed to have a high risk of collectability. Management reviews its accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. One foreign customer represents 85% and 88% of accounts receivable, net, at December 31, 2011 and 2010, respectively. Management analyzes historical collection trends and changes in its customer payment patterns, customer

F20

concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

The allowance for doubtful accounts was $46,981 and $29,280 at December 31, 2011 and 2010, respectively.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under specific identification and on the first-in-first-out method. Inventories consist of raw materials and finished goods. At December 31, 2011, Agera’s inventory of $0.3 million consisted of $0.1 million of raw materials and $0.2 million of finished goods. At December 31, 2010, Agera’s inventory of $0.3 million consisted of $0.2 million of raw materials and $0.1 million of finished goods.

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

Intangible assets

Intangible assets are research and development assets related to the Company’s primary study that was recognized upon emergence from bankruptcy. The portion of the reorganization value which was attributed to identified intangible assets was $6,340,656. This value is related to research and development assets that are not subject to amortization. In accordance with ASC 805-20, Business Combinations, Identifiable Assets and Liabilities, and Any Noncontrolling Interest, this amount is reported as intangibles in the consolidated balance sheets, and is not being amortized.

Intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The impairment test consists of a comparison of the fair value of the intangible asset to its carrying amount. There was no impairment of the intangible assets as of December 31, 2011.

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

Revenue from the sale of Agera’s products is recognized upon transfer of title, which is upon shipment of the product to the customer. The Company believes that the requirements of ASC 605 are met when the ordered product is shipped, as the risk of loss transfers to our customer at that time, the fee is fixed and determinable and collection is reasonably assured. Any advanced payments are deferred until shipment.

Shipping and handling costs

Agera charges its customers for shipping and handling costs. Such charges to customers are presented net of the costs of shipping and handling, as selling, general and administrative expense, and are not significant to the consolidated statements of operations.

F21

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

Warrant Liability

Certain warrants are measured at fair value and liability-classified under ASC 815, Derivatives and Hedging, (“ASC 815”) because the warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. Effective December 31, 2011, we calculated the fair value of the warrants using the Monte Carlo simulation valuation method due to the changes in the product status with the approval of LAVIV. Prior to December 31, 2011, the Black-Scholes option-pricing model was utilized due to the assumptions present prior to the approval of LAVIV. The fair value is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

Preferred Stock and Derivative Liability

The preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) because any holder of Series A, B and D Preferred may require the Company to redeem all of its Series A, B or D Preferred in the event of a triggering event which is outside of the control of the Company.

F22

The embedded conversion option for the Series A Preferred, Series B Preferred and Series D Preferred has been recorded as a derivative liability under ASC 815 in the Company’s consolidated balance sheet and will be re-measured on the Company’s reporting dates. The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability until the preferred stock is converted into common stock.

Stock-based Compensation

The Company accounts for stock-based awards to employees using the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. In addition, the Company accounts for stock-based compensation to nonemployees in accordance with the accounting guidance for equity instruments that are issued to other than employees. The Company uses a Black-Scholes option-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based on historical volatility of the Company’s competitor’s stock since the The Company ceased trading as part of the bankruptcy and emerged as a new entity. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. The Company estimates future forfeitures of options based upon expected forfeiture rates.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations. No such charges have been incurred by the Company. As of December 31, 2011 and December 31, 2010, the Company had no accrued interest related to uncertain tax positions.

At December 31, 2011 and December 31, 2010, the Company has provided a full valuation allowance for the net deferred tax assets, the large majority of which relates to the future benefit of loss carryovers. In addition, as a result of fresh-start accounting, the Company may be limited by section 382 of the Internal Revenue Service Code. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject. The deferred tax liability at December 31, 2011 and December 31, 2010, relates to the intangible assets recognized upon fresh-start accounting.

Income (loss) per share data

Basic income (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted income per share (“Diluted EPS’) also gives effect to the dilutive effect of stock options, warrants, restricted stock and convertible preferred stock calculated based on the treasury stock method.

F23

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of December 31, 2011 and 2010, as they would be anti-dilutive:

	For the year ended December 31,
	2011	2010
Shares of convertible preferred stock	7,282,000	18,342,000
Shares underlying options outstanding	13,608,500	5,677,000
Shares underlying warrants outstanding	49,135,602	31,178,295
Unvested restricted stock	—	150,000

Fair Value of Financial Instruments

The carrying values of certain of the Company’s financial instruments, including cash equivalents and accounts payable approximates fair value due to their short maturities. The fair values of the Company’s long-term obligations are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. The carrying values of the Company’s long-term obligations approximate their fair values.

The fair value of the reorganization value which applies in fresh-start accounting was estimated by applying the income approach and a market approach. This fair value measurement is based on significant inputs that are not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements.

Note 5—Inventory

Inventories consist of the following:

	December 31,	December 31,
	2011	2010
Raw materials	$102,220	$129,863
Finished goods	164,128	129,076

Total	$266,348	$258,939

Note 6—Fair Value Measurements

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

F24

The following fair value hierarchy table presents information about each major category of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2011
Liabilities
Warrant liability	$—	$—	$13,087,000	$13,087,000
Derivative liability	—	—	533,549	533,549

Total	$—	$—	$13,620,549	$13,620,549

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2010
Liabilities
Warrant liability	$—	$—	$8,171,518	$8,171,518
Derivative liability	—	—	2,120,360	2,120,360

Total	$—	$—	$10,291,878	$10,291,878

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance at January 1, 2010	$635,276
Issuance of additional warrants	7,071,010
Change in fair value of warrant liability	465,232

Balance at December 31, 2010	$8,171,518
Issuance of additional warrants	4,994,307
Exercise of warrants	(4,841,519)
Change in fair value of warrant liability	4,762,694

Balance at December 31, 2011	$13,087,000

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 13 for further discussion of the warrant liability.

The reconciliation of derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative Liability
Balance at January 1, 2010	$—
Record fair value of derivative liability	2,120,360

Balance at December 31, 2010	2,120,360
Issuance of additional preferred stock and other	252,318
Conversion of preferred stock	(7,290,647)
Change in fair value of derivative liability	5,451,518

Balance at December 31, 2011	$533,549

F25

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 12 for further discussion of the derivative liability.

Note 7—Property and Equipment

As of December 31, 2011 and 2010, property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Lab equipment	$402,192	$18,685
Computer equipment and software	137,251	10,989
Leasehold improvements	298,781	—
Construction-in-process	761,555	—

	1,599,779	29,674
Less: Accumulated depreciation	(165,841)	(8,085)

Property and equipment, net	$1,433,938	$21,589

Depreciation expense was $157,756 and $8,085 for the year ending December 31, 2011 and 2010, respectively.

Note 8—Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2011	December 31, 2010
Accrued professional fees	$702,106	$413,384
Accrued compensation	6,426	7,076
Dividend on preferred stock payable	55,742	191,417
Accrued other	161,867	177,605

Accrued expenses	$926,141	$789,482

Note 9—Debt

The Company’s outstanding debt at December 31, 2011 and December 31, 2010 consists of $6.7 million and $7.3 million, respectively, of 12.5% Unsecured Promissory Notes (“Notes”). Unpaid interest has been accreted to the principal at a rate of 15%. The Notes have the following features: (1) 12.5% interest payable quarterly in cash or, at the Company’s option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due; (2) maturing June 1, 2012; (3) at any time prior to the maturity date, the Company may redeem any portion of the outstanding principal of the Notes in cash at 125% of the stated face value of the Notes. There is a mandatory redemption feature that requires the Company to redeem all outstanding Notes if: (1) the Company successfully completes a capital campaign raising in excess of $10 million; or (2) the Company is acquired by, or sells a majority stake to, an outside party.

Since the Company consummated a single offering of at least $10 million in August 2011, certain note holders were entitled to a mandatory redemption of the outstanding principal plus any interest payable in cash within three business days of the consummation. Approximately $1.7 million including interest was paid in 2011 after consummation of the offering. The remaining note holders signed amendments to their notes raising the mandatory redemption for a single offering or a series of offerings within a six-month period from $10 million to $30 million. The Note is due June 2012.

Note 10—Income Taxes

Fibrocell and Fibrocell Tech file a consolidated U.S. Federal income tax return. Agera files a separate U.S. Federal income tax return. The Company’s foreign subsidiaries, which comprise loss from discontinued operations, file income tax returns in their respective jurisdictions. The geographic source of loss from continuing operations is the United States.

F26

The components of the income tax expense/(benefit) related to continuing operations, are as follows:

	Year ended December 31, 2011	Year ended December 31, 2010
U.S. Federal:
Current	$—	$—
Deferred	—	—
U.S. State:
Current	—	—
Deferred	—	—

	$—	$—

The reconciliation between income tax benefit at the U.S. federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year ended December 31, 2011	Year ended December 31, 2010
Tax benefit at U.S. federal statutory rate	$(10,958,402)	$(4,490,789)
Increase in domestic valuation allowance	8,880,185	5,077,136
State income tax benefit before valuation allowance, net of federal benefit	(1,370,399)	(789,894)
Derivative revaluation expense	1,908,031	—
Warrant revaluation expense	1,666,943	162,831
Other	(126,358)	40,716

	$—	$—

The components of the Company’s net deferred tax liabilities at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred tax liabilities:
Intangible assets	$2,500,000	$2,500,000

Total deferred tax liabilities	$2,500,000	$2,500,000

Deferred tax assets:
Loss carryforwards	$39,059,449	$31,162,384
Property and equipment	1,390,315	1,460,890
Accrued expenses and other	1,165,103	1,285,007
Stock compensation	2,103,702	930,103

Total deferred tax assets	43,718,569	34,838,384
Less: valuation allowance	(43,718,569)	(34,838,384)

Total deferred tax assets	$—	$—

Net deferred tax liabilities	$2,500,000	$2,500,000

As of December 31, 2011, the Company had generated U.S. net operating loss carryforwards of approximately $96.5 million which expire in years through 2031 and net loss carryforwards in certain non-US

F27

jurisdictions of approximately $24.4 million. The U.S. net operating loss carryforwards were reduced by approximately $74 million as a result of the Company’s emergence from bankruptcy. The net operating loss carryforwards are available to reduce future taxable income. However, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2011 and 2010. The valuation allowance increased by $8.9 million and $5.1 million during 2011 and 2010, respectively, due to the impact from the current year net losses incurred.

Note 11—Commitments

Leases

As stated in Note 16, in 2012, the Company renewed its lease for the office, warehouse and laboratory facilities in Exton, Pennsylvania under a non-cancelable operating lease through 2023. Future minimum lease commitments for the amended lease agreement are as follows:

Year Ending December 31,
2012	$884,173
2013	1,070,438
2014	1,081,250
2015	1,211,000
2016	1,254,250
2017 and thereafter	8,704,063

Total	$14,205,174

For each of the years ended December 31, 2011 and 2010, rental expense totaled $1.4 million.

Note 12-Equity

Common Stock Private Placements

On August 3, 2011, the Company entered into agreements with certain accredited investors, pursuant to which the Company agreed to sell to the purchasers an aggregate of 41,409,461 shares of Company common stock at a purchase price of $0.55 per share in a private placement. Each purchaser also received a warrant to purchase 0.35 shares of common stock for every share of common stock acquired in the offering with an exercise price of $0.75 per share and a term of 5 years from issuance. The warrants are callable by the Company if the common stock trades over $1.75 for 20 consecutive trading days at any time after the shares underlying the warrants are registered or eligible for resale pursuant to Rule 144. The aggregate purchase price paid by the purchasers at closing for the common stock and the warrants was $22.8 million. As of December 31, 2011, there was a subscription receivable of $0.6 million. The placement agents for the transaction received cash compensation of $1.6 million and warrants to purchase 1,252,761 shares of Company common stock at an exercise price of $0.5454 and fair value of $440,330. Cash issuance costs of $1.6 million were netted against the gross proceeds.

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

F28

Redeemable Preferred stock

The Redeemable Preferred stock (“Preferred Stock’) is convertible into common stock at the option of the holder on a share-for-share basis. Each of the foregoing securities are subject to the “down-round” protection and if at any time while the Preferred Stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents at an effective price per share that is lower than the then conversion price of the Preferred (“Conversion Price”) or the exercise price of the warrants, then the conversion price and exercise price will be reduced to equal the lower price. The Preferred Stock has been classified by the Company within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC 480 because any holder of Preferred may require the Company to redeem all of its Preferred Stock in the event of a triggering event which is outside of the control of the Company.

In addition, the holders of the Preferred stock have no voting rights except with respect to specified matters affecting the rights of the Series A, B and D Redeemable preferred stock. The Preferred stockholders are entitled to receive cumulative dividends at the rate per share of 6% per annum.

The Company records accrued dividends at a rate of 6% per annum on the Preferred Stock. As of December 31, 2011 and December 31, 2010, $55,742 and $191,417, respectively, were accrued for dividends payable. The Company paid cash of $623,096 and $139,750 for the year ended December 31, 2011 and December 31, 2010, respectively.

On May 24, 2011, the Company sent a mandatory conversion notice to the holders of its outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. Pursuant to the notice, each holder of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock was notified that since the volume weighted average price of the Company’s common stock had exceeded 200% of the then effective conversion price of the Preferred Stock for twenty consecutive trading days; the Company was permitted to force the conversion of the Preferred Stock into Company common stock. The conversion was effective on July 7, 2011; provided that holders of Preferred Stock had the right to voluntarily convert their shares of Preferred Stock prior to such date. During 2010 and 2011, 364 and 2,886 Series A preferred shares were converted into 606,667 and 5,772,000 common shares, respectively. During 2011, 4,640 Series B preferred shares were converted into 9,280,000 common shares.

During 2011, 4,138 Series D preferred shares were converted into 8,276,000 common shares.

Preferred Stock Series B

In the third and fourth quarter of 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in the aggregate: (i) 4,640 shares of Series B Preferred, with a par value of $0.001 per share and a stated value of $1,000 per share Series B Preferred, and (ii) the Warrants to purchase 7,733,334 shares of Common Stock at an exercise price of $0.8054 per share. The aggregate purchase price for the third and fourth quarter 2010 Series B Preferred financing paid by the Purchasers for the Series B Preferred and the Warrants was $4,430,000. The Company used the proceeds for working capital purposes. As a result of the December 2010 Series D Preferred Stock transaction the shares and warrants were repriced to $0.50 per share. After giving effect to this anti-dilution provision, as of December 31, 2010, there will be 9,280,000 shares of Common Stock underlying the Series B Preferred.

Preferred Stock Series D

On January 21, 2011, the Company completed a private placement of securities in which the Company sold to certain accredited investors in the aggregate: (i) 1,234 shares of Series D Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share, and (ii)

F29

warrants to purchase 2,468,000 shares of Company common stock at an exercise price of $0.50 per share. The aggregate purchase price paid by the Purchasers for the Series D Preferred and the Warrants was $1,234,000 (representing $1,000 for each share of Series D Preferred together with warrants). The Company intends to use the proceeds for working capital purposes. The placement agents for the offering received cash compensation of $98,720 and warrants to purchase 197,440 shares of Common Stock at an exercise price of $0.50 per share.

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

On February 9, 2011, the Company completed a private placement of securities in which the Company sold to certain accredited investors in the aggregate: (i) 3,436 shares of Series D at a stated value of $1,000 per share, and (ii) warrants to purchase 6,872,000 shares of Common Stock at an exercise price of $0.50 per share. The aggregate purchase price paid by the Purchasers for the Series D Preferred and the warrants was $3,436,000 (representing $1,000 for each share of Series D Preferred together with warrants). The Company intends to use the proceeds for working capital purposes. The placement agents for the offering received cash compensation of $274,880 and warrants to purchase 549,760 shares of Common Stock at an exercise price of $0.50 per share.

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

On December 15, 17 and 27, 2010, the Company completed a private placement of securities of Series D Preferred and warrants. The details of the 2010 Series D Preferred financing are as follows:1,645 shares of Series D Preferred, with a par value of $0.001 per share and a stated value of $1,000 per share and (ii) warrants to purchase 3,290,000 shares of Common Stock at an exercise price of $0.50 per share. The aggregate purchase price paid by the Purchasers for the Series D Preferred and the Warrants was $1,645,000 (representing $1,000 for each share of Series D Preferred together with Warrants).

Conversion option of Redeemable Preferred stock

The embedded conversion option for the Preferred Stock has been recorded as a derivative liability under ASC 815 in the Company’s consolidated balance sheet as of December 31, 2011 and 2010 and will be re-measured on the Company’s reporting dates. The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability until the preferred stock is converted into common stock.

F30

The embedded conversion option for the Preferred Stock was valued at $533,549 and $2,120,360 at December 31, 2011 and 2010, respectively, at fair value using the Black-Scholes option-pricing model. The fair market value of the derivative liability was computed using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31, 2011	December 31, 2010
Expected life (years)	1.1 years	1.6 years
Interest rate	0.1%	1.6%
Dividend yield	—	—
Volatility	61%	63%

Note 13-Warrants

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with ASC 815 if the stock warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The fair value of the equity-classified warrants for the year ended December 31, 2011 and the fair value of the liability-classified warrants at December 31, 2010 was determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. Effective December 31, 2011, we calculated the fair value of the warrants using the Monte Carlo simulation valuation method due to the changes in the product status with the approval of LAVIV.

The following table summarizes outstanding warrants to purchase Common Stock as of December 31, 2011:

	Number of Warrants	Exercise Price	Expiration Dates
Liability-classified warrants
Issued in Series A Preferred Stock offering	3,256,492	$0.50	Oct. 2014
Issued in March 2010 offering	4,917,602	0.50	Mar. 2015
Issued in Series B Preferred Stock offering	9,616,086	0.50	Jul.-Nov. 2015
Issued in Series D Preferred Stock offering	15,446,640	0.50	Dec. 2015-Mar. 2016

	33,236,820

Equity-classified warrants
Issued in June 2011 equity financing	152,711	$0.90	June 2016
Issued to placement agents in August 2011 equity financing	1,252,761	0.55	August 2016
Issued in August 2011 equity financing	14,493,310	0.75	August 2016

	15,898,782

Total	49,135,602

The following table summarizes the rollforward of the warrants for the two years ended December 31, 2011:

Number of warrants
Outstanding at January 1, 2010	1,168,210
Warrants issued with financing	17,359,983
Additional warrants issued due to anti-dilution provision	12,650,102
Exercised	—

Outstanding at December 31, 2010	31,178,295
Warrants issued with financing	29,148,222
Exercised	(11,190,915)

Outstanding at December 31, 2011	49,135,602

F31

There were 4,837,291 warrants exercised for the year ended December 31, 2011 which resulted in receipts of $2,418,646 and the issuance of 4,837,291 shares of common stock. In addition, there were 6,387,235 cashless warrants exercised for the year ended December 31, 2011 which resulted in the issuance of 3,572,971 shares of common stock for the year ended December 31, 2011.

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

The fair market value of the liability-classified warrants was computed using the Black-Scholes option-pricing model for the year ended December 31, 2010 with the following key weighted average assumptions as date indicated:

	December 31, 2010	Net cash settlement as of December 31, 2010(1)
Calculated aggregate value	$8,171,518	$11,450,000
Exercise price per share of warrant	$0.50	$0.50
Closing price per share of common stock	$0.51	$0.51
Volatility	63%	100	%(2)
Expected term (years)	4.7	4.7
Risk-free interest rate	1.8%	1.8%
Dividend yield	0%	0%

(1)	Represents the net cash settlement value of the warrant as of December 31, 2010, which value was calculated utilizing the Black-Scholes option-pricing model specified in the warrant.
(2)	Represents the volatility assumption used to calculate the net cash settlement value as of December 31, 2010.

Effective December 31, 2011, the Company utilized the Monte Carlo simulation valuation method to value the liability classified warrants. The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

F32

	December 31, 2011	Net cash settlement as of December 31, 2011(1)
Calculated aggregate value	$13,087,000	$8,320,000
Exercise price per share of warrant	$0.50	$0.50
Closing price per share of common stock	$0.40	$0.40
Volatility	70%	100	%(2)
Probability of Fundamental Transaction or Delisting	45.1%	—
Expected term (years)	3.7	3.7
Risk-free interest rate	0.63%	0.63%
Dividend yield	0%	0%

(1)	Represents the net cash settlement value of the warrant as of December 31, 2011, which value was calculated utilizing the Black-Scholes option-pricing model specified in the warrant.
(2)	Represents the volatility assumption used to calculate the net cash settlement value as of December 31, 2011.

Equity-classified Warrants

In connection with the private placement transaction on August 3, 2011, the Company issued warrants to purchase 14,493,310 shares of the Company common stock to certain accredited investors with an exercise price of $0.75 per share and a term of 5 years from issuance. The warrants are callable by the Company if the common stock trades over $1.75 for 20 consecutive trading days. The placement agents for the transaction received warrants to purchase 1,252,761 shares of Company common stock at an exercise price of $0.5454. The Company determined the average fair value of the warrants as of the date of the grant was $0.31 per share utilizing the Black-Scholes option-pricing model. In estimating the fair value of the warrants, the Company utilized the following inputs: closing price per share of common stock of $0.63, volatility of 61.4%, expected term of 5 years, risk-free interest rate of 1.25% and dividend yield of zero.

On June 16, 2011, the Company completed a private placement and issued warrants to the placement agents in the private placement to purchase 152,711 shares of Company common stock at an exercise price of $0.90 per share. The Company determined the fair value of the warrants as of the date of the grant was $0.62 per share utilizing the Black-Scholes option-pricing model. In estimating the fair value of the warrants, the Company utilized the following inputs: closing price per share of common stock of $1.08, volatility of 61.6%, expected term of 5 years, risk-free interest rate of 1.52% and dividend yield of zero.

Note 14—Equity-based Compensation

Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations for the year ended December 31 is as follows:

	2011	2010
Stock option compensation expense for employees and directors	$2,607,210	$833,713
Restricted stock expense	48,000	72,000
Equity awards for nonemployees issued for services	244,740	86,828

Total stock-based compensation expense	$2,899,950	$992,541

Our board of directors adopted the 2009 Equity Incentive Plan (the “Plan”) effective September 3, 2009. The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisors by providing incentives for such persons to exert maximum efforts for the success of the Company. The Plan originally allowed for the issuance of up to 4,000,000 shares of the Company’s common stock. In June 2011, the board of

F33

directors of the Company amended the 2009 Equity Incentive Plan to increase the number of shares available for issuance under the Plan to 15,000,000 shares of common stock. The types of awards that may be granted under the Plan include options (both nonqualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards. Notwithstanding the foregoing, to the extent the Company is unable to obtain shareholder approval of the Plan within one year of the effective date, any incentive stock options issued pursuant to the Plan shall automatically be considered nonqualified stock options, and to the extent a holder of an incentive stock option exercises his or her incentive stock option prior to such shareholder approval date, such exercised option shall automatically be considered to have been a nonqualified stock option. The term of each award is determined by the Board at the time each award is granted, provided that the terms of options may not exceed ten years.

During the years ended December 31, 2011 and 2010, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.40 and $0.53, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31:

	2011	2010
Expected life (years)	5.4 years	5.1 years
Interest rate	2.1%	2.0%
Dividend yield	—	—
Volatility	62%	64%

There were 600,000 cashless stock options exercised during the year ended December 31, 2011, which resulted in the issuance of 246,141 shares of common stock.

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2010	2,807,000	$0.77	7.35	$1,082,800
Granted	2,870,000	0.95
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2010	5,677,000	$0.86	7.46	$—
Granted	9,628,000	$0.72
Exercised	(600,000)	$0.75		318,000
Forfeited	(1,096,500)	$0.77

Outstanding at December 31, 2011	13,608,500	$0.77	8.36	$—

Exercisable at December 31, 2011	8,596,427	$0.80	8.00	$—

The following table summarizes the Company’s non-vested stock options:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at January 1, 2010	677,000	$0.36
Granted	2,870,000	0.53
Vested	(1,497,384)	0.49
Forfeited	—	—

Non-vested at December 31, 2010	2,049,616	$0.50
Granted	9,628,000	0.72
Vested	(5,569,043)	0.77
Forfeited	(1,096,500)	0.76

Non-vested at December 31, 2011	5,012,073	$0.41

F34

The total fair value of shares vested during the twelve months ended December 31, 2011 was $2.5 million. As of December 31, 2011, there was $1.4 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2011, there was less than $0.1 million of total unrecognized compensation expense related to performance-based, non-vested employee stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.

Restricted stock

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2011:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at January 1, 2010	300,000	$0.48
Granted	—	—
Vested	(150,000)	0.48
Forfeited	—	—

Non-vested at December 31, 2010	150,000	$0.48
Granted	—	—
Vested	(150,000)	0.48
Forfeited	—	—

Non-vested at December 31, 2011	—	$—

Note 15—Segment Information and Geographical information

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

	Segment
Year Ended December 31, 2011	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$812,235	$812,235
Depreciation and amortization expense	157,756	—	157,756
Segment income (loss) from continuing operations	$(31,254,865)	$(54,854)	$(31,309,719)

	Segment
Year Ended December 31, 2010	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$936,369	$936,369
Depreciation and amortization expense	8,085	—	8,085
Segment income (loss) from continuing operations	$(12,840,598)	$9,770	$(12,830,828)

F35

Geographical information concerning the Company’s revenue is as follows:

	Year Ended December 31,
	2011	2010
United States	$192,172	$237,286
United Kingdom	526,189	669,921
Other	93,874	29,162

	$812,235	$936,369

During the year ended December 31, 2011, revenue from one foreign customer and one domestic customer represented 65% and 17% of consolidated revenue, respectively. During the year ended December 31, 2010, revenue from one foreign customer and one domestic customer represented 72% and 17% of consolidated revenue, respectively.

	Segment
	Fibrocell Therapy	Agera	Consolidated
Total assets:
December 31, 2011	$19,749,479	$524,018	$20,273,497
December 31, 2010	7,681,502	596,643	8,278,145

As of December 31, 2011 and 2010, one foreign customer represented 85% and 88%, respectively, of accounts receivable, net.

Note 16—Subsequent Events

Our corporate headquarters and manufacturing operations are located in one location, Exton, Pennsylvania. On February 17, 2012 the Company renegotiated the lease and extended it for a period of ten years until March 31, 2023. The lease is non-cancelable and the minimum annual lease payments are summarized in Note 11.

F36