Form 10-K/A
period 2011-12-31
Fibrocell Science, Inc.
filed 2012-04-23
CIK 357097

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

Indicate by check mark whether the registrant is shell company (as defined in the Exchange Act Rule 12b-2)     Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $39.1million as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the OTC Bulletin Boardon June 30, 2011. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2011 and (b) all directors of the registrant as of June 30, 2011.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 26, 2012, issuer had 96,078,253 shares issued and outstanding of common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 13 of Fibrocell Science, Inc.’s (“Company,” “we,” “our,” “us”) Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “2011 10-K”), to include information previously omitted from the 2011 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before April 29, 2012 (i.e., within 120 days after the end of our 2011 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report has been deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2011 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 30, 2012 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2011 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of April 17, 2012. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Title	Age
David Pernock	Director and Chief Executive Officer	57
Declan Daly	Director, Chief Operating Officer and Chief Financial Officer	50
Kelvin Moore	Director	63
Robert Langer	Director	63
Marc Mazur	Director	53
George J. Korkos	Director	80

Biographical information with respect to our directors and executive officers is provided below. There are no family relationships between any of our executive officers or directors.

David Pernock. Mr. Pernock has served as Chairman of the Board of Fibrocell since September 2009 and as our Chief Executive Officer since February 2010. From December 1993 until November 2009, Mr. Pernock held various positions at GlaxoSmithKline, eventually serving as Senior Vice President of Pharmaceuticals, Vaccines (Biologics), Oncology, Acute Care, and HIV Divisions. From May 2009 until February 2011, Mr. Pernock served as a director of Martek Biosciences Corporation. Mr. Pernock holds a B.S. in Business Administration from Arizona State University. Our Board of Directors concluded that Mr. Pernock should serve as a director of Fibrocell because in his current role as Chief Executive Officer, Mr. Pernock has played a vital role in managing our business and he possesses knowledge about our short- and long-term strategic perspectives. Mr. Pernock serves as a conduit between the Board of Directors and management while overseeing management’s efforts to realize the Board’s strategic goals.

Declan Daly. Mr. Daly has served as Fibrocell’s Chief Operating Officer and Chief Financial Officer since September 2009, and as a director of Fibrocell since November 2009. Mr. Daly served as Isolagen’s Chief Executive Officer and President from January 2008 until September 3, 2009, as Chief Financial Officer from June 2006 until March 2008, and as Chief Operating Officer from June 2007 until January 2008. Mr. Daly was elected to the Board of Directors of Isolagen in June 2008. Mr. Daly served as Executive Vice President and Chief Financial Officer of Inamed Corp. from November 2004 until March 2006, prior to which he served as Inamed’s Senior Vice President since September 2002 and as the Corporate Controller and Principal Accounting Officer since March 2002. He was previously Vice President of Finance & Administration for Inamed International Corp. from 1998 to 2002. From 1996 to 1998, Mr. Daly was a Senior Manager with BDO Simpson Xavier, Chartered Accountants or BDO, in Dublin. Prior to joining BDO, he worked with PricewaterhouseCoopers in Dublin and London. Mr. Daly holds a B.A. in Management Science and Industrial Systems Studies from Trinity College, Dublin and he is also a Fellow of the Institute of Chartered Accountants in Ireland. Our Board of Directors concluded that Mr. Daly should serve as a director of Fibrocell because in his current role as Chief Financial Officer, Mr. Daly provides key insight to the Board regarding our financial status and has played a vital role in managing our business and, based on Mr. Daly’s prior roles with Fibrocell, he also possesses tremendous historical knowledge about Fibrocell.

Kelvin Moore. Mr. Moore has served as a director of Fibrocell since September 2009. He has 30 years of experience in a wide range of roles within the banking industry. From March 2009 to late 2010, Mr. Moore served as the consultant sales director for the UK based Seaborne Group developing their business in building constructions from converting shipping sea containers. From July 2008 to September 2010, Mr. Moore was a director of Acorn Cultural Developments Limited which is developing a social networking site. Between June 2004 and May 2008, Mr. Moore was a senior advisor with Exit Strategy Planning dealing with the sale of businesses. Currently, he runs his own consulting business providing expertise and mentoring to owners of SMEs. Mr. Moore holds a London University Degree in Geography and Pure Mathematics. Our Board of Directors concluded that Mr. Moore should serve as a director of Fibrocell because of his extensive business and financial experience.

Robert Langer. Dr. Langer has served as a director of Fibrocell since September 2009. Dr. Langer was named an Institute Professor at Massachusetts Institute of Technology in 2006 and has been on the faculty of Massachusetts Institute of Technology since 1978. Dr. Langer is also a member of the board of directors of Advanced Cell Technology, Inc. Dr. Langer received his Bachelor’s Degree from Cornell University in 1970 and his Sc.D. from the Massachusetts Institute of Technology in 1974, both in Chemical Engineering. Our Board of Directors concluded that Dr. Langer should serve as a director of Fibrocell because of his extensive scientific knowledge and experience.

Marc B. Mazur. Mr. Mazur has served as a director of Fibrocell since April 2010. Since May 2009, Mr. Mazur has served as the Chairman of Elsworthy Capital Management Ltd., a London-based European equity hedge fund. From October 2006 until December 2009, Mr. Mazur served as the CEO of Brevan Howard U.S. Asset Management, the U.S. arm of London-based Brevan Howard. In 2001, Mr. Mazur founded Ambassador Capital Group, a privately held investment and advisory entity providing capital, business development and strategic planning advice to companies in the healthcare, financial services and real estate fields. Mr. Mazur received his B.A. in political science from Columbia University in 1981 and a J.D. from Villanova University in 1984. Our Board of Directors concluded that Mr. Mazur should serve as a director of Fibrocell because of his extensive business and financial experience.

George J. Korkos. Dr. Korkos has served as a director of Fibrocell since July 2010. Since 1965, Dr. Korkos has served as President of both Plastic Surgery Associates and Rejuva Skin Care & Laser Center, each of which is located in Waukesha, Wisconsin. Dr. Korkos also presently serves as Associate Clinical Professor at the Medical College of Wisconsin in Milwaukee. Dr. Korkos received his D.D.S. from Marquette University School of Dentistry, his M.D. and general surgery degrees from Medical College of Wisconsin, and his degree in plastic and reconstructive surgery from St. Louis University Medical School. Our Board of Directors concluded that Dr. Korkos should serve as a director of Fibrocell because of his medical knowledge and experience as a plastic surgeon for over 30 years.

No director is related to any other director or executive officer of our company or our subsidiaries, and, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

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

Board Committees

We do not currently have an audit committee, compensation committee or nominating committee. Our full Board currently performs the duties and responsibilities of such committees. Due to the size of the Company and due to the small number of directors that we had in 2011, we believed it was appropriate for the full Board to handle the responsibilities of these committees.

Audit Committee Financial Expert

We do not have an audit committee financial expert because we do not currently have adequate resources to appoint such an individual to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership of our common stock with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the Section 16(a) forms furnished to us during the most recent fiscal year, we believe that all such forms required to be filed were timely filed, as necessary, by the officers, directors, and security holders required to file the forms during the fiscal year ended December 31, 2011.

Code of Ethics. We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is on our website at www.fibrocellscience.com.We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

Item 11. Executive Compensation

Executive Officer Compensation

The following table sets forth information regarding compensation with respect to the fiscal years ended December 31, 2011 and 2010, paid or accrued by us to or on behalf of those persons who, during the fiscal year ended December 31, 2011, served as our Chief Executive Officer, as well as our most highly compensated officers during the year ended December 31, 2011 (the “named executive officers”).

Summary Compensation Table — 2011

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
David Pernock, Chief Executive Officer (2)	2011	450,000		—		1,464,495	(8)	—		1,914,495
	2010	415,385		—		1,036,491	(9)	104,167	(3)	1,556,043
Declan Daly, Chief Financial Officer and	2011	300,000		50,000	(4)	737,435	(10)	41,297	(5)	1,128,732
Chief Operating Officer	2010	300,000		71,500		120,761	(11)	41,297	(5)	533,558
John Maslowski, Vice President of Operations	2011	164,923		20,000		137,273	(6)	—		322,196
	2010	147,019		21,500		—		—		168,519
Laura Campbell, Vice President of Human Resources and Planning	2011	167,071	(7)	—		222,469	(12)	—		389,540

(1)	Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation for 2010, the following assumptions were made: (a) expected life (years) — 5.5 for options to Mr. Pernock and 5.25 for options to Mr. Daly; (b) volatility — 64.82% for options to Mr. Pernock and 63.26% for options to Mr. Daly; (c) dividend yield — none; and (d) discount rate — 2.38% for options to Mr. Pernock and 1.43% for options to Mr. Daly. For the purposes of making the option calculation in 2011, the following assumptions were made: (a) expected life (years) — 5.5 (for the options issued to Messrs. Pernock, Daly and Maslowski); expected life (years) — 5.75 (for the options issued to Ms. Campbell in April 2011); expected life (years) — 2.79 (for the options issued to Ms. Campbell in January 2011); (b) volatility — 61.70% (for the options issued to Mr. Maslowski and issued to Messrs. Pernock and Daly in January 2011); volatility – 61.57% (for the options issued to Messrs. Pernock and Daly in April 2011 and Ms. Campbell); (c) dividend yield — none; and (d) discount rate — 2.13% (for the options issued to Mr. Maslowski and issued to Messrs. Pernock and Daly in January 2011); discount rate — 2.48% (for the options issued to Messrs. Pernock and Daly in April 2011); discount rate — 2.49% (for the options issued to Ms. Campbell in April 2011); discount rate — 1.29% (for the options issued to Ms. Campbell in January 2011).

(2)	Mr. Pernock agreed to become our Chief Executive Officer in February 2010. All amounts shown in the table include all compensation received during 2010.
(3)	Represents a one-time payment of $100,000 for services rendered prior to becoming Chief Executive Officer, which payment was made during 2010, and $4,167 of Board fees paid prior to Mr. Pernock becoming Chief Executive Officer.
(4)	Pursuant to Mr. Daly’s employment agreement, Mr. Daly was entitled to receive a one-time bonus in the amount of $50,000 upon the U.S. Food and Drug Administration’s approval of our Biologics License Application (“BLA”) filing.
(5)	Represents a tax gross up payment made in 2010 and 2011.
(6)	In October 2009, Mr. Maslowski received an option to purchase 100,000 shares of common stock at an exercise price of $0.75 per share of which 50,000 shares vested on October 6, 2010 and 50,000 shares vested if our BLA was approved by the FDA. For 2010, the grant date fair value in our Summary Compensation Tables excluded the 50,000 shares that vested if our BLA was approved by the FDA as that portion of the option was subject to performance conditions and was not considered to be “probable” pursuant to FASB ASC Topic 718. During 2011, our BLA was approved by FDA. The above table recognizes $19,699 related to the final 50,000 shares vesting pursuant to the above option. The fair value of $137,273 represents 340,000 options granted on January 14, 2011 at an exercise price of $0.62 and 50,000 options granted in October 2009 at an exercise price of $0.75.
(7)	Ms. Campbell agreed to become our Vice President of Human Resources and Planning in April 2011, prior to which she served as a consultant. The amounts shown in the table for 2011 include all compensation earned during 2011 whether as an employee or consultant.
(8)	The fair value of $1,464,495 represents 2,100,000 options granted on January 14, 2011 at an exercise price of $0.62 and 1,500,000 options granted on April 8, 2011 at an exercise price of $0.82.
(9)	The fair value of $1,036,491 represents 1,650,000 options granted on February 1, 2010 at an exercise price of $1.08.
(10)	The fair value of $737,435 represents 1,065,000 options granted on January 14, 2011 at an exercise price of $0.62 and 750,000 options granted on April 8, 2011 at an exercise price of $0.82.
(11)	The fair value of $120,761 represents 400,000 options granted on August 24, 2010 at an exercise price of $0.55.
(12)	The fair value of $222,469 represents 150,000 options granted on January 14, 2011 at an exercise price of $0.62 and 400,000 options granted on April 1, 2011 at an exercise price of $0.75.

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at December 31, 2011.

Outstanding Equity Awards At Fiscal Year-End—2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
David Pernock	1,044,442	605,558	(1)	1.08	2/1/2020
	450,000	—		0.75	9/30/2019
	1,050,000	1,050,000	(2)	0.62	1/14/2021
	1,022,727	477,273	(3)	0.82	4/8/2021
Declan Daly	200,000	200,000	(4)	0.55	8/24/2020
	50,000	—		0.75	11/20/2019
	532,500	532,500	(5)	0.62	1/14/2021
	482,143	267,857	(6)	0.82	4/8/2021
John Maslowski	100,000	50,000		0.75	10/6/2014
	170,000	170,000	(7)	0.62	1/14/2021
Laura Campbell	75,000	75,000	(8)	0.62	1/14/2021
	100,000	300,000	(9)	0.75	4/1/2021

(1)	Of the unexercised portion of the option, 505,558 shares vest in 14 equal installments of 36,111 shares on the first day of each month commencing January 1, 2012, and 100,000 shares vest upon the closing of a strategic partnership or licensing deal.
(2)	Of the unexercised portion of the option, 525,000 shares vest on each of January 14, 2012 and 2013.
(3)	The unexercised portion of the option vest in 14 equal installments of approximately 34,091 shares on the first day of each month commencing January 1, 2012.
(4)	The unexercised portion of the option vest in 20 equal installments of 10,000 shares on the first day of each month commencing January 24, 2012.
(5)	Of the unexercised portion of the option, 266,250 shares vest on each of January 14, 2012 and 2013.
(6)	The unexercised portion of the option vest in 20 equal installments of approximately 13,393 shares on the first day of each month commencing January 1, 2012.
(7)	Of the unexercised portion of the option, 85,000 shares vest on each of January 14, 2012 and 2013.
(8)	Of the unexercised portion of the option, 37,500 shares vest on each of January 14, 2012 and 2013.
(9)	Of the unexercised portion of the option, 100,000 shares vest on each of April 1, 2012, 2013 and 2014.

None of our named executive officers has exercised any options.

Pension Benefits

None of our named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Director Compensation

In September 2009, our Board of Directors approved a compensation plan for its non-executive directors pursuant to which each such director receives an annual fee of $50,000, payable in monthly installments, and upon appointment to the Board of Directors receives an initial option grant to purchase 200,000 shares of Company common stock at the fair market value of the Company’s common stock on the date of issuance.

Director Compensation Table—2011

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	All other compensation ($)		Total ($)
Robert Langer	62,500	69,161	62,500	(4)	194,161
Kelvin Moore	62,500	69,161	—		131,661
Marc Mazur	62,500	69,161	—		131,661
George Korkos	62,500	69,161	—		131,661

(1)	Our non-executive directors each receives an annual fee of $50,000. The amounts shown above include $12,500 paid in 2011 for board fees earned in 2010.
(2)	Represents the full grant date fair value of the option grant calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation, the following assumptions were made: (a) expected life (years) — 5.5; (b) volatility — 61.70% ; (c) dividend yield — none; and (d) discount rate — 2.13%.
(3)	As of December 31, 2011, we had granted the following option awards to our non-executive directors: (i) each of Messrs. Langer and Moore held an option to purchase 200,000 shares of our common stock with an exercise price of $0.75 per share and an option to purchase 200,000 shares of our common stock with an exercise price of $0.62 per share; (ii) Mr. Mazur held an option to purchase 200,000 shares of our common stock with an exercise price of $1.04 per share and an option to purchase 200,000 shares of our common stock with an exercise price of $0.62 per share; and (iii) Dr. Korkos held an option to purchase 200,000 shares of our common stock with an exercise price of $0.82 per share and an option to purchase 200,000 shares of our common stock with an exercise price of $0.62 per share.
(4)	Consists of consulting fees. The amounts shown above include $12,500 paid in 2011 for consulting fees earned in 2010.

Equity Incentive Plan

We currently have an outstanding equity incentive plan, the Fibrocell Science, Inc. 2009 Equity Incentive Plan, as amended January 14, 2011, that permits us to grant awards in the form of incentive stock options, as defined in Section 422 of the Internal Revenue Code, or Code, as well as options which do not so qualify, called non-qualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. The purpose of the plan is to promote the interests of Fibrocell, and to motivate, attract and retain the services of the people upon whose efforts and contributions our success depends.

Management Agreements

On February 1, 2010, we entered into an employment agreement with Mr. Pernock pursuant to which Mr. Pernock agreed to serve as our Chief Executive Officer for an initial term ending February 1, 2013, which may be renewed for an additional one-year term by mutual agreement. The agreement provides for an annual salary of $450,000. Mr. Pernock is entitled to receive an annual bonus each year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Board of Directors (or the Compensation Committee of the Board of Directors, if such committee has been formed), based on criteria established by the Board of Directors (or the Compensation Committee of the Board of Directors, if such committee has been formed). The targeted amount of the annual bonus shall be 60% of Mr. Pernock’s base salary, although the actual bonus may be higher or lower. Mr. Pernock did not receive a bonus in either 2010 or 2011.

Under the agreement, Mr. Pernock was granted a ten-year option to purchase 1,650,000 shares at an exercise price per share equal to the closing price of our common stock on the date of execution of the agreement, or February 1, 2010. The options vest as follows: (i) 250,000 shares upon execution of the agreement; (ii) 100,000 shares upon the closing of a strategic partnership or licensing deal with a major partner that enables us to significantly improve and/or accelerate our capabilities in such areas as research, production, marketing and/or sales and enable us to reach or exceed our major business milestones within our strategic and operational plans, provided Mr. Pernock is the CEO on the closing date of such partnership or licensing deal (the determination of whether any partnership or licensing deal meets the foregoing criteria will be made in good faith by the Board upon the closing of such partnership or licensing deal); and (iii) 1,300,000 shares in equal 1/36th installments (or 36,111 shares per installment) monthly over a three-year period, provided Mr. Pernock is the CEO on each vesting date. The vesting of all options set forth above will accelerate upon a “change in control” as defined in the agreement, provided Mr. Pernock is employed by us within 60 days prior to the date of such change in control.

If Mr. Pernock’s employment is terminated at our election at any time, for reasons other than death, disability, cause (as defined in the agreement) or a voluntary resignation, or by Mr. Pernock for good reason (as defined in the agreement), Mr. Pernock shall be entitled to receive severance payments equal to twelve months of Mr. Pernock’s base salary and of the premiums associated with continuation of Mr. Pernock’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment; provided that if anytime within eighteen months after a change in control either (i) Mr. Pernock is terminated, at our election at any time, for reasons other than death, disability, cause or voluntary resignation, or (ii) Mr. Pernock terminates the agreement for good reason, Mr. Pernock shall be entitled to receive severance payments equal to: (1) two years of Mr. Pernock’s base salary, (2) Mr. Pernock’s most recent annual bonus payment, and (3) the premiums associated with continuation of Mr. Pernock’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment for a period of one year after termination. All severance payments shall be made in a lump sum within ten business days of Mr. Pernock’s execution and delivery of a general release of Fibrocell, its subsidiaries and affiliates and each of its officers, directors, employees, agents, successors and assigns in an acceptable form. If severance payments are being made, Mr. Pernock has agreed not to compete with us until twelve months after the termination of his employment.

On August 24, 2010, we entered into an amended and restated employment agreement with Mr. Declan Daly, which replaced and terminated his prior employment agreement with us, pursuant to which Mr. Daly agreed to serve as our Chief Operating Officer and Chief Financial Officer for an initial term ending August 24, 2013, which may be renewed for an additional one-year term by mutual agreement. The agreement provides for an annual salary of $300,000. Mr. Daly is entitled to receive an annual bonus each year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Board of Directors (or the Compensation Committee of the Board of Directors, if such committee has been formed), based on criteria established by the Board of Directors (or the Compensation Committee of the Board of Directors, if such committee has been formed). The targeted amount of the annual bonus shall be 50% of Mr. Daly’s base salary, although the actual bonus may be higher or lower.Mr. Daly did not receive a bonus in 2011 pursuant to the above provision of his agreement, although, as set forth in his employment agreement, he did receive a one-time bonus in the amount of $50,000 upon the U.S. Food and Drug Administration’s approval of our Biologics License Application filing.

Under the agreement, Mr. Daly was granted a ten-year option to purchase 400,000 shares at an exercise price per share equal to the closing price of our common stock on the date of execution of the agreement, or $0.55 per share. The options vest as follows: (i) 40,000 shares upon execution of the agreement; and (ii) 360,000 shares in equal 1/36th installments (or 10,000 shares per installment) monthly over a three-year period, provided Mr. Daly is our COO or CFO on each vesting date. The vesting of all options set forth above shall accelerate upon a “change in control” as defined in the agreement, provided Mr. Daly is employed by us within 60 days prior to the date of such change in control.

If Mr. Daly’s employment is terminated at our election at any time, for reasons other than death, disability, cause (as defined in the agreement) or a voluntary resignation, or by Mr. Daly for good reason (as defined in the agreement), Mr. Daly shall be entitled to receive severance payments equal to twelve months of Mr. Daly’s base salary and of the premiums associated with continuation of Mr. Daly’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment; provided that if anytime within eighteen months after a change in control either (i) Mr. Daly is terminated, at our election at any time, for reasons other than death, disability, cause or voluntary resignation, or (ii) Mr. Daly terminates the agreement for good reason, Mr. Daly shall be entitled to receive severance payments equal to: (1) two years of Mr. Daly’s base salary, (2) Mr. Daly’s most recent annual bonus payment, and (3) the premiums associated with continuation of Mr. Daly’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment for a period of one year after termination. All severance payments shall be made in a lump sum within ten business days of Mr. Daly’s execution and delivery of a general release of Fibrocell, its subsidiaries and affiliates and each of its officers, directors, employees, agents, successors and assigns in an acceptable form. If severance payments are being made, Mr. Daly has agreed not to compete with us until twelve months after the termination of his employment.

On September 3, 2009, we entered into a consultant agreement, pursuant to which Dr. Langer agreed to provide consulting services to us, including serving a scientific advisor. The agreement is terminable by either party on 30 days’ notice. The agreement provides Dr. Langer annual compensation of $50,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of April 17, 2012, the securities owned by each director, nominee, and named executive officer, as well as all persons we know to be beneficial owners of five percent or more of our common stock.

Name of Beneficial Owner	Common stock Beneficially Owned(1)		Percent of Class(2)
Declan Daly	2,271,250	(3)	2.3%
David Pernock	4,513,381	(4)	4.5%
Kelvin Moore	350,000	(5)	Less than 1%
Robert Langer	350,000	(5)	Less than 1%
Marc Mazur	350,000	(6)	Less than 1%
George Korkos	350,000	(7)	Less than 1%
John Maslowski	355,000	(8)	Less than 1%
Laura Campbell	312,500	(9)	Less than 1%
All Executive Officers and Directors as a Group (8 persons)	8,852,131	(10)	8.5%

Five percent or more of stockholders
Steelhead Navigator Master, L.P. (11)	9,714,032	(11)	9.9	%(11)
Merlin BioMed Private Equity Advisors, LLC (12)	4,909,091	(12)	5.2%
Baoru Wang	9,755,654	(13)	10.2	%(13)

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days of the date of this prospectus have been exercised or converted, as the case may be.

(2)	Based upon 96,278,253 shares of common stock outstanding as of April 17, 2012.
(3)	Includes 50,000 shares underlying an option exercisable at $0.75 per share, (ii) 260,000 shares underlying an option exercisable at $0.55 per share, (iii) 798,750 shares underlying an option exercisable at $0.62 per share and (iv) 562,500 shares underlying an option exercisable at $0.82 per share.
(4)	Includes: (i) 450,000 shares underlying an option exercisable at $0.75 per share; and (ii) 1,261,108 shares underlying an option exercisable at $1.08 per share (which represents the vested portion, plus the shares that will vest within 60 days of the date of this filing, of an option to purchase 1,650,000 shares issued in connection with Mr. Pernock’s employment agreement), (iii) 1,575,000 shares underlying an option exercisable at $0.62 per share and (iv) 1,227,273 shares underlying an option exercisable at $0.82 per share.
(5)	Consists of 200,000 shares underlying an option exercisable at $0.75 per share and 150,000 shares underlying an option exercisable at $0.62 per share.
(6)	Consists of 200,000 shares underlying an option exercisable at $1.04 per share and 150,000 shares underlying an option exercisable at $0.62 per share.
(7)	Consists of 200,000 shares underlying an option exercisable at $0.82 per share and 150,000 shares underlying an option exercisable at $0.62 per share.
(8)	Consists of 100,000 shares underlying an option exercisable at $0.75 per share and 255,000 shares underlying an option exercisable at $0.62 per share.
(9)	Consists of 200,000 shares at an exercise price of $0.75 per share and 112,500 shares underlying an option exercisable at $0.62 per share.
(10)	Includes options to purchase 8,252,131 shares of common stock.
(11)

The information in the table is based on the beneficial ownership of the reported entities as reported in the Schedule 13G filed August 25, 2011. The securities reported as beneficially owned by Steelhead Partners, LLC (“Steelhead”) (the “Securities”) are held by and for the benefit of Steelhead Navigator Master, L.P. (“Steelhead Navigator”). Steelhead, as the investment manager of Steelhead Navigator, and each of J. Michael Johnston and Brian K. Klein, as the member-managers of Steelhead, may be deemed to beneficially own the Securities owned by Steelhead Navigator for the purposes of Rule 13d-3 of the Exchange Act, insofar as they may be deemed to have the power to direct the voting or disposition of those Securities. Steelhead Navigator is the beneficial owner of 7,272,727 shares of our common stock, and is also the beneficial owner of a warrant to purchase up to 2,545,455 shares of our common stock (the “Warrant”). The exercise of the Warrant is subject to certain restrictions (the “Ownership Limitations”) that prohibit exercise to the extent that, after giving effect to such exercise, the holder of the Warrant (together with such holder’s affiliates) would, as result of such exercise, beneficially own in excess of 9.99% of the total number of issued and outstanding shares of our common stock (including for such purposes the shares of our common stock issued upon exercise of the Warrant). The holder of the Warrant may, however, eliminate such Ownership Limitations with respect to the shares that would be issued upon exercise of the Warrant upon 61 days’ prior notice to the issuer. Based on an aggregate of 94,796,250 shares of common stock of our outstanding as of August 22, 2011, Steelhead Navigator has the right (consistent with the Ownership Limitations), as of August 22, 2011, to acquire up to 2,441,305 shares of our common stock through the exercise of the Warrant. The business address of Steelhead is 333 108th Avenue NE, Suite 2010, Bellevue, Washington 98004. The business address of Steelhead Navigator is c/o Citco Fund Services (Bermuda) Limited, Mintflower Place, 4th Floor, 8 Par-La-Ville Road, Hamilton, Bermuda HM 08.

(12)	The information in the table is based on the beneficial ownership of the reported entities as reported in the Schedule 13G filed February 8, 2012. As of December 31, 2011, Merlin Nexus III, L.P. was the beneficial owner of 4,909,091 shares of our common stock. Merlin BioMed Private Equity Advisors, LLC (“Merlin”) is the investment manager for Merlin Nexus III, L.P. and has the power to direct the vote and disposition of the common stock held by Merlin Nexus III, L.P. and was the beneficial owner of 4,909,091 shares of common stock. Dominique Sémon is the Managing Member of Merlin. Merlin and Dominique Sémon are shown as sharing voting power and dispositive power of the same 4,909,091 shares of common stock. The business address for Merlin is 230 Park Avenue, Suite 928, New York, New York 10169.
(13)	Consists of 9,755,654 shares of common stock. In addition, Mr. Wang owns warrants and convertible preferred stock. The holder is restricted from exercising the warrants or converting the preferred stock to the extent that such exercise or conversion would result in the holder owning greater than 4.99% of our common stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,306,625		$0.74	1,493,375
Equity compensation plans not approved by security holders	600,000	(1)	$0.75	—
Total	13,906,625		$0.74	1,493,375

(1)	Consists of 600,000 shares underlying options issued to consultants outside of the 2009 Equity Incentive Plan, which have an exercise price of $0.75 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to Board policy, our executive officers and directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent committee of our Board of Directors in the case it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. All of our directors, executive officers and employees are required to report to our audit committee any such related party transaction. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee. Our audit committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion. We do not currently have an audit committee and our full Board currently performs the duties and responsibilities of the audit committee.

Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and Fibrocell and its subsidiaries and affiliates. The purpose of this review was to determine whether relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, our Board determined that Messrs. Moore, Korkos, Mazur and Langer were independent directors under the NASDAQ corporate governance standards. However, Dr. Langer would not be able to serve on our Audit Committee when such committee is formed. In determining that Dr. Langer was independent, the Board considered that we are party to a consultant agreement, pursuant to which Dr. Langer agreed to provide consulting services to us, including serving as a scientific advisor. The agreement is terminable by either party on 30 days’ notice. The agreement provides Dr.  Langer annual compensation of $50,000.

Item 14. Principal Accountant Fees and Services

Our Board of Directors selected BDO USA, LLP (“BDO”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2011. Aggregate fees for professional services rendered by BDO for the respective services for the fiscal years ended December 31, 2010 and 2011 were as follows:

	2010	2011
Audit Fee	$172,002	$147,153
Audit-Related Fees	$—	$—
Tax Fees	$29,479	$21,608
All Other Fees	$—	$—
TOTAL	$201,481	$168,761

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by BDO USA, LLP for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. There were no such fees in either fiscal 2010 or fiscal 2011.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in either fiscal 2010 or fiscal 2011.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

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

(b) Exhibits.

The following exhibits are filed as part of this annual report:

EXHIBIT NO. IDENTIFICATION OF EXHIBIT

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

2.1	Debtors’ First Amended Joint Plan of Reorganization dated July 30, 2009 and Disclosure Statement (filed as Exhibit 10.2 to the Company’s Form 10-Q for quarter ended June 30, 2009, filed on August 12, 2009 and as Exhibit 99.1 to our Form 8-K filed September 2, 2009)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed September 2, 2009)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K filed September 2, 2009)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed October 14, 2009)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated July 16, 2010. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed July 20, 2010).

3.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. (incorporated by reference to Exhibit 3.2 to our Form 8-K filed December 8, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form 10-Q filed November 23, 2009)

4.2	Form of Class A/B Common Stock Purchase Warrant issued in October 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 14, 2009)

4.3	Form of 12.5% Promissory Note (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 10, 2009)

4.4	Form of Placement Agent Warrant issued in November 2009 offering (incorporated by reference to Exhibit 4.2 to our Form 10-Q filed November 23, 2009)

4.5	Common Stock Purchase Warrant issued in March 2010 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 3, 2010)

4.6	Form of Common Stock Purchase Warrant issued in July 2010 Series B preferred stock offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed July 20, 2010)

4.7	Form of Placement Agent Warrant issued in July 2010 Series B preferred stock offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed July 20, 2010)

4.8	Form of Common Stock Purchase Warrant used for Series B preferred stock offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed October 22, 2010).

4.9	Form of Common Stock Purchase Warrant used for the Series D preferred stock offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 15, 2011).

4.10	Common Stock Purchase Warrant issued in August 2011 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 4, 2011)

10.1	Securities Purchase Agreement dated October 13, 2009 between the Company and the Series A Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 14, 2009)

10.2	Amended and Restated Employment Agreement between the Company and Declan Daly dated August 24, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 27, 2010)

10.3	Consulting Agreement between the Company and Robert Langer (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed November 23, 2009)

10.4	2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.5 to our Form S-8 filed March 3, 2011)

10.5	Lease Agreement between Isolagen, Inc and The Hankin Group dated April 7, 2005 (previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005)

10.6	Purchase Option Agreement between Isolagen, Inc and 405 Eagleview Associates dated April 7, 2005 (previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005)

10.7	Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners (previously filed as an exhibit to the company’s amended Form S-1, as filed on October 24, 2003)

10.8	Employment Agreement between the Company and David Pernock (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 1, 2010)

10.9	Securities Purchase Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 3, 2010)

10.10	Registration Rights Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed March 3, 2010)

10.11	Registration Rights Agreement between the Company and the Series A Preferred Stock Purchasers, dated October 13, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed October 14, 2009)

10.12	Securities Purchase Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 20, 2010)

10.13	Form of Registration Rights Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 20, 2010)

10.14	Form of Securities Purchase Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 4.1 of the Form 8-K filed October 22, 2010).

10.15	Securities Purchase Agreement dated August 3, 2011 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 4, 2011)

10.16	Registration Rights Agreement dated August 3, 2011 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 4, 2011)

10.17	Amendment to Lease Agreement between Fibrocell Science, Inc. and The Hankin Group dated February 17, 2012 (incorporated by reference to Exhibit 10.17 to our Form 10-K for the fiscal year ended December 31, 2011)

21	List of Subsidiaries (previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

23.1	Consent of BDO USA, LLP (previously filed as Exhibit 23.1 to our Form 10-K for the fiscal year ended December 31, 2011)

*31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document. (previously filed to our Form 10-K for the fiscal year ended December 31, 2011)

101.SCH	XBRL Taxonomy Extension Schema Document. (previously filed to our Form 10-K for the fiscal year ended December 31, 2011)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (previously filed to our Form 10-K for the fiscal year ended December 31, 2011)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (previously filed to our Form 10-K for the fiscal year ended December 31, 2011)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (previously filed to our Form 10-K for the fiscal year ended December 31, 2011)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (previously filed to our Form 10-K for the fiscal year ended December 31, 2011)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ David Pernock David Pernock Chief Executive Officer

Date: April 23, 2012

FIBROCELL SCIENCE, INC.

By:	/s/ Declan Daly Declan Daly Chief Financial Officer

Date: April 23, 2012