Form 10-Q
period 2012-03-31
Fibrocell Science, Inc.
filed 2012-05-15
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 9, 2012, issuer had 96,278,253 shares issued and outstanding of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial statements.

Fibrocell Science, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,177,589	$10,798,995
Accounts receivable, net	242,427	215,714
Inventory, net	604,511	266,348
Prepaid expenses and other current assets	993,800	1,217,596

Total current assets	6,018,327	12,498,653
Property and equipment, net of accumulated depreciation of $218,794 and $165,841, respectively	1,602,586	1,433,938
Intangible assets and other assets, net	6,203,066	6,340,906

Total assets	$13,823,979	$20,273,497

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit and Noncontrolling Interest
Current liabilities:
Current debt	$6,943,801	$6,730,861
Accounts payable	955,823	1,899,045
Accrued expenses	941,258	926,141
Deferred revenue	98,542	55,400

Total current liabilities	8,939,424	9,611,447
Deferred tax liability	2,445,652	2,500,000
Warrant liability	13,588,000	13,087,000
Derivative liability	415,352	533,549
Other long-term liabilities	105,505	142,002

Total liabilities	25,493,933	25,873,998

Commitments	—	—
Preferred stock series A, $0.001 par value; 9,000 shares authorized; 3,250 shares issued; 0 shares outstanding	—	—
Preferred stock series B, $0.001 par value; 9,000 shares authorized; 4,640 shares issued; 0 shares outstanding	—	—
Preferred stock series D, $0.001 par value; 8,000 shares authorized; 7,779 shares issued, and 3,441 and 3,641 shares outstanding, respectively	—	—
Fibrocell Science, Inc. shareholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 96,078,253 and 95,678,255 issued and outstanding, respectively	96,078	95,678
Common stock-subscription receivable	(550,020)	(550,020)
Additional paid-in capital	44,071,954	43,734,339
Accumulated deficit during development stage	(55,767,749)	(49,349,080)

Total Fibrocell Science, Inc. shareholders’ deficit	(12,149,737)	(6,069,083)

Noncontrolling interest	479,783	468,582

Total deficit and noncontrolling interest	(11,669,954)	(5,600,501)

Total liabilities, preferred stock, shareholders’ deficit and noncontrolling interest	$13,823,979	$20,273,497

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

	Successor	Successor	Successor	Predecessor
	For the three months ended March 31, 2012	For the three months ended March 31, 2011	Cumulative period from September 1, 2009 (date of inception) to March 31, 2012	Cumulative period from December 28, 1995 (date of inception) to August 31, 2009
Revenue
Product sales	$214,540	$208,636	$2,293,085	$4,818,994
License fees	—	—	—	260,000

Total revenue	214,540	208,636	2,293,085	5,078,994
Cost of sales	1,674,226	97,858	2,822,796	2,279,335

Gross profit (loss)	(1,459,686)	110,778	(529,711)	2,799,659
Selling, general and administrative expenses	3,798,501	2,354,383	26,233,924	84,805,520
Research and development expenses	479,564	1,616,529	14,959,599	56,269,869

Operating loss	(5,737,751)	(3,860,134)	(41,723,234)	(138,275,730)
Other income (expense)
Interest income	—	—	1	6,989,539
Reorganization items, net	—	—	(69,174)	73,538,984
Other income	—	—	244,479	316,338
Warrant expense	(501,000)	(6,296,330)	(6,048,010)	—
Derivative revaluation income (expense)	34,041	(6,620,726)	(5,417,477)	—
Interest expense	(248,787)	(273,408)	(2,603,022)	(18,790,218)

Loss from continuing operations before income taxes	(6,453,497)	(17,050,598)	(55,616,437)	(76,221,087)
Income tax benefit	54,348	—	54,348	190,754

Loss from continuing operations	(6,399,149)	(17,050,598)	(55,562,089)	(76,030,333)
Loss from discontinued operations	(8,319)	(12,116)	(108,859)	(41,091,311)

Net loss	(6,407,468)	(17,062,714)	(55,670,948)	(117,121,644)
Deemed dividend associated with beneficial conversion	—	—	—	(11,423,824)
Preferred stock dividends	—	—	—	(1,589,861)
Net (income)/loss attributable to noncontrolling interest	(11,201)	(19,656)	(96,801)	1,799,523

Net loss attributable to Fibrocell Science, Inc. common shareholders.	$(6,418,669)	$(17,082,370)	$(55,767,749)	$(128,335,806)

Per share information:
Loss from continuing operations-basic and diluted	$(0.07)	$(0.80)	$(1.41)	$(4.30)
Loss from discontinued operations-basic and diluted	—	—	—	(2.32)
Income (loss) attributable to noncontrolling interest	—	—	—	0.10
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(0.65)
Preferred stock dividends	—	—	—	(0.09)

Net loss attributable to common shareholders per common share—basic and diluted	$(0.07)	$(0.80)	$(1.41)	$(7.26)

Comprehensive loss	$(6,418,669)	$(17,082,370)	$(55,767,749)	$(128,335,806)

Weighted average number of basic and diluted common shares outstanding	95,816,713	21,230,249	39,681,022	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 12/28/95	—	$—	—	$—	2,285,291	$2,285	$(1,465)	—	$—	$—	$—	$820
Issuance of common stock for cash on 11/7/96	—	—	—	—	11,149	11	49,989	—	—	—	—	50,000
Issuance of common stock for cash on 11/29/96	—	—	—	—	2,230	2	9,998	—	—	—	—	10,000
Issuance of common stock for cash on 12/19/96	—	—	—	—	6,690	7	29,993	—	—	—	—	30,000
Issuance of common stock for cash on 12/26/96	—	—	—	—	11,148	11	49,989	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	—	(270,468)	(270,468)

Balance, 12/31/96 (Predecessor)	—	$—	—	$—	2,316,508	$2,316	$138,504	—	$—	$—	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	—	—	—	—	21,182	21	94,979	—	—	—	—	95,000
Issuance of common stock for services on 9/1/97	—	—	—	—	11,148	11	36,249	—	—	—	—	36,260
Issuance of common stock for services on 12/28/97	—	—	—	—	287,193	287	9,968	—	—	—	—	10,255
Net loss	—	—	—	—	—	—	—	—	—	—	(52,550)	(52,550)

Balance, 12/31/97(Predecessor)	—	$—	—	$—	2,636,031	$2,635	$279,700	—	$—	$—	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 8/23/98	—	$—	—	$—	4,459	$4	$20,063	—	$—	$—	$—	$20,067
Repurchase of common stock on 9/29/98	—	—	—	—	—	—	—	2,400	(50,280)	—	—	(50,280)
Net loss	—	—	—	—	—	—	—	—	—	—	(195,675)	(195,675)

Balance, 12/31/98 (Predecessor)	—	$—	—	$—	2,640,490	$2,639	$299,763	2,400	$(50,280)	$—	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	—	—	—	—	52,506	53	149,947	—	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,306,778)	(1,306,778)

Balance, 12/31/99 (Predecessor)	—	$—	—	$—	2,692,996	$2,692	$449,710	2,400	$(50,280)	$—	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	—	—	—	—	53,583	54	1,869	—	—	—	—	1,923
Issuance of common stock for services on 3/1/00	—	—	—	—	68,698	69	(44)	—	—	—	—	25
Issuance of common stock for services on 4/4/00	—	—	—	—	27,768	28	(18)	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	(807,076)	(807,076)

Balance, 12/31/00 (Predecessor)	—	$—	—	$—	2,843,045	$2,843	$451,517	2,400	$(50,280)	$—	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for services on 7/1/01	—	$—	—	$—	156,960	$157	$(101)	—	$—	$—	$—	$56
Issuance of common stock for services on 7/1/01	—	—	—	—	125,000	125	(80)	—	—	—	—	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	—	—	—	—	70,000	70	328,055	—	—	—	—	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	—	—	—	—	1,750,000	1,750	1,609,596	—	—	—	—	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	—	—	—	—	208,972	209	135,458	—	—	—	—	135,667
Issuance of common stock for bridge financing on 8/10/01	—	—	—	—	300,000	300	(192)	—	—	—	—	108
Retirement of treasury stock on 8/10/01	—	—	—	—	—	—	(50,280)	(2,400)	50,280	—	—	—
Issuance of common stock for net assets of Gemini on 8/10/01	—	—	—	—	3,942,400	3,942	(3,942)	—	—	—	—	—
Issuance of common stock for net assets of AFH on 8/10/01	—	—	—	—	3,899,547	3,900	(3,900)	—	—	—	—	—
Issuance of common stock for cash on 8/10/01	—	—	—	—	1,346,669	1,347	2,018,653	—	—	—	—	2,020,000
Transaction and fund raising expenses on 8/10/01	—	—	—	—	—	—	(48,547)	—	—	—	—	(48,547)
Issuance of common stock for services on 8/10/01	—	—	—	—	60,000	60	—	—	—	—	—	60
Issuance of common stock for cash on 8/28/01	—	—	—	—	26,667	27	39,973	—	—	—	—	40,000
Issuance of common stock for services on 9/30/01	—	—	—	—	314,370	314	471,241	—	—	—	—	471,555

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Uncompensated contribution of services—3rd quarter	—	$—	—	$—	—	$—	$55,556	—	$—	$—	$—	$55,556
Issuance of common stock for services on 11/1/01	—	—	—	—	145,933	146	218,754	—	—	—	—	218,900
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	—	$—	—	$—	15,189,563	$15,190	$5,321,761	—	$—	$—	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	—	—	—	—	2,817,331	—	—	—	—	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	—	—	—	—	2,772,239	—	—	—	—	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	—	—	—	—	2,473,380	—	—	—	—	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	—	—	—	—	712,991	—	—	—	—	713,221
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	—	—	—	—	233,886	—	—	—	—	233,961
Issuance of common stock for cash on 8/1/02	—	—	—	—	38,400	38	57,562	—	—	—	—	57,600
Issuance of warrants for services on 9/06/02	—	—	—	—	—	—	103,388	—	—	—	—	103,388
Uncompensated contribution of services—3rd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Uncompensated contribution of services—4th quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for dividends	143,507	144	—	—	—	—	502,517	—	—	—	(502,661)	—
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	10,178,944	—	—	—	(10,178,944)	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,875	—	13,875

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,419,180)

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	—	$—	15,227,963	$15,228	$25,573,999	—	$—	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 1/7/03	—	$—	—	$—	61,600	$62	$92,338	—	$—	$—	$—	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	—	—	—	—	100,000	100	539,900	—	—	—	—	540,000
Cancellation of common stock on 3/31/03	—	—	—	—	(79,382)	(79)	(119,380)	—	—	—	—	(119,459)
Uncompensated contribution of services—1st quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock for cash on 5/9/03	—	—	110,250	110	—	—	2,773,218	—	—	—	—	2,773,328
Issuance of preferred stock for cash on 5/16/03	—	—	45,500	46	—	—	1,145,704	—	—	—	—	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	—	—	147,062	147	40,626	—	—	—	—	40,701
Conversion of warrants into common stock—2nd qtr	—	—	—	—	114,598	114	(114)	—	—	—	—	—
Uncompensated contribution of services—2nd quarter	—	—	—	—	—	—	100,000	—	—	—	—	100,000
Issuance of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	1,244,880	—	—	—	(1,244,880)	—
Issuance of common stock for cash—3rd qtr	—	—	—	—	202,500	202	309,798	—	—	—	—	310,000
Issuance of common stock for cash on 8/27/03	—	—	—	—	3,359,331	3,359	18,452,202	—	—	—	—	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	—	—	—	—	(78,809)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	212,834	213	(213)	—	—	—	—	—
Compensation expense on warrants issued to non-employees	—	—	—	—	—	—	412,812	—	—	—	—	412,812
Issuance of common stock for cash—4th qtr	—	—	—	—	136,500	137	279,363	—	—	—	—	279,500
Conversion of warrants into common stock—4th qtr	—	—	—	—	393	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	360,505	—	360,505

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,907,789)

Balance, 12/31/03 (Predecessor)	—	$—	—	$—	26,672,192	$26,672	$50,862,258	—	$—	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount
			Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Conversion of warrants into common stock—1st qtr	—	$—	—	$—	78,526	$79	$(79)	—	$—	$—	$—	$—
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	94,985	—	—	—	—	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	—	—	—	—	4,000	4	7,716	—	—	—	—	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	—	—	—	—	—	—	1,410,498	—	—	—	—	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	—	—	—	—	51,828	52	(52)	—	—	—	—	—
Issuance of common stock for cash—2nd qtr	—	—	—	—	7,200,000	7,200	56,810,234	—	—	—	—	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	—	—	—	—	—	—	143,462	—	—	—	—	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	—	—	—	—	7,431	7	(7)	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	110,000	110	189,890	—	—	—	—	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	—	—	—	—	28,270	28	59,667	—	—	—	—	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	—	—	—	—	—	—	229,133	—	—	—	—	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	—	—	—	—	27,652	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	—	—	—	—	—	—	127,497	—	—	—	—	127,497
Purchase of treasury stock—4th qtr	—	—	—	—	—	—	—	4,000,000	(25,974,000)	—	—	(25,974,000)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	79,725	—	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10,005	—	10,005

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,384,739)

Balance, 12/31/04 (Predecessor)	—	$—	—	$—	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount
			Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	$—	—	$—	25,000	$25	$74,975	—	$—	$—	$—	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	—	—	—	—	—	—	33,565	—	—	—	—	33,565
Conversion of warrants into common stock—2nd qtr	—	—	—	—	27,785	28	(28)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	(61,762)	—	—	—	—	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	(137,187)	—	—	—	—	(137,187)
Conversion of warrants into common stock—3rd qtr	—	—	—	—	12,605	12	(12)	—	—	—	—	—
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	18,844	—	—	—	—	18,844
Compensation expense on acceleration of options—4th qtr	—	—	—	—	—	—	14,950	—	—	—	—	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	—	—	—	—	—	—	606	—	—	—	—	606
Conversion of predecessor company shares	—	—	—	—	94	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,372,600)	—	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity	—	—	—	—	—	—	—	—	—	133,851	—	133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,005)	—	(10,005)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(37,026,338)

Balance, 12/31/05 (Predecessor)	—	$—	—	$—	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount			Noncontrolling Interest
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$42,810	—	$—	$—	$—	$—	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	46,336	—	—	—	—	—	46,336
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	128,750	129	23,368	—	—	—	—	—	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	96,177	—	—	—	—	—	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	407,012	—	—	—	—	—	407,012
Compensation expense on restricted stock to employees—2nd qtr	—	—	—	—	—	—	4,210	—	—	—	—	—	4,210
Cancellation of unvested restricted stock – 2nd qtr	—	—	—	—	(97,400)	(97)	97	—	—	—	—	—	—
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	—	—	—	—	10,000	10	16,490	—	—	—	—	—	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	—	—	—	—	—	—	25,627	—	—	—	—	—	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	389,458	—	—	—	—	—	389,458
Compensation expense on restricted stock to employees—3rd qtr	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	76,000	76	156,824	—	—	—	—	—	156,900
Acquisition of Agera	—	—	—	—	—	—	—	—	—	—	—	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	—	—	—	—	—	—	34,772	—	—	—	—	—	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	390,547	—	—	—	—	—	390,547
Compensation expense on restricted stock to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Cancellation of unvested restricted stock award—4th qtr	—	—	—	—	(15,002)	(15)	15	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,821,406)	(78,132)	(35,899,538)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	657,182	—	—	657,182

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,242,356)

Balance 12/31/06 (Predecessor)	—	$—	—	$—	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(127,073,044)	$2,104,373	$(39,519,209)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount			Noncontrolling Interest
Compensation expense on options and warrants issued to non-employees—1st qtr	—	$—	—	$—	—	$—	$39,742	—	$—	$—	$—	$—	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	448,067	—	—	—	—	—	448,067
Compensation expense on restricted stock issued to employees—1st qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	—	—	—	—	15,000	15	23,085	—	—	—	—	—	23,100
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,178,483	—	—	—	—	—	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	—	—	—	—	—	—	39,981	—	—	—	—	—	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	462,363	—	—	—	—	—	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	478,795	—	—	—	—	—	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Issuance of common stock upon exercise of warrants—3rd qtr	—	—	—	—	492,613	493	893,811	—	—	—	—	—	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	—	—	—	—	6,767,647	6,767	13,745,400	—	—	—	—	—	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	—	—	—	—	1,666	2	3,164	—	—	—	—	—	3,166
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	378,827	—	—	—	—	—	378,827
Compensation expense on restricted stock issued to employees—4th qtr	—	—	—	—	—	—	88	—	—	—	—	—	88
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,573,114)	(246,347)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	846,388	—	—	846,388

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,973,073)

Balance 12/31/07 (Predecessor)	—	$—	—	$—	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(162,646,158)	$1,858,026	$(56,792,935)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage		Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount			Noncontrolling Interest
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$44,849	—	$—	$—	$—	$—	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	151,305	—	—	—	—	—	151,305
Expense in connection with modification of employee stock options —1st qtr	—	—	—	—	—	—	1,262,815	—	—	—	—	—	1,262,815
Retirement of restricted stock	—	—	—	—	(165)	(1)	—	—	—	—	—	—	(1)
Compensation expense on vested options related to non-employees—2nd qtr	—	—	—	—	—	—	62,697	—	—	—	—	—	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	193,754	—	—	—	—	—	193,754
Compensation expense on vested options related to non-employees—3rd qtr	—	—	—	—	—	—	166,687	—	—	—	—	—	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	—	—	—	—	—	—	171,012	—	—	—	—	—	171,012
Compensation expense on vested options related to non-employees—4th qtr	—	—	—	—	—	—	(86,719)	—	—	—	—	—	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	—	—	—	—	—	—	166,196	—	—	—	—	—	166,196
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(31,411,179)	(1,680,676)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	—	—	—	—	—	—	—	—	—	(2,152,569)	—	—	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,433,643	—	—	1,433,643

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,810,781)

Balance 12/31/08 (Predecessor)	—	$—	—	$—	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$—	$(194,057,337)	$177,350	$(88,471,121)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage		Total Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount			Noncontrolling Interest
Compensation expense on vested options related to non-employees—1st qtr	—	$—	—	$—	—	$—	$1,746	—	$—	$—	$—	$—	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	—	—	—	—	—	—	138,798	—	—	—	—	—	138,798
Conversion of debt into common stock – 1st qtr 2009	—	—	—	—	37,564	38	343,962	—	—	—	—	—	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	—	—	—	—	—	—	112,616	—	—	—	—	—	112,616
Conversion of debt into common stock – 2nd qtr 2009	—	—	—	—	1,143,324	1,143	10,468,857	—	—	—	—	—	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	—	—	—	—	—	—	35,382	—	—	—	—	—	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	—	—	—	—	—	—	294,912	—	—	—	—	—	294,912
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	65,721,531	205,632	65,927,163

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	65,927,163

Balance 8/31/09 (Predecessor)	—	—	—	—	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$—	$(128,335,806)	$382,982	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	—	—	—	—	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	—	—	—	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	128,335,806	—	128,335,806

Balance 9/1/09 (Predecessor)	—	—	—	—	—	—	(7,688,831)	—	—	—	—	382,982	(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	—	—	—	—	11,400,000	11,400	5,460,600	—	—	—	—	—	5,472,000

Balance 9/1/09 (Successor)	—	—	—	—	11,400,000	11,400	(2,228,231)	—	—	—	—	382,982	(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	—	—	—	—	2,666,666	2,667	1,797,333	—	—	—	—	—	1,800,000
Issuance of common stock on Oct. 28, 2009	—	—	—	—	25,501	25	58,627	—	—	—	—	—	58,652
Compensation expense on shares issued to management	—	—	—	—	600,000	600	167,400	—	—	—	—	—	168,000
Compensation expense on option awards issued to directors	—	—	—	—	—	—	326,838	—	—	—	—	—	326,838
Compensation expense on option awards issued to non-employees	—	—	—	—	—	—	386,380	—	—	—	—	—	386,380
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(5,049,999)	15,493	(5,034,506)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,034,506)

Balance 12/31/09 (Successor)	—	$—	—	$—	14,692,167	$14,692	$508,347	—	$—	$—	$(5,049,999)	$398,475	$(4,128,485)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage		Total Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount			Noncontrolling Interest
Issuance of 5.1 million shares of common stock in March 2010, net of issuance costs of $338,100	—	$—	—	$—	5,076,664	$5,077	$3,464,323	—	$—	$—	$—	$—	$3,469,400
Warrant fair value associated with common shares issued in March 2010	—	—	—	—	—	—	(2,890,711)	—	—	—	—	—	(2,890,711)
Compensation expense on shares issued to management – 1Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-1Q10	—	—	—	—	—	—	324,377	—	—	—	—	—	324,377
Compensation expense on option awards issued to non-employees-1Q10	—	—	—	—	—	—	18,391	—	—	—	—	—	18,391
Compensation expense on shares issued to management – 2Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q10	—	—	—	—	—	—	222,011	—	—	—	—	—	222,011
Compensation expense on option awards issued to non-employees-2Q10	—	—	—	—	—	—	33,206	—	—	—	—	—	33,206
Compensation expense on shares issued to management – 3Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-3Q10	—	—	—	—	—	—	183,231	—	—	—	—	—	183,231
Compensation expense on option awards issued to non-employees-3Q10	—	—	—	—	—	—	7,724	—	—	—	—	—	7,724
Compensation expense on shares issued to management – 4Q10	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-4Q10	—	—	—	—	—	—	104,094	—	—	—	—	—	104,094
Compensation expense on option awards issued to non-employees-4Q10	—	—	—	—	—	—	27,507	—	—	—	—	—	27,507
Preferred Stock Series A conversion	—	—	—	—	606,667	607	363,393	—	—	—	—	—	364,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(12,931,531)	51,898	(12,879,633)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,879,633)

Balance 12/31/10 (Successor)	—	$—	—	$—	20,375,498	$20,376	$2,437,893	—	$—	$—	$(17,981,530)	$450,373	$(15,072,888)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage		Total Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable		Number of Shares	Amount			Noncontrolling Interest
Compensation expense on shares issued to management – 1Q11	—	$—	—	$—	—	$—	$—	$18,000	—	$—	$—	$—	$—	$18,000
Compensation expense on option awards issued to directors/employees-1Q11	—	—	—	—	—	—	—	995,551	—	—	—	—	—	995,551
Compensation expense on option awards issued to non-employees-1Q11	—	—	—	—	—	—	—	38,203	—	—	—	—	—	38,203
Preferred Stock warrants exercised - 1Q11	—	—	—	—	289,599	289	—	241,542	—	—	—	—	—	241,831
Preferred Stock Series A and B converted - 1Q11	—	—	—	—	3,894,000	3,894	—	323,919	—	—	—	—	—	327,813
Compensation expense on shares issued to management – 2Q11	—	—	—	—	—	—	—	18,000	—	—	—	—	—	18,000
Compensation expense on option awards issued to directors/employees-2Q11	—	—	—	—	—	—	—	1,082,503	—	—	—	—	—	1,082,503
Compensation expense on option awards issued to non-employees-2Q11	—	—	—	—	—	—	—	250,473	—	—	—	—	—	250,473
Preferred Stock warrants exercised – 2Q11	—	—	—	—	7,230,103	7,230	—	6,065,727	—	—	—	—	—	6,072,957
Preferred Stock Series A, B and D converted - 2Q11	—	—	—	—	11,554,000	11,554	—	4,546,768	—	—	—	—	—	4,558,322
Issuance of 1.9 million shares of common stock and 0.2 warrants in June 2011, net of issuance costs of $0.1 million	—	—	—	—	1,908,889	1,909	—	1,578,651	—	—	—	—	—	1,580,560
Stock option exercised	—	—	—	—	246,141	246	—	(246)	—	—	—	—	—	—
Compensation expense on shares issued to management - 3Q11	—	—	—	—	—	—	—	12,000	—	—	—	—	—	12,000
Compensation expense on option awards issued to directors/employees/consultants -3Q11	—	—	—	—	—	—	—	225,235	—	—	—	—	—	225,235
Preferred Stock warrants exercised - 3Q11	—	—	—	—	890,564	891	—	944,485	—	—	—	—	—	945,376
Preferred Stock Series A, B and D converted - 3Q11	—	—	—	—	7,480,000	7,480	—	3,546,584	—	—	—	—	—	3,554,064
Issuance of 41.4 million shares of common stock and 15.7 warrants in August 2011, net of issuance costs of $1.6 million	—	—	—	—	41,409,461	41,409	(550,020)	21,096,029	—	—	—	—	—	20,587,418
Compensation expense on option awards issued to directors/employees/consultants-4Q11	—	—	—	—	—	—	—	259,985	—	—	—	—	—	259,985
Preferred Stock Series D converted - 4Q11	—	—	—	—	400,000	400	—	53,037	—	—	—	—	—	53,437
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,367,550)	18,209	(31,349,341)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,349,341)

Balance 12/31/11 (Successor)	—	$—	—	$—	95,678,255	$95,678	$(550,020)	$43,734,339	—	$—	$—	$(49,349,080)	$468,582	$(5,600,501)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage		Total Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable		Number of Shares	Amount			Noncontrolling Interest
Compensation expense on option awards issued to directors/employees-1Q12	—	—	—	—	—	—	—	278,959	—	—	—	—	—	278,959
Compensation expense on option awards issued to non-employees-1Q12	—	—	—	—	—	—	—	28,483	—	—	—	—	—	28,483
Preferred Stock Series D converted - 1Q12	—	—	—	—	400,000	400	—	30,173	—	—	—	—	—	30,573
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,418,669)	11,201	(6,407,468)

Balance 3/31/12 (Successor)	—	$—	—	$—	96,078,255	$96,078	$(550,020)	$44,071,954	—	$—	$—	$(55,767,749)	$479,783	$(11,669,954)

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Successor	Successor	Successor	Predecessor
	For the three months ended March 31, 2012	For the three months ended March 31, 2011	Cumulative period from September 1, 2009 (date of inception) to March 31, 2012	Cumulative period from December 31, 1995 (date of inception) to August 31, 2009
Cash flows from operating activities:
Net loss attributable to Fibrocell Science, Inc. common shareholders	$(6,407,468)	$(17,062,714)	$(55,670,948)	$(117,121,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Reorganization items, net	—	—	72,477	(74,648,976)
Expense related to stock-based compensation	307,442	1,051,754	5,081,151	10,608,999
Warrant expense	501,000	6,296,330	6,048,010	—
Derivative revaluation expense	(34,041)	6,620,726	5,417,477	—
Deferred tax benefit	(54,348)	—	(54,348)	—
Uncompensated contribution of services	—	—	—	755,556
Depreciation and amortization	190,793	2,473	356,634	9,091,990
Provision for doubtful accounts	(16,339)	(8,372)	(53,075)	337,810
Provision for excessive and/or obsolete inventory	10,132	5,387	(84,075)	259,427
Amortization of debt issue costs	100,000	—	100,000	4,107,067
Amortization of debt discounts on investments	—	—	—	(508,983)
Loss on disposal or impairment of property and equipment	—	—	—	17,668,477
Foreign exchange gain on substantial liquidation of foreign entity	(441)	(859)	(10,349)	(2,256,408)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in accounts receivable	(10,374)	65,924	57,332	(91,496)
Decrease (increase) in other receivables	(1)	1,674	(241)	218,978
Decrease (increase) in inventory	(348,295)	(45,649)	(251,817)	(455,282)
Decrease (increase) in prepaid expenses	123,809	221,449	(515,664)	34,341
Decrease in other assets	—	—	4,120	71,000
Increase (decrease) in accounts payable	(943,222)	(555,196)	818,422	57,648
Increase in accrued expenses, liabilities subject to compromise and other liabilities	229,207	238,320	1,875,636	3,311,552
Increase (decrease) in deferred revenue	43,142	14,000	98,542	(50,096)

Net cash used in operating activities	(6,309,004)	(3,154,753)	(36,710,716)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	—	—	—	(2,016,520)
Purchase of property and equipment	(221,601)	(17,491)	(1,821,380)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	—	—	—	6,542,434
Purchase of investments	—	—	—	(152,998,313)
Proceeds from sales and maturities of investments	—	—	—	153,507,000

Net cash used in investing activities	(221,601)	(17,491)	(1,821,380)	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	—	—	—	91,450,000
Offering costs associated with the issuance of convertible debt	—	—	—	(3,746,193)
Offering costs associated with the issuance of debt	—	—	(100,000)	—
Proceeds from notes payable to shareholders, net	—	—		135,667
Proceeds from the issuance of redeemable preferred stock series A, net	—	—	2,870,000	12,931,800
Proceeds from the issuance of redeemable preferred stock series B, net	—	193,200	4,212,770	—
Proceeds from the issuance of redeemable preferred stock series D, net	—	5,642,780	7,152,180	—
Proceeds from the exercise of warrants	—	—	2,418,646	—
Proceeds from the issuance of common stock, net	—	—	27,437,378	93,753,857
Costs associated with secured loan and debtor-in-possession loan	—	—	—	(360,872)
Proceeds from secured loan	—	—	—	500,471
Proceeds from debtor-in-possession loan	—	—	—	2,750,000
Payments on insurance loan	(35,848)	(24,139)	(202,000)	(79,319)
Principal payments on 12.5% note payable	—	—	(1,283,321)	—
Cash dividends paid on preferred stock	(55,742)	(198,227)	(818,588)	(1,087,200)
Cash paid for fractional shares of preferred stock	—	—	—	(38,108)
Merger and acquisition expenses	—	—	—	(48,547)
Repurchase of common stock	—	—	—	(26,024,280)

Net cash provided (used) by financing activities	(91,590)	5,613,614	41,687,065	170,137,276

Effect of exchange rate changes on cash balances	789	1,030	12,344	(36,391)
Net increase (decrease) in cash and cash equivalents	(6,621,406)	2,442,400	3,167,313	1,010,276
Cash and cash equivalents, beginning of period	10,798,995	867,738	1,010,276	—

Cash and cash equivalents, end of period	$4,177,589	$3,310,138	$4,177,589	$1,010,276

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

The Company is a cellular aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. The Company’s approved and clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced in the Company’s proprietary Fibrocell Process. The Company’s lead product, LAVIV™ (LAVIV), is the first and only personalized aesthetic cell therapy approved by the FDA for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults. The Company also markets a skin care line with broad application in core target markets through its consolidated subsidiary, Agera. The Company owns 57% of the outstanding shares of Agera.

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”). The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Note 3— Development-Stage Risks and Liquidity

The Company has been primarily engaged in developing its initial product technology, and the Successor has incurred losses since inception and has a deficit accumulated during the development stage of $55,767,749 as of March 31, 2012. The Company anticipates incurring additional losses until such time that it can generate significant sales of its recently approved FDA product, LAVIV. As of March 31, 2012, we had cash and cash equivalents of $4.2 million and negative working capital of $2.9 million. This includes approximately $7.0 million of outstanding debt which is due in June 2012. Subsequent to March 31, 2012, the Company received financing of $3.0 million, net of commissions and non-accountable expenses. The Company will still need to access the capital markets in the near future in order to continue to fund future operations. There is no guarantee that any such additional required financing will be available on terms satisfactory to the Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

As a result of the conditions discussed above, and in accordance with GAAP, there exists doubt about the Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the future.

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

Intangible assets

Effective January 1, 2012 the Company has launched LAVIV and is now generating revenue. As a result the intangible asset related to research and development assets related to the Company’s primary study is considered a finite-lived intangible asset and is being amortized over 12 years. For the three months ended March 31, 2012, the Company amortized $137,840 for the intangible asset.

Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income (loss) per share data

Basic and diluted net loss attributable to common stockholders per share is calculated by dividing net loss income attributable to common stockholders by the weighted-average number of common shares outstanding. For all periods presented, the outstanding shares of common stock options, preferred and common warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basis and dilutive loss per share are the same.

The following potentially dilutive securities have been excluded from the calculations of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2012	2011
Shares of convertible preferred stock	6,882,000	13,358,000
Shares underlying options outstanding	14,113,875	10,685,000
Shares underlying warrants outstanding	49,135,602	43,474,167
Unvested restricted stock	—	150,000

Adoption of Standards

In May 2011, the FASB ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain fair value measurement principles and disclosure requirements. We adopted this ASU January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We adopted this ASU January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. This ASU defers certain provisions of ASU 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which comprehensive income is presented for both interim and annual periods. This requirement is indefinitely deferred by this ASU and will be further deliberated by the FASB at a future date. The new ASU is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, the same as that for the unaffected provisions of ASU 2011-05. We adopted this ASU January 1, 2012.

Note 5—Supplemental Cash Flow Information

The following table contains additional cash flow information for the periods reported.

	Successor			Predecessor
	For the three months ended March 31, 2012	For the three months ended March 31, 2011	Cumulative period from September 1, 2009 (date of inception) to March 31, 2012	Cumulative period from December 31, 1995 (date of inception) to August 31, 2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$435,096	$12,715,283
Non-cash investing and financing activities:
Accrued preferred stock dividend	53,582	197,582	541,003	—
Accrued warrant liability	—	4,994,307	12,381,509	—
Accrued derivative liability	—	510,810	2,372,678	—
Conversion of preferred stock into common stock	30,573	327,813	8,888,209	—
Exercise of warrants-cashless	—	241,831	4,841,519	—

Note 6—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at March 31, 2012
Liabilities
Warrant liability	$—	$—	$13,588,000	$13,588,000
Derivative liability	—	—	415,352	415,352

Total	$—	$—	$14,003,352	$14,003,352

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at December 31, 2011
Liabilities
Warrant liability	$—	$—	$13,087,000	$13,087,000
Derivative liability	—	—	533,549	533,549

Total	$—	$—	$13,620,549	$13,620,549

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance at December 31, 2011	$13,087,000
Change in fair value of warrant liability	501,000

Balance at March 31, 2012	$13,588,000

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 9 for further discussion of the warrant liability.

The reconciliation of derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative Liability
Balance at December 31, 2011	$533,549
Conversion of preferred stock and other	(84,156)
Change in fair value of derivative liability	(34,041)

Balance at March 31, 2012	$415,352

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 8 for further discussion of the derivative liability.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Our 12% Unsecured Promissory Notes (“Notes”) which include unpaid interest of 15% has been accreted to the principal and matures on June 1, 2012. The Notes are measured at face value including interest in our consolidated balance sheets and not fair value. As of March 31, 2012, the principal balance outstanding is $4.7 million and interest of $2.2 million which is based on the level 2 valuation hierarchy of the fair value measurements standard. The Notes approximate fair value as they bear interest at a rate approximating a market interest rate.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3.

Note 7—Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Accrued professional fees	$604,062	$702,106
Accrued compensation	155,971	6,426
Dividend on preferred stock payable	53,582	55,742
Accrued other	127,643	161,867

Total	$941,258	$926,141

Note 8-Equity

Redeemable Preferred stock

The following table shows the activity of Series D Redeemable Preferred stock (“Preferred”), with a par value of $0.001 per share and a stated value of $1,000 per share:

Series D Preferred
Balance at December 31, 2011	3,641
Series D Preferred converted to common stock	(200)

Balance at March 31, 2012	3,441

The Successor Company records accrued dividends at a rate of 6% per annum on the Series D Preferred. As of March 31, 2012, $53,582 was accrued for dividends payable. The Successor Company paid cash of $55,742 during the three months ended March 31, 2012.

Conversion option of Redeemable Preferred stock

The embedded conversion option for the Series D Preferred has been recorded as a derivative liability under ASC 815, Derivatives and Hedging, (“ASC 815”) in the consolidated balance sheet as of March 31, 2012 and December 31, 2011. As of March 31, 2012 the derivative liability was re-measured resulting in income of $34,041 for the three months ended March 31, 2012 in our statement of operations. The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability and re-measure on the Company’s reporting dates until the preferred stock is converted into common stock.

The fair market value of the derivative liability was computed using the Black-Scholes option-pricing model with the following weighted average assumptions as of the dates indicated:

	March 31, 2012	December 31, 2011
Expected life (years)	0.9 years	1.1 years
Interest rate	0.2%	0.1%
Dividend yield	—	—
Volatility	60%	61%

Note 9-Warrants

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

The following table summarizes outstanding warrants to purchase Common Stock as of March 31, 2012 and December 31, 2011:

Liability-classified warrants	Number of Warrants	Exercise Price	Expiration Dates
Issued in Series A Preferred Stock offering	3,256,492	$0.50	Oct. 2014
Issued in March 2010 offering	4,917,602	0.50	Mar. 2015
Issued in Series B Preferred Stock offering	9,616,086	0.50	Jul.-Nov. 2015
Issued in Series D Preferred Stock offering	15,446,640	0.50	Dec. 2015-Mar. 2016

	33,236,820

Equity-classified warrants
Issued in June 2011 equity financing	152,711	$0.90	June 2016
Issued to placement agents in August 2011 equity financing	1,252,761	0.55	August 2016
Issued in August 2011 equity financing	14,493,310	0.75	August 2016

	15,898,782

Total	49,135,602

Liability-classified Warrants

Effective December 31, 2011, the Company utilized the Monte Carlo simulation valuation method to value the liability classified warrants. The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	March 31, 2012	December 31, 2011	Net cash settlement as of March 31, 2012(1)
Calculated aggregate value	$13,588,000	$13,087,000	$8,067,000
Exercise price per share of warrant	$0.50	$0.50	$0.50
Closing price per share of common stock	$0.40	$0.40	$0.40
Volatility	70%	70%	100	% (2)
Probability of Fundamental Transaction or Delisting	50.1%	45.1%	—
Expected term (years)	3.5	3.7	3.5
Risk-free interest rate	0.66%	0.63%	0.78%
Dividend yield	0%	0%	0%

(1)	Represents the net cash settlement value of the warrant as of March 31, 2012, which value was calculated utilizing the Black-Scholes option-pricing model specified in the warrant.
(2)	Represents the volatility assumption used to calculate the net cash settlement value as of March 31, 2012.

Equity-classified Warrants

In connection with the private placement transaction on August 3, 2011, the Company issued warrants to purchase 14,493,310 shares of the Company common stock to certain accredited investors with an exercise price of $0.75 per share and a term of 5 years from issuance. The warrants are callable by the Company if the common stock trades over $1.75 for 20 consecutive trading days. The placement agents for the transaction received warrants to purchase 1,252,761 shares of Company common stock at an exercise price of $0.55. The Company determined the average fair value of the warrants as of the date of the grant was $0.31 per share utilizing the Black-Scholes option pricing model. In estimating the fair value of the warrants, the Company utilized the following inputs: closing price per share of common stock of $0.63, volatility of 61.4%, expected term of 5 years, risk-free interest rate of 1.25% and dividend yield of zero.

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

Note 10—Stock-based Compensation

The 2009 Equity Incentive Plan had 1,286,125 options available for grant as of March 31, 2012.

Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

	Three months ended
	March 31, 2012	March 31, 2011
Stock option compensation expense for employees and directors	$278,959	$995,551
Restricted stock expense	—	18,000
Equity awards for nonemployees issued for services	28,483	38,203

Total stock-based compensation expense	$307,442	$1,051,754

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	13,608,500	$0.77	8.36	$—
Granted	520,000	$0.42
Exercised	—	$—
Forfeited	(14,625)	$0.62

Outstanding at March 31, 2012	14,113,875	$0.76	7.85	$—

Exercisable at March 31, 2012	10,149,086	$0.77	7.55	$—

The total fair value of shares vested during the three months ended March 31, 2012 was $0.6 million. As of March 31, 2012, there was $1.2 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.4 years. As of March 31, 2012, there was approximately $0.1 million of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.

During the three months ended March 31, 2012 and 2011, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.24 and $0.35, respectively. The fair market value of the options was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions for the three months ended as of the dates indicated:

	March 31, 2012	March 31, 2011
Expected life (years)	6.0 years	5.4 years
Interest rate	2.3%	2.1%
Dividend yield	—	—
Volatility	60%	62%

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

	Segment
Three Months Ended March 31, 2012	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$16,108	$198,432	$214,540
Depreciation and amortization expense	190,793	—	190,793
Segment income (loss) from continuing operations	$(6,400,897)	$1,748	$(6,399,149)

	Segment
Three Months Ended March 31, 2011	Fibrocell Therapy	Agera	Consolidated
Total operating revenue	$—	$208,636	$208,636
Depreciation and amortization expense	2,473	—	2,473
Segment income (loss) from continuing operations	$(17,072,010)	$21,412	$(17,050,598)

Geographical information concerning the Company’s revenue is as follows:

	Revenue
	Three months ended March 31, 2012	Three months ended March 31, 2011
United States	$64,480	$48,123
United Kingdom	142,802	148,164
Other	7,258	12,349

Total	$214,540	$208,636

During the three months ended March 31, 2012, Agera’s revenue from one foreign customer and one domestic customer represented 72% and 18% of consolidated revenue, respectively. During the three months ended March 31, 2011, revenue from one foreign customer and one domestic customer represented 71% and 16% of consolidated revenue, respectively.

Agera had one foreign customer that represented 85% of accounts receivable, net, as of March 31, 2012 and December 31, 2011,

Note 12—Subsequent Events

On May 14, 2012, the Company sold to accredited investors in a private placement (the “Offering”), an aggregate of $3,353,000.00 in gross proceeds of its securities consisting of in the aggregate: (i) 3,353 shares of Series E Convertible Preferred Stock, par value $0.001 and stated value (the “Stated Value”), $1,000 per share (“Series E Preferred”), and (ii) five-year warrants to purchase 13,412,000 shares of the Company’s common stock (“Common Stock”) at an exercise price of $0.30 per share (the “Warrants”). The initial exercise date of the Warrants is the date the Company receives approval from its shareholders to file and subsequently file an amendment to its Certificate of Incorporation increasing the number of its authorized shares of Common Stock to an amount greater than 250,000,000 shares.

The co-placement agents for the Offering received: (i) cash compensation of $335,300.00 and a non-accountable expense allowance of $100,590.00 (of which $50,000 was previously paid), and (ii) five (5) year warrants (the “Agent Warrants”) to purchase 1,341,200 shares of Common Stock at an exercise price of $0.30 per share.

As a result of the Offering, anti-dilution provisions in certain outstanding Company securities were triggered, and as a result the following adjustments were made effective May 14, 2012.

The conversion price of the Company’s Series D Preferred Stock (the “D Shares”), was reduced from $0.50 per D Share to $0.25 per D Share, and, accordingly, the number of shares of Common Stock issuable upon conversion of the issued and outstanding D Shares increased from approximately 6,700,000 shares of Common Stock to approximately 13,400,000 shares of Common Stock.

The exercise price of certain outstanding warrants of the Company (the “Prior Offering Warrants”), was reduced from an exercise price of $0.50 to $0.25 per share, and, the number of shares of Common Stock issuable upon exercise of the Prior Offering Warrants increased from approximately 49,140,000 shares of Common Stock to approximately 82,770,000 shares of Common Stock.

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

Going Concern

As of March 31, 2012, we had cash and cash equivalents of $4.2 million and negative working capital of $2.9 million. As of May 9, 2012, the Company had cash and cash equivalents of approximately $1.7 million and our accounts payable and accrued expenses were approximately $1.7 million. In addition, the Company has approximately $7.0 million of outstanding debt which is due in June 2012. Subsequent to March 31, 2012, the Company received financing of $3.0 million, net of commissions and non-accountable expenses. The Company will still need to access the capital markets in the near future in order to continue to fund future operations. There is no guarantee that any such additional required financing will be available on terms satisfactory to the Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

The Company has been primarily engaged in developing its initial product technology, and the Successor has incurred losses since inception and has a deficit accumulated during the development stage of $55,767,749 as of March 31, 2012. The Company anticipates incurring additional losses until such time that it can generate significant sales of recently approved FDA product, LAVIV.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2011 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Revenue and Cost of Sales. Revenue and cost of sales for the three months ended March 31, 2012 and 2011 were comprised of the following:

	Three months ended March 31,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Total revenue	$215	$209	$6	3%
Cost of sales	1,675	98	1,577	1,609%

Gross profit (loss)	$(1,460)	$111	$(1,571)	(1,415%)

The revenue for Agera remained relatively constant at $0.2 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. As a percentage of revenue, Agera’s cost of sales was approximately 61% for the three months ended March 31, 2012 and 47% for the three months ended March 31, 2011. Cost of sales as a percentage of revenue was higher for the three months ended March 31, 2012 due to a write down of inventories and higher component costs.

Revenue was recognized in the first quarter of 2012 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. As a result of the increase in LAVIV activity, the Company booked cost of sales of $1.5 million for the three months ended March 31, 2012. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the three months ended March 31, 2012 comprised $0.8 million of compensation related expenses, $0.5 million of laboratory supplies and other related expenses and $0.2 million of rent, utilities and depreciation. The principal reasons for the relativity small level of revenue and large cost of sales in this quarter are as follows: (1) Timing – costs are incurred starting with receipt of a patient’s biopsy. Revenue is not recognized until at least three months after receipt of the biopsy, when injections are made ready for shipment to the patient’s physician. Injections normally occur four weeks apart so the revenue cycle can be up to six months or more (three injection sessions); (2) Charging for biopsies and injections – we are offering complimentary and reduced price biopsies and injections in our introductory period. Costs are charged to cost of sales immediately as incurred for complimentary biopsies. For reduced price biopsies, the reduced price is booked to work in process; and (3) Volumes – our initial staffing is about equal direct to indirect due to the many requirements needed to run a cell processing operation. We anticipate that our direct staffing costs will be a higher percentage of total staffing as we increase volumes and direct labor workers in our manufacturing facility. This should also result in a lower per biopsy cost per indirect worker (as well as a lower per biopsy cost for rent, utilities and depreciation).

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2012 and 2011 were comprised of the following:

	Three months ended March 31,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$1,154	$1,263	$(109)	(9%)
External services – consulting	71	236	(165)	(70%)
Marketing expense	1,285	52	1,233	2,371%
Travel	207	27	180	667%
License fees	165	166	(1)	(1%)
Facilities and related expense and other	917	610	307	50%

Total selling, general and administrative expense	$3,799	$2,354	$1,445	61%

Selling, general and administrative expense increased $1.4 million to $3.8 million for the three months ended March 31, 2012 as compared to $2.4 million for the three months ended March 31, 2011. The increase is due primarily to an increase in marketing expense of $1.2 million with the launch of LAVIV, as well as an increase in office costs of $0.3 million, and an increase in travel costs of $0.2 million, offset by a decrease in consulting fees of $0.2 million and a decrease in compensation expense of $0.1 million.

Research and Development Expense. Research and development expense for the three months ended March 31, 2012 and 2011 were comprised of the following:

	Three months ended March 31,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$66	$524	$(458)	(87%)
External services – consulting	391	622	(231)	(37%)
Lab costs and related expense	17	277	(260)	(94%)
Facilities and related expense and other	6	194	(188)	(97%)

Total research and development expense	$480	$1,617	$(1,137)	(70%)

Research and development expense decreased $1.1 million to $0.5 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011. The decrease is due primarily to the reclassification of costs associated with the production of LAVIV with the recognition of revenue in the first quarter of 2012. Research and development costs are other costs related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars. Also, research and development expense includes costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs primarily include personnel and laboratory costs related to these FDA trials and certain consulting costs.

Interest Income (Expense). Interest expense remained relatively constant for the three months ended March 31, 2012 and March 31, 2011. Our interest expense for the period is related to the notes we issued in connection with our bankruptcy plan. Pursuant to the terms of the notes we have been accreting the interest due to the principal on the notes at the rate of 15% per annum.

Change in Revaluation of Warrant and Derivative Liability. During the three months ended March 31, 2012, we recorded non-cash expense of $0.5 million for warrant expense in our statements of operations. During the three months ended March 31, 2011, we recorded non-cash expense of $6.3 million and $6.6 million for warrant expense and derivative revaluation expense, respectively, in our statements of operations due to an increase in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. This increase in fair value was primarily due to an increase in the price per share of our common stock on March 31, 2011 as compared to December 31, 2010.

Net income/(loss) attributable to common shareholders. Net loss attributable to common shareholders decreased approximately $10.7 million to a net loss of $6.4 million for the three months ended March 31, 2012, as compared to a net loss of $17.1 million for the three months ended March 31, 2011 primarily due to a decrease in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings, offset by an increase in operating expenses related to the LAVIV product approval in June 2011and product launch in October 2011.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Statement of Cash Flows Data:	2012	2011
	(in thousands)
Total cash provided by (used in):
Operating activities	$(6,309)	$(3,155)
Investing activities	(222)	(17)
Financing activities	(92)	5,614

Operating Activities. Cash used in operating activities during the three months ended March 31, 2012 amounted to $6.3 million, an increase of $3.1 million over the three months ended March 31, 2011. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $2.3 million due to the hiring of personnel and increased marketing and manufacturing costs related to LAVIV, in addition to operating cash outflows from changes in operating assets and liabilities.

Investing Activities. Cash used in investing activities during the three months ended March 31, 2012 amounted to $0.2 million due to the purchase of equipment for the lab facility in Exton, Pennsylvania.

Financing Activities. There were $0.1 million cash used in financing activities during the three months ended March 31, 2012 for the payment of dividends. There was $5.6 million received from financing activities during the three months ended March 31, 2011. During the three months ended March 31, 2011, we raised cash of $5.8 million from the issuance of preferred stock, offset by $0.2 million in dividend payments.

Working Capital

As of March 31, 2012, we had cash and cash equivalents of $4.2 million and negative working capital of $2.9 million. As of May 9, 2012, the Company had cash and cash equivalents of approximately $1.7 million and our accounts payable and accrued expenses were approximately $1.7 million. In addition, the Company has approximately $7.0 million of outstanding debt, which is due in June 2012. Subsequent to March 31, 2012, the Company received financing of $3.0 million, net of commissions and non-accountable expenses. The Company will still need to access the capital markets in the near future in order to continue to fund future operations. There is no guarantee that any such additional required financing will be available on terms satisfactory to the Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

Contractual Obligations

During the three month period ended March 31, 2012, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.

Foreign Exchange Rate Risk

We do not believe that we have significant foreign exchange rate risk at March 31, 2012.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K filed on March 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosure

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ Declan Daly
Declan Daly Chief Financial Officer

Date:	May 15, 2012

TABLE OF CONTENTS

		Page

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets March 31, 2012 and December 31, 2011	1

	Condensed Consolidated Statements of Operations For the three months ended March 31, 2012 and 2011 (Successor Company), cumulative period from inception (September 1, 2009) to March 31, 2012 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	2

	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) from inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to March 31, 2012 (Successor Company)	3

	Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2012 and 2011 (Successor Company), cumulative period from inception (September 1, 2009) to March 31, 2012 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	17

	Notes to Unaudited Condensed Consolidated Financial Statements	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosure	31

Item 5.	Other Information	31

Item 6.	Exhibits	31