Form 10-Q
period 2012-06-30
Fibrocell Science, Inc.
filed 2012-08-14
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

(484) 713-6000

(Registrant's telephone number, including area code)

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

As of August 9, 2012, issuer had 98,989,988 shares issued and outstanding of common stock, par value $0.001.

		PAGE
Part I.	Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets June 30, 2012 and December 31, 2011	1

	Consolidated Statements of Operations For the three months ended June 30, 2012 and 2011 (Successor Company)	2

	Consolidated Statements of Operations For the six months ended June 30, 2012 and 2011 (Successor Company), cumulative period from inception (September 1, 2009) to June 30, 2012 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	3

	Consolidated Statements of Shareholders’ Equity (Deficit) from inception (December 28, 1995) to August 31, 2009 (Predecessor Company) and from inception (September 1, 2009) to June 30, 2012 (Successor Company)	4

	Consolidated Statements of Cash Flows For the six months ended June 30, 2012 and 2011 (Successor Company), cumulative period from inception (September 1, 2009) to June 30, 2012 (Successor Company) and cumulative period from inception (December 28, 1995) to August 31, 2009 (Predecessor Company)	18

	Notes to Unaudited Consolidated Financial Statements	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

Part II.	Other Information	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities.	37

Item 4.	Mine Safety Disclosure	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

PART I—FINANCIAL INFORMATION

ITEM 1. Financial statements.

Fibrocell Science, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited) June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,558,004	$10,798,995
Accounts receivable, net	77,375	27,275
Inventory, net	307,055	0
Prepaid expenses and other current assets	688,958	1,174,930
Current assets of discontinued operations	497,802	497,453

Total current assets	4,129,194	12,498,653
Property and equipment, net of accumulated depreciation of $282,320 and $165,841, respectively	1,676,205	1,433,938
Intangible assets and other assets, net	6,065,225	6,340,906

Total assets	$11,870,624	$20,273,497

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit
Current liabilities:
Current debt	$2,685,935	$6,730,861
Accounts payable	676,055	1,887,189
Accrued expenses	1,004,290	918,360
Deferred revenue	129,634	55,400
Current liabilities of discontinued operations	12,131	19,637

Total current liabilities	4,508,045	9,611,447
Long-term debt	873,106	0
Deferred tax liability	2,391,304	2,500,000
Warrant liability	20,839,000	13,087,000
Derivative liability	3,409,661	533,549
Other long-term liabilities	229,847	142,002

Total liabilities	32,250,963	25,873,998

Commitments	0	0
Preferred stock series A, $0.001 par value; 9,000 shares authorized; 3,250 shares issued; 0 shares outstanding	0	0
Preferred stock series B, $0.001 par value; 9,000 shares authorized; 4,640 shares issued; 0 shares outstanding	0	0
Preferred stock series D, $0.001 par value; 8,000 shares authorized; 7,779 shares issued, and 2,841 and 3,641 shares outstanding, respectively	0	0
Preferred stock series E, $0.001 par value; 12,000 and 0 shares authorized; 8,361 and 0 shares issued, and 8,361 and 0 shares outstanding, respectively	0	0
Shareholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 98,378,880 and 95,678,255 issued and outstanding, respectively	98,379	95,678
Common stock-subscription receivable	(550,020)	(550,020)
Additional paid-in capital	44,418,999	43,734,339
Accumulated deficit during development stage	(64,347,697)	(48,880,498)

Total shareholders’ deficit	(20,380,339)	(5,600,501)

Total liabilities, preferred stock and shareholders’ deficit	$11,870,624	$20,273,497

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Successor	Successor
	For the three months ended June 30, 2012	For the three months ended June 30, 2011
Revenue
Product sales	$28,283	$0

Total revenue	28,283	0
Cost of sales	2,094,574	0

Gross loss	(2,066,291)	0
Selling, general and administrative expenses	3,238,775	3,176,072
Research and development expenses	388,171	1,601,665

Operating loss	(5,693,237)	(4,777,737)
Other income (expense)
Warrant income (expense)	3,148,000	(3,510,552)
Derivative revaluation (expense)	(1,951,364)	(1,561,412)
Interest expense	(197,156)	(283,661)
Loss on extinguishment of debt	(4,421,184)	0

Loss from continuing operations before income taxes	(9,114,941)	(10,133,362)
Income tax benefit	54,348	0

Loss from continuing operations	(9,060,593)	(10,133,362)
Income from discontinued operations, net of tax	863	32,166

Net loss	$(9,059,730)	$(10,101,196)

Per share information:
Loss from continuing operations-basic and diluted	$(0.09)	$(0.32)
Loss from discontinued operations-basic and diluted	0	0

Net loss per common share—basic and diluted	$(0.09)	$(0.32)

Weighted average number of basic and diluted common shares outstanding	96,798,109	31,825,735

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Successor	Successor	Successor	Predecessor
	For the six months ended June 30, 2012	For the six months ended June 30, 2011	Cumulative period from September 1, 2009 (date of inception) to June 30, 2012	Cumulative period from December 28, 1995 (date of inception) to August 31, 2009
Revenue
Product sales	$44,391	$0	$44,391	$1,390,112
License fees	0	0	0	260,000

Total revenue	44,391	0	44,391	1,650,112
Cost of sales	3,647,306	0	3,660,103	402,458

Gross profit (loss)	(3,602,915)	0	(3,615,712)	1,247,654
Selling, general and administrative expenses	6,962,087	5,441,089	28,427,007	77,118,046
Research and development expenses	867,735	3,218,194	15,347,770	56,250,327

Operating loss	(11,432,737)	(8,659,283)	(47,390,489)	(132,120,719)
Other income (expense)
Interest income	0	0	1	6,973,954
Reorganization items, net	0	0	(69,174)	72,850,160
Other income	0	0	244,479	316,338
Warrant income (expense)	2,647,000	(9,806,882)	(2,900,010)	0
Derivative revaluation (expense)	(1,917,322)	(8,182,138)	(7,368,840)	0
Interest expense	(445,943)	(557,069)	(2,800,178)	(18,790,218)

Loss on extinguishment of debt	(4,421,184)	0	(4,421,184)	0

Loss from continuing operations before income taxes	(15,570,186)	(27,205,372)	(64,705,395)	(70,770,485)
Income tax benefit	108,695	0	108,696	0

Loss from continuing operations	(15,461,491)	(27,205,372)	(64,596,699)	(70,770,485)
Income (loss) from discontinued operations, net of tax	(5,708)	41,462	(133,979)	(46,351,159)

Net loss	(15,467,199)	(27,163,910)	(64,730,678)	(117,121,644)
Deemed dividend associated with beneficial conversion	0	0	0	(11,423,824)
Preferred stock dividends	0	0	0	(1,589,861)

Net loss	$(15,467,199)	$(27,163,910)	$(64,730,678)	$(130,135,329)

Per share information:
Loss from continuing operations-basic and diluted	$(0.16)	$(1.02)	$(1.45)	$(3.97)
Loss from discontinued operations-basic and diluted	0	0	0	(2.65)
Deemed dividend associated with beneficial conversion of preferred stock	0	0	0	(0.65)
Preferred stock dividends	0	0	0	(0.09)

Net loss per common share—basic and diluted	$(0.16)	$(1.02)	$(1.45)	$(7.36)

Comprehensive loss	$(15,467,199)	$(27,163,910)	$(64,730,678)	$(130,135,329)

Weighted average number of basic and diluted common shares outstanding	96,307,412	26,557,261	44,722,395	17,678,219

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 12/28/95	0	$0	0	$0	2,285,291	$2,285	$(1,465)	0	$0	$0	$0	$820
Issuance of common stock for cash on 11/7/96	0	0	0	0	11,149	11	49,989	0	0	0	0	50,000
Issuance of common stock for cash on 11/29/96	0	0	0	0	2,230	2	9,998	0	0	0	0	10,000
Issuance of common stock for cash on 12/19/96	0	0	0	0	6,690	7	29,993	0	0	0	0	30,000
Issuance of common stock for cash on 12/26/96	0	0	0	0	11,148	11	49,989	0	0	0	0	50,000
Net loss	0	0	0	0	0	0	0	0	0	0	(270,468)	(270,468)

Balance, 12/31/96(Predecessor)	0	$0	0	$0	2,316,508	$2,316	$138,504	0	$0	$0	$(270,468)	$(129,648)
Issuance of common stock for cash on 12/27/97	0	0	0	0	21,182	21	94,979	0	0	0	0	95,000
Issuance of common stock for services on 9/1/97	0	0	0	0	11,148	11	36,249	0	0	0	0	36,260
Issuance of common stock for services on 12/28/97	0	0	0	0	287,193	287	9,968	0	0	0	0	10,255
Net loss	0	0	0	0	0	0	0	0	0	0	(52,550)	(52,550)

Balance, 12/31/97(Predecessor)	0	$0	0	$0	2,636,031	$2,635	$279,700	0	$0	$0	$(323,018)	$(40,683)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 8/23/98	0	$0	0	$0	4,459	$4	$20,063	0	$0	$0	$0	$20,067
Repurchase of common stock on 9/29/98	0	0	0	0	0	0	0	2,400	(50,280)	0	0	(50,280)
Net loss	0	0	0	0	0	0	0	0	0	0	(195,675)	(195,675)

Balance, 12/31/98(Predecessor)	0	$0	0	$0	2,640,490	$2,639	$299,763	2,400	$(50,280)	$0	$(518,693)	$(266,571)
Issuance of common stock for cash on 9/10/99	0	0	0	0	52,506	53	149,947	0	0	0	0	150,000
Net loss	0	0	0	0	0	0	0	0	0	0	(1,306,778)	(1,306,778)

Balance, 12/31/99(Predecessor)	0	$0	0	$0	2,692,996	$2,692	$449,710	2,400	$(50,280)	$0	$(1,825,471)	$(1,423,349)
Issuance of common stock for cash on 1/18/00	0	0	0	0	53,583	54	1,869	0	0	0	0	1,923
Issuance of common stock for services on 3/1/00	0	0	0	0	68,698	69	(44)	0	0	0	0	25
Issuance of common stock for services on 4/4/00	0	0	0	0	27,768	28	(18)	0	0	0	0	10
Net loss	0	0	0	0	0	0	0	0	0	0	(807,076)	(807,076)

Balance, 12/31/00(Predecessor)	0	$0	0	$0	2,843,045	$2,843	$451,517	2,400	$(50,280)	$0	$(2,632,547)	$(2,228,467)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for services on 7/1/01	0	$0	0	$0	156,960	$157	$(101)	0	$0	$0	$0	$56
Issuance of common stock for services on 7/1/01	0	0	0	0	125,000	125	(80)	0	0	0	0	45
Issuance of common stock for capitalization of accrued salaries on 8/10/01	0	0	0	0	70,000	70	328,055	0	0	0	0	328,125
Issuance of common stock for conversion of convertible debt on 8/10/01	0	0	0	0	1,750,000	1,750	1,609,596	0	0	0	0	1,611,346
Issuance of common stock for conversion of convertible shareholder notes payable on 8/10/01	0	0	0	0	208,972	209	135,458	0	0	0	0	135,667
Issuance of common stock for bridge financing on 8/10/01	0	0	0	0	300,000	300	(192)	0	0	0	0	108
Retirement of treasury stock on 8/10/01	0	0	0	0	0	0	(50,280)	(2,400)	50,280	0	0	0
Issuance of common stock for net assets of Gemini on 8/10/01	0	0	0	0	3,942,400	3,942	(3,942)	0	0	0	0	0
Issuance of common stock for net assets of AFH on 8/10/01	0	0	0	0	3,899,547	3,900	(3,900)	0	0	0	0	0
Issuance of common stock for cash on 8/10/01	0	0	0	0	1,346,669	1,347	2,018,653	0	0	0	0	2,020,000
Transaction and fund raising expenses on 8/10/01	0	0	0	0	0	0	(48,547)	0	0	0	0	(48,547)
Issuance of common stock for services on 8/10/01	0	0	0	0	60,000	60	0	0	0	0	0	60
Issuance of common stock for cash on 8/28/01	0	0	0	0	26,667	27	39,973	0	0	0	0	40,000
Issuance of common stock for services on 9/30/01	0	0	0	0	314,370	314	471,241	0	0	0	0	471,555

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Uncompensated contribution of services—3rd quarter	0	$0	0	$0	0	$0	$55,556	0	$0	$0	$0	$55,556
Issuance of common stock for services on 11/1/01	0	0	0	0	145,933	146	218,754	0	0	0	0	218,900
Uncompensated contribution of services—4th quarter	0	0	0	0	0	0	100,000	0	0	0	0	100,000
Net loss	0	0	0	0	0	0	0	0	0	0	(1,652,004)	(1,652,004)

Balance, 12/31/01 (Predecessor)	0	$0	0	$0	15,189,563	$15,190	$5,321,761	0	$0	$0	$(4,284,551)	$1,052,400
Uncompensated contribution of services—1st quarter	0	0	0	0	0	0	100,000	0	0	0	0	100,000
Issuance of preferred stock for cash on 4/26/02	905,000	905	0	0	0	0	2,817,331	0	0	0	0	2,818,236
Issuance of preferred stock for cash on 5/16/02	890,250	890	0	0	0	0	2,772,239	0	0	0	0	2,773,129
Issuance of preferred stock for cash on 5/31/02	795,000	795	0	0	0	0	2,473,380	0	0	0	0	2,474,175
Issuance of preferred stock for cash on 6/28/02	229,642	230	0	0	0	0	712,991	0	0	0	0	713,221
Uncompensated contribution of services—2nd quarter	0	0	0	0	0	0	100,000	0	0	0	0	100,000
Issuance of preferred stock for cash on 7/15/02	75,108	75	0	0	0	0	233,886	0	0	0	0	233,961
Issuance of common stock for cash on 8/1/02	0	0	0	0	38,400	38	57,562	0	0	0	0	57,600
Issuance of warrants for services on 9/06/02	0	0	0	0	0	0	103,388	0	0	0	0	103,388
Uncompensated contribution of services—3rd quarter	0	0	0	0	0	0	100,000	0	0	0	0	100,000
Uncompensated contribution of services—4th quarter	0	0	0	0	0	0	100,000	0	0	0	0	100,000
Issuance of preferred stock for dividends	143,507	144	0	0	0	0	502,517	0	0	0	(502,661)	0
Deemed dividend associated with beneficial conversion of preferred stock	0	0	0	0	0	0	10,178,944	0	0	0	(10,178,944)	0
Net loss	0	0	0	0	0	0	0	0	0	0	(5,433,055)	(5,433,055)
Other comprehensive income, foreign currency translation adjustment	0	0	0	0	0	0	0	0	0	13,875	0	13,875

Balance, 12/31/02 (Predecessor)	3,038,507	$3,039	0	$0	15,227,963	$15,228	$25,573,999	0	$0	$13,875	$(20,399,211)	$5,206,930

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash on 1/7/03	0	$0	0	$0	61,600	$62	$92,338	0	$0	$0	$0	$92,400
Issuance of common stock for patent pending acquisition on 3/31/03	0	0	0	0	100,000	100	539,900	0	0	0	0	540,000
Cancellation of common stock on 3/31/03	0	0	0	0	(79,382)	(79)	(119,380)	0	0	0	0	(119,459)
Uncompensated contribution of services—1st quarter	0	0	0	0	0	0	100,000	0	0	0	0	100,000
Issuance of preferred stock for cash on 5/9/03	0	0	110,250	110	0	0	2,773,218	0	0	0	0	2,773,328
Issuance of preferred stock for cash on 5/16/03	0	0	45,500	46	0	0	1,145,704	0	0	0	0	1,145,750
Conversion of preferred stock into common stock—2nd qtr	(70,954)	(72)	0	0	147,062	147	40,626	0	0	0	0	40,701
Conversion of warrants into common stock—2nd qtr	0	0	0	0	114,598	114	(114)	0	0	0	0	0
Uncompensated contribution of services—2nd quarter	0	0	0	0	0	0	100,000	0	0	0	0	100,000
Issuance of preferred stock dividends	0	0	0	0	0	0	0	0	0	0	(1,087,200)	(1,087,200)
Deemed dividend associated with beneficial conversion of preferred stock	0	0	0	0	0	0	1,244,880	0	0	0	(1,244,880)	0
Issuance of common stock for cash—3rd qtr	0	0	0	0	202,500	202	309,798	0	0	0	0	310,000
Issuance of common stock for cash on 8/27/03	0	0	0	0	3,359,331	3,359	18,452,202	0	0	0	0	18,455,561
Conversion of preferred stock into common stock—3rd qtr	(2,967,553)	(2,967)	(155,750)	(156)	7,188,793	7,189	(82,875)	0	0	0	0	(78,809)
Conversion of warrants into common stock—3rd qtr	0	0	0	0	212,834	213	(213)	0	0	0	0	0
Compensation expense on warrants issued to non-employees	0	0	0	0	0	0	412,812	0	0	0	0	412,812
Issuance of common stock for cash—4th qtr	0	0	0	0	136,500	137	279,363	0	0	0	0	279,500
Conversion of warrants into common stock—4th qtr	0	0	0	0	393	0	0	0	0	0	0	0
Net loss	0	0	0	0	0	0	0	0	0	0	(11,268,294)	(11,268,294)
Other comprehensive income, foreign currency translation adjustment	0	0	0	0	0	0	0	0	0	360,505	0	360,505

Balance, 12/31/03 (Predecessor)	0	$0	0	$0	26,672,192	$26,672	$50,862,258	0	$0	$374,380	$(33,999,585)	$17,263,725

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Conversion of warrants into common stock—1st qtr	0	$0	0	$0	78,526	$79	$(79)	0	$0	$0	$0	$0
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	0	0	0	0	15,000	15	94,985	0	0	0	0	95,000
Issuance of common stock for cash in connection with exercise of warrants—1st qtr	0	0	0	0	4,000	4	7,716	0	0	0	0	7,720
Compensation expense on options and warrants issued to non-employees and directors—1st qtr	0	0	0	0	0	0	1,410,498	0	0	0	0	1,410,498
Issuance of common stock in connection with exercise of warrants—2nd qtr	0	0	0	0	51,828	52	(52)	0	0	0	0	0
Issuance of common stock for cash—2nd qtr	0	0	0	0	7,200,000	7,200	56,810,234	0	0	0	0	56,817,434
Compensation expense on options and warrants issued to non-employees and directors—2nd qtr	0	0	0	0	0	0	143,462	0	0	0	0	143,462
Issuance of common stock in connection with exercise of warrants—3rd qtr	0	0	0	0	7,431	7	(7)	0	0	0	0	0
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	0	0	0	0	110,000	110	189,890	0	0	0	0	190,000
Issuance of common stock for cash in connection with exercise of warrants—3rd qtr	0	0	0	0	28,270	28	59,667	0	0	0	0	59,695
Compensation expense on options and warrants issued to non-employees and directors—3rd qtr	0	0	0	0	0	0	229,133	0	0	0	0	229,133
Issuance of common stock in connection with exercise of warrants—4th qtr	0	0	0	0	27,652	28	(28)	0	0	0	0	0
Compensation expense on options and warrants issued to non-employees, employees, and directors—4th qtr	0	0	0	0	0	0	127,497	0	0	0	0	127,497
Purchase of treasury stock—4th qtr	0	0	0	0	0	0	0	4,000,000	(25,974,000)	0	0	(25,974,000)
Net loss	0	0	0	0	0	0	0	0	0	0	(21,474,469)	(21,474,469)
Other comprehensive income, foreign currency translation adjustment	0	0	0	0	0	0	0	0	0	79,725	0	79,725
Other comprehensive income, net unrealized gain on available-for-sale investments	0	0	0	0	0	0	0	0	0	10,005	0	10,005

Balance, 12/31/04 (Predecessor)	0	$0	0	$0	34,194,899	$34,195	$109,935,174	4,000,000	$(25,974,000)	$464,110	$(55,474,054)	$28,985,425

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	0	$0	0	$0	25,000	$25	$74,975	0	$0	$0	$0	$75,000
Compensation expense on options and warrants issued to non-employees—1st qtr	0	0	0	0	0	0	33,565	0	0	0	0	33,565
Conversion of warrants into common stock—2nd qtr	0	0	0	0	27,785	28	(28)	0	0	0	0	0
Compensation expense on options and warrants issued to non-employees—2nd qtr	0	0	0	0	0	0	(61,762)	0	0	0	0	(61,762)
Compensation expense on options and warrants issued to non-employees—3rd qtr	0	0	0	0	0	0	(137,187)	0	0	0	0	(137,187)
Conversion of warrants into common stock—3rd qtr	0	0	0	0	12,605	12	(12)	0	0	0	0	0
Compensation expense on options and warrants issued to non-employees—4th qtr	0	0	0	0	0	0	18,844	0	0	0	0	18,844
Compensation expense on acceleration of options—4th qtr	0	0	0	0	0	0	14,950	0	0	0	0	14,950
Compensation expense on restricted stock award issued to employee—4th qtr	0	0	0	0	0	0	606	0	0	0	0	606
Conversion of predecessor company shares	0	0	0	0	94	0	0	0	0	0	0	0
Net loss	0	0	0	0	0	0	0	0	0	0	(35,777,584)	(35,777,584)
Other comprehensive loss, foreign currency translation adjustment	0	0	0	0	0	0	0	0	0	(1,372,600)	0	(1,372,600)
Foreign exchange gain on substantial liquidation of foreign entity	0	0	0	0	0	0	0	0	0	133,851	0	133,851
Other comprehensive loss, net unrealized gain on available-for-sale investments	0	0	0	0	0	0	0	0	0	(10,005)	0	(10,005)

Balance, 12/31/05 (Predecessor)	0	$0	0	$0	34,260,383	$34,260	$109,879,125	4,000,000	$(25,974,000)	$(784,644)	$(91,251,638)	$(8,096,897)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Compensation expense on options and warrants issued to non-employees—1st qtr	0	$0	0	$0	0	$0	$42,810	0	$0	$0	$0	$42,810
Compensation expense on option awards issued to employees and directors—1st qtr	0	0	0	0	0	0	46,336	0	0	0	0	46,336
Compensation expense on restricted stock issued to employees—1st qtr	0	0	0	0	128,750	129	23,368	0	0	0	0	23,497
Compensation expense on options and warrants issued to non-employees—2nd qtr	0	0	0	0	0	0	96,177	0	0	0	0	96,177
Compensation expense on option awards issued to employees and directors—2nd qtr	0	0	0	0	0	0	407,012	0	0	0	0	407,012
Compensation expense on restricted stock to employees—2nd qtr	0	0	0	0	0	0	4,210	0	0	0	0	4,210
Cancellation of unvested restricted stock—2nd qtr	0	0	0	0	(97,400)	(97)	97	0	0	0	0	0
Issuance of common stock for cash in connection with exercise of stock options—2nd qtr	0	0	0	0	10,000	10	16,490	0	0	0	0	16,500
Compensation expense on options and warrants issued to non-employees—3rd qtr	0	0	0	0	0	0	25,627	0	0	0	0	25,627
Compensation expense on option awards issued to employees and directors—3rd qtr	0	0	0	0	0	0	389,458	0	0	0	0	389,458
Compensation expense on restricted stock to employees—3rd qtr	0	0	0	0	0	0	3,605	0	0	0	0	3,605
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	0	0	0	0	76,000	76	156,824	0	0	0	0	156,900
Acquisition of Agera	0	0	0	0	0	0	0	0	0	0	2,182,505	2,182,505
Compensation expense on options and warrants issued to non-employees—4th qtr	0	0	0	0	0	0	34,772	0	0	0	0	34,772
Compensation expense on option awards issued to employees and directors—4th qtr	0	0	0	0	0	0	390,547	0	0	0	0	390,547
Compensation expense on restricted stock to employees—4th qtr	0	0	0	0	0	0	88	0	0	0	0	88
Cancellation of unvested restricted stock award—4th qtr	0	0	0	0	(15,002)	(15)	15	0	0	0	0	0
Net loss	0	0	0	0	0	0	0	0	0	0	(35,899,538)	(35,899,538)

Other comprehensive gain, foreign currency translation adjustment	0	0	0	0	0	0	0	0	0	657,182	0	657,182

Balance 12/31/06 (Predecessor)	0	$0	0	$0	34,362,731	$34,363	$111,516,561	4,000,000	$(25,974,000)	$(127,462)	$(124,968,671)	$(39,519,209)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Compensation expense on options and warrants issued to non-employees—1st qtr	0	$0	0	$0	0	$0	$39,742	0	$0	$0	$0	$39,742
Compensation expense on option awards issued to employees and directors—1st qtr	0	0	0	0	0	0	448,067	0	0	0	0	448,067
Compensation expense on restricted stock issued to employees—1st qtr	0	0	0	0	0	0	88	0	0	0	0	88
Issuance of common stock for cash in connection with exercise of stock options—1st qtr	0	0	0	0	15,000	15	23,085	0	0	0	0	23,100
Expense in connection with modification of employee stock options —1st qtr	0	0	0	0	0	0	1,178,483	0	0	0	0	1,178,483
Compensation expense on options and warrants issued to non-employees—2nd qtr	0	0	0	0	0	0	39,981	0	0	0	0	39,981
Compensation expense on option awards issued to employees and directors—2nd qtr	0	0	0	0	0	0	462,363	0	0	0	0	462,363
Compensation expense on restricted stock issued to employees—2nd qtr	0	0	0	0	0	0	88	0	0	0	0	88
Compensation expense on option awards issued to employees and directors—3rd qtr	0	0	0	0	0	0	478,795	0	0	0	0	478,795
Compensation expense on restricted stock issued to employees—3rd qtr	0	0	0	0	0	0	88	0	0	0	0	88
Issuance of common stock upon exercise of warrants—3rd qtr	0	0	0	0	492,613	493	893,811	0	0	0	0	894,304
Issuance of common stock for cash, net of offering costs—3rd qtr	0	0	0	0	6,767,647	6,767	13,745,400	0	0	0	0	13,752,167
Issuance of common stock for cash in connection with exercise of stock options—3rd qtr	0	0	0	0	1,666	2	3,164	0	0	0	0	3,166
Compensation expense on option awards issued to employees and directors—4th qtr	0	0	0	0	0	0	378,827	0	0	0	0	378,827
Compensation expense on restricted stock issued to employees—4th qtr	0	0	0	0	0	0	88	0	0	0	0	88
Net loss	0	0	0	0	0	0	0	0	0	0	(35,819,461)	(35,819,461)
Other comprehensive gain, foreign currency translation adjustment	0	0	0	0	0	0	0	0	0	846,388	0	846,388

Balance 12/31/07 (Predecessor)	0	$0	0	$0	41,639,657	$41,640	$129,208,631	4,000,000	$(25,974,000)	$718,926	$(160,788,132)	$(56,792,935)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Compensation expense on vested options related to non-employees—1st qtr	0	$0	0	$0	0	$0	$44,849	0	$0	$0	$0	$44,849
Compensation expense on option awards issued to employees and directors—1st qtr	0	0	0	0	0	0	151,305	0	0	0	0	151,305
Expense in connection with modification of employee stock options —1st qtr	0	0	0	0	0	0	1,262,815	0	0	0	0	1,262,815
Retirement of restricted stock	0	0	0	0	(165)	(1)	0	0	0	0	0	(1)
Compensation expense on vested options related to non-employees—2nd qtr	0	0	0	0	0	0	62,697	0	0	0	0	62,697
Compensation expense on option awards issued to employees and directors—2nd qtr	0	0	0	0	0	0	193,754	0	0	0	0	193,754
Compensation expense on vested options related to non-employees—3rd qtr	0	0	0	0	0	0	166,687	0	0	0	0	166,687
Compensation expense on option awards issued to employees and directors—3rd qtr	0	0	0	0	0	0	171,012	0	0	0	0	171,012
Compensation expense on vested options related to non-employees—4th qtr	0	0	0	0	0	0	(86,719)	0	0	0	0	(86,719)
Compensation expense on option awards issued to employees and directors—4th qtr	0	0	0	0	0	0	166,196	0	0	0	0	166,196
Net loss	0	0	0	0	0	0	0	0	0	0	(33,091,855)	(33,091,855)
Reclassification of foreign exchange gain on substantial liquidation of foreign entities	0	0	0	0	0	0	0	0	0	(2,152,569)	0	(2,152,569)
Other comprehensive gain, foreign currency translation adjustment	0	0	0	0	0	0	0	0	0	1,433,643	0	1,433,643

Balance 12/31/08 (Predecessor)	0	$0	0	$0	41,639,492	$41,639	$131,341,227	4,000,000	$(25,974,000)	$0	$(193,879,987)	$(88,471,121)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Compensation expense on vested options related to non-employees—1st qtr	0	$0	0	$0	0	$0	$1,746	0	$0	$0	$0	$1,746
Compensation expense on option awards issued to employees and directors—1st qtr	0	0	0	0	0	0	138,798	0	0	0	0	138,798
Conversion of debt into common stock—1st qtr 2009	0	0	0	0	37,564	38	343,962	0	0	0	0	344,000
Compensation expense on option awards issued to employees and directors—2nd qtr	0	0	0	0	0	0	112,616	0	0	0	0	112,616
Conversion of debt into common stock—2nd qtr 2009	0	0	0	0	1,143,324	1,143	10,468,857	0	0	0	0	10,470,000
Compensation expense on option awards issued to employees and directors—2 months ended 8/31/09	0	0	0	0	0	0	35,382	0	0	0	0	35,382
Balance of expense due to cancellation of options issued to employees and directors in bankruptcy—2 months ended 8/31/09	0	0	0	0	0	0	294,912	0	0	0	0	294,912
Comprehensive income:
Net income	0	0	0	0	0	0	0	0	0	0	65,927,163	65,927,163
Comprehensive income	0	0	0	0	0	0	0	0	0	0	0	65,927,163
Balance 8/31/09 (Predecessor)	0	0	0	0	42,820,380	$42,820	$142,737,500	4,000,000	$(25,974,000)	$0	$(127,952,824)	$(11,146,504)
Cancellation of Predecessor common stock and fresh start adjustments	0	0	0	0	(42,820,380)	(42,820)	(150,426,331)	(4,000,000)	25,974,000	0	0	(124,495,151)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	0	0	0	0	0	0	0	0	0	0	128,335,806	128,335,806
Balance 9/1/09 (Predecessor)	0	0	0	0	0	0	(7,688,831)	0	0	0	382,982	(7,305,849)
Issuance of 11.4 million shares of common stock in connection with emergence from Chapter 11	0	0	0	0	11,400,000	11,400	5,460,600	0	0	0	0	5,472,000
Balance 9/1/09 (Successor)	0	0	0	0	11,400,000	11,400	(2,228,231)	0	0	0	382,982	(1,833,849)
Issuance of 2.7 million shares of common stock in connection with the exit financing	0	0	0	0	2,666,666	2,667	1,797,333	0	0	0	0	1,800,000
Issuance of common stock on Oct. 28, 2009	0	0	0	0	25,501	25	58,627	0	0	0	0	58,652
Compensation expense on shares issued to management	0	0	0	0	600,000	600	167,400	0	0	0	0	168,000
Compensation expense on option awards issued to directors	0	0	0	0	0	0	326,838	0	0	0	0	326,838
Compensation expense on option awards issued to non-employees	0	0	0	0	0	0	386,380	0	0	0	0	386,380
Net loss	0	0	0	0	0	0	0	0	0	0	(5,034,506)	(5,034,506)

Balance 12/31/09 (Successor)	0	$0	0	$0	14,692,167	$14,692	$508,347	0	$0	$0	$(4,651,524)	$(4,128,485)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Issuance of 5.1 million shares of common stock in March 2010, net of issuance costs of $338,100	0	$0	0	$0	5,076,664	$5,077	$3,464,323	0	$0	$0	$0	$3,469,400
Warrant fair value associated with common shares issued in March 2010	0	0	0	0	0	0	(2,890,711)	0	0	0	0	(2,890,711)
Compensation expense on shares issued to management – 1Q10	0	0	0	0	0	0	18,000	0	0	0	0	18,000
Compensation expense on option awards issued to directors/employees-1Q10	0	0	0	0	0	0	324,377	0	0	0	0	324,377
Compensation expense on option awards issued to non-employees-1Q10	0	0	0	0	0	0	18,391	0	0	0	0	18,391
Compensation expense on shares issued to management – 2Q10	0	0	0	0	0	0	18,000	0	0	0	0	18,000
Compensation expense on option awards issued to directors/employees-2Q10	0	0	0	0	0	0	222,011	0	0	0	0	222,011
Compensation expense on option awards issued to non-employees-2Q10	0	0	0	0	0	0	33,206	0	0	0	0	33,206
Compensation expense on shares issued to management – 3Q10	0	0	0	0	0	0	18,000	0	0	0	0	18,000
Compensation expense on option awards issued to directors/employees-3Q10	0	0	0	0	0	0	183,231	0	0	0	0	183,231
Compensation expense on option awards issued to non-employees-3Q10	0	0	0	0	0	0	7,724	0	0	0	0	7,724
Compensation expense on shares issued to management – 4Q10	0	0	0	0	0	0	18,000	0	0	0	0	18,000
Compensation expense on option awards issued to directors/employees-4Q10	0	0	0	0	0	0	104,094	0	0	0	0	104,094
Compensation expense on option awards issued to non-employees-4Q10	0	0	0	0	0	0	27,507	0	0	0	0	27,507
Preferred Stock Series A conversion	0	0	0	0	606,667	607	363,393	0	0	0	0	364,000

Net loss	0	0	0	0	0	0	0	0	0	0	(12,879,633)	(12,879,633)

Balance 12/31/10 (Successor)	0	$0	0	$0	20,375,498	$20,376	$2,437,893	0	$0	$0	$(17,531,157)	$(15,072,888)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscription Receivable	Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage	Total Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Compensation expense on shares issued to management – 1Q11	0	$0	0	$0	0	$0	$0	$18,000	0	$0	$0	$0	$18,000
Compensation expense on option awards issued to directors/employees-1Q11	0	0	0	0	0	0	0	995,551	0	0	0	0	995,551
Compensation expense on option awards issued to non-employees-1Q11	0	0	0	0	0	0	0	38,203	0	0	0	0	38,203
Preferred Stock warrants exercised—1Q11	0	0	0	0	289,599	289	0	241,542	0	0	0	0	241,831
Preferred Stock Series A and B converted— 1Q11	0	0	0	0	3,894,000	3,894	0	323,919	0	0	0	0	327,813
Compensation expense on shares issued to management – 2Q11	0	0	0	0	0	0	0	18,000	0	0	0	0	18,000
Compensation expense on option awards issued to directors/employees-2Q11	0	0	0	0	0	0	0	1,082,503	0	0	0	0	1,082,503
Compensation expense on option awards issued to non-employees-2Q11	0	0	0	0	0	0	0	250,473	0	0	0	0	250,473
Preferred Stock warrants exercised – 2Q11	0	0	0	0	7,230,103	7,230	0	6,065,727	0	0	0	0	6,072,957
Preferred Stock Series A, B and D converted—2Q11	0	0	0	0	11,554,000	11,554	0	4,546,768	0	0	0	0	4,558,322
Issuance of 1.9 million shares of common stock and 0.2 warrants in June 2011, net of issuance costs of $0.1 million	0	0	0	0	1,908,889	1,909	0	1,578,651	0	0	0	0	1,580,560
Stock option exercised	0	0	0	0	246,141	246	0	(246)	0	0	0	0	0
Compensation expense on shares issued to management – 3Q11	0	0	0	0	0	0	0	12,000	0	0	0	0	12,000
Compensation expense on option awards issued to directors/employees/consultants-3Q11	0	0	0	0	0	0	0	225,235	0	0	0	0	225,235
Preferred Stock warrants exercised – 3Q11	0	0	0	0	890,564	891	0	944,485	0	0	0	0	945,376
Preferred Stock Series A, B and D converted—3Q11	0	0	0	0	7,480,000	7,480	0	3,546,584	0	0	0	0	3,554,064
Issuance of 41.4 million shares of common stock and 15.7 warrants in August 2011, net of issuance costs of $1.6 million	0	0	0	0	41,409,461	41,409	(550,020)	21,096,029	0	0	0	0	20,587,418
Compensation expense on option awards issued to directors/employees/consultants-4Q11	0	0	0	0	0	0	0	259,985	0	0	0	0	259,985
Preferred Stock Series D converted—4Q11	0	0	0	0	400,000	400	0	53,037	0	0	0	0	53,437

Net loss	0	0	0	0	0	0	0	0	0	0	0	(31,349,341)	(31,349,341)

Balance 12/31/11 (Successor)	0	$0	0	$0	95,678,255	$95,678	$(550,020)	$43,734,339	0	$0	$0	$(48,880,498)	$(5,600,501)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscription Receivable	Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit During Development Stage	Total Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount			Number of Shares	Amount
Compensation expense on option awards issued to directors/employees-1Q12	0	0	0	0	0	0	0	278,959	0	0	0	0	278,959
Compensation expense on option awards issued to non-employees-1Q12	0	0	0	0	0	0	0	28,483	0	0	0	0	28,483
Preferred Stock Series D converted—1Q12	0	0	0	0	400,000	400	0	30,173	0	0	0	0	30,573
Compensation expense on option awards issued to directors/employees-2Q12	0	0	0	0	0	0	0	277,170	0	0	0	0	277,170
Compensation expense on option awards issued to non-employees-2Q12	0	0	0	0	0	0	0	(2,219)	0	0	0	0	(2,219)
Preferred Stock Series D converted—2Q12	0	0	0	0	2,200,000	2,200	0	47,039	0	0	0	0	49,239
Conversion of note	0	0	0	0	100,625	101	0	25,055	0	0	0	0	25,156
Net loss	0	0	0	0	0	0	0	0	0	0	0	(15,467,199)	(15,467,199)
Balance 6/30/12 (Successor) (Unaudited)	0	$0	0	$0	98,378,880	$98,379	$(550,020)	$44,418,999	0	$0	$0	$(64,347,697)	$(20,380,339)

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Successor	Successor	Successor	Predecessor
	For the six months ended June 30, 2012	For the six months ended June 30, 2011	Cumulative period from September 1, 2009 (date of inception) to June 30, 2012	Cumulative period from December 31, 1995 (date of inception) to August 31, 2009
Cash flows from operating activities:
Net loss	$(15,467,199)	$(27,163,910)	$(64,730,678)	$(117,121,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Reorganization items, net	0	0	72,477	(74,648,976)
Loss on extinguishment of debt	4,421,184	0	4,421,184	0
Expense related to stock-based compensation	582,393	2,402,730	5,356,101	10,608,999
Warrant (income) expense	(2,647,000)	9,806,882	2,900,010	0
Derivative revaluation (income) expense	1,917,322	8,182,138	7,368,839	0
Deferred tax benefit	(108,695)	0	(108,696)	0
Uncompensated contribution of services	0	0	0	755,556
Depreciation and amortization	392,160	12,590	558,001	9,091,990
Provision for doubtful accounts	(16,565)	(12,280)	(53,301)	337,810
Provision for excessive and/or obsolete inventory	7,182	5,178	(87,025)	259,427
Amortization of debt issue costs	103,066	0	103,066	4,107,067
Amortization of debt discounts on investments	0	0	0	(508,983)
Loss on disposal or impairment of property and equipment	0	0	0	17,668,477
Foreign exchange gain on substantial liquidation of foreign entity	(130)	(4,988)	(10,038)	(2,256,408)
Change in operating assets and liabilities, excluding effects of acquisition:
Decrease (increase) in accounts receivable	(32,794)	3,626	34,912	(91,496)
Decrease in other receivables	5,215	485	4,975	218,978
Increase in inventory	(318,752)	(12,931)	(222,274)	(455,282)
Decrease (increase) in prepaid expenses	427,100	201,058	(212,373)	34,341
Decrease in other assets	0	0	4,120	71,000
Increase (decrease) in accounts payable	(1,214,546)	(325,914)	547,099	57,648
Increase in accrued expenses, liabilities subject to compromise and other liabilities	553,363	301,757	2,199,793	3,311,552
Increase (decrease) in deferred revenue	74,234	0	129,634	(50,096)

Net cash used in operating activities	(11,322,462)	(6,603,579)	(41,724,174)	(148,610,040)

Cash flows from investing activities:
Acquisition of Agera, net of cash acquired	0	0	0	(2,016,520)
Purchase of property and equipment	(358,746)	(700,513)	(1,958,525)	(25,515,170)
Proceeds from the sale of property and equipment, net of selling costs	0	0	0	6,542,434
Purchase of investments	0	0	0	(152,998,313)
Proceeds from sales and maturities of investments	0	0	0	153,507,000

Net cash used in investing activities	(358,746)	(700,513)	(1,958,525)	(20,480,569)

Cash flows from financing activities:
Proceeds from convertible debt	0	0	0	91,450,000
Offering costs associated with the issuance of convertible debt	(45,984)	0	(145,984)	(3,746,193)
Offering costs associated with the issuance of debt	0	0	0	0
Proceeds from notes payable to shareholders, net	0	0	0	135,667
Proceeds from the issuance of redeemable preferred stock series A, net	0	0	2,870,000	12,931,800
Proceeds from the issuance of redeemable preferred stock series B, net	0	193,200	4,212,770	0
Proceeds from the issuance of redeemable preferred stock series D, net	0	5,642,780	7,152,180	0
Proceeds from the issuance of redeemable preferred stock series E, net	7,184,925	0	7,184,925	0
Proceeds from the exercise of warrants	0	1,973,364	2,418,646	0
Proceeds from the issuance of common stock, net	0	1,580,560	27,437,378	93,753,857
Costs associated with secured loan and debtor-in-possession loan	0	0	0	(360,872)
Proceeds from secured loan	0	0	0	500,471
Proceeds from debtor-in-possession loan	0	0	0	2,750,000
Payments on insurance loan	(72,148)	(48,655)	(238,300)	(79,319)
Principal payments on 12.5% note payable	(3,517,424)	0	(4,800,745)	0
Cash dividends paid on preferred stock	(109,323)	(304,384)	(872,169)	(1,087,200)
Cash paid for fractional shares of preferred stock	0	0	0	(38,108)
Merger and acquisition expenses	0	0	0	(48,547)
Repurchase of common stock	0	0	0	(26,024,280)

Net cash provided by financing activities	3,440,046	9,036,865	45,218,701	170,137,276

Effect of exchange rate changes on cash balances	171	5,870	11,726	(36,391)
Net increase (decrease) in cash and cash equivalents	(8,240,991)	1,738,643	1,547,728	1,010,276
Cash and cash equivalents, beginning of period	10,798,995	867,738	1,010,276	0

Cash and cash equivalents, end of period	$2,558,004	$2,606,381	$2,558,004	$1,010,276

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

Fibrocell Science, Inc. (Fibrocell or the Company or the Successor) is the parent company of Fibrocell Technologies (Fibrocell Tech) and Agera Laboratories, Inc., a Delaware corporation (Agera). Fibrocell Tech is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (Isolagen Europe), Isolagen Australia Pty Limited, a company organized under the laws of Australia (Isolagen Australia), and Isolagen International, S.A., a company organized under the laws of Switzerland (Isolagen Switzerland). Operations in the foreign subsidiaries have been substantially liquidated.

The Company is a cellular aesthetic and therapeutic development stage biotechnology company focused on developing novel skin and tissue rejuvenation products. The Company’s approved and clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burnscars with a patient’s own, or autologous, fibroblast cells produced in the Company’s proprietary Fibrocell Process. The Company’s lead product, LAVIV™ (LAVIV), is the first and only personalized aesthetic cell therapy approved by the FDA for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults.

The Company also markets a skin care line with broad application in core target markets through its consolidated subsidiary, Agera which is expected to be sold in the third quarter of 2012. The Company owns 57% of the outstanding shares of Agera. As a result of the expected disposal of Agera, the Company operates in one segment and Agera is classified as discontinued operations. Please refer to Note 5 for more details.

Note 2—Basis of Presentation

As of September 1, 2009, the Company adopted fresh-start accounting in accordance with Accounting Standards Codification (ASC) 852-10, Reorganizations. The Company selected September 1, 2009, as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the August 27, 2009 confirmation hearing and the immaterial impact of transactions between August 27, 2009 and September 1, 2009. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes.

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC). The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

The prior year financial statements contain certain reclassifications to present discontinued operations.

Note 3—Development-Stage Risks and Liquidity

The Company has been primarily engaged in developing its initial product technology, and the Successor has incurred losses since inception and has a deficit accumulated during the development stage of $64.3 million as of June 30, 2012. The Company anticipates incurring additional losses until such time that it can generate significant sales of its recently approved FDA product, LAVIV. As of June 30, 2012, we had cash and cash equivalents of $2.6 million and negative working capital of $0.4 million. This includes approximately $3.6 million of outstanding debt which is due in September 1, 2013, provided that the debt holders may require the Company to redeem 25% of the principal amount of the debt on each of December 1, 2012, March 1, 2013, June 1, 2013 and September 1, 2013. The Company will still need to access the capital markets in the near future in order to continue to fund future operations. There is no guarantee that any such additional required financing will be available on terms satisfactory to the Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

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

Intangible assets

Effective January 1, 2012 the Company has launched LAVIV and is now generating revenue. As a result the intangible asset related to research and development assets related to the Company’s primary study is considered a finite-lived intangible asset and is being amortized over 12 years. For the six months ended June 30, 2012, the Company amortized $265,680 for the intangible asset.

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

The following potentially dilutive securities have been excluded from the calculations of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares of convertible preferred stock	44,808,000	15,162,000	44,808,000	15,162,000
Shares underlying options outstanding	14,084,750	14,135,000	14,084,750	14,135,000
Shares underlying warrants outstanding	133,230,535	34,127,384	133,230,535	34,127,384
Unvested restricted stock	0	150,000	0	150,000

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We adopted this ASU January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

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

Note 5—Discontinued Operations

On June 7, 2012, the Company entered into a share purchase agreement (Agreement) with Rohto Pharmaceutical Co., Ltd. (Purchaser), pursuant to which the Company agreed to sell to Purchaser all of the shares of common stock of Agera held by the Company (the Agera Shares), which represents 57% of the outstanding common stock of Agera. The closing of the Agreement is expected to take place on August 31, 2012, or such earlier time as the parties agree. Pursuant to the Agreement, the purchase price (Purchase Price) for the Agera Shares will be (i) $850,000; plus (ii) the amount equivalent to 57% of total sum of the cash held by Agera at the date of closing; plus (iii) the amount equivalent to 57% of Agera's accounts receivable less allowance for uncollectible account at the date of closing. Purchaser paid $400,000 of the Purchase Price (the Initial Payment) within ten business days after the execution of the Agreement, with the remaining portion of the Purchase Price to be paid within ten business days after the closing date. In the event that the Agreement is terminated due to a material breach of the Agreement by the Company the Initial Payment shall be returned to Purchaser. In the event that the Agreement is terminated due to the material breach of the Agreement by Purchaser or due to Purchaser's failure to close the transaction by August 31, 2012, the Initial Payment shall be deemed nonrefundable and shall be retained by the Company. Accordingly, all operating results from continuing operations exclude the results for Agera which are presented as discontinued operations. The Company will not have continuing involvement after the sale and the Company expects to record a gain on the sale.

The assets ($188,000 net accounts receivable, $271,000 Inventory and $39,000 prepaid expenses) and liabilities of Agera have been segregated as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets. In addition, the financial results of Agera are classified as discontinued operations in the accompanying Consolidated Statement of Operations. Summary financial information related to discontinued operations is as follows:

	Successor	Successor
	For the three months ended June 30, 2012	For the three months ended June 30, 2011
Product sales	$175,705	$253,274
Cost of sales	88,605	125,753

Gross profit	87,100	127,521
Operating income (loss)	$4,965	$38,249
Net income (loss)	$(4,136)	$11,353

	Successor	Successor	Successor	Predecessor
	For the six months ended June 30, 2012	For the six months ended June 30, 2011	Cumulative period from September 1, 2009 (date of inception) to June 30, 2012	Cumulative period from December 28, 1995 (date of inception) to August 31, 2009
Product sales	$374,137	$461,910	$2,452,682	$3,428,882
Cost of sales	210,099	223,611	1,345,874	1,876,877

Gross profit	164,038	238,299	1,106,808	1,552,005
Operating income (loss)	$6,713	$59,661	$(21,020)	$(5,259,848)
Net income (loss)	$(13,589)	$13,109	$(126,919)	$(3,460,325)

Note 6—Supplemental Cash Flow Information

The following table contains additional cash flow information for the periods reported.

	Successor			Predecessor
	For the six months ended June 30, 2012	For the six months ended June 30, 2011	Cumulative period from September 1, 2009 (date of inception) to June 30, 2012	Cumulative period from December 31, 1995 (date of inception) to August 31, 2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,161,344	$0	$1,596,440	$12,715,283
Non-cash investing and financing activities:
Accrued preferred stock dividend	114,925	366,135	114,925	0
Accrued warrant liability	10,399,000	4,994,307	22,780,509	0
Accrued derivative liability	1,207,108	372,495	3,579,786	0
Successor/Predecessor financing of insurance premiums	0	0	328,833	87,623
Successor subscription receivable	550,020	0	550,020	0
Conversion of preferred stock into common stock	0	814,082	1,202,989	0
Conversion of preferred stock derivative balance into common stock	79,814	4,072,053	7,734,461	0
Exercise of warrants-cashless	0	4,341,424	4,841,519	0
Deemed dividend associated with beneficial conversion of preferred stock	0	0	0	11,423,824
Preferred stock dividend	0	0	0	1,589,861
Uncompensated contribution of services	0	0	0	755,556
Common stock issued for intangible assets	0	0	0	540,000
Common stock issued in connection with conversion of debt	25,156	0	25,156	10,814,000
Equipment acquired through capital lease	0	0	0	167,154
Issuance of notes payable	0	0	0	6,000,060
Common stock issued in connection with reorganization	0	0	0	5,472,000
Intangible assets	0	0	0	6,340,656
Deferred tax liability in connection with fresh-start	0	0	0	2,500,000
Elimination of Predecessor common stock and fresh start adjustment	0	0	0	14,780,320

Note 7—Inventory

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$187,496	$0
Finished goods	119,559	0

Total	$307,055	$0

Note 8—Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at June 30, 2012
Liabilities
Warrant liability	$0	$0	$20,839,000	$20,839,000
Derivative liability	0	0	3,409,661	3,409,661

Total	$0	$0	$24,248,661	$24,248,661

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at December 31, 2011
Liabilities
Warrant liability	$0	$0	$13,087,000	$13,087,000
Derivative liability	0	0	533,549	533,549

Total	$0	$0	$13,620,549	$13,620,549

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance at December 31, 2011	$13,087,000
Issuance of additional warrants	10,399,000
Change in fair value of warrant liability	(2,647,000)

Balance at June 30, 2012	$20,839,000

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 12 for further discussion of the warrant liability.

The reconciliation of derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative Liability
Balance at December 31, 2011	$533,549
Issuance of derivative liability and other	1,038,602
Conversion of preferred stock and other	(79,812)
Change in fair value of derivative liability	1,917,322

Balance at June 30, 2012	$3,409,661

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 11 for further discussion of the derivative liability.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

On June 1, 2012 the Company issued 12.5% Convertible Notes (Notes) which include unpaid interest of 15% has been accreted to the principal and matures on June 1, 2013. The Notes are measured at face value including interest in our consolidated balance sheets and not fair value. As of June 30, 2012, the principal balance outstanding is $3.5 million and interest of $42,000 which is based on the level 2 valuation hierarchy of the fair value measurements standard. The Notes approximate fair value as they bear interest at a rate approximating a market interest rate.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3.

Note 9—Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Accrued professional fees	$278,979	$702,106
Accrued compensation	98,752	4,338
Dividend on preferred stock payable	114,925	55,742
Deferred fee for Agera	400,000	0
Accrued other	111,634	156,174

Total	$1,004,290	$918,360

Note 10-Debt

Convertible Note Payable due 2013

On June 1, 2012, the Company entered into an Exchange Agreement with existing noteholders pursuant to which the Company agreed to repay half of each Holder’s 12.5% Promissory Notes due June 1, 2012 and exchange the balance of each Holder’s Original Note, for (i) a new 12.5% Notes with a principal amount equal to such balance, and (ii) a five-year warrant (Warrant) to purchase a number of shares of Common Stock equal to the number of shares of Common Stock underlying such Note on the date of issuance.

Details of Notes are as follows:

•

The Notes accrue interest at a rate of 12.5% per annum payable quarterly in cash or, at the Company’s option, 15% per annum payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due.

•

The maturity date of the Notes is September 1, 2013, provided that the Holders may require the Company to redeem 25% of the principal amount of the Notes on each of December 1, 2012, March 1, 2013, June 1, 2013 and September 1, 2013.

•

To the extent that Holders of the Notes convert any portion of the Notes prior to any such redemption date, the amount of all future redemption payments will be reduced by such converted amount on a pro rata basis over the remaining redemption dates.

•

The Notes are convertible at a conversion price of $0.25 per share, provided that, with certain exceptions, if, at any time while the Notes are outstanding, the Company issues any Company common stock or common stock equivalents at an effective price per share that is lower than the then the conversion price of the Notes, then the conversion price of the Notes will be reduced to equal the lower price.

•

The Notes may be accelerated if any events of default occur, which include, in addition to certain customary default provisions, if at any time on or after October 1, 2012 the Company fails to have reserved, for conversion of the Notes and exercise of the Warrants, a sufficient number of available authorized but unissued shares of common stock.

Loss on Extinguishment of Debt

As a result of the June 1, 2012 debt exchange as discussed above, the Company recorded a loss on extinguishment of the 12.5% Promissory Note of $4.4 million in the consolidated statement of operations due to the significant modification of the original debt. The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $3.2 million. See note 11 for further discussion of the derivative liability and note 12 for further discussion of the warrant liability.

The following table reflects the Company’s outstanding debt:

	June 30, 2012	December 31, 2011
12.5% Convertible Notes due September 2013	$3,559,041	$0
12.5% Promissory Notes due June 2012	0	6,730,861

Total Debt	$3,559,041	$6,730,861
Long-term Debt	873,106	0

Total Debt due within one year	$2,685,935	$6,730,861

Note 11-Equity

Redeemable Preferred stock

The following table shows the activity of Series D and Series E Redeemable Preferred stock (Preferred), with a par value of $0.001 per share and a stated value of $1,000 per share:

	Series D Preferred	Series E Preferred	Total
Balance at December 31, 2011	3,641	0	3,641
Series D Preferred converted to common stock	(800)	0	(800)
Issuance of Series E Preferred stock	0	8,361	8,361

Balance at June 30, 2012	2,841	8,361	11,202

During May and June 2012 the Company sold to accredited investors in a private placement Series E Convertible Preferred Stock as follows:

Date of financing	# of shares of Series E Preferred	Net Proceeds	Warrant Exercise Price	# of Warrants Issued
May 14, 2012	3,353	$2,842,110	$0.30	14,753,200
May 24, 2012	2,364	2,042,535	0.30	10,401,600
May 30, 2012	945	822,150	0.30	4,158,000
June 7, 2012	1,192	1,037,040	0.30	5,244,800
June 28, 2012	507	441,090	0.30	2,230,800

	8,361	$7,184,925		36,788,400

As a result of the May and June 2012 private placement Series E Convertible Preferred Stock transaction, $7.2 million was allocated to the fair value of the warrants.

The Company records accrued dividends at a rate of 6% per annum on the Series D and 8% per annum on the Series E Preferred. As of June 30, 2012, $114,925 was accrued for dividends payable. The Company paid cash of $109,323 during the six months ended June 30, 2012.

Conversion option of Convertible Note Payable

In connection with the issuance of the June 1, 2012 Convertible Notes, an embedded conversion option has been recorded as a derivative liability under ASC 815, Derivatives and Hedging, (ASC 815) in the consolidated balance sheet as of June 30, 2012. As of June 30, 2012 the derivative liability was re-measured resulting in income of $484,358 for the six months ended June 30, 2012 in our statement of operations. The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability and re-measure on the Company’s reporting dates until the Notes are converted into common stock.

Conversion option of Redeemable Preferred stock

The embedded conversion option for the Series D and E Preferred has been recorded as a derivative liability under ASC 815, Derivatives and Hedging, (ASC 815) in the consolidated balance sheet as of June 30, 2012 and December 31, 2011. As of June 30, 2012 the derivative liability was re-measured resulting in expense of $2,401,681 for the six months ended June 30, 2012 in our statement of operations. The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability and re-measure on the Company’s reporting dates until the preferred stock is converted into common stock.

The fair market value of the derivative liability was computed using the Black-Scholes option-pricing model with the following weighted average assumptions as of the dates indicated:

	June 30, 2012	December 31, 2011
Expected life (years)	1.5 years	1.1 years
Interest rate	0.3%	0.1%
Dividend yield	0	0
Volatility	60%	61%

Note 12-Warrants

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

The following table summarizes outstanding warrants to purchase Common Stock as of June 30, 2012 and December 31, 2011:

	Number of Warrants
Liability-classified warrants	As of June 30, 2012	As of December 31, 2011	Exercise Price	Expiration Dates
Issued in Series A Preferred Stock offering	6,512,984	3,256,492	$0.25	Oct. 2014
Issued in March 2010 offering	9,835,210	4,917,602	0.25	Mar. 2015
Issued in Series B Preferred Stock offering	19,232,183	9,616,086	0.25	Jul.-Nov. 2015
Issued in Series D Preferred Stock offering	30,893,280	15,446,640	0.25	Dec. 2015-Mar. 2016
Issued in Series E Preferred Stock offering	36,788,400	0	0.30	May-June 2017
Issued with Convertible Notes	14,069,696	0	0.30	June 2017

	117,331,753	33,236,820

Equity-classified warrants
Issued in June 2011 equity financing	152,711	152,711	$0.90	June 2016
Issued to placement agents in August 2011 equity financing	1,252,761	1,252,761	0.55	August 2016
Issued in August 2011 equity financing	14,493,310	14,493,310	0.75	August 2016

	15,898,782	15,898,782

Total	133,230,535	49,135,602

The following is a roll forward of the warrants to purchase Common Stock activity through June 30, 2012:

	Number of shares	Weighted- average exercise price
Outstanding at December 31, 2011	49,135,602	$0.58
Issued	50,858,096	$0.30
Additional warrants issued due to anti-dilution provision	33,236,837	$0.25
Exercised	0	$0

Outstanding at June 30, 2012	133,230,535	$0.33

Liability-classified Warrants

Effective December 31, 2011, the Company utilized the Monte Carlo simulation valuation method to value the liability classified warrants. As a result of the May 2012 financing, the exercise price of the liability-classified outstanding warrants was reduced from an exercise price of $0.50 to $0.25 per share.

The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	June 30, 2012	December 31, 2011	Net cash settlement as of June 30, 2012(1)
Calculated aggregate value	$20,839,000	$13,087,000	$17,522,000
Exercise price per share of warrant	$0.30	$0.50	$0.25-0.30
Closing price per share of common stock	$0.23	$0.40	$0.23
Volatility	80%	70%	100	%(2)
Probability of Fundamental Transaction or Delisting	50.1%	45.1%	0
Expected term (years)	3.5	3.7	3.6
Risk-free interest rate	0.50%	0.63%	0.54%
Dividend yield	0%	0%	0%

(1)	Represents the net cash settlement value of the warrant as of June 30, 2012, which value was calculated utilizing the Black-Scholes option-pricing model specified in the warrant.
(2)	Represents the volatility assumption used to calculate the net cash settlement value as of June 30, 2012.

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

Note 13—Stock-based Compensation

Our board of directors adopted the 2009 Equity Incentive Plan (Plan) effective September 3, 2009. The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisors by providing incentives for such persons to exert maximum efforts for the success of the Company. The Plan allows for the issuance of up to 4,000,000 shares of the Company’s common stock. Subsequent to December 31, 2010, the board of directors of the Company amended the Plan to increase the number of shares available for issuance under the Plan to 15,000,000 shares of common stock. The types of awards that may be granted under the Plan include options (both nonqualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards. The term of each award is determined by the Board at the time each award is granted, provided that the terms of options may not exceed ten years. The Plan had 1,315,250 options available for grant as of June 30, 2012.

Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

	Three months ended
	June 30, 2012	June 30, 2011
Stock option compensation expense for employees and directors	$277,170	$1,082,503
Restricted stock expense	0	18,000
Equity awards for nonemployees issued for services	(2,219)	250,473

Total stock-based compensation expense	$274,951	$1,350,976

	Six months ended
	June 30, 2012	June 30, 2011
Stock option compensation expense for employees and directors	$556,129	$2,078,054
Restricted stock expense	0	36,000
Equity awards for nonemployees issued for services	26,264	288,676

Total stock-based compensation expense	$582,393	$2,402,730

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	13,608,500	$0.77	8.36	$0
Granted	550,000	$0.41
Exercised	0	$0
Forfeited	(73,750)	$0.61

Outstanding at June 30, 2012	14,084,750	$0.76	7.60	$0

Exercisable at June 30, 2012	10,762,371	$0.78	7.35	$0

The total fair value of shares vested during the six months ended June 30, 2012 was $0.8 million. As of June 30, 2012, there was $0.9 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.2 years. As of June 30, 2012, there was approximately $63,000 of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.

During the six months ended June 30, 2012 and 2011, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.23 and $0.48, respectively. The fair market value of the options was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions for the six months ended as of the dates indicated:

	June 30, 2012	June 30, 2011
Expected life (years)	6.0 years	5.3 years
Interest rate	2.3%	2.3%
Dividend yield	0	0
Volatility	60%	62%

Note 14—Subsequent Events

On July 16, 2012, Company sold to accredited investors an aggregate of $780,000 in gross proceeds of its securities consisting of in the aggregate: (i) 780 shares of Series E Convertible Preferred Stock and (ii) five-year warrants to purchase 3,120,000 shares of the Company’s Common Stock at an exercise price of $0.30 per share. In connection with such closing, the co-placement agents for the Offering, John Carris Investments LLC and John Thomas Financial, Inc., received (i) cash compensation of $78,000 and a non-accountable expense allowance of $23,400, and (ii) five (5) year warrants to purchase 312,000 shares of Common Stock at an exercise price of $0.30 per share. On July 16, 2012, the Company also entered into a subscription agreement with an accredited investor pursuant to which it agreed to sell 500 shares of Series E Preferred and five-year warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.30 per share (“Additional Warrants”) for a total purchase price of $500,000. The Additional Warrants have the same terms as the Warrants issued in the aforementioned Offering. The closing of this transaction is expected to occur in the near future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•	our ability to reduce our need for fetal bovine calf serum by improved use of less expensive media combinations and different media alternatives;

•	continued availability of supplies at satisfactory prices;

•	new entrance of competitive products or further penetration of existing products in our markets;

•	the effect on us from adverse publicity related to our products or the company itself;

•	any adverse claims relating to our intellectual property;

•	the adoption of new, or changes in, accounting principles;

•	our issuance of certain rights to our shareholders that may have anti-takeover effects;

•	our dependence on physicians to correctly follow our established protocols for the safe administration of our Fibrocell Therapy; and

•	other risks referenced from time to time elsewhere in our filings with the Securities and Exchange Commission (SEC).

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

On June 7, 2012, the Company entered into a share purchase agreement (Agreement) with Rohto Pharmaceutical Co., Ltd. (Purchaser), pursuant to which the Company agreed to sell to Purchaser all of the shares of common stock of Agera Laboratories Inc. (Agera) held by the Company (Agera Shares), which represents 57% of the outstanding common stock of Agera. The closing of the Agreement is expected to take place on August 31, 2012, or such earlier time as the parties agree. Pursuant to the Agreement, the purchase price (Purchase Price) for the Agera Shares will be (i) $850,000; plus (ii) the amount equivalent to 57% of total sum of the cash held by Agera at the date of closing; plus (iii) the amount equivalent to 57% of Agera's accounts receivable less allowance for uncollectible account at the date of closing. Purchaser paid $400,000 of the Purchase Price (Initial Payment) within ten business days after the execution of the Agreement, with the remaining portion of the Purchase Price to be paid within ten business days after the closing date. In the event that the Agreement is terminated due to a material breach of the Agreement by the Company the Initial Payment shall be returned to Purchaser. In the event that the Agreement is terminated due to the material breach of the Agreement by Purchaser or due to Purchaser's failure to close the transaction

Going Concern

As of June 30, 2012, we had cash and cash equivalents of $2.6 million and negative working capital of $0.4 million. As of August 6, 2012, the Company had cash and cash equivalents of approximately $1.4 million and our accounts payable and accrued expenses were approximately $0.8 million. The Company expects to receive $0.5 million from an agreement with an accredited investor in addition to the $0.5 million from the Agera sale when it closes in late August. In addition, the Company has approximately $3.6 million of outstanding debt which is due in September 2013, provided that the debt holders may require the Company to redeem 25% of the principal amount of the debt on each of December 1, 2012, March 1, 2013, June 1, 2013 and September 1, 2013. The Company will still need to access the capital markets in the near future in order to continue to fund future operations. There is no guarantee that any such additional required financing will be available on terms satisfactory to the Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

The Company has been primarily engaged in developing its initial product technology, and the Successor has incurred losses since inception and has a deficit accumulated during the development stage of $64.3 million as of June 30, 2012. The Company anticipates incurring additional losses until such time that it can generate significant sales of recently approved FDA product, LAVIV.

As a result of the conditions discussed above, and in accordance with U.S. generally accepted accounting principles (GAAP), there exists doubt about the Company’s ability to continue as a going concern, and its ability to continue as a going concern is contingent, among other things, upon its ability to secure additional adequate financing or capital in the future.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were nomaterial changes to our critical accounting policies and use of estimates previously disclosed in our 2011 Annual Report on Form 10-K.

Results of Operations

Three Months Ended June 30,

2012 compared to the Three Months Ended June 30, 2011

Revenue and Cost of Sales. Revenue and cost of sales for the three months ended June 30, 2012 and 2011 were comprised of the following:

	Three months ended June 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Total revenue	$28	$0	$28	—
Cost of sales	2,095	0	(2,095)	—

Gross (loss)	$(2,067)	$0	$(2,067)	—

Revenue of less than $0.1 million was recognized in the second quarter of 2012 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. As a result of the increase in LAVIV activity, the Company booked cost of sales of $2.1 million for the three months ended June 30, 2012. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the three months ended June 30, 2012 comprised $0.9 million of compensation related expenses, $0.9 million of laboratory supplies and other related expenses and $0.3 million of rent, utilities and depreciation. The principal reasons for the relativity small level of revenue and large cost of sales in this quarter are as follows: (1) Timing—costs are incurred starting with receipt of a patient’s biopsy. Revenue is not recognized until at least three months after receipt of the biopsy, when injections are made ready for shipment to the patient’s physician. Injections normally occur four weeks apart so the revenue cycle can be up to six months or more (three injection sessions); (2) Charging for biopsies and injections—we are offering complimentary and reduced price biopsies and injections in our introductory period, and (3) Volumes—our initial staffing is about equal direct to indirect due to the many requirements needed to run a cell processing operation. We anticipate that our direct staffing costs will be a higher percentage of total staffing as we increase volumes and direct labor workers in our manufacturing facility. This should also result in a lower per biopsy cost per indirect worker (as well as a lower per biopsy cost for rent, utilities and depreciation).

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2012 and 2011 were comprised of the following:

	Three months ended June 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$1,059	$1,683	$(624)	(37%)
External services—consulting	287	13	274	21,077%
Marketing expense	582	695	(113)	(16%)
Travel	131	18	113	627%
License fees	169	16	153	956%
Facilities and related expense and other	1,011	751	260	35%

Total selling, general and administrative expense	$3,239	$3,176	$63	2%

Selling, general and administrative expense increased $ 0.1 million to $3.2 million for the three months ended June 30, 2012 as compared to $3.2 million for the three months ended June 30, 2011. There was a decrease in compensation of $0.6 million due to $1.1 million less stock option charges incurred in the period ended June 30, 2012 compared to the period ended June 30, 2011 offset by increased compensation due to sales and marketing personnel additions in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Consulting expenses increased by $0.3 million due to financial advisory services incurred in the three months ended June 30, 2012. A slight decrease in marketing expenses was offset by an increase in travel related to sales representatives in the three months ended June 30, 2012. License costs increased $0.2 million due to the FDA product and establishment fees for LAVIV. Facilities and other expenses increased $0.3 million to $1.0 million for the three months ended June 30, 2012 due to additional office supplies and other operating expenses.

Research and Development Expense. Research and development expense for the three months ended June 30, 2012 and 2011 were comprised of the following:

	Three months ended June 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$105	$471	$(366)	(78%)
External services—consulting	265	421	(156)	(37%)
Lab costs and related expense	16	479	(463)	(97%)
Facilities and related expense and other	2	231	(229)	(99%)

Total research and development expense	$388	$1,602	$(1,214)	(76%)

Research and development expense decreased $1.2 million to $0.4 million for the three months ended June 30, 2012 from $1.6 million for the three months ended June 30, 2011. The decrease is due primarily to the classification of costs associated with the production of LAVIV in the three months ended June 30, 2012, recorded in cost of goods sold in the consolidated statement of operations sold. Research and development costs incurred in the three months ended June 30, 2012 were related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars as well as costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs incurred in the three months ended June 30, 2011 included costs to bring LAVIV to market.

Interest Expense. Interest expense decreased $0.1 million to $0.2 million for the three months ended June 30, 2012 from $0.3 million for the three months ended June 30, 2011 due to lower debt balances. Our interest expense for the period is related to the notes we issued in connection with our bankruptcy plan. Pursuant to the terms of the notes we have been accreting the interest due to the principal on the notes at the rate of 15% per annum.

Loss on Extinguishment of debt. During the three months ended June 30, 2012, the Company recorded a loss on extinguishment of the 12.5% Promissory Note of $4.4 million in the consolidated statement of operations due to a significant modification of the original debt. The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $3.2 million.

Change in Revaluation of Warrant and Derivative Liability. During the three months ended June 30, 2012, we recorded a non-cash gain of $3.2 million and loss of $2.0 million for warrant and derivative revaluation, respectively, in our consolidated statements of operations due to the increase in the number of preferred shares and warrants with the issuance of Series E Preferred Stock in our recent financing and the change in fair value. During the three months ended June 30, 2011, we recorded non-cash expense of $3.5 million and $1.6 million for warrant expense and derivative revaluation expense, respectively, in our consolidated statements of operations due to an increase in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. This increase in fair value was primarily due to an increase in the price per share of our common stock on June 30, 2011 as compared to March 31, 2011.

Net income/(loss). Net loss attributable decreased approximately $1.0 million to a net loss of $9.1 million for the three months ended June 30, 2012, as compared to a net loss of $10.1 million for the three months ended June 30, 2011 primarily due to the change in the fair value of the warrant liability and derivative liability related to the Series A, B, D and E preferred stock financings, offset by an increase in operating expenses related to the LAVIV product approval in June 2011and product launch in October 2011.

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

Revenues and Cost of Sales. Revenue and cost of sales for the six months ended June 30, 2012 and 2011 were comprised of the following:

	Six months ended June 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Total revenue	$44	$0	$44	—
Cost of sales	3,647	0	3,647	—

Gross profit	$(3,603)	$0	$(3,603)	—

Revenue of less than $0.1 million was recognized in the six months ended June 30, 2012. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. As a result of the increase in LAVIV activity, the Company booked cost of sales of $3.6 million for the three months ended June 30, 2012. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the six months ended June 30, 2012 comprised $1.7 million of compensation related expenses, $1.7 million of laboratory supplies and other related expenses and $0.2 million of rent, utilities and depreciation. The principal reasons for the relativity small level of revenue and large cost of sales in this quarter are as follows: (1) Timing—costs are incurred starting with receipt of a patient’s biopsy. Revenue is not recognized until at least three months after receipt of the biopsy, when injections are made ready for shipment to the patient’s physician. Injections normally occur four weeks apart so the revenue cycle can be up to six months or more (three injection sessions); (2) Charging for biopsies and injections—we are offering complimentary and reduced price biopsies and injections in our introductory period, and (3) Volumes—our initial staffing is about equal direct to indirect due to the many requirements needed to run a cell processing operation. We anticipate that our direct staffing costs will be a higher percentage of total staffing as we increase volumes and direct labor workers in our manufacturing facility. This should also result in a lower per biopsy cost per indirect worker (as well as a lower per biopsy cost for rent, utilities and depreciation).

Selling General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2012 and 2011 were comprised of the following:

	Six months ended June 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$2,168	$2,902	$(734)	(25%)
External services—consulting	319	387	(68)	(18%)
Marketing expense	1,850	735	1,115	152%
Travel	338	45	293	648%
License fees	333	$41	292	712%
Facilities and related expense and other	1,954	1,331	623	47%

Total selling, general and administrative expense	$6,962	5,441	$1,521	28%

Selling, general and administrative expense increased $1.5 million to $7.0 million for the six months ended June 30, 2012 as compared to $5.4 million for the six months ended June 30, 2011. There was a decrease in compensation of $0.7 million due to $1.7 million less stock option charges incurred in the period ended June 30, 2012 compared to the period ended June 30, 2011 offset by increased compensation due to the sales and marketing team. Marketing expenses increased $1.1 million due to product launch activity and travel expenses increased $0.3 million due to sales force travel related to the product launch. License costs increased $0.3 million due to payments to the FDA for user fees. Facilities and other expenses increased $0.6 million to $2.0 million for the six months ended June 30, 2012 due to additional office supplies and other operating expenses.

Research and Development Expense. Research and development expense for the six months ended June 30, 2012 and 2011 were comprised of the following:

	Six months ended June 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$170	$995	$(825)	(83%)
External services—consulting	655	1,042	(387)	(37%)
Lab costs and related expense	33	756	(723)	(96%)
Facilities and related expense	10	425	(415)	(98%)

Total research and development expense	$868	$3,218	$(2,350)	(73%)

Research and development expense decreased $2.3 million to $0.9 million for the six months ended June 30, 2012 from $3.2 million for the six months ended June 30, 2011. The decrease is due primarily to the classification of costs associated with the production of LAVIV in the six months ended June 30, 2012, recorded in cost of goods sold in the consolidated statement of operations. Research and development costs incurred in the six months ended June 30, 2012 were related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars as well as costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs incurred in the six months ended June 30, 2011 included costs incurred to bring LAVIV to market.

Interest Expense. Interest expense for the six months ended June 30, 2012 decreased $0.1 million to $0.4 million from $0.5 million for the six months ended June 30, 2011 due to lower debt balances. Our interest expense is related to the notes we issued in connection with our bankruptcy plan. We have been accreting the interest to principal at the rate of 15% per annum in accordance with the terms of the notes.

Loss on Extinguishment of debt. During the three months ended June 30, 2012, the Company recorded a loss on extinguishment of the 12.5% Promissory Note of $4.4 million in the consolidated statement of operations due to a significant modification of the original debt. The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $3.2 million.

Change in Revaluation of Warrant and Derivative Liability. During the six months ended June 30, 2012, we recorded a non-cash income of $2.6 million and expense $1.9 million for the revaluation of the warrant and derivative, respectively, in our statements of operations. The change is due to the increase in the number of preferred shares and warrants with the issuance of Series E Preferred Stock in our recent financing, the reset of the exercise price related to the “down round” protection and the change in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. During the six months ended June 30, 2011, we recorded a non-cash warrant expense of $9.8 million and $8.2 million derivative revaluation expense, respectively, in our statements of operations due to an decrease in the fair value of the warrant liability for warrants to purchase preferred stock that were liability-classified.

Net loss. Net loss decreased approximately $11.7 million to a net loss of $15.5 million for the six months ended June 30, 2012, as compared to a net loss of $27.2 million for the six months ended June 30, 2011 primarily due to the issuance of additional warrants and to the change in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
Statement of Cash Flows Data:	2012	2011
	(in thousands)
Total cash provided by (used in):
Operating activities	$(11,322)	$(6,604)
Investing activities	$(359)	$(701)
Financing activities	$3,440	$9,037

Operating Activities. Cash used in operating activities during the six months ended June 30, 2012 amounted to $11.3 million, an increase of $4.7 million over the six months ended June 30, 2011. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $4.0 million due to the hiring of personnel and increased marketing and manufacturing costs related to LAVIV, in addition to operating cash outflows from changes in operating assets and liabilities.

Investing Activities. Cash used in investing activities amounted to $0.4 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively, due to the purchase of equipment for the lab facility in Exton, Pennsylvania.

Financing Activities. There was net $3.4 million cash received from financing activities during the six months ended June 30, 2012 mainly due to the issuance of Preferred Stock of $7.2 million offset by a debt repayment of $3.5 million. There was $9.0 million cash received from financing activities during the six months ended June 30, 2011 due to common stock and preferred stock offerings offset slightly by dividends on preferred stock.

Working Capital

As of June 30, 2012, we had cash and cash equivalents of $2.6 million and negative working capital of $0.4 million. As of August 6, 2012, the Company had cash and cash equivalents of approximately $1.4 million and our accounts payable and accrued expenses were approximately $0.8 million. Subsequent to June 30, 2012, the Company received financing of $0.7 million, net of commissions and non-accountable expenses. The Company expects to receive $0.5 million from an agreement with an accredited investor in addition to the $0.5 million from the Agera sale when it closes in late August. The Company will still need to access the capital markets in the near future in order to continue to fund future operations. There is no guarantee that any such additional required financing will be available on terms satisfactory to the Company or available at all. These matters create uncertainty relating to its ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

Contractual Obligations

During the six month period ended June 30, 2012, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our Annual Report on Form 10-K for the year ended December  31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.

Foreign Exchange Rate Risk

We do not believe that we have significant foreign exchange rate risk at June 30, 2012.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K filed on March 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2012, Company sold to accredited investors an aggregate of $780,000 in gross proceeds of its securities consisting of in the aggregate: (i) 780 shares of Series E Convertible Preferred Stock and (ii) five-year warrants to purchase 3,120,000 shares of the Company’s Common Stock at an exercise price of $0.30 per share. In connection with such closing, the co-placement agents for the Offering, John Carris Investments LLC and John Thomas Financial, Inc., received (i) cash compensation of $78,000 and a non-accountable expense allowance of $23,400, and (ii) five (5) year warrants to purchase 312,000 shares of Common Stock at an exercise price of $0.30 per share. On July 16, 2012, the Company also entered into a subscription agreement with an accredited investor pursuant to which it agreed to sell 500 shares of Series E Preferred and five-year warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.30 per share (“Additional Warrants”) for a total purchase price of $500,000. The Additional Warrants have the same terms as the Warrants issued in the aforementioned Offering. The closing of this transaction is expected to occur on or before August 13, 2012.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosure

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, dated May 11, 2012 (incorporated by reference to Exhibit 3.1 of the Form 8-K dated May 15, 2012)

4.1	Form of Common Stock Purchase Warrant issued in the Series E Preferred Stock Offering (incorporated by reference to Exhibit 4.1 of the Form 8-K dated May 15, 2012)

4.2	Form of 12.5% Convertible Notes issued June 1, 2012 (incorporated by reference to Exhibit 4.1 of the Form 8-K dated June 1, 2012)

4.3	Form of Common Stock Purchase Warrant issued with 12.5% Convertible Notes (incorporated by reference to Exhibit 4.2 of the Form 8-K dated June 1, 2012)

10.1	Exchange Agreement between Company and Holders of 12.5% Convertible Notes (incorporated by reference to Exhibit 10.1 of the Form 8-K dated June 1, 2012)

10.2	Form of Subsidiary Guaranty in connection with issuance of 12.5% Convertible Notes (incorporated by reference to Exhibit 10.2 of the Form 8-K dated June 1, 2012)

10.3	Share Purchase Agreement dated June 7, 2012 between the Company and Rohto Pharmaceutical Co., Ltd.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ Declan Daly
Declan Daly Chief Financial Officer

Date:	August 14, 2012