Form 10-Q
period 2012-09-30
Fibrocell Science, Inc.
filed 2012-11-14
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2of the Exchange Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 9, 2012, issuer had 656,747,606 shares issued and outstanding of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements.

Fibrocell Science, Inc.

Consolidated Balance Sheets

(amounts in thousands except per share and share data)

	Unaudited
	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$118	$10,799
Accounts receivable, net	109	27
Inventory, net	306	0
Prepaid expenses and other current assets	535	1,175
Current assets of discontinued operations	0	498

Total current assets	1,068	12,499
Property and equipment, net of accumulated depreciation of $355 and $166, respectively	1,717	1,434
Intangible assets and other assets, net	5,927	6,341

Total assets	$8,712	$20,274

Liabilities, Redeemable Preferred Stock, Shareholders’ Deficit
Current liabilities:
Current debt	$3,461	$6,731
Accounts payable	1,725	1,887
Accrued expenses	913	918
Deferred revenue	135	56
Current liabilities of discontinued operations	0	20

Total current liabilities	6,234	9,612
Deferred tax liability	2,337	2,500
Warrant liability	6,973	13,087
Derivative liability	1,293	534
Other long-term liabilities	287	142

Total liabilities	17,124	25,875

Commitments	0	0

Preferred stock series A, $0.001 par value; 9,000 shares authorized; 3,250 shares issued; 0 shares outstanding	0	0
Preferred stock series B, $0.001 par value; 9,000 shares authorized; 4,640 shares issued; 0 shares outstanding	0	0
Preferred stock series D, $0.001 par value; 8,000 shares authorized; 7,779 shares issued, and 2,841 and 3,641 shares outstanding, respectively	0	0
Preferred stock series E, $0.001 par value; 12,000 and 0 shares authorized; 9,141 and 0 shares issued, and 9,141 and 0 shares outstanding, respectively	0	0

Shareholders’ deficit:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 99,194,990 and 95,678,255 issued and outstanding, respectively	99	96
Common stock-subscription receivable	(550)	(550)
Additional paid-in capital	44,896	43,734
Accumulated deficit	(52,857)	(48,881)

Total shareholders’ deficit	(8,412)	(5,601)

Total liabilities, preferred stock and shareholders’ deficit	$8,712	$20,274

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Operations

(amounts in thousands except per share and share data)

(unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Revenue
Product sales	$69	$0	$113	$0

Total revenue	69	0	113	0
Cost of sales	2,321	3	5,968	3

Gross loss	(2,252)	(3)	(5,855)	(3)
Selling, general and administrative expenses	2,632	3,817	9,594	9,258
Research and development expenses	426	1,893	1,294	5,111

Operating loss	(5,310)	(5,713)	(16,743)	(14,372)
Other income (expense)
Warrant income	14,545	10,622	17,192	815
Derivative revaluation income (expense)	1,894	2,316	(23)	(5,866)
Interest expense	(140)	(265)	(586)	(822)
Loss on extinguishment of debt	0	0	(4,421)	0

Income (loss) from continuing operations before income taxes	10,989	6,960	(4,581)	(20,245)
Income tax benefit	54	0	163	0

Income (loss) from continuing operations	11,043	6,960	(4,418)	(20,245)
Income (loss) from discontinued operations, net of tax	5	(49)	(1)	(8)
Gain on sale of discontinued operations, net of tax.	443	0	443	0

Net income (loss).	$11,491	$6,911	$(3,976)	$(20,253)

Per share information:
Income (loss) from discontinued operations-
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income (loss)
Basic	$0.12	$0.10	$(0.04)	$(0.40)
Diluted	$(0.05)	$(0.09)	$(0.04)	$(0.40)
Weighted average number of basic common shares outstanding	98,930,771	69,863,597	97,188,248	51,219,473

Weighted average number of diluted common shares outstanding	98,930,771	69,863,597	97,188,248	51,219,473

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Shareholders’ Deficit

(amounts in thousands except per share and share data)

(unaudited)

	Common stock		Subscription	Additional paid-in	Deficit
	Shares	Amount	Receivable	capital	accumulated	Total
Balance, December 31, 2011	95,678,255	96	(550)	43,734	(48,881)	(5,601)
Preferred stock Series D converted	2,600,000	2	0	77	0	79
Conversion of note payable	916,735	1	0	228	0	229
Stock-based compensation expense	0	0	0	857	0	857
Net loss	0	0	0	0	(3,976)	(3,976)

Balance, September 30, 2012	99,194,990	$99	$(550)	$44,896	$(52,857)	$(8,412)

The accompanying notes are an integral part of these financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands except per share and share data)

(unaudited)

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Cash flows from operating activities:
Net loss	$(3,976)	$(20,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	4,421	0
Gain on sale of Agera	(443)	0
Expense related to stock-based compensation	857	2,640
Warrant income	(17,192)	(815)
Derivative revaluation expense	23	5,866
Deferred tax benefit	(163)	0
Depreciation and amortization	604	76
Provision for doubtful accounts	0	(15)
Provision for excessive and/or obsolete inventory	0	(24)
Amortization of debt issue costs	112	0
Change in operating assets and liabilities, excluding effects of acquisition and disposition:
Decrease (increase) in accounts receivable	(82)	10
Decrease in other receivables	0	4
Increase in inventory	(306)	(33)
Decrease (increase) in prepaid expenses and other current assets	574	(817)
Decrease in accounts payable	(186)	(46)
Increase in accrued expenses and other	420	1,115
Increase in deferred revenue	80	13

Net cash used in operating activities	(15,257)	(12,279)

Cash flows from investing activities:
Purchase of property and equipment	(473)	(787)
Proceeds from the sale Agera, net of selling costs	1,002	0

Net cash provided by (used in) investing activities	529	(787)

Cash flows from financing activities:
Proceeds from the issuance of redeemable preferred stock series B, D and E, net	7,864	5,836
Proceeds from the issuance of common stock, net	0	20,679
Proceeds from the exercise of warrants	0	2,418
Payments on insurance loan	(97)	(57)
Offering costs associated with the issuance of convertible debt	(46)	0
Principal payments on 12.5% note payable	(3,517)	(1,283)
Cash dividends paid on preferred stock	(157)	(559)

Net cash provided by financing activities	4,047	27,034

Effect of exchange rate changes on cash balances	0	4
Net increase (decrease) in cash and cash equivalents	(10,681)	13,972
Cash and cash equivalents, beginning of period	10,799	868

Cash and cash equivalents, end of period	$118	$14,840

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands except per share and share data)

(unaudited)

Note 1—Business and Organization

Fibrocell Science, Inc. (Fibrocell or the Company) is the parent company of Fibrocell Technologies (Fibrocell Tech). Fibrocell Tech is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (Isolagen Europe), Isolagen Australia Pty Limited, a company organized under the laws of Australia (Isolagen Australia), and Isolagen International, S.A., a company organized under the laws of Switzerland (Isolagen Switzerland). Operations in the foreign subsidiaries have been substantially liquidated.

The Company previously marketed a skin care line with broad application in core target markets through its consolidated subsidiary, Agera, which was sold on August 31, 2012. The Company did own 57% of the outstanding shares of Agera. As a result of the sale of Agera, the Company operates in one segment and Agera is classified as discontinued operations. Please refer to Note 4 for more details.

The Company is a cellular aesthetic and therapeutic biotechnology company focused on developing novel skin and tissue rejuvenation products. The Company’s approved and clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced in the Company’s proprietary Fibrocell Process. The Company’s lead product, LAVIV™ (LAVIV), is the first and only personalized aesthetic cell therapy approved by the FDA for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults.

The Company has transitioned from its development stage to operational activities as of July 1, 2012. The Company is devoting substantially all of its present efforts to establishing its LAVIV business and its clinical development product candidates. In addition, the Company entered into a financing transaction in October 2012 which raised gross proceeds of $45 million. See note 13 for more details. All losses accumulated since inception through June 30, 2012 have been considered as part of the Company’s development stage activities.

Note 2—Basis of Presentation

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

Intangible assets

Effective January 1, 2012 the Company launched LAVIV and is now generating a small amount of revenue. As a result, the research and development intangible assets related to the Company’s primary study is considered a finite-lived intangible asset and is being amortized over 12 years. For the nine months ended September 30, 2012, the Company amortized $414 for the intangible asset.

Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment expense recognized during the three and nine months ended September 30, 2012.

Income (loss) per share data

Basic income (loss) per share is calculated based on the weighted average common shares outstanding during the period. Diluted income per share (Diluted EPS) also gives effect to the dilutive effect of stock options, warrants, restricted stock and convertible preferred stock calculated based on the treasury stock method. The following table presents computations of net income (loss) per share.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income (loss) per share-Basic:
Numerator for basic net income (loss) per share	$11,491	$6,911	$(3,976)	$(20,253)

Denominator for basic net income (loss) per share	98,930,771	69,863,597	97,188,248	51,219,473

Basic net income (loss) per common share	$0.12	$0.10	$(0.04)	$(0.40)

Net income (loss) per share-Diluted:
Numerator for diluted net income (loss) per share	$11,491	$6,911	$(3,976)	$(20,253)
Less: Fair value of stock warrants	(14,545)	(10,622)	0	0
Less: Fair value of derivatives	(1,894)	(2,316)	0	0

Net loss attributable to common share	$(4,948)	$(6,027)	$(3,976)	$(20,253)

Denominator for diluted net income (loss) per share	98,930,771	69,863,597	97,188,248	51,219,473

Diluted net income (loss) per common share	$(0.05)	$(0.09)	$(0.04)	$(0.40)

The following potentially dilutive securities have been excluded from the calculations of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares of convertible preferred stock	47,928,000	7,682,000	47,928,000	7,682,000
Shares underlying options outstanding	13,662,250	13,655,000	13,662,250	13,655,000
Shares underlying warrants outstanding	136,661,735	14,646,021	136,661,735	49,135,602

Adoption of Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain fair value measurement principles and disclosure requirements. We adopted this ASU January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

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

Note 4—Discontinued Operations

On August 31, 2012, the Company sold all of the shares of common stock of Agera held by the Company, which represents 57% of the outstanding common stock of Agera, to Rohto Pharmaceutical Co., Ltd. for approximately $1.0 million. Accordingly, all operating results from continuing operations exclude the results for Agera which are presented as discontinued operations for all prior year numbers. The Company recorded a gain of approximately $0.4 million on the sale.

As of December 31, 2011, the assets ($188 accounts receivable, net, $271 inventory and $39 prepaid expenses) and liabilities of Agera have been segregated as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets. The financial results of Agera are classified as discontinued operations in the accompanying Consolidated Statement of Operations. Summary financial information related to discontinued operations is as follows:

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Product sales	$142	$159	$516	$621
Cost of sales	65	93	275	317

Gross profit	77	66	241	304

Operating income (loss)	$20	$(38)	$27	$22

Net income (loss)	$11	$(32)	$(2)	$(19)

Note 5—Supplemental Cash Flow Information

The following table contains additional cash flow information for the periods reported.

	For the nine months ended
	September 30, 2012	September 30, 2011
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,161	$435
Cash paid for dividends	157	559
Non-cash investing and financing activities:
Accrued preferred stock dividend	391	432
Accrued warrant liability	11,078	4,994
Accrued derivative liability	815	308
Subscription receivable	550	2,039
Conversion of preferred stock into common stock	0	1,203
Conversion of preferred stock derivative balance into common stock	79	7,237
Cashless exercise of warrants	0	4,842
Common stock issued in connection with conversion of debt	229	0

Note 6—Inventory

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$195	$0
Work in process	111	0

Total	$306	$0

Note 7—Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at September 30, 2012
Liabilities
Warrant liability	$0	$0	$6,973	$6,973
Derivative liability	0	0	1,293	1,293

Total	$0	$0	$8,266	$8,266

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at December 31, 2011
Liabilities
Warrant liability	$0	$0	$13,087	$13,087
Derivative liability	0	0	534	534

Total	$0	$0	$13,621	$13,621

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance at December 31, 2011	$13,087
Issuance of additional warrants	11,078
Change in fair value of warrant liability	(17,192)

Balance at September 30, 2012	$6,973

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 11 for further discussion of the warrant liability.

The reconciliation of derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative Liability
Balance at December 31, 2011	$534
Issuance of derivative liability and other	815
Conversion of preferred stock and other	(79)
Change in fair value of derivative liability	23

Balance at September 30, 2012	$1,293

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 10 for further discussion of the derivative liability.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

On June 1, 2012 the Company issued 12.5% Convertible Notes (Notes) which provided that unpaid interest of 15% be accreted to the principal, and which had a maturity date of June 1, 2013. The Notes were measured at face value including interest in our consolidated balance sheets and not fair value. As of September 30, 2012, the principal balance outstanding was $3.5 million including interest of approximately $0.2 million which is based on the level 2 valuation hierarchy of the fair value measurements standard. The Notes approximate fair value as they bore interest at a rate approximating a market interest rate. The Notes were extinguished in October 2012 through partial conversions into common stock and partial repayments in cash. See Note 13 – Subsequent Events.

We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3.

Note 8—Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Accrued professional fees	$78	$702
Accrued compensation	273	4
Dividend on preferred stock payable	290	56
Accrued other	272	156

Total	$913	$918

Note 9—Debt

Convertible Note Payable due 2013

On June 1, 2012, the Company entered into an Exchange Agreement with existing noteholders pursuant to which the Company agreed to repay half of each Holder’s 12.5% Promissory Notes due June 1, 2012 and exchange the balance of each Holder’s Original Note, for (i) a new 12.5% Note with a principal amount equal to such balance, and (ii) a five-year warrant (Warrant) to purchase a number of shares of Common Stock equal to the number of shares of Common Stock underlying such Note on the date of issuance.

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

The Notes were extinguished in October 2012 through partial conversions into common stock and partial repayments in cash. See Note 13 – Subsequent Events.

Loss on Extinguishment of Debt

As a result of the June 1, 2012 debt exchange as discussed above, the Company recorded a loss on extinguishment of the 12.5% Promissory Note of $4.4 million in the consolidated statement of operations due to the significant modification of the original debt. The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $3.2 million. See note 10 for further discussion of the derivative liability and note 11 for further discussion of the warrant liability.

Note 10-Equity

Redeemable Preferred stock

The following table shows the activity of Series D and Series E Redeemable Preferred stock (Preferred), with a par value of $0.001 per share and a stated value of $1,000 per share:

	Series D Preferred	Series E Preferred	Total
Balance at December 31, 2011	3,641	0	3,641
Series D Preferred converted to common stock	(800)	0	(800)
Issuance of Series E Preferred stock	0	9,141	9,141

Balance at September 30, 2012	2,841	9,141	11,982

During May, June and July 2012 the Company sold to accredited investors in a private placement Series E Convertible Preferred Stock as follows:

Date of financing	# of shares of Series E Preferred	Net Proceeds	Warrant Exercise Price	# of Warrants Issued
May 14, 2012	3,353	$2,843	$0.30	14,753,200
May 24, 2012	2,364	2,042	0.30	10,401,600
May 30, 2012	945	822	0.30	4,158,000
June 7, 2012	1,192	1,037	0.30	5,244,800
June 28, 2012	507	441	0.30	2,230,800
July 16, 2012	780	679	0.30	3,432,000

	9,141	$7,864		40,220,400

As a result of the May, June and July 2012 private placement Series E Convertible Preferred Stock transaction, $7.8 million was allocated to the fair value of the warrants. The July 16, 2012 sale represented the final closing of the Offering and effective on such date, the Company closed the Offering.

In the Offering, the Company (i) sold an aggregate of $9.1 million in gross proceeds of its securities resulting in the issuance of an aggregate of (a) 9,141 Series E Preferred shares ($9.1 million aggregate Stated Value), and (b) Warrants to purchase 36,564,000 shares of Common Stock, and (ii)(a) paid the Placement Agents (Agents) in the aggregate cash compensation of $0.9 million and a non-accountable expense allowance of $0.3 million, and (b) issued Agent Warrants to the Agents to purchase in the aggregate 3,656,400 shares of Common Stock.

The Company records accrued dividends at a rate of 6% per annum on the Series D and 8% per annum on the Series E Preferred. As of September 30, 2012, $0.3 million was accrued for dividends payable. The Company paid cash of $0.2 million during the nine months ended September 30, 2012.

The Series D and Series E Redeemable Preferred stock was converted into common stock in October 2012. See Note 13 – Subsequent Events.

Conversion option of Convertible Note Payable

In connection with the issuance of the June 1, 2012 Convertible Notes, an embedded conversion option has been recorded as a derivative liability under ASC 815, Derivatives and Hedging, (ASC 815) in the consolidated balance sheet as of September 30, 2012. The derivative liability was re-measured resulting in expense of $0.1 million for the nine months ended September 30, 2012 in our statement of operations. The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability and re-measure on the Company’s reporting dates until October 9, 2012 when the Notes were converted into common stock.

Conversion option of Redeemable Preferred stock

The embedded conversion option for the Series D and E Preferred has been recorded as a derivative liability under ASC 815, Derivatives and Hedging, (ASC 815) in the consolidated balance sheet as of September 30, 2012 and December 31, 2011. The derivative liability was re-measured resulting in income of $0.1 million for the nine months ended September 30, 2012 in our statement of operations. The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the embedded conversion option as a liability and re-measure on the Company’s reporting dates until October 9, 2012 when the preferred stock were converted into common stock.

The fair market value of the derivative liability was computed using the Black-Scholes option-pricing model with the following weighted average assumptions as of the dates indicated:

	September 30, 2012	December 31, 2011
Expected life (years)	0.01 years	1.1 years
Interest rate	0.2%	0.1%
Dividend yield	0	0
Volatility	69%	61%

Note 11—Warrants

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

The following table summarizes outstanding warrants to purchase Common Stock as of September 30, 2012 and December 31, 2011:

	Number of Warrants
	As of September 30, 2012	As of December 31, 2011	Exercise Price	Expiration Dates
Liability-classified warrants
Issued in Series A Preferred Stock offering	6,512,984	3,256,492	$0.25	Oct. 2014
Issued in March 2010 offering	9,835,210	4,917,602	0.25	Mar. 2015
Issued in Series B Preferred Stock offering	19,232,183	9,616,086	0.25	Jul.-Nov. 2015
Issued in Series D Preferred Stock offering	30,893,280	15,446,640	0.25	Dec. 2015-Mar. 2016
Issued in Series E Preferred Stock offering	40,219,600	0	0.30	May –June 2017
Issued with Convertible Notes	14,069,696	0	0.30	June 2017

Subtotal	120,762,953	33,236,820

Equity-classified warrants
Issued in June 2011 equity financing	152,711	152,711	$0.90	June 2016
Issued to placement agents in August 2011 equity financing	1,252,761	1,252,761	0.55	August 2016
Issued in August 2011 equity financing	14,493,310	14,493,310	0.75	August 2016

Subtotal	15,898,782	15,898,782

Total	136,661,735	49,135,602

The following is a roll forward of the warrants to purchase Common Stock activity through September 30, 2012:

	Number of shares	Weighted- average exercise price
Outstanding at December 31, 2011	49,135,602	$0.58
Issued	54,290,096	$0.30
Additional warrants issued due to anti-dilution provision	33,236,037	$0.25
Exercised	0	—

Outstanding at September 30, 2012	136,661,735	$0.33

Liability-classified Warrants

Effective December 31, 2011, the Company utilized the Monte Carlo simulation valuation method to value the liability classified warrants until September 30, 2012 when the Company concluded that the Black-Scholes option pricing model was an appropriate valuation method since the majority of the warrants were converted to equity-classified warrants on October 9, 2012. As a result of the May 2012 financing, the exercise price of the liability-classified outstanding warrants was reduced from an exercise price of $0.50 to $0.25 per share.

The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	September 30, 2012	December 31, 2011	Net cash settlement as of September 30, 2012(1)
Calculated aggregate value	$6,973	$13,087	$10,963
Exercise price per share of warrant	$0.25-0.30	$0.50	$0.25-0.30
Closing price per share of common stock	$0.16	$0.40	$0.16
Volatility	69%	70%	100	%(2)
Probability of Fundamental Transaction or Delisting	—	45.1%	—
Expected term (years)	3.25	3.7	3.25
Risk-free interest rate	0.41%	0.63%	0.41%
Dividend yield	0%	0%	0%

(1)	Represents the net cash settlement value of the warrant as of September 30, 2012, which value was calculated utilizing the Black-Scholes option-pricing model specified in the warrant.
(2)	Represents the volatility assumption used to calculate the net cash settlement value as of September 30, 2012.

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

Note 12—Stock-based Compensation

Our board of directors adopted the 2009 Equity Incentive Plan (Plan) effective September 3, 2009. The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisors by providing incentives for such persons to exert maximum efforts for the success of the Company. The Plan currently allows for the issuance of up to 30,000,000 shares of the Company’s common stock. The types of awards that may be granted under the Plan include options (both nonqualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards. The term of each award is determined by the Board at the time each award is granted, provided that the terms of options may not exceed ten years. The Plan had 16,737,750 options available for grant as of September 30, 2012.

Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations is as follows:

	Three months ended
	September 30, 2012	September 30, 2011
Stock option compensation expense for employees and directors	$277	$225
Restricted stock expense	0	12
Equity awards for nonemployees issued for services	(3)	0

Total stock-based compensation expense	$274	$237

	Nine months ended
	September 30, 2012	September 30, 2011
Stock option compensation expense for employees and directors	$833	$2,303
Restricted stock expense	0	48
Equity awards for nonemployees issued for services	24	289

Total stock-based compensation expense	$857	$2,640

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	13,608,500	$0.77	8.4	$0
Granted	550,000	$0.41
Exercised	0	$0
Forfeited	(496,250)	$0.61

Outstanding at September 30, 2012	13,662,250	$0.76	7.5	$0

Exercisable at September 30, 2012	10,838,157	$0.66	7.4	$0

The total fair value of shares vested during the nine months ended September 30, 2012 was $1.0 million. As of September 30, 2012, there was $1.0 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 0.9 years. As of September 30, 2012, there was approximately $0.1 million of total unrecognized compensation expense related to performance-based, non-vested employee and consultant stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.

During the nine months ended September 30, 2012 and 2011, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $0.23 and $0.34, respectively. The fair market value of the options was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions for the nine months ended as of the dates indicated:

	September 30, 2012	September 30, 2011
Expected life (years)	6.0 years	6.0 years
Interest rate	2.3%	2.4%
Dividend yield	0	0
Volatility	60%	61%

Note 13—Subsequent Events

On October 9, 2012, the Company completed a private placement financing with a select group of institutional investors and high net worth individuals for gross proceeds of $45.0 million from the sale of 450 million shares of common stock at a price of $0.10 per share. As of November 6, 2012, the Company had received $43.0 million in gross proceeds from the Offering with the remaining $2.0 million in subscribed proceeds expected to be received by mid-November from a single foreign investor. In connection with the financing, the placement agents received aggregate compensation of $2.7 million.

Concurrent with the closing of this transaction, the outstanding Series D and Series E Convertible Preferred Stock was converted into common stock, leaving no remaining shares of preferred stock outstanding. Also concurrent with the closing, approximately $2.1 million in principal amount of the Company’s outstanding convertible notes was converted into common stock at a conversion price of $0.10 per share and the remaining $1.7 million in principal amount of the outstanding convertible notes was redeemed for cash with the proceeds from the transaction. The outstanding convertible notes were converted and redeemed in the amount of outstanding principal, accrued interest and interest scheduled to maturity.

Concurrent with this transaction, the Company entered into an Exclusive Channel Collaboration Agreement (the Channel Agreement) with Intrexon Corporation (Intrexon) that governs a “channel collaboration” arrangement governing a strategic collaboration for the development and commercialization of genetically modified and non-genetically modified autologous fibroblasts and autologous dermal cells in the United States. Pursuant to the Channel Agreement, the Company will engage Intrexon for support services for the development of new products covered under the Channel Agreement and will reimburse Intrexon for its fully-loaded cost for time and materials for transgenes, cell processing, or other work performed by Intrexon for such research and manufacturing. The Company will pay quarterly cash royalties on improved products equal to one-third of cost of goods sold savings less any such savings developed by the Company outside of the Channel Agreement. On all other developed products, the Company will pay Intrexon quarterly cash royalties of 7% on aggregate annualized net sales up to $100 million, and 14% on aggregate annualized net sales greater than $100 million. Sales from the Company’s currently marketed products (including new indications) will not be subject to royalty payments unless they are improved upon through the Channel Agreement. On October 5, 2012, the Company also entered into a Stock Issuance Agreement with Intrexon pursuant to which the Company issued to Intrexon a number of shares of Company common stock valued at approximately $3.3 million based on a per share value of $0.10 per share (the “Technology Access Shares”), which issuance was deemed paid in partial consideration for the execution and delivery of the Channel Agreement.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain “forward-looking statements” relating to Fibrocell that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

•	our ability to continue to finance our business;

•	our ability to commercialize and sell our recently approved FDA product, LAVIV™ (LAVIV);

•	our ability to increase our manufacturing capacity which will require significant expenditures and regulatory approval;

•

our ability to decrease our manufacturing costs for LAVIV and other product candidates through the improvement of our manufacturing process, and our ability to validate any such improvements with the relevant regulatory agencies;

•	our ability to avoid manufacturing difficulties, disruptions or delays;

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

General

We are a cellular aesthetic and therapeutic biotechnology company focused on developing novel skin and tissue rejuvenation products. Our approved and clinical development product candidates are designed to improve the appearance of skin injured by the effects of aging, sun exposure, acne and burn scars with a patient’s own, or autologous, fibroblast cells produced by our proprietary Fibrocell process. Our clinical development programs encompass both aesthetic and therapeutic indications.

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

Results of Operations

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Revenue and Cost of Sales. Revenue and cost of sales for the three months ended September 30, 2012 and 2011 were comprised of the following:

	Three months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Total revenue	$69	$0	$69	—
Cost of sales	2,321	3	(2,318)	—

Gross (loss)	$(2,252)	$(3)	$(2,249)	—

Revenue of less than $0.1 million was recognized in the third quarter of 2012 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. As a result of the increase in LAVIV activity, the Company booked cost of sales of $2.3 million for the three months ended September 30, 2012. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the three months ended September 30, 2012 comprised $1.0 million of compensation related expenses, $0.9 million of laboratory supplies and other related expenses and $0.4 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in this quarter are as follows: (1) Timing – costs are incurred starting with receipt of a patient’s biopsy. Revenue is not recognized until at least three months after receipt of the biopsy, when injections are made ready for shipment to the patient’s physician. Injections normally occur four weeks apart so the revenue cycle can be up to nine months or more (three injection sessions); (2) Manufacturing capacity – our current manufacturing capacity is no more than twenty biopsies a week; (3) Charging for biopsies and injections – we are offering complimentary and reduced price biopsies and injections in our introductory period, and (4) Volumes – our initial staffing is about equal direct to indirect due to the many requirements needed to run a cell processing operation. We anticipate that our direct staffing costs will be a higher percentage of total staffing as we increase volumes and direct labor workers in our manufacturing facility. This should also result in a lower per biopsy cost per indirect worker (as well as a lower per biopsy cost for rent, utilities, depreciation and amortization).

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2012 and 2011 were comprised of the following:

	Three months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$1,061	$752	$309	41%
External services – consulting	192	130	62	48%
Marketing expense	224	1,556	(1,332)	(86%)
Travel	105	49	56	114%
License fees	166	598	(432)	(72%)
Facilities and related expense and other	884	732	152	21%

Total selling, general and administrative expense	$2,632	$3,817	$(1,185)	(31%)

Selling, general and administrative expense decreased $1.2 million to $2.6 million for the three months ended September 30, 2012 as compared to $3.8 million for the three months ended September 30, 2011. There was an increase in compensation of $0.3 million due primarily to the addition of sales and marketing personnel employed for the three months ended September 30, 2012. Consulting expenses increased by $0.1 million due to additional legal fees incurred in the three months ended September 30, 2012. There was a decrease in marketing expenses of $1.3 million as there was increased spending for the large initial launch for the three months ended September 30, 2011 as compared to the three months ended September 30, 2012. License fees decreased $0.4 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This was due to a $0.6 million FDA annual fee expense recognized in the three months ended September 30, 2011. Facilities and other expenses increased $0.1 million.

Research and Development Expense. Research and development expense for the three months ended September 30, 2012 and 2011 were comprised of the following:

	Three months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$77	$494	$(417)	(84%)
External services – consulting	291	497	(206)	(41%)
Lab costs and related expense	58	381	(323)	(85%)
Facilities and related expense and other	0	521	(521)	(100%)

Total research and development expense	$426	$1,893	$(1,467)	(77%)

Research and development expense decreased $1.5 million to $0.4 million for the three months ended September 30, 2012 from $1.9 million for the three months ended September 30, 2011. The decrease is due primarily to the classification of costs associated with the production of LAVIV in the three months ended September 30, 2012, recorded in cost of goods sold in the consolidated statement of operations. Research and development costs incurred in the three months ended September 30, 2012 were related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars as well as costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs incurred in the three months ended September 30, 2011 included costs to bring LAVIV to market.

Interest Expense. Interest expense decreased $0.1 million to approximately $0.2 million for the three months ended September 30, 2012 from $0.3 million for the three months ended September 30, 2011 due to lower debt balances. Pursuant to the terms of the convertible notes we had outstanding during the period, we had been accreting the interest due to the principal on the notes at the rate of 15% per annum.

Change in Revaluation of Warrant and Derivative Liability. During the three months ended September 30, 2012, we recorded a non-cash gain of $14.5 million and $1.9 million for warrant and derivative revaluation, respectively, in our consolidated statements of operations due to the increase in the number of preferred shares and warrants with the issuance of Series E Preferred Stock in our financing completed in July 2012, and the change in fair value. During the three months ended September 30, 2011, we recorded non-cash income of $10.6 million and $2.3 million for warrant income and derivative revaluation income, respectively, in our statements of operations due to a decrease in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. This decrease in fair value was primarily due to a decrease in the price per share of our common stock on September 30, 2011 as compared to June 30, 2011.

Income (Loss) from Discontinued Operations. The net loss from discontinued operations for the three months ended September 30, 2012 remained relatively constant to the net loss for the three months ended September 30, 2011.

Gain on sale of discontinued operations. On August 31, 2012 the Company sold all of the shares of common stock of Agera held by the Company for approximately $1.0 million. As a result of the sale the Company recorded a gain of approximately $0.4 million, net of tax.

Net Income (Loss). Net income increased approximately $4.6 million to net income of $11.5 million for the three months ended September 30, 2012, as compared to net income of $6.9 million for the three months ended September 30,2011 primarily due to the change in the fair value of the warrant liability and derivative liability related to the Series A, B, D and E preferred stock financings, offset by an increase in operating expenses related to the LAVIV product approval in June 2011 and product launch in October 2011.

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011

Revenues and Cost of Sales. Revenue and cost of sales for the nine months ended September 30, 2012 and 2011 were comprised of the following:

	Nine months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Total revenue	$113	$0	$113	—
Cost of sales	5,968	3	5,965	198,833%

Gross profit	$(5,855)	$(3)	$(5,852)	195,067%

Revenue of approximately $0.1 million was recognized in the nine months ended September 30, 2012. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. As a result of the increase in LAVIV activity, the Company booked cost of sales of $6.0 million for the nine months ended September 30, 2012. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the nine months ended September 30, 2012 comprised $2.8 million of compensation related expenses, $2.5 million of laboratory supplies and other related expenses and $0.7 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in the nine month period are as follows: (1) Timing – costs are incurred starting with receipt of a patient’s biopsy. Revenue is not recognized until at least three months after receipt of the biopsy, when injections are made ready for shipment to the patient’s physician. Injections normally occur four weeks apart so the revenue cycle can be up to nine months or more (three injection sessions); (2) Manufacturing capacity – our current manufacturing capacity is no more than twenty biopsies a week; (3) Charging for biopsies and injections – we are offering complimentary and reduced price biopsies and injections in our introductory period, and (4) Volumes – our initial staffing is about equal direct to indirect due to the many requirements needed to run a cell processing operation. We anticipate that our direct staffing costs will be a higher percentage of total staffing as we increase volumes and direct labor workers in our manufacturing facility. This should also result in a lower per biopsy cost per indirect worker (as well as a lower per biopsy cost for rent, utilities and depreciation).

Selling General and Administrative Expense .Selling, general and administrative expense for the nine months ended September 30, 2012 and 2011 were comprised of the following:

	Nine months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$3,229	$3,654	$(425)	(12%)
External services – consulting	732	517	215	42%
Marketing expense	2,078	2,291	(213)	(9%)
Travel	443	94	349	371%
License fees	499	639	(140)	(22%)
Facilities and related expense and other	2,613	2,063	550	27%

Total selling, general and administrative expense	$9,594	$9,258	$336	4%

Selling, general and administrative expense increased $0.3 million to $9.6 million for the nine months ended September 30, 2012 as compared to $9.3 million for the nine months ended September 30, 2011. There was a decrease in compensation of $0.4 million due to $1.7 million less stock option charges incurred in the period ended September 30, 2012 as compared to the period ended September 30, 2011 offset by increased compensation due to increased personnel for the sales and marketing team for the nine months ended September 30, 2012. Consulting fees increased $0.2 million due to financial advisory service costs that were incurred in the nine months ended September 30, 2012. Marketing expenses decreased $0.2 million while travel expenses increased $0.3 million due to sales force travel related to the product launch. License costs decreased $0.1 million due to the full amount of the 2011 FDA annual fee being expensed in the nine months ended September 30, 2011 as compared to the 2012 FDA annual fee being amortized during the nine months ended September 30, 2012. Facilities and other expenses increased $0.5 million to $2.6 million for the nine months ended September 30, 2012 due to additional office supplies and other operating expenses.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2012 and 2011 were comprised of the following:

	Nine months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$247	$1,489	$(1,242)	(83%)
External services – consulting	946	1,540	(594)	(39%)
Lab costs and related expense	92	1,137	(1,045)	(92%)
Facilities and related expense	9	945	(936)	(99%)

Total research and development expense	$1,294	$5,111	$(3,817)	(75%)

Research and development expense decreased $3.8 million to $1.3 million for the nine months ended September 30, 2012 from $5.1 million for the nine months ended September 30, 2011. The decrease is due primarily to the classification of costs associated with the production of LAVIV in the nine months ended September 30, 2012 recorded in cost of goods sold in the consolidated statement of operations. Research and development costs incurred in the nine months ended September 30, 2012 were related to other potential indications for our Fibrocell Therapy, such as acne scars and burn scars as well as costs to develop manufacturing, cell collection and logistical process improvements. Research and development costs incurred in the nine months ended September 30, 2011 included costs incurred to bring LAVIV to market.

Interest Expense. Interest expense for the nine months ended September 30, 2012 decreased $0.2 million to $0.6 million from $0.8 million for the nine months ended September 30, 2011 due to lower debt balances. We have been accreting the interest to principal at the rate of 15% per annum in accordance with the terms of the notes.

Loss on Extinguishment of Debt. During the nine months ended September 30, 2012, the Company recorded a loss on extinguishment of the 12.5% Promissory Note of $4.4 million in the consolidated statement of operations due to a significant modification of the original debt. The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $3.2 million.

Change in Revaluation of Warrant and Derivative Liability. During the nine months ended September 30, 2012, we recorded non-cash income of $17.2 million and less than $0.1 million non-cash loss for the revaluation of the warrant and derivative, respectively, in our statements of operations. The change is due to the increase in the number of preferred shares and warrants with the issuance of Series E Preferred Stock in our financing completed in July 2012, the reset of the exercise price of certain warrants related to the “down round” protection of such warrants and the change in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. During the nine months ended September 30, 2011, we recorded non-cash income of $0.8 million and a non-cash loss of $5.9 million for warrant income and derivative revaluation expense, respectively, in our statements of operations due to an decrease in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. This decrease in fair value was primarily due to a decrease in the price per share of our common stock on September 30, 2011 as compared to December 31, 2010.

Loss from Discontinued Operations. The net loss from discontinued operations for the nine months ended September 30, 2012 remained relatively constant to the net loss from discontinued operations for the nine months ended September 30, 2011.

Gain on sale of discontinued operations. On August 31, 2012 the Company sold all of the shares of common stock of Agera held by the Company for approximately $1.0 million. As a result of the sale the Company recorded a gain of approximately $0.4 million, net of tax.

Net Loss. Net loss decreased approximately $16.3 million to a net loss of $4.0 million for the nine months ended September 30, 2012, as compared to a net loss of $20.3 million for the nine months ended September 30, 2011 primarily due to the issuance of additional warrants and to the change in the fair value of the warrant liability and derivative liability related to the Series A, B, D and E preferred stock financings.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
Statement of Cash Flows Data:	2012	2011
	(in thousands)

Total cash provided by (used in):
Operating activities	$(15,257)	$(12,279)
Investing activities	$529	$(787)
Financing activities	$4,047	$27,034

Operating Activities. Cash used in operating activities during the nine months ended September 30, 2012 amounted to $15.3 million, an increase of $3.0 million over the nine months ended September 30, 2011. The increase in our cash used in operating activities over the prior year is primarily due to an increase in net losses (adjusted for non-cash items) of $3.2 million due to the hiring of personnel and increased marketing and manufacturing costs related to LAVIV, offset by operating cash inflows from changes in operating assets and liabilities.

Investing Activities. Cash provided by investing activities amounted to $0.5 million for the nine months ended September 30, 2012 due to the sale of Agera offset by purchase of equipment for the lab facility in Exton, Pennsylvania. Cash used amounted to $0.7 million for the nine months ended September 30, 2011 due to the purchase of lab equipment for the Exton facility.

Financing Activities. There was $4.0 million net cash received from financing activities during the nine months ended September 30, 2012 mainly due to the issuance of Series E Preferred Stock of $7.9 million, net of fees, offset by a debt repayment of $3.6 million and $0.3 for dividend payments and fees. There was $27.0 million net cash received from financing activities during the nine months ended September 30, 2011 from the issuance of common stock and preferred stock and the exercise of warrants of $28.9 offset by principal debt payments of $1.3 million and dividend payments of $0.6 million.

Working Capital

As of September 30, 2012, we had cash and cash equivalents of $0.1 million and negative working capital of $5.2 million.

On October 9, 2012 we completed a private placement financing with a select group of institutional investors and high net worth individuals for gross proceeds of $45.0 million from the sale of 450 million shares of common stock at a price of $0.10 per share. As of November 6, 2012, we have received $43.0 million in gross proceeds from the Offering with the remaining $2.0 million in subscribed proceeds expected to be received by mid-November from a single foreign investor. The cash is expected to last in excess of twelve months.

Contractual Obligations

During the nine month period ended September 30, 2012, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.

Foreign Exchange Rate Risk

We do not believe that we have significant foreign exchange rate risk at September 30, 2012.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K filed on March 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the period covered by this report that have not been previously reported on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosure

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed September 13, 2012

10.1	Amended and Restated 2009 Equity Incentive Plan *

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ Declan Daly
Declan Daly
Chief Financial Officer

Date:	November 14, 2012