Form 10-K/A
period 2012-12-31
Fibrocell Science, Inc.
filed 2013-04-29
CIK 357097

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 13 of Fibrocell Science, Inc.’s (“Company,” “we,” “our,” “us”) Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “2012 10-K”), to include information previously omitted from the 2012 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before April 30, 2013 (i.e., within 120 days after the end of our 2012 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report has been deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of our 2012 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on April 1, 2013 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2012 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the
Form 10-K.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of April 25, 2013. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Title	Age
David Pernock	Chairman of the Board, Chief Executive Officer and President	58
Declan Daly	Chief Operating Officer and Chief Financial Officer	50
Kelvin Moore	Director	64
Marc Mazur	Director	54
Marcus Smith	Director	58
Julian Kirk	Director	39
Christine St.Clare	Director	62
Douglas J. Swirsky	Director	43

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

Declan Daly. Mr. Daly has served as Fibrocell’s Chief Operating Officer and Chief Financial Officer since September 2009. Mr. Daly served as a director of Fibrocell from November 2009 until March 2013. Mr. Daly served as Isolagen, Inc.’s (our predecessor company) Chief Executive Officer and President from January 2008 until September 3, 2009, as Chief Financial Officer from June 2006 until March 2008, and as Chief Operating Officer from June 2007 until January 2008. Mr. Daly was elected to the Board of Directors of Fibrocell in November 2009 and resigned as a Board Director in March 2013. Mr. Daly served as Executive Vice President and Chief Financial Officer of Inamed Corporation from November 2004 until March 2006, prior to which he served as Inamed’s Senior Vice President since September 2002 and as the Corporate Controller and Principal Accounting Officer since March 2002. He was previously Vice President of Finance & Administration for Inamed International Corp. from 1998 to 2002. From 1996 to 1998, Mr. Daly was a Senior Manager with BDO Simpson Xavier, Chartered Accountants or BDO, in Dublin. Prior to joining BDO, he worked with PricewaterhouseCoopers in Dublin and London. Mr. Daly holds a B.A. in Management Science and Industrial Systems Studies from Trinity College, Dublin and he is also a Fellow of the Institute of Chartered Accountants in Ireland.

Kelvin Moore. Mr. Moore has served as a director of Fibrocell since September 2009. He has 30 years of experience in a wide range of roles within the banking industry. From March 2009 to late 2010, Mr. Moore served as the consultant sales director for the UK based Seaborne Group developing their business in building constructions from converting shipping sea containers. From July 2008 to September 2010, Mr. Moore was a director of Acorn Cultural Developments Limited which is developing a social networking site. Between June 2004 and May 2008, Mr. Moore was a senior advisor with Exit Strategy Planning dealing with the sale of businesses. Currently, he runs his own consulting business providing expertise and mentoring to owners of SMEs. Mr. Moore holds a London University Degree in Geography and Pure Mathematics. Our Board of Directors concluded that Mr. Moore should serve as a director of Fibrocell because of his extensive experience as both a consultant and operating executive, as well as his experience in the banking industry and familiarity with corporate governance and strategic business development and delivery and human resources.

Marc B. Mazur. Mr. Mazur has served as a director of Fibrocell since April 2010. Since May 2009, Mr. Mazur has served as the Chairman of Elsworthy Capital Management Ltd., a London-based European equity hedge fund. From October 2006 until December 2009, Mr. Mazur served as the CEO of Brevan Howard U.S. Asset Management, the U.S. arm of London-based Brevan Howard. In 2001, Mr. Mazur founded Ambassador Capital Group, a privately held investment and advisory entity providing capital, business development and strategic planning advice to companies in the healthcare, financial services and real estate fields. Mr. Mazur received his B.A. in political science from Columbia University in 1981 and a J.D. from Villanova University in 1984. Our Board of Directors concluded that Mr. Mazur should serve as a director of Fibrocell because of his senior executive level experience in finance, healthcare consulting and business strategy, as well as his previous public and private board experience.

Marcus Smith. Mr. Smith has served as a director of our company since October 2012. Mr. Smith joined Third Security, LLC upon its inception and has since been principally responsible for legal matters and transaction execution. From August 1996 to April 2004, Mr. Smith served as Senior Vice President, General Counsel, Secretary and member of the Board of Directors of New River Pharmaceuticals Inc. Mr. Smith received his B.B.A. and his J.D. from the University of Georgia. Our board of directors concluded that Mr. Smith should serve as a director of our company because of his extensive experience in the life sciences and health care fields having served at New River Pharmaceuticals and having an active role as the general counsel at Third Security.

Julian P. Kirk. Mr. Kirk has served as a director of our company since October 2012. Since its inception, Mr. Kirk has worked with several portfolio companies of Third Security, LLC’s managed investment funds and is involved with oversight of Third Security, LLC’s internal operations. Since August 2010, he has served on the board of the New River Valley Economic Development Alliance. From October 2006 until December 2011, he served as member of the Board of Directors of IntelliMat, Inc. and as Co-Chairman of the Board between September 2008 and December 2011. From September 2005 until December 2011, Mr. Kirk served as President of Harvest Pharmaceuticals Inc. Mr. Kirk also served as Chairman of the Board of Managers of ECDS, LLC from June 2008 until March 2010. Mr. Kirk graduated as an Echols Scholar from the University of Virginia. Our board of directors concluded that Mr. Kirk should serve as a director of our company because of his extensive operating and board experience, his experience as the president of Harvest Pharmaceuticals, as well as his responsibilities at Third Security encompassing corporate oversight of internal operations.

Christine St.Clare. Ms. St.Clare has served as a director of our company since February 2013. Ms. St.Clare recently completed a 35-year career with KPMG where she served a four-year term on the firm’s Board of Directors and chaired the board’s Audit and Finance Committee. As an Audit Partner, she served as the Engagement Partner for some of KPMG’s largest clients. She then assumed the position as an Advisory Partner for the firm’s Advisory Practice focusing on the Internal Audit, Risk and Compliance Practice. Concurrently, she was the Partner-in-Charge of the Southeast Consumer Markets practice. She currently serves on the board of directors of Polymer Group, Inc. and serves as the Chair of the audit committee. She also serves on the advisory boards of Houlihan Lokey, a midsize global, advisory-focused investment bank, Women Corporate Directors, and Emory University’s Goizueta Business School. Our Board of Directors concluded that Ms. St.Clare should serve as a director of Fibrocell because of her deep and broad level of expertise in financial accounting and reporting matters as a former audit partner at KPMG.

Douglas J. Swirsky. Mr. Swirsky has served as a director of our company since March 2013. Since 2006, Mr. Swirsky has served as Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of GenVec, Inc. Mr. Swirsky previously held investment banking positions at UBS, PaineWebber, Morgan Stanley, and Legg Mason. Prior to joining GenVec, Mr. Swirsky was with Stifel Nicolaus where he served as a Managing Director and the Head of Life Sciences Investment Banking. He received his B.S. in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky served as a member of the Board of Directors of PolyMedix, Inc. until March 2013. Our Board of Directors concluded that Mr. Swirsky should serve as a director of Fibrocell because of his distinguished career in financial services and corporate management, including his service as the Managing Director and Head of Life Sciences Investment Banking at Stifel Nicolaus and his role as the Chief Financial Officer, Treasurer and Corporate Secretary of GenVec, a publicly traded company.

No director is related to any other director or executive officer of our company or our subsidiaries, and, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director, except for Messrs. Smith and Kirk who were appointed to our Board of Directors as a condition to the closing of a financing transaction we completed in October 2012.

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

Board Committees

During 2012, we did not have an audit committee, compensation committee or nominating committee. Our full Board performed the duties and responsibilities of such committees. In March 2013, we established a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee. Our Board of Directors has adopted and approved a charter for each of these standing committees. The charters, which include the functions and responsibilities of each of the committees, can be found in the “Investors” section on our web site at www.fibrocellscience.com.

Audit Committee. The members of the Audit Committee are Christine St.Clare (Chairperson), Douglas J. Swirsky and Marc Mazur. Each member of the Audit Committee is independent as defined by NYSE MKT listing standards. In addition, each member of the Audit Committee satisfies the additional requirements of the SEC and NYSE MKT for audit committee membership, including the additional independence requirements and the financial literacy requirements. The Board has determined that at least two members of the Audit Committee, Ms. St.Clare and Mr. Swirsky, are “audit committee financial experts” as defined in the SEC’s rules and regulations. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating the selection of our independent registered public accounting firm.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are Marc Mazur (Chairperson), Douglas J. Swirsky and Christine St.Clare. Each member of the Nominating and Corporate Governance Committee is independent as defined by NYSE MKT listing standards. The primary functions and responsibilities of the Nominating and Corporate Governance Committee are to: (a) determine the qualifications, qualities, skills, and other expertise required to be a director; (b) identify and screen individuals qualified to become members of the Board; (c) make recommendations to the Board regarding the selection and approval of the nominees for director; and (d) review and assess the adequacy of our corporate governance policies and procedures.

Compensation Committee. The members of the Compensation Committee are Kelvin Moore (Chairperson), Douglas J. Swirsky and Marc Mazur. Each member of the Compensation Committee is independent as defined by NYSE MKT listing standards.

The Compensation Committee is responsible for, among other things, reviewing and making recommendations to the Board of Directors with respect to the annual compensation for our Chief Executive Officer. The Compensation Committee also is responsible for reviewing and approving the annual compensation and benefits for our other executive officers. The Compensation Committee also, among other things, reviews compensation of the Board, reviews and makes recommendations on all new executive compensation programs that are proposed for adoption, and administers the Company’s equity incentive plans. The Compensation Committee is responsible for reviewing director compensation for service on the Board and Board committees at least once a year and to recommend any changes to the Board.

The Compensation Committee’s charter permits it delegate any of its responsibilities, along the authority to take action in relation to such responsibilities, to one or more subcommittees as the Compensation Committee may deem appropriate in its sole discretion. The Compensation Committee may, from time to time, retain and receive advice from compensation consultants, although no such advice was sought by the Compensation Committee or the Board of Directors performing such function during 2012.

Our Chief Executive Officer reviews the performance of our other executive officers (other than himself) and, based on that review, our Chief Executive Officer makes recommendations to the Compensation Committee about the compensation of executive officers (other than himself). Our Chief Executive Officer does not participate in any deliberations or approvals by the Board or the Compensation Committee with respect to his own compensation.

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Chairperson of the Nominating and Corporate Governance Committee in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters. Our Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are recommended by our Nominating and Corporate Governance Committee to the full Board for consideration. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder wishing to nominate a candidate for election to our Board of Directors at any annual meeting at which the Board of Directors has determined that one or more directors will be elected must submit a written notice of his or her nomination of a candidate to the Chairperson of the Nominating and Corporate Governance Committee (c/o the Corporate Secretary), providing the candidates name, biographical data and other relevant information together with a consent from the nominee. Pursuant to our Bylaws, the submission must be received at our principal executive offices 120 days prior to the anniversary date of the mailing date of our previous year’s proxy statement so as to permit the Board of Directors time to evaluate the qualifications of the nominee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership of our common stock with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the Section 16(a) forms furnished to us during the most recent fiscal year, we believe that all such forms required to be filed were timely filed, as necessary, by the officers, directors, and security holders required to file the forms during the fiscal year ended December 31, 2012.

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

Item 11. Executive Compensation

Executive Officer Compensation

The following table sets forth information regarding compensation with respect to the fiscal years ended December 31, 2012 and 2011, paid or accrued by us to or on behalf of those persons who, during the fiscal year ended December 31, 2012 served as our Chief Executive Officer, as well as our most highly compensated officers during the year ended December 31, 2012 (the “named executive officers”).

Summary Compensation Table — 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
David Pernock, Chief Executive Officer	2012	450,000	—		—		—		450,000
	2011	450,000	—		1,464,495	(2)	—		1,914,495
Declan Daly, Chief Financial Officer and Chief Operating Officer	2012	300,000	—		—		—		300,000
	2011	300,000	50,000	(3)	737,435	(4)	41,297	(5)	1,128,732
John Maslowski, Vice President of Operations, Scientific Affairs	2012	188,000	—		—		—		188,000
	2011	164,923	20,000		137,273	(6)	—		322,196
Elizabeth Browning, Executive Vice President of Marketing (7)	2012	250,000	—		—		—		250,000

(1)	Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation in 2011, the following assumptions were made: (a) expected life (years) — 5.5 (for the options issued to Messrs. Pernock, Daly and Maslowski); (b) volatility — 61.70% (for the options issued to Mr. Maslowski and issued to Messrs. Pernock and Daly in January 2011); volatility – 61.57% (for the options issued to Messrs. Pernock and Daly in April 2011); (c) dividend yield — none; and (d) discount rate — 2.13% (for the options issued to Mr. Maslowski and issued to Messrs. Pernock and Daly in January 2011); discount rate — 2.48% (for the options issued to Messrs. Pernock and Daly in April 2011).

(2)	The fair value of $1,464,495 represents 2,100,000 options granted on January 14, 2011 at an exercise price of $0.62 and 1,500,000 options granted on April 8, 2011 at an exercise price of $0.82.
(3)	Pursuant to Mr. Daly’s employment agreement, Mr. Daly was entitled to receive a one-time bonus in the amount of $50,000 upon the U.S. Food and Drug Administration’s approval of our Biologics License Application (“BLA”) filing.
(4)	The fair value of $737,435 represents 1,065,000 options granted on January 14, 2011 at an exercise price of $0.62 and 750,000 options granted on April 8, 2011 at an exercise price of $0.82.
(5)	Represents a tax gross up payment.
(6)	In October 2009, Mr. Maslowski received an option to purchase 100,000 shares of common stock at an exercise price of $0.75 per share of which 50,000 shares vested on October 6, 2010 and 50,000 shares vested if our BLA was approved by the FDA. For 2010, the grant date fair value in our Summary Compensation Tables excluded the 50,000 shares that vested if our BLA was approved by the FDA as that portion of the option was subject to performance conditions and was not considered to be “probable” pursuant to FASB ASC Topic 718. During 2011, our BLA was approved by FDA. The above table recognizes $19,699 related to the final 50,000 shares vesting pursuant to the above option. The fair value of $137,273 represents 340,000 options granted on January 14, 2011 at an exercise price of $0.62 and 50,000 options granted in October 2009 at an exercise price of $0.75.
(7)	Ms. Browning joined the Company in September 2011.

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at December 31, 2012.

Outstanding Equity Awards At Fiscal Year-End—2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
David Pernock	1,577,778	72,222	(1)	1.08	2/1/2020
	450,000	—		0.75	9/30/2019
	1,575,000	525,000	(2)	0.62	1/14/2021
	1,431,819	68,181	(3)	0.82	4/8/2021
Declan Daly	310,000	90,000	(4)	0.55	8/24/2020
	50,000	—		0.75	11/20/2019
	798,750	266,250	(5)	0.62	1/14/2021
	642,856	107,144	(6)	0.82	4/8/2021
John Maslowski	100,000	—		0.75	10/6/2019
	255,000	85,000	(7)	0.62	1/14/2021
Elizabeth Browning	166,667	333,333	(8)	0.62	9/8/2021

(1)	Of the unexercised portion of the option, 72,222 shares vested in two equal installments of 36,111 shares on January 1 and February 1, 2013.
(2)	The unexercised portion of the option vested on January 14, 2013.
(3)	The unexercised portion of the option vested in two equal installments of approximately 34,091 shares on January 1 and February 1, 2013.
(4)	The unexercised portion of the option vest in nine equal installments of 10,000 shares on the first day of each month commencing January 1, 2013.
(5)	The unexercised portion of the option vested on January 14, 2013.

(6)	The unexercised portion of the option vest in eight equal installments of approximately 13,393 shares on the first day of each month commencing January 1, 2012.
(7)	The unexercised portion of the option vested on each of January 14, 2013.
(8)	The unexercised portion of the option vests in two equal installments of approximately 166,667 shares on September 8, 2013 and 2014.

None of our named executive officers has exercised any options.

Management Agreements

On February 1, 2010, we entered into an employment agreement with Mr. Pernock pursuant to which Mr. Pernock agreed to serve as our Chief Executive Officer for an initial term ending February 1, 2013, which was automatically renewed for an additional one-year term through February 1, 2014, and which may be renewed for additional one-year terms unless terminated by one of the parties. The agreement provides for an annual salary of $450,000. Mr. Pernock is entitled to receive an annual bonus each year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by our Compensation Committee, based on criteria established by the Compensation Committee. Prior to the establishment of the Compensation Committee, which occurred in March 2013, the full Board of Directors made the bonus determination. The targeted amount of the annual bonus is 60% of Mr. Pernock’s base salary, although the actual bonus may be higher or lower. Mr. Pernock did not receive a bonus in either 2011 or 2012.

Under the agreement, Mr. Pernock was granted a ten-year option to purchase 1,650,000 shares at an exercise price per share of $1.08, which was the closing price of our common stock on the date of execution of the agreement. The options vested as follows: (i) 250,000 shares upon execution of the agreement; (ii) 100,000 shares upon the closing of a strategic partnership or licensing deal with a major partner, which occurred in October 2012 when we entered into our Exclusive Channel Collaboration Agreement with Intrexon Corporation; and (iii) 1,300,000 shares in equal 1/36th installments (or 36,111 shares per installment) monthly over a three-year period.

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

On August 24, 2010, we entered into an amended and restated employment agreement with Mr. Declan Daly, which replaced and terminated his prior employment agreement with us, pursuant to which Mr. Daly agreed to serve as our Chief Operating Officer and Chief Financial Officer for an initial term ending August 24, 2013, which will be renewed for an additional one-year term unless terminated by either party. The agreement provides for an annual salary of $300,000. Mr. Daly is entitled to receive an annual bonus each year, payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by our Compensation Committee, based on criteria established by the Compensation Committee. Prior to the establishment of the Compensation Committee, which occurred in March 2013, the full Board of Directors made the bonus determination. The targeted amount of the annual bonus shall be 50% of Mr. Daly’s base salary, although the actual bonus may be higher or lower. Mr. Daly did not receive a bonus in 2011 pursuant to the above provision of his agreement, although, as set forth in his employment agreement, he did receive a one-time bonus in the amount of $50,000 upon the U.S. Food and Drug Administration’s approval of our Biologics License Application filing. Mr. Daly did not receive a bonus in 2012.

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

Director Compensation

The non-executive members of our Board of Directors receive an annual fee of $50,000, payable in monthly installments. During 2012, upon appointment to the Board of Directors, new directors received an initial option grant to purchase 200,000 shares of our common stock, of which 50% vested immediately and 50% will vest on the one-year anniversary of the new director’s appointment to the Board, with an exercise price equal to the fair market value of our common stock on the date of grant and with a ten-year term.

The following table sets forth the total compensation earned by our non-employee directors in 2012:

Director Compensation Table—2012

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)(5)	All other compensation ($)		Total ($)
Kelvin Moore	50,000	—	—		50,000
Marc Mazur	50,000	—	—		50,000
Marcus Smith (1)	11,425	23,438	—		34,863
Julian Kirk (1)	11,425	23.438	—		34,863
Robert Langer (2)	37,500	—	50,000	(4)	87,500
George Korkos (2)	37,500	—	—		37,500

(1)	Messrs. Smith and Kirk joined the Board of Directors in October 2012.
(2)	Messrs. Langer and Korkos resigned from the Board of Directors in October 2012.
(3)	Represents the full grant date fair value of the option grant calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation, the following assumptions were made: (a) expected life (years) — 5.25; (b) volatility — 70.00% ; (c) dividend yield — none; and (d) discount rate — .773%.
(4)	Consists of consulting fees.
(5)	As of December 31, 2012, we had granted the following option awards to our non-executive directors who served as directors during 2012:

Name	Option Awards	Exercise Price
Kelvin Moore	200,000	$0.75
	200,000	$0.62

Total	400,000
Marc Mazur	200,000	$1.04
	200,000	$0.62

Total	400,000
Marcus Smith	200,000	$0.20
Julian Kirk	200,000	$0.20
Robert Langer	200,000	$0.75
	200,000	$0.62

Total	400,000
George Korkos	200,000	$0.82
	200,000	$0.62

Total	400,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of the April 25, 2013, the securities owned by each director, nominee, and named executive officer, as well as all persons we know to be beneficial owners of five percent or more of our common stock.

Name of Beneficial Owner	Common stock Beneficially Owned(1)		Percent of Class(2)
David Pernock	5,700,000	(3)	Less than 1%
Kelvin Moore	500,000	(3)	Less than 1%
Marc Mazur	700,000	(4)	Less than 1%
Marcus Smith	100,000	(3)	Less than 1%
Julian Kirk	100,000	(3)	Less than 1%
Christine St.Clare	100,000	(3)	Less than 1%
Douglas J. Swirsky	100,000	(3)	Less than 1%
Declan Daly	2,818,214	(5)	Less than 1%
John Maslowski	476,000	(6)	Less than 1%
Elizabeth Browning	966,667	(7)	Less than 1%
All Executive Officers and Directors as a Group (10 persons)	11,560,881	(8)	1.7%
Five percent or more of stockholders
Randal J. Kirk (9)	232,938,000		35.5%
FMR LLC (10)	65,161,000		9.9%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 25, 2013 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person.
(2)	Based upon 655,747,608 shares of common stock outstanding as of April 25, 2013.
(3)	The share amounts set forth in the table consists solely of shares underlying one or more outstanding options to purchase our common stock.
(4)	Includes options to purchase 500,000 shares of common stock and a warrant to purchase 100,000 shares of common stock.
(5)	Includes options to purchase an aggregate of 2,218,214 shares of our common stock.
(6)	Includes options to purchase 440,000 shares of common stock and a warrant to purchase 24,000 shares of common stock.
(7)	Includes options to purchase 166,667 shares of common stock and a warrant to purchase 400,000 shares of common stock.
(8)	Includes options and warrants to purchase an aggregate of 10,448,881 shares of our common stock.
(9)	Consists of 200,000,000 shares held by NRM VII Holdings I, LLC (“NRM VII Holdings”) and 32,938,000 shares held by Intrexon Corporation. Randal J. Kirk controls NRM VII Holdings. Shares held by this entity may be deemed to be indirectly beneficially owned (as defined under Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) by Mr. Kirk. Mr. Kirk disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Randal J. Kirk, directly and through certain affiliates, has voting and dispositive power over a majority of the outstanding capital stock of Intrexon Corporation. Mr. Kirk may therefore be deemed to have voting and dispositive power over the shares of the issuer owned by Intrexon Corporation. Shares held by Intrexon Corporation may be deemed to be indirectly beneficially owned (as defined under Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) by Mr. Kirk. Mr. Kirk disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(10)	Based on the Schedule 13G filed by FMR LLC on February 14, 2013, Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 65,161,000 shares of our common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Select Biotechnology Portfolio, amounted to 60,806,000 shares of our common stock. Fidelity Select Biotechnology Portfolio has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 65,161,000 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,450,625		$0.74	16,349,375
Equity compensation plans not approved by security holders	600,000	(1)	$0.75	—
Total	14,050,625		$0.74	16,349,375

(1)	Consists of 600,000 shares underlying options issued to consultants outside of the 2009 Equity Incentive Plan, which have an exercise price of $0.75 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 5, 2012, we entered into a Securities Purchase Agreement pursuant to which we sold an aggregate of 450,000,000 shares of our common stock at a purchase price of $0.10 per share. Of these shares, NRM VII Holdings I, LLC acquired 200,000,000 shares of our common stock. As part of the Securities Purchase Agreement, we agreed to appoint Messrs. Marcus Smith and Julian Kirk to our Board of Directors. Messrs. Smith and Kirk are employees of Third Security, LLC, which manages and is under common control with NRM VII Holdings I, LLC. Each of Third Security, LLC and NRM VII Holdings I, LLC are controlled by Randal J. Kirk.

On October 5, 2012, we entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation that governs a “channel collaboration” arrangement. On such date, we also entered into a Stock Issuance Agreement with Intrexon Corporation pursuant to which we agreed to issue to Intrexon Corporation 32,938,000 shares of our common stock as partial consideration for the execution and delivery of the Exclusive Channel Collaboration Agreement. Intrexon Corporation is an affiliate of Randal J. Kirk.

Approval Policy for Related Party Transactions

Pursuant to our Audit Committee charter, our Audit Committee is responsible to review, approve and oversee any transaction between us and any related person (as defined in Item 404 of Regulation S-K). In approving or rejecting the proposed agreement, our Audit Committee shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Director Independence

Our Board is not currently subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NYSE MKT. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and Fibrocell and its subsidiaries and affiliates. The purpose of this review was to determine whether relationships or transactions existed that were inconsistent with a determination that the director is independent. As a result of this review, our Board determined Ms. St.Clare and Messrs. Moore, Mazur and Swirsky are independent directors under the NYSE MKT listing standards.

Item 14. Principal Accountant Fees and Services

Our Board of Directors selected BDO USA, LLP (“BDO”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2012. Aggregate fees for professional services rendered by BDO for the respective services for the fiscal years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Audit Fee	$164,340	$147,153
Audit-Related Fees	—	—
Tax Fees	$19,230	$21,608
All Other Fees	—	—

TOTAL	$183,570	$168,761

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by BDO USA, LLP for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. There were no such fees in either fiscal 2012 or fiscal 2011.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in either fiscal 2012 or fiscal 2011.

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

(b) Exhibits.

The following exhibits are filed as part of this annual report:

EXHIBIT NO. IDENTIFICATION OF EXHIBIT

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

2.1	Debtors’ First Amended Joint Plan of Reorganization dated July 30, 2009 and Disclosure Statement (filed as Exhibit 10.2 to the Company’s Form 10-Q for quarter ended June 30, 2009, filed on August 12, 2009 and as Exhibit 99.1 to our Form 8-K filed September 2, 2009)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 13, 2012)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K filed September 2, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form 10-Q filed November 23, 2009)

4.2	Form of Class A/B Common Stock Purchase Warrant issued in October 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 14, 2009)

4.3	Form of Placement Agent Warrant issued in November 2009 offering (incorporated by reference to Exhibit 4.2 to our Form 10-Q filed November 23, 2009)

4.4	Common Stock Purchase Warrant issued in March 2010 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 3, 2010)

4.5	Form of Common Stock Purchase Warrant issued in July 2010 Series B preferred stock offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed July 20,2010)

4.6	Form of Placement Agent Warrant issued in July 2010 Series B preferred stock offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed July 20,2010)

4.7	Form of Common Stock Purchase Warrant used for Series B preferred stock offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed October 22, 2010).

4.8	Form of Common Stock Purchase Warrant used for the Series D preferred stock offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 15, 2011).

4.9	Common Stock Purchase Warrant issued in August 2011 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 4, 2011)

4.10	Common Stock Purchase Warrant issued in August 2011 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 4, 2011)

4.11	Form of Amended and Restated Common Stock Purchase Warrant issued to our prior 12.5% Note holders (incorporated by reference to Exhibit 10.5 of the Form 8-K filed October 9, 2012).

10.1	Securities Purchase Agreement dated October 13, 2009 between the Company and the Series A Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 14, 2009)

**10.2	Amended and Restated Employment Agreement between the Company and Declan Daly dated August 24, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 27, 2010)

**10.3	2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 14, 2012)

10.4	Lease Agreement between Isolagen, Inc and The Hankin Group dated April 7, 2005(previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005)

10.5	Purchase Option Agreement between Isolagen, Inc and 405 Eagleview Associates dated April 7, 2005 (previously filed as an exhibit to the company’s Form 8-K, filed on April 12, 2005)

10.6	Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners (previously filed as an exhibit to the company’s amended Form S-1, as filed on October 24, 2003)

**10.7	Employment Agreement between the Company and David Pernock (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 1, 2010)

10.8	Securities Purchase Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 3, 2010)

10.9	Registration Rights Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed March 3, 2010)

10.10	Registration Rights Agreement between the Company and the Series A Preferred Stock Purchasers, dated October 13, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed October 14, 2009)

10.11	Securities Purchase Agreement between the Company and Series B Preferred Stock Purchasers(incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 20, 2010)

10.12	Form of Registration Rights Agreement between the Company and Series B Preferred Stock Purchasers(incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 20, 2010)

10.13	Form of Securities Purchase Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 4.1 of the Form 8-K filed October 22, 2010).

10.14	Securities Purchase Agreement dated August 3, 2011 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 4, 2011)

10.15	Registration Rights Agreement dated August 3, 2011 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 4, 2011)

10.16	Amendment to Lease Agreement between Fibrocell Science, Inc. and The Hankin Group dated February 17, 2012 (previously filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.17	Securities Purchase Agreement dated October 5, 2012 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 9, 2012)

10.18	Registration Rights Agreement dated October 5, 2012 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed October 5, 2012)

10.19	Stock Issuance Agreement dated October 5, 2012 between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.3 to our Form 8-K filed October 5, 2012)

10.20	Amendment and Conversion Agreement dated October 5, 2012 between the Company and the Holders of the Company’s Notes (incorporated by reference to Exhibit 10.4 to our Form 8-K filed October 5, 2012)

10.21	Exclusive Channel Collaboration Agreement between Intrexon Corporation and Fibrocell Science, Inc. (incorporated by reference to Exhibit 10.21 to our Form 10-K filed for the fiscal year ended December 31, 2012) (1)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to our Form 10-K filed for the fiscal year ended December 31, 2012)

23.1	Consent of BDO USA, LLP

*31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema Document. (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
(1)	Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ David Pernock David Pernock Chief Executive Officer

Date: April 29, 2013

FIBROCELL SCIENCE, INC.

By:	/s/ Declan Daly Declan Daly Chief Financial Officer

Date: April 29, 2013