Form 10-Q
period 2013-03-31
Fibrocell Science, Inc.
filed 2013-05-15
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 10, 2013, issuer had 26,229,909 shares issued and outstanding of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements.

Fibrocell Science, Inc.

Consolidated Balance Sheets

(amounts in thousands except per share and share data)

	Unaudited
	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$26,186	$31,346
Accounts receivable, net of allowance for doubtful accounts of $16 and $25, respectively	26	62
Inventory, net	477	477
Prepaid expenses and other current assets	1,105	1,271

Total current assets	27,794	33,156
Property and equipment, net of accumulated depreciation of $523 and $434, respectively	1,670	1,658
Intangible assets and other assets, net	5,652	5,789

Total assets	$35,116	$40,603

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,245	$921
Accrued expenses	355	494
Deferred revenue	145	139

Total current liabilities	1,745	1,554
Warrant liability	316	374
Other long-term liabilities	401	344

Total liabilities	2,462	2,272

Commitments	—	—
Shareholders’ equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 26,229,909 issued and outstanding	26	26
Common stock-subscription receivable	(2,004)	(2,004)
Additional paid-in capital	112,557	112,384
Accumulated deficit	(77,925)	(72,075)

Total shareholders’ equity	32,654	38,331

Total liabilities and shareholders’ equity	$35,116	$40,603

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Operations

(amounts in thousands except per share and share data)

(unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012 Restated
Revenue from product sales	$26	$16
Cost of sales	2,351	1,553

Gross loss	(2,325)	(1,537)
Selling, general and administrative expenses	2,367	3,723
Research and development expenses	1,212	479

Operating loss	(5,904)	(5,739)
Other income (expense)
Warrant income (expense)	58	(501)
Derivative revaluation income	—	34
Interest expense	—	(249)

Loss from continuing operations before income taxes	(5,846)	(6,455)
Deferred tax benefit	—	2,500

Loss from continuing operations	(5,846)	(3,955)
Loss from discontinued operations, net of tax	(4)	(7)

Net loss	(5,850)	(3,962)
Net income attributable to noncontrolling interest	—	(11)

Net loss attributable to Fibrocell Science, Inc. common shareholders.	$(5,850)	$(3,973)

Per share information:
Loss from continuing operations before income taxes- basic and diluted	$(0.22)	$(1.69)
Income from deferred tax benefit	—	0.65

Net loss attributable to common shareholders per common share—basic and diluted	$(0.22)	$(1.04)

Weighted average number of basic and diluted common shares outstanding	26,229,909	3,832,669

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands except share data)

	Common stock		Subscription	Additional	Deficit	Noncontrolling
	Shares	Amount	Receivable	paid-in capital	accumulated	Interest	Total Equity
Balance, January 1, 2013	26,229,909	$26	$(2,004)	$112,384	$(72,075)	$—	$38,331

Stock-based compensation expense	—	—	—	173	—	—	173
Net loss	—	—	—	—	(5,850)	—	(5,850)

Balance, March 31, 2013	26,229,909	$26	$(2,004)	$112,557	$(77,925)	$—	$32,654

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands except per share and share data)

(unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012 Restated
Cash flows from operating activities:
Net loss	$(5,850)	$(3,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Expense related to stock-based compensation	173	307
Warrant income (expense)	(58)	501
Derivative revaluation income	—	(34)
Deferred tax benefit	—	(2,500)
Depreciation and amortization	226	191
Provision for doubtful accounts	(9)	(16)
Provision for excessive and/or obsolete inventory	—	10
Amortization of debt issue costs	—	100
Change in operating assets and liabilities, excluding effects of acquisition and disposition:
Decrease (increase) in accounts receivable	45	(10)
Increase in other receivables	—	(1)
Increase in inventory	—	(348)
Decrease in prepaid expenses and other current assets	166	124
Increase (decrease) accounts payable	324	(943)
(Decrease) increase in accrued expenses and other	(82)	229
Increase in deferred revenue	6	43

Net cash used in operating activities	(5,059)	(6,309)

Cash flows from investing activities:
Purchase of property and equipment	(100)	(221)

Net cash used in investing activities	(100)	(221)

Cash flows from financing activities:
Payments on insurance loan	—	(35)
Cash dividends paid on preferred stock	—	(56)

Net cash used in financing activities	—	(91)

Effect of exchange rate changes on cash balances	(1)	—
Net decrease in cash and cash equivalents	(5,160)	(6,621)
Cash and cash equivalents, beginning of period	31,346	10,799

Cash and cash equivalents, end of period	$26,186	$4,178

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands except per share and share data)

(unaudited)

Note 1—Business and Organization

Fibrocell Science, Inc. (Fibrocell or the Company) is the parent company of Fibrocell Technologies (Fibrocell Tech) and Fibrocell Science Hong Kong Limited, a company organized under the laws of Hong Kong. Fibrocell Tech is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (Isolagen Europe), Isolagen Australia Pty Limited, a company organized under the laws of Australia (Isolagen Australia), and Isolagen International, S.A., a company organized under the laws of Switzerland (Isolagen Switzerland).

The Company is an autologous cellular therapeutic company focused on the development of innovative products for aesthetic, medical and scientific applications. The Company has a pipeline of therapeutic and aesthetic product development programs based on the first Food and Drug Administration (FDA) approved cell-based product, LAVIV™ (azficel-T), in aesthetics, all of which are based on the autologous fibroblast cell. Our clinical and pre-clinical programs include treatments for restrictive burn scars, vocal cord scars, and acne scars. Through our collaboration with Intrexon Corporation, we are working to discover and develop treatments for rare collagen deficient conditions such as recessive dystrophic epidermolysis bullosa.

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

Note 2—Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC). The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

The prior year financial statements contain certain reclassifications and restatements to present discontinued operations and also to present deferred taxation in the first quarter of 2012 in this Form 10-Q. Please refer to Notes 5 and 4 respectively for more details.

On April 29, 2013, the Company announced a reverse stock split on the basis of one share of common stock for each currently outstanding 25 shares of pre-split common stock that became effective on April 30, 2013. All common share and per-share data included in these financial statements reflect such reverse stock split.

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

Intangible assets

Effective January 1, 2012, the Company launched LAVIV and as a result, the research and development intangible assets related to the Company’s primary study are considered finite-lived intangible assets and are being amortized over 12 years. For the three months ended March 31, 2013 and 2012, the Company amortized $138 for the intangible assets.

Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment expense recognized during the three months ended March 31, 2013 and 2012.

Loss per share data

Basic and diluted net loss attributable to common stockholders per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. For all periods presented, the outstanding shares of common stock options, preferred and common warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basis and dilutive loss per share are the same.

The following potentially dilutive securities have been excluded from the calculations of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Shares of convertible preferred stock	—	275,280
Shares underlying options outstanding	592,340	564,555
Shares underlying warrants outstanding	6,132,050	1,965,498

Note 4—Deferred Tax Adjustment – First Quarter 2012 Restatement

During the quarter ended December 31, 2012, the Company discovered that the deferred tax liability reported in its quarters ended March 31, June 30, and September 30, 2012 consolidated financial statements was recorded incorrectly. In the first quarter ended March 31, 2012, the Company commenced amortizing the deferred tax liability over a twelve-year period to match the amortization of the related intangible. However, the full amount of the deferred tax liability should have been recorded as a deferred tax benefit in the first quarter of 2012 Consolidated Statement of Operations. This error was identified and recorded as an out-of-period adjustment in the quarter ended December 31, 2012. If the transaction was recorded in the first quarter of 2012, the deferred tax benefit would have increased by $2.4 million from $0.1 million to $2.5 million and the deferred tax liability would have been zero as of March 31, 2012. The Consolidated Statements of Cash Flows would have reflected a net loss of $4.0 million and a deferred tax benefit of $2.5 million for the three months ended March 31, 2012. The Company has restated the first quarter of 2012 in this
Form 10-Q to reflect this adjustment.

Note 5—Discontinued Operations

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

The financial results of Agera are classified as discontinued operations in the accompanying Consolidated Statement of Operations. Summary financial information related to discontinued operations is as follows:

For the three months ended March 31, 2012
Product sales	$198
Cost of sales	121

Gross profit	77
Operating income	$2
Net loss	$(10)

In addition, there are other minimal losses from foreign subsidiaries which are classified as discontinued operations.

Note 6—Supplemental Cash Flow Information

The following table contains additional cash flow information for the periods reported.

	For the three months ended
	March 31, 2013	March 31, 2012
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued preferred stock dividend	—	54
Conversion of preferred stock into common stock	—	31

Note 7—Inventory

Inventories consist of the following:

	March 31,	December 31,
	2013	2012
Raw materials	$345	$326
Work in process	132	151

Total	$477	$477

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at March 31, 2013
Liabilities
Warrant liability	$—	$—	$316	$316

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at December 31, 2012
Liabilities
Warrant liability	$—	$—	$374	$374

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant
Liability
Balance at December 31, 2012	$374
Change in fair value of warrant liability	(58)

Balance at March 31, 2013	$316

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 11 for further discussion of the warrant liability.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company believes that the fair values of our current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3.

Note 9—Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2013	2012
Accrued professional fees	$17	$58
Accrued compensation	155	48
Accrued other	183	388

Total accrued expenses	$355	$494

Note 10-Equity

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. There are no shares issued or outstanding as of March 31, 2013. As of March 31, 2013 and 2012, $0 and $54, respectively, was accrued for dividends payable. The Company recorded accrued dividends at a rate of 6% per annum on the Series D Preferred for the three months ended March 31, 2012. The Company paid cash of $0 and $56 during the three months ended March 31, 2013 and 2012, respectively.

Note 11-Warrants

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

The following table summarizes outstanding warrants to purchase Common Stock as of March 31, 2013 and December 31, 2012:

	Number of Warrants
	As of March 31, 2013	As of December 31, 2012	Exercise Price	Expiration Dates
Liability-classified warrants
Issued in Series B Preferred Stock offering	1,320	1,320	$2.50	Jul.-Nov. 2015
Issued in Series D Preferred Stock offering	39,800	39,800	$2.50	Dec. 2015-Mar. 2016
Issued in Series E Preferred Stock offering	120,000	120,000	$2.50	May –June 2017

Subtotal	161,120	161,120

Equity-classified warrants
Issued in June 2011 equity financing	6,113	6,113	$22.50	June 2016
Issued in March 2010 and Preferred Stock offerings	4,209,357	4,209,357	$6.25-7.50	May –June 2018
Issued with Convertible Notes	1,125,578	1,125,578	$7.50	June 2018
Issued to placement agents in August 2011 equity financing	50,123	50,123	$13.75	August 2016
Issued in August 2011 equity financing	579,759	579,759	$18.75	August 2016

Subtotal	5,970,930	5,970,930

Total	6,132,050	6,132,050

There were no warrants exercised for the first quarter of 2013 and 2012.

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

The following table summarizes the calculated aggregate fair values as of the dates indicated along with the assumptions utilized in the Black-Scholes option pricing model for each calculation.

	March 31, 2013	December 31, 2012
Calculated aggregate value (in thousands)	$316	$374
Weighted average exercise price per share of warrant	$2.50	$2.50
Closing price per share of common stock	$3.50	$3.75
Volatility	64%	70%
Expected term (years)	3.8	4.0
Risk-free interest rate	0.51%	0.63%
Dividend yield	—%	—%

Note 12—Equity-based Compensation

Our board of directors adopted the 2009 Equity Incentive Plan (Plan) effective September 3, 2009. The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisors by providing incentives for such persons to exert maximum efforts for the success of the Company. The Plan currently allows for the issuance of up to 1,200,000 shares of the Company’s common stock. The types of awards that may be granted under the Plan include options (both nonqualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards. The term of each award is determined by the Board at the time each award is granted, provided that the terms of options may not exceed ten years. The Plan had 623,660 options available for grant as of March 31, 2013.

Total stock-based compensation expense recognized using the straight-line attribution method in the Consolidated Statement of Operations is as follows:

	Three months ended
	March 31, 2013	March 31, 2012
Stock option compensation expense for employees and directors	$173	$279
Equity awards for nonemployees issued for services	—	28

Total stock-based compensation expense	$173	$307

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	562,025	$18.50	7.0	$—
Granted	198,000	$3.93
Exercised	—	—
Forfeited	(1,685)	$10.93

Outstanding at March 31, 2013	758,340	$16.33	6.7	$—

Exercisable at March 31, 2013	532,063	$20.83	7.1	$—

The total fair value of shares vested during the three months ended March 31, 2013 was $0.5 million. As of March 31, 2013, there was $0.3 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.3 years. As of March 31, 2013, there was $0.3 million of total unrecognized compensation expense related to performance-based, non-vested consultant options.

During the three months ended March 31, 2013 and 2012, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $2.07 and $6.00, respectively. The fair market value of the options was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions for the three months ended as of the dates indicated:

	March 31, 2013	March 31, 2012
Expected life (years)	5.0 years	6.0 years
Interest rate	0.9%	2.3%
Dividend yield	—	—
Volatility	69%	60%

Note 13—Subsequent Events

On April 30, 2013, a one-for-twenty-five reverse stock split of the Company’s common shares became effective at the opening of business. The Company has been approved for listing on the NYSE MKT. Trading is expected to commence on the NYSE MKT on Friday, May 17, 2013 under the ticker symbol “FCSC”.

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

General

We are a commercial-stage autologous cellular therapeutic company focused on the development of innovative products for aesthetic, medical and scientific applications. We have has a pipeline of therapeutic and aesthetic product development programs based on the first Food and Drug Administration (FDA) approved cell-based product, LAVIV™ (azficel-T), in aesthetics, all of which are based on the autologous fibroblast cell. Our clinical and pre-clinical programs include treatments for restrictive burn scars, vocal cord scars, and acne scars. Through our collaboration with Intrexon Corporation, we are working to discover and develop treatments for rare collagen deficient conditions such as recessive dystrophic epidermolysis bullosa.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2012 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Revenue and Cost of Sales. Revenue and cost of sales for the three months ended March 31, 2013 and 2012 were comprised of the following:

	Three months ended March 31,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Total revenue	$26	$16	$10	63%
Cost of sales	2,351	1,553	798	51%

Gross (loss)	$(2,325)	$(1,537)	$(788)	51%

Revenue of less than $0.1 million was recognized in the first quarter of 2013 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. We booked cost of sales of $2.4 million for the three months ended March 31, 2013. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the three months ended March 31, 2013 comprised $1.1 million of compensation related expenses, $0.9 million of laboratory supplies and other related expenses and $0.4 million of rent, utilities, amortization and depreciation. The cost of sales for the three months ended March 31, 2012 comprised $0.8 million of compensation related expenses, $0.5 million of laboratory supplies and other related expenses and $0.2 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in this quarter are as follows: (1) Charging for biopsies and injections – we are offering complimentary and reduced price biopsies and injections, and (2) Manufacturing complexity and quality control and assurance – manufacturing for cell therapy products is difficult as a result of logistical issues, significant manual processing, raw materials consistency and significant quality control and assurance. We significantly increased the selling price of LAVIV on May 1, 2013 in order to more closely align product pricing with our cost structure and our limited manufacturing capacity in 2013.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2013 and 2012 were comprised of the following:

	Three months ended March 31,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$973	$1,108	$(135)	(12%)
External services – consulting	213	67	146	218%
Marketing expense	127	1,279	(1,152)	(90%)
Travel	75	207	(132)	(64%)
License fees	166	165	1	0%
Facilities and related expense and other	813	897	(84)	(9%)

Total selling, general and administrative expense	$2,367	$3,723	$(1,356)	(36%)

Selling, general and administrative expense decreased $1.4 million to $2.4 million for the three months ended March 31, 2013 as compared to $3.7 million for the three months ended March 31, 2012. There was a decrease in compensation of $0.1 million due primarily to the reduction of sales and marketing personnel employed for the three months ended March 31, 2013. Consulting expenses increased by $0.1 million due to additional legal fees incurred in the three months ended March 31, 2013. There was a decrease in marketing expenses of $1.2 million as there was increased spending for the initial launch for the three months ended March 31, 2012 as compared to the three months ended March 31, 2013. License fees remained constant at $0.2 million for the three months ended March 31, 2013 and 2012. Facilities and other expenses decreased $0.1 million.

Research and Development Expense. Research and development expense for the three months ended March 31, 2013 and 2012 were comprised of the following:

	Three months ended March 31,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$66	$66	$—	%
External services – consulting	944	390	554	142%
Lab costs and related expense	201	17	184	1,082%
Facilities and related expense and other	1	6	(5)	(83%)

Total research and development expense	$1,212	$479	$733	153%

Research and development expense increased $0.7 million to $1.2 million for the three months ended March 31, 2013 from $0.5 million for the three months ended March 31, 2012. The increase is due primarily to the increase in consulting fees related to research and development costs incurred in the three months ended March 31, 2013 for restrictive burn scars and recessive dystrophic epidermolysis bullosa, as well as costs to develop manufacturing, cell collection and logistical process improvements.

Change in Revaluation of Warrant Liability. During the three months ended March 31, 2013 and 2012, we recorded non-cash warrant income of less than $0.1 million and non-cash warrant expense of $0.5 million in our statements of operations. In the fourth quarter of 2012, more than 98% of the warrants were reclassified to the equity section due to the modification of the warrants as a result of the October 2012 financing.

Change in Revaluation of Derivative Liability. During the three months ended March 31, 2013, there was no revaluation of the derivative liability as our previously outstanding preferred stock was converted to common stock in the fourth quarter of 2012 and the related derivative liability was reclassified to shareholders’ deficit as it no longer required the liability classification. During the three months ended March 31, 2012, we recorded non-cash derivative revaluation expense of less than $0.1 million in our statements of operations.

Interest Expense. Interest expense related to our 12.5% notes decreased $0.2 million to no interest expense for the three months ended March 31, 2013 from $0.2 million for the three months ended March 31, 2012. The 12.5% notes were either paid or converted into common stock with the close of the October 2012 financing.

Deferred tax benefit. During the three months ended March 31, 2012, we recorded a deferred tax benefit of $2.5 million due to the favorable impact to the computation of the valuation allowance recorded against our net deferred tax asset as a result of the reclassification of the intangible assets recognized upon emergence from bankruptcy as a finite-lived intangible asset. The restatement freed-up the related deferred tax liability by allowing it to offset our net deferred tax asset before applying the valuation allowance.

Loss from Discontinued Operations. The net loss from discontinued operations for the three months ended March 31, 2013 remained relatively constant to the net loss for the three months ended March 31, 2012.

Net Loss. Net loss increased approximately $1.9 million to a net loss of $5.9 million for the three months ended March 31, 2013, as compared to a net loss of $4.0 million for the three months ended March 31, 2012 primarily due to the deferred tax benefit realized in the three months ending March 31, 2012, offset by the increase in cost of goods sold and increase in research and development expenses for the three months ending March 31, 2013.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Statement of Cash Flows Data:
Total cash used in:
Operating activities	$(5,059)	$(6,309)
Investing activities	$(100)	$(221)
Financing activities	$—	$(91)

Operating Activities. Cash used in operating activities during the three months ended March 31, 2013 amounted to $5.1 million, a decrease of $1.3 million over the three months ended March 31, 2012. The decrease in our cash used in operating activities over the prior year is primarily due to an decrease in net losses (adjusted for non-cash items) of less than $0.1 million in addition to operating cash inflows from changes in operating assets and liabilities

Investing Activities. Cash used in investing activities amounted to $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively, due to the purchase of equipment for the lab facility in Exton, Pennsylvania.

Financing Activities. There was no cash provided or used for financing activities during the three months ended March 31, 2013. There was $0.1 million cash used in financing activities during the three months ended March 31, 2012 for the payment of dividends.

Working Capital

As of March 31, 2013, we had cash and cash equivalents of $26.2 million and working capital of $26.0 million. As of May 15, 2013, the Company has a subscription receivable of $2.0 million due from one foreign investor related to the October 2012 financing. We expect to have sufficient cash to operate for at least the next twelve months. However, we may require additional financing to complete the burn scars and vocal scars clinical trials we intend to commence in 2013. In addition, we expect we will require additional financing prior to our business achieving significant net cash from operations. We would likely raise such additional capital through the issuance of our equity or equity-linked securities, which may result in dilution to our investors, or by entering into strategic partnerships. Our ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. To secure funding through strategic partnerships, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause us to share a greater portion of the potential future economic value of those programs with our partners. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations could be materially negatively impacted.

Contractual Obligations

During the three month period ended March 31, 2013, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.

Foreign Exchange Rate Risk

We do not believe that we have significant foreign exchange rate risk at March 31, 2013.

We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of March 31, 2013 due to the accounting for the deferred tax liability in 2012 as discussed in more detail below.

Except as described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2012, and discussed below, there was no change in our internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

When we emerged from bankruptcy in September 2009, an intangible asset was recorded in respect of our primary clinical study on LAVIV, and the related deferred tax liability was also recorded. In the first quarter of 2012, the Company commercially launched LAVIV and commenced generating revenue. As a result, the intangible asset was considered a finite-lived intangible asset and we commenced amortizing it over 12 years, and also initiated the amortization of the related deferred tax liability over the same period. In connection with the finalization of our audit for the year ended December 31, 2012, it came to our attention that the accounting treatment adopted for the deferred tax liability related to the intangible asset in the first quarter of 2012 and for the subsequent second and third quarters of 2012 was incorrect. Rather than the deferred tax liability being a permanent timing difference for the calculation of deferred tax, we concluded that it would have been more appropriately treated as a temporary timing difference. The impact of this adjustment is that the full deferred tax liability of $2.5 million should have been released to the Consolidated Statement of Operations in the first quarter of 2012.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K filed on April 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the period covered by this report that have not been previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Restated Certificate of Incorporation filed December 12, 2012 (incorporated by reference to exhibit 3.1 of the Form 8-K filed on December 13, 2012)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed December 12, 2012 (incorporated by reference to exhibit 3.1 of the Form 8-K filed on April 29, 2013)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ Declan Daly
Declan Daly Chief Financial Officer

Date: May 15, 2013