Form 10-Q
period 2013-06-30
Fibrocell Science, Inc.
filed 2013-08-13
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, issuer had 27,520,522 shares issued and outstanding of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial statements.

Fibrocell Science, Inc.

Consolidated Balance Sheets

(amounts in thousands except per share and share data)

	Unaudited June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$20,810	$31,346
Accounts receivable, net of allowance for doubtful accounts of $25 and $25, respectively	72	62
Inventory, net	621	477
Prepaid expenses and other current assets	734	1,271

Total current assets	22,237	33,156
Property and equipment, net of accumulated depreciation of $615 and $434, respectively	1,599	1,658
Intangible assets and other assets, net	5,514	5,789

Total assets	$29,350	$40,603

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,142	$921
Accrued expenses	420	494
Deferred revenue	150	139

Total current liabilities	1,712	1,554
Warrant liability	653	374
Other long-term liabilities	447	344

Total liabilities	2,812	2,272

Commitments	—	—
Shareholders’ equity:
Common stock, $0.001 par value; 1,100,000,000 shares authorized; 26,235,998 issued and outstanding	26	26
Common stock-subscription receivable	(2,000)	(2,004)
Additional paid-in capital	112,631	112,384
Accumulated deficit	(84,119)	(72,075)

Total shareholders’ equity	26,538	38,331

Total liabilities and shareholders’ equity	$29,350	$40,603

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Operations

(amounts in thousands except per share and share data)

(unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012 Restated	For the six months ended June 30, 2013	For the six months ended June 30, 2012 Restated
Revenue from product sales	$62	$28	$88	$44
Cost of sales	2,242	2,094	4,593	3,647

Gross loss	(2,180)	(2,066)	(4,505)	(3,603)
Selling, general and administrative expenses	2,450	3,239	4,817	6,962
Research and development expenses	1,184	388	2,396	868

Operating loss	(5,814)	(5,693)	(11,718)	(11,433)
Other income (expense)
Warrant income (expense)	(375)	3,148	(317)	2,647
Derivative revaluation expense	—	(1,952)	—	(1,917)
Interest expense	—	(197)	—	(446)
Extinguishment of debt	—	(4,421)	—	(4,421)

Loss from continuing operations before income taxes	(6,189)	(9,115)	(12,035)	(15,570)
Deferred tax benefit	—	—	—	2,500

Loss from continuing operations	(6,189)	(9,115)	(12,035)	(13,070)
Income (loss) from discontinued operations, net of tax	(5)	1	(9)	(6)

Net loss	(6,194)	(9,114)	(12,044)	(13,076)
Net income attributable to noncontrolling interest	—	(9)	—	(20)

Net loss attributable to Fibrocell Science, Inc. common shareholders	$(6,194)	$(9,123)	$(12,044)	$(13,096)

Per share information:
Loss from continued operations before income taxes—basic and diluted	$(0.24)	$(2.35)	$(0.46)	$(4.04)
Income from deferred tax benefit	—	—	—	0.65

Net loss attributable to common shareholders per common share—basic and diluted	$(0.24)	$(2.35)	$(0.46)	$(3.39)

Weighted average number of basic and diluted common shares outstanding	26,230,802	3,871,925	26,230,358	3,852,297

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands except share data)

(unaudited)

	Common stock		Subscription Receivable	Additional paid-in capital	Deficit accumulated	Total Equity
	Shares	Amount
Balance, January 1, 2013	26,229,909	$26	$(2,004)	$112,384	$(72,075)	$38,331

Stock-based compensation expense	—	—	—	209	—	209
Warrants exercised	6,089	—	—	38	—	38
Subscription received	—	—	4	—	—	4
Net loss	—	—	—	—	(12,044)	(12,044)

Balance, June 30, 2013	26,235,998	$26	$(2,000)	$112,631	$(84,119)	$26,538

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands except per share and share data)

(unaudited)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012 Restated
Cash flows from operating activities:
Net loss	$(12,044)	$(13,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	4,421
Expense related to stock-based compensation	209	582
Warrant expense (income)	317	(2,647)
Derivative revaluation expense	—	1,917
Deferred tax benefit	—	(2,500)
Depreciation and amortization	456	392
Provision for doubtful accounts	—	(16)
Provision for excessive and/or obsolete inventory	—	7
Amortization of debt issue costs	—	103
Change in operating assets and liabilities, excluding effects of acquisition and disposition:
Increase in accounts receivable	(10)	(33)
Decrease in other receivables	—	5
Increase in inventory	(144)	(319)
Decrease in prepaid expenses and other current assets	537	427
Increase (decrease) accounts payable	221	(1,214)
Increase in accrued expenses and other	30	554
Increase in deferred revenue	11	75

Net cash used in operating activities	(10,417)	(11,322)

Cash flows from investing activities:
Purchase of property and equipment	(122)	(359)

Net cash used in investing activities	(122)	(359)

Cash flows from financing activities:
Offering costs associated with the issuance of convertible debt	—	(46)
Proceeds from the issuance of redeemable preferred stock series E, net	—	7,185
Subscription received	4	—
Payments on insurance loan	—	(72)
Principal payments on 12.5% note payable	—	(3,518)
Cash dividends paid on preferred stock	—	(109)

Net cash provided in financing activities	4	3,440

Effect of exchange rate changes on cash balances	(1)	—
Net decrease in cash and cash equivalents	(10,536)	(8,241)
Cash and cash equivalents, beginning of period	31,346	10,799

Cash and cash equivalents, end of period	$20,810	$2,558

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands except per share and share data)

(unaudited)

Note 1—Business and Organization

Fibrocell Science, Inc. (Fibrocell or the Company) is the parent company of Fibrocell Technologies (Fibrocell Tech) and Fibrocell Science Hong Kong Limited, a company organized under the laws of Hong Kong. Fibrocell Tech is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (Isolagen Europe), Isolagen Australia Pty Limited, a company organized under the laws of Australia (Isolagen Australia), and Isolagen International, S.A., a company organized under the laws of Switzerland (Isolagen Switzerland). The international operations are currently immaterial.

The Company is an autologous cellular therapeutic company focused on the development of innovative products for aesthetic, medical and scientific applications. The Company has a pipeline of therapeutic and aesthetic product development programs based on the first Food and Drug Administration (FDA) approved cell-based product, LAVIV™ (azficel-T), in aesthetics, all of which are based on the autologous fibroblast cell. These programs include potential treatments for restrictive burn scars, vocal cord scars, and acne scars. Through our collaboration with Intrexon Corporation, we are also working to discover and develop treatments for rare collagen deficient conditions such as recessive dystrophic epidermolysis bullosa and also autoimmune and inflammatory disorders such as morphea (localized scleroderma), cutaneous eosinophilias and moderate to severe psoriasis.

The Company previously marketed a skin care line with broad application in core target markets through its consolidated subsidiary, Agera Laboratories, Inc. (Agera), which was sold on August 31, 2012. The Company had owned 57% of the outstanding shares of Agera. As a result of the sale of Agera, the Company operates in one segment and Agera is classified as discontinued operations. Please refer to Note 5 for more details.

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

The prior year financial statements contain certain reclassifications and restatements to present discontinued operations and also to present deferred taxation in the first quarter of 2012 in this Form 10-Q. Please refer to Notes 4 and 5 respectively for more details.

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

Intangible assets

Effective January 1, 2012, the Company launched LAVIV and as a result, the research and development intangible assets related to the Company’s primary study are considered finite-lived intangible assets and are being amortized over 12 years. For the three months ended June 30, 2013 and 2012, the Company amortized $138, respectively, for the intangible assets. For the six months ended June 30, 2013 and 2012, the Company amortized $276, respectively, for the intangible assets.

Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment expense recognized during the three and six months ended June 30, 2013 and 2012.

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

The following potentially dilutive securities have been excluded from the calculations of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares of convertible preferred stock	—	1,792,320	—	1,792,320
Shares underlying options outstanding	744,007	563,390	744,007	563,390
Shares underlying warrants outstanding	6,108,050	5,329,222	6,108,050	5,329,222

Note 4—Deferred Tax Adjustment – Second Quarter 2012 Restatement

During the quarter ended December 31, 2012, the Company discovered that the deferred tax liability reported in its quarters ended March 31, June 30, and September 30, 2012 consolidated financial statements was recorded incorrectly. In the first quarter ended March 31, 2012, the Company commenced amortizing the deferred tax liability over a twelve-year period to match the amortization of the related intangible. However, the full amount of the deferred tax liability should have been recorded as a deferred tax benefit in the first quarter of 2012 Consolidated Statement of Operations. This error was identified and recorded as an out-of-period adjustment in the quarter ended December 31, 2012. If the transaction was recorded in the first quarter of 2012, the deferred tax benefit would have been $0.0 million and $2.5 million for the three and six months ended June 30, 2012 and the deferred tax liability would have been $0.0 as of June 30, 2012. The Consolidated Statements of Cash Flows would have reflected a net loss of $13.1 million and a deferred tax benefit of $2.5 million for the six months ended June 30, 2012. The Company has restated the three and six months of 2012 in this Form 10-Q to reflect this adjustment.

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

The financial results of Agera are classified as discontinued operations in the accompanying Consolidated Statement of Operations. Summary financial information related to discontinued operations is as follows:

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Product sales	$176	$374
Cost of sales	89	210

Gross profit	87	164
Operating income	$5	$7
Net loss	$(4)	$(14)

In addition, there are other minimal losses from foreign subsidiaries which are classified as discontinued operations.

Note 6—Supplemental Cash Flow Information

The following table contains additional cash flow information for the periods reported.

	For the six months ended	For the six months ended
	June 30, 2013	June 30, 2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,161
Non-cash investing and financing activities:
Accrued preferred stock dividend	—	115
Accrued warrant liability	—	10,399
Accrued derivative liability	—	1,207
Subscription receivable	—	550
Conversion of preferred stock derivative balance into common stock	—	80
Cashless exercise of warrants recorded as a liability	(38)	—
Common stock issued in connection with conversion of debt	—	25

Note 7—Inventory

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$486	$326
Work in process	135	151

Total	$621	$477

Note 8—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company adopted the accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at June 30, 2013
Liabilities
Warrant liability	$—	$—	$653	$653

	Fair value measurement using
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at December 31, 2012
Liabilities
Warrant liability	$—	$—	$374	$374

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant
Liability
Balance at December 31, 2012	$374
Exercise of warrants	(38)
Change in fair value of warrant liability	317

Balance at June 30, 2013	$653

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

Note 9—Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
Accrued professional fees	$91	$58
Accrued compensation	7	48
Accrued other	322	388

Total accrued expenses	$420	$494

Note 10-Equity

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. There are no preferred shares issued or outstanding as of June 30, 2013. The Company recorded accrued dividends at a rate of 6% per annum on previously issued shares of Series D preferred stock and 8% per annum on previously issued shares of Series E preferred stock. As of June 30, 2013 and 2012, $0 and $115, respectively, was accrued for dividends payable. The Company paid cash of $0 and $109 during the six months ended June 30, 2013 and 2012, respectively.

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

The following table summarizes outstanding warrants to purchase Common Stock as of June 30, 2013 and December 31, 2012:

	Number of Warrants
	As of June 30, 2013	As of December 31, 2012	Exercise Price	Expiration Dates
Liability-classified warrants
Issued in Series B Preferred Stock offering	1,320	1,320	$2.50	Jul.-Nov. 2015
Issued in Series D Preferred Stock offering	29,800	39,800	$2.50	Dec. 2015-Mar. 2016
Issued in Series E Preferred Stock offering	120,000	120,000	$2.50	May-June 2017

Subtotal	151,120	161,120

Equity-classified warrants
Issued in June 2011 equity financing	6,113	6,113	$22.50	June 2016
Issued in March 2010 and Preferred Stock offerings	4,209,357	4,209,357	$6.25-7.50	Oct. 2015-June 2018
Issued with Convertible Notes	1,125,578	1,125,578	$2.50	June 2018
Issued to placement agents in August 2011 equity financing	50,123	50,123	$13.75	August 2016
Issued in August 2011 equity financing	565,759	579,759	$18.75	August 2016

Subtotal	5,956,930	5,970,930

Total	6,108,050	6,132,050

There were 10,000 and 0 warrants exercised for the second quarter of 2013 and 2012.

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

	June 30, 2013	December 31, 2012
Calculated aggregate value (in thousands)	$653	$374
Weighted average exercise price per share of warrant	$2.50	$2.50
Closing price per share of common stock	$6.12	$3.75
Volatility	68%	70%
Expected term (years)	3.6	4.0
Risk-free interest rate	0.90%	0.63%
Dividend yield	—%	—%

Note 12—Equity-based Compensation

Our board of directors adopted the 2009 Equity Incentive Plan (Plan) effective September 3, 2009. The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisors by providing incentives for such persons to exert maximum efforts for the success of the Company. During the second quarter of 2013, the Plan allowed for the issuance of up to 1,200,000 shares of the Company’s common stock. Effective July 19, 2013, at the Annual Shareholders’ Meeting, the holders of common stock approved an amendment to the Company’s 2009 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan from 1,200,000 to 2,600,000 shares.

The types of awards that may be granted under the Plan include options (both nonqualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards. The term of each award is determined by the Board at the time each award is granted, provided that the terms of options may not exceed ten years. The Plan had 637,993 options available for grant as of June 30, 2013. This amount does not include the additional 1,400,000 shares added to the Plan in July 2013.

Total stock-based compensation expense recognized using the straight-line attribution method in the Consolidated Statement of Operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock option compensation expense for employees and directors	$33	$277	$206	$556
Equity awards for nonemployees issued for services	3	(2)	3	26

Total stock-based compensation expense	$36	$275	$209	$582

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	562,025	$18.50	7.0	$—
Granted	198,000	$3.93
Exercised	—	—
Forfeited	(16,018)	$10.93

Outstanding at June 30, 2013	744,007	$16.35	6.5	$—

Exercisable at June 30, 2013	538,270	$20.79	6.9	$—

The total fair value of shares vested during the six months ended June 30, 2013 was $0.6 million. As of June 30, 2013, there was $0.1 million of total unrecognized compensation cost, related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 1.1 years. As of June 30, 2013, there was $0.3 million of total unrecognized compensation expense related to performance-based, non-vested consultant options.

During the six months ended June 30, 2013 and 2012, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $2.07and $5.75, respectively. The fair market value of the options was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions for the six months ended as of the dates indicated:

	June 30, 2013	June 30, 2012
Expected life (years)	5.0 years	6.0 years
Interest rate	0.9%	2.3%
Dividend yield	—	—
Volatility	69%	60%

Note 13—Subsequent Events

On July 17, 2013, the $2 million subscription receivable was received.

On June 28, 2013, the Company and Intrexon Corporation (“Intrexon”) entered into a First Amendment (“Amendment”) to the parties’ Exclusive Channel Collaboration Agreement (the “Channel Agreement”) dated October 5, 2012. The Channel Agreement provides for a “channel collaboration” arrangement governing a strategic collaboration for the development and commercialization of genetically modified and non-genetically modified autologous fibroblasts and autologous dermal cells in the United States.

The Channel Agreement originally granted the Company an exclusive license to use proprietary technologies and other intellectual property of Intrexon to develop and commercialize certain products in the Field in the United States. The “Field” in the Channel Agreement originally included: (a) the enhanced production and purification of non-genetically modified autologous fibroblasts for all aesthetic and therapeutic indications; (b) the enhanced production and purification of non-genetically modified autologous dermal cells for aesthetic and therapeutic treatment of dermal, vocal cord, and periodontal indications; (c) the development of genetically modified autologous fibroblasts for all aesthetic and therapeutic indications; and (d) the development of genetically modified autologous dermal cells for aesthetic and therapeutic treatment of dermal, vocal cord, and periodontal indications. Pursuant to the Amendment, the “Field” in the Channel Agreement was amended to add autologous human fibroblasts genetically modified to express a therapeutic protein and/or bioactive RNA for the treatment of autoimmune and non-infectious inflammatory disorders that manifest in cutaneous tissues, fascia and/or muscle. The remainder of the Channel Agreement was unchanged and the terms of the Channel Agreement will apply to the amended “Field.”

In connection with the execution of the Amendment, on June 28, 2013, the Company entered into a Supplemental Stock Issuance Agreement with Intrexon pursuant to which the Company agreed to issue to Intrexon, who is an affiliate of NRM VII Holdings I, LLC, the Company’s largest shareholder, a number of shares of Company common stock valued at $7.5 million based on a per share value of $6.03 per share, which was the closing price of the Company’s common stock on the NYSE MKT on the day prior to execution of the Supplemental Stock Issuance Agreement (the “Supplemental Access Fee Shares”), which issuance will be deemed paid in partial consideration for the execution and delivery of the Amendment. The Supplemental Access Fee Shares were issued upon the satisfaction of customary closing conditions, including the approval for the listing of the Supplemental Access Fee Shares on the NYSE MKT. The closing took place on July 26, 2013. We will record a fair value of $6.4 million for the shares issued to Intrexon for the closing of the Supplemental Stock Issuance Agreement as a research and development expense in the third quarter of 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain “forward-looking statements” relating to Fibrocell that are based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

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

•	whether our collaboration with Intrexon Corporation can be advanced with positive results within the timeframe and budget that we expect;

•

our ability to increase our manufacturing capacity and reduce our manufacturing costs through the improvement of our manufacturing process, our ability to validate any such improvements with the relevant regulatory agenciesand our ability to accomplish the foregoing on a timely basis, if at all;

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

General

We are a commercial-stage autologous cellular therapeutic company focused on the development of innovative products for aesthetic, medical and scientific applications. We have a pipeline of therapeutic and aesthetic product development programs based on the first Food and Drug Administration (FDA) approved cell-based product, LAVIV™ (azficel-T), in aesthetics, all of which are based on the autologous fibroblast cell. Our clinical and pre-clinical programs include treatments for restrictive burn scars, vocal cord scars, and acne scars. Through our collaboration with Intrexon Corporation, we are working to discover and develop treatments for rare collagen deficient conditions such as recessive dystrophic epidermolysis bullosa and also autoimmune and inflammatory disorders such as morphea (localized scleroderma), cutaneous eosinophilias and moderate to severe psoriasis.

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

Results of Operations

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

Revenue and Cost of Sales. Revenue and cost of sales for the three months ended June 30, 2013 and 2012 were comprised of the following:

	Three months ended June 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Total revenue	$62	$28	$34	121%
Cost of sales	2,242	2,094	148	7%

Gross loss	$(2,180)	$(2,066)	$(114)	6%

Revenue of less than $0.1 million was recognized for the three months ended June 30, 2013 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. We booked cost of sales of $2.2 million for the three months ended June 30, 2013. Cost of sales primarily includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the three months ended June 30, 2013 comprised $0.9 million of compensation related expenses, $0.9 million of laboratory supplies and other related expenses and $0.4 million of rent, utilities, amortization and depreciation. The cost of sales for the three months ended June 30, 2012 comprised $0.9 million of compensation related expenses, $0.9 million of laboratory supplies and other related expenses and $0.3 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in this quarter are as follows: (1) Charging for biopsies and injections – we are offering complimentary and reduced price biopsies and injections, and (2) Manufacturing complexity and quality control and assurance – manufacturing for cell therapy products is difficult as a result of significant manual processing, raw materials consistency, logistical issues, and significant quality control and assurance. We significantly increased the selling price of LAVIV on May 1, 2013 in order to more closely align product pricing with our cost structure and our limited manufacturing capacity in 2013. We will have limited manufacturing capacity for the foreseeable future, and this capacity needs to address both commercial sales of LAVIV and the clinical research programs. As a result, we will not be generating significant revenue from the sales of LAVIV. We also believe that cost of sales will remain significantly higher than revenue for the foreseeable future and, thus, we anticipate the company will be generating gross losses for the foreseeable future.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2013 and 2012 were comprised of the following:

	Three months ended June 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$643	$1,059	$(416)	(39%)
External services – consulting	35	287	(252)	(88%)
Legal expense	209	186	23	12%
Marketing expense	162	582	(420)	(72%)
Travel	99	131	(32)	(24%)
License fees	177	169	8	5%
Facilities and related expense and other	1,125	825	300	36%

Total selling, general and administrative expense	$2,450	$3,239	$(789)	(24%)

Selling, general and administrative expense decreased $0.8 million to $2.5 million for the three months ended June 30, 2013 as compared to $3.2 million for the three months ended June 30, 2012. There was a decrease in compensation expense of $0.4 million due primarily to the reduction of sales and marketing personnel employed for the three months ended June 30, 2013. Consulting expenses decreased $0.3 million from $0.3 million for the three months ended June 30, 2012 to less than $0.1 million for the three months ended June 30, 2013. There was a decrease in marketing expenses of $0.4 million as there was increased spending for the initial launch for the three months ended June 30, 2012 as compared to the three months ended June 30, 2013. License fees remained constant at $0.2 million for the three months ended June 30, 2013and 2012. Facilities and other expenses increased $0.3 million.

Research and Development Expense.Research and development expense for the three months ended June 30, 2013 and 2012 were comprised of the following:

	Three months ended June 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$62	$105	$(43)	(40%)
External services – consulting	1,080	265	815	308%
Lab costs and related expense	36	16	20	125%
Facilities and related expense and other	6	2	4	200%

Total research and development expense	$1,184	$388	$796	205%

Research and development expense increased $0.8 million to $1.2 million for the three months ended June 30, 2013 from $0.4 million for the three months ended June 30, 2012. The increase is due primarily to the increase in consulting fees related to research and development costs incurred in the three months ended June 30, 2013 in connection with our collaboration with Intrexon Corporation. We expect research and development costs to continue to be significant for the foreseeable future as a result of our clinical trials and our collaboration with Intrexon Corporation.

Change in Revaluation of Warrant Liability. During the three months ended June 30, 2013 and 2012, we recorded non-cash warrant expense of $0.4 million and non-cash warrant income of $3.1 million in our statements of operations. In the fourth quarter of 2012, more than 98% of the warrants were reclassified to the equity section due to the modification of the warrants as a result of the October 2012 financing.

Change in Revaluation of Derivative Liability. During the three months ended June 30, 2013, there was no revaluation of the derivative liability as our previously outstanding preferred stock was converted to common stock in the fourth quarter of 2012 and the related derivative liability was reclassified to shareholders’ deficit as it no longer required the liability classification. During the three months ended June 30, 2012, we recorded non-cash derivative revaluation expense of less than $2.0 million in our statements of operations.

Interest Expense.Interest expense related to our 12.5% notes decreased $0.2 million to no interest expense for the three months ended June 30, 2013 from $0.2 million for the three months ended June 30, 2012. The 12.5% notes were either paid or converted into common stock with the close of the October 2012 financing.

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

Loss from Discontinued Operations. The net loss from discontinued operations for the three months ended June 30, 2013 remained relatively constant to the net loss for the three months ended June 30, 2012.

Net Loss. Net loss decreased approximately $2.9 million to a net loss of $6.2 million for the three months ended June 30, 2013, as compared to a net loss of $9.1 million for the three months ended June 30, 2012. The change is primarily due to the changes in warrant and derivative revaluation as more fully described above, as well as the extinguishment of debt in the three months ended June 30, 2012. In addition there was a decrease in selling, general and administrative expenses, offset by the increase in cost of goods sold and increase in research and development expenses for the three months ending June 30, 2013.

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

Revenue and Cost of Sales. Revenue and cost of sales for the six months ended June 30, 2013 and 2012 were comprised of the following:

	Six months ended June 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Total revenue	$88	$44	$44	100%
Cost of sales	4,593	3,647	946	26%

Gross loss	$(4,505)	$(3,603)	$(902)	51%

Revenue of less than $0.1 million was recognized for the six months ended June 30, 2013 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. We booked cost of sales of $4.6 million for the six months ended June 30, 2013. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the six months ended June 30, 2013 comprised $2.0 million of compensation related expenses, $1.8 million of laboratory supplies and other related expenses and $0.8 million of rent, utilities, amortization and depreciation. The cost of sales for the six months ended June 30, 2012 comprised $1.7 million of compensation related expenses, $1.2 million of laboratory supplies and other related expenses and $0.7 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in these quarters are as follows: (1) Charging for biopsies and injections – we are offering complimentary and reduced price biopsies and injections, and (2) Manufacturing complexity and quality control and assurance – manufacturing for cell therapy products is difficult as a result of logistical issues, significant manual processing, raw materials consistency and significant quality control and assurance.We significantly increased the selling price of LAVIV on May 1, 2013 in order to more closely align product pricing with our cost structure and our limited manufacturing capacity in 2013. We will have limited manufacturing capacity for the foreseeable future, and this capacity needs to address both commercial sales of LAVIV and the clinical research programs. As a result, we will not be generating significant revenue from the sales of LAVIV. We also believe that cost of sales will remain significantly higher than revenue for the foreseeable future and, thus, we anticipate the company will be generating gross losses for the foreseeable future.

Selling, General and Administrative Expense.Selling, general and administrative expense for the six months ended June 30, 2013 and 2012 were comprised of the following:

	Six months ended June 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$1,616	$2,168	$(552)	(25%)
External services – consulting	55	319	(264)	(83%)
Legal expense	402	222	180	81%
Marketing expense	289	1,850	(1,561)	(84%)
Travel	174	338	(164)	(49%)
License fees	343	333	10	3%
Facilities and related expense and other	1,938	1,732	206)	12%

Total selling, general and administrative expense	$4,817	$6,962	$(2,145)	(31%)

Selling, general and administrative expense decreased $2.1 million to $4.8 million for the six months ended June 30, 2013 as compared to $6.9 million for the six months ended June 30, 2012. There was a decrease in compensation expense of $0.6 million due primarily to the reduction of sales and marketing personnel employed for the six months ended June 30, 2013. Consulting expenses decreased by $0.3 million. Legal fees increased by $0.2 million due to additional legal fees incurred in the six months ended June 30, 2013. There was a decrease in marketing expenses of $1.6 million as there was increased spending for the initial launch for the six months ended June 30, 2012 as compared to the six months ended June 30, 2013. License fees remained constant at $0.3 million for the six months ended June 30, 2013 and 2012. Facilities and other expenses increased $0.2 million.

Research and Development Expense. Research and development expense for the six months ended June 30, 2013 and 2012 were comprised of the following:

	Six months ended June 30,
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$128	$170	$(42)	(25%)
External services – consulting	2,024	655	1,369	209%
Lab costs and related expense	237	33	204	618%
Facilities and related expense and other	7	10	(3)	(30%)

Total research and development expense	$2,396	$868	$1,528	176%

Research and development expense increased $1.5 million to $2.4 million for the six months ended June 30, 2013 from $0.9 million for the six months ended June 30, 2012. The increase is due primarily to the increase in consulting fees related to research and development costs incurred in the six months ended June 30, 2013 in connection with our collaboration with Intrexon Corporation. We expect research and development costs to continue to be significant for the foreseeable future as a result of our clinical trials and our collaboration with Intrexon Corporation.

Change in Revaluation of Warrant Liability. During the six months ended June 30, 2013 and 2012, we recorded non-cash warrant expense of $0.3 million and non-cash warrant income of $2.6 million in our statements of operations. In the fourth quarter of 2012, more than 98% of the warrants were reclassified to the equity section due to the modification of the warrants as a result of the October 2012 financing.

Change in Revaluation of Derivative Liability. During the six months ended June 30, 2013, there was no revaluation of the derivative liability as our previously outstanding preferred stock was converted to common stock in the fourth quarter of 2012 and the related derivative liability was reclassified to shareholders’ deficit as it no longer required the liability classification. During the six months ended June 30, 2012, we recorded non-cash derivative revaluation expense of $2.0 million in our statements of operations.

Interest Expense. Interest expense related to our 12.5% notes decreased $0.4 million to no interest expense for the six months ended June 30, 2013 from $0.4 million for the six months ended June 30, 2012. The 12.5% notes were either paid or converted into common stock with the close of the October 2012 financing.

Loss on Extinguishment of debt. During the six months ended June 30, 2012, the Company recorded a loss on extinguishment of the 12.5% Promissory Note of $4.4 million in the consolidated statement of operations due to a significant modification of the original debt. The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $3.2 million.

Deferred tax benefit. During the six months ended June 30, 2012, we recorded a deferred tax benefit of $2.5 million due to the favorable impact to the computation of the valuation allowance recorded against our net deferred tax asset as a result of the reclassification of the intangible assets recognized upon emergence from bankruptcy as a finite-lived intangible asset. The restatement freed-up the related deferred tax liability by allowing it to offset our net deferred tax asset before applying the valuation allowance.

Loss from Discontinued Operations. The net loss from discontinued operations for the six months ended June 30, 2013 remained relatively constant to the net loss for the six months ended June 30, 2012.

Net Loss. Net loss decreased approximately $1.1 million to a net loss of $12.0 million for the six months ended June 30, 2013, as compared to a net loss of $13.1 million for the six months ended June 30, 2012. The change is primarily due to the changes in the warrant and derivative revaluations as more fully described above, as well as the extinguishment of debt in the six months ended June 30, 2012. In addition, the deferred tax benefit was realized in the six months ending June 30, 2012, offset by an increase in cost of goods sold and an increase in research and development expenses for the six months ending June 30, 2013.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six months Ended June 30,
	2013	2012
Statement of Cash Flows Data:	(in thousands)
Total cash used in:
Operating activities	$(10,417)	$(11,322)
Investing activities	$(122)	$(359)
Financing activities	$4	$3,440

Operating Activities. Cash used in operating activities during the six months ended June 30, 2013 amounted to $10.4 million, a decrease of $0.9 million over the six months ended June 30, 2012. The decrease in our cash used in operating activities over the prior year is primarily due to an decrease in net losses (adjusted for non-cash items) of less than $0.1 million in addition to operating cash inflows from changes in operating assets and liabilities

Investing Activities. Cash used in investing activities amounted to $0.1 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively, due to the purchase of equipment for the lab facility in Exton, Pennsylvania.

Financing Activities. A subscription receivable of $4 was received during the six months ending June 30, 2013. There was net $3.4 million cash received from financing activities during the six months ended June 30, 2012 mainly due to the issuance of preferred stock of $7.2 million offset by a debt repayment of $3.5 million.

Working Capital

As of June 30, 2013, we had cash and cash equivalents of $20.8 million and working capital of $20.5 million. We received the subscription receivable of $2.0 million in July 2013. We expect to have sufficient cash to operate for at least the next twelve months. However, we will require additional financing to complete the burn scar clinical trial, which has commenced and is currently in the patient enrollment stage, the vocal scar clinical trial which we intend to commence in 2013 and advance our collaboration with Intrexon Corporation, if successful on any of the indications being researched, into clinical studies. In addition, we expect we will require additional financing prior to our business achieving significant net cash from operations. We would likely raise such additional capital through the issuance of our equity or equity-linked securities, which may result in dilution to our investors, or by entering into strategic partnerships. Our ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. To secure funding through strategic partnerships, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause us to share a greater portion of the potential future economic value of those programs with our partners. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations could be materially negatively impacted.

Contractual Obligations

During the six month period ended June 30, 2013, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates or interest rates.

Foreign Exchange Rate Risk

We do not believe that we have significant foreign exchange rate risk at June 30, 2013.

We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of June 30, 2013 due to the accounting for the deferred tax liability in 2012 as discussed in more detail below.

Except as described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2012, and discussed below, there was no change in our internal control over financial reporting that occurred during 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of this adjustment, it was determined that a control deficiency that constitutes a material deficiency in the design and operation of our internal control over financial reporting in connection with deferred tax liabilityrelating to the intangible asset was present.

In the past management has utilized external accounting and taxation advisorsto assist us. However, notwithstanding that the specific issue that caused the material weakness no longer exists as a result of the adjustment noted above, due to the fact that an adjustment was still required, we will reconsider the appropriate selection of our external advisors that we utilize in the future.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K filed on April 1, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2013, we issued a five-year, performance stock option to purchase 166,000 shares of our common stock at an exercise price of $4.00 per share to a consultant for consulting services. The performance stock option was issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1	Restated Certificate of Incorporation filed December 12, 2012 (incorporated by reference to exhibit 3.1 of the Form 8-K filed on December 13, 2012)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed April 26, 2013 (incorporated by reference to exhibit 3.1 of the Form 8-K filed on April 29, 2013)

10.1	Employment Transition Letter between Fibrocell Science, Inc. and Declan Daly dated June 28, 2013 (incorporated by reference to exhibit 10.1 of the Form 8-K filed on June 28, 2013)

10.2	First Amendment to Exclusive Channel Collaboration Agreement between the Company and Intrexon dated June 28, 2013 (incorporated by reference to exhibit 10.1 of the Form 8-K filed on July 1, 2013)

10.3	Supplemental Stock Issuance Agreement between the Company and Intrexon dated June 28, 2013 (incorporated by reference to exhibit 10.2 of the Form 8-K filed on July 1, 2013)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ Declan Daly
Declan Daly Chief Financial Officer

Date: August 13, 2013