Form 10-K/A
period 2013-12-31
Fibrocell Science, Inc.
filed 2014-04-30
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Fibrocell Science, Inc.

(Exact name of registrant as specified in its Charter.)

Delaware (State or other jurisdiction of incorporation)	001-31564 (Commission File Number)	87-0458888 (I.R.S. Employer Identification No.)

405 Eagleview Boulevard Exton, Pennsylvania 19341 (Address of principal executive offices, including zip code)

(484) 713-6000 (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.001 par value	Name of each exchange on which registered NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of Fibrocell Science, Inc.’s (“Company,” “we,” “our,” “us”) Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “2013 10-K”), to include information previously omitted from the 2013 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before April 30, 2013 (i.e., within 120 days after the end of our 2013 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report has been deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of our 2013 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 17, 2014, and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2013 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

TABLE OF CONTENTS

		Page

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	1
ITEM 11.	EXECUTIVE COMPENSATION	5
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	9
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	11
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	12

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE	13

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of April 22, 2014. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Title	Age

David Pernock	Chairman of the Board and Chief Executive Officer	59

Gregory Weaver	Chief Financial Officer, Senior Vice President, Treasurer and Corporate Secretary	58

Kelvin Moore	Director	65

Marc Mazur	Director	55

Marcus Smith	Director	59

Julian Kirk	Director	40

Christine St.Clare	Director	63

Douglas J. Swirsky	Director	44

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

Gregory Weaver. Mr. Weaver has served as Chief Financial Officer, Senior Vice President, Treasurer and Corporate Secretary of our company since September 2013. From June 2011 to July 2013, Mr. Weaver served as senior vice president and chief financial officer of Celsion Corporation, a public biotechnology company, and was a director and chairman of the audit committee of Celsion's Board of Directors from 2005 to 2011. From February 2009 to September 2010, Mr. Weaver served as senior vice president and chief financial officer of Poniard Pharmaceuticals, a public oncology drug development company. From February 2007 to February 2009, Mr. Weaver served as chief financial officer of Talyst, Inc., a private pharmacy information product company. In 2006 and 2007, he served as senior vice president and chief financial officer of Sirna Therapeutics, a public RNA therapeutics company until it was acquired by Merck & Co., Inc. in December 2006. From 2002 to 2005, Mr. Weaver was chief financial officer of Nastech Pharmaceuticals, a public drug delivery company. From 1999 to 2002, Mr. Weaver was chief financial officer of Ilex Oncology Inc., a public oncology drug development company, and from 1996 to 1999, he was chief financial officer of Prism Technologies, a privately-held medical device company. Prior to that, Mr. Weaver held increasingly senior positions with Fidelity Capital and Arthur Andersen LLP. Mr. Weaver currently serves as a director and chairman of the audit committee of Atossa Genetics, Inc., a public diagnostics company, and serves on the board of directors of Egalet Corporation, a public specialty pharmaceutical company. Mr. Weaver also served as a director and chairman of the audit committee of SCOLR Pharmaceuticals, a public drug delivery company, from 2007 to 2009. Mr. Weaver received an M.B.A. from Boston College and a B.S. in accounting from Trinity University.

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

Marc B. Mazur. Mr. Mazur has served as a director of Fibrocell since April 2010. Mr. Mazur currently also serves as an advisor to Brightwood Capital Advisors, a one billion dollar investment fund, and is a member of the board of directors at Brevan Howard, Inc., a global macro hedge fund. From October 2006 until December 2009, Mr. Mazur served as the CEO of Brevan Howard U.S. Asset Management, the U.S. arm of London-based Brevan Howard. In 2001, Mr. Mazur founded Ambassador Capital Group, a privately held investment and advisory entity providing capital, business development and strategic planning advice to companies in the healthcare, financial services and real estate fields. Mr. Mazur received his B.A. in political science from Columbia University in 1981 and a J.D. from Villanova University in 1984. Our Board of Directors concluded that Mr. Mazur should serve as a director of Fibrocell because of his senior executive level experience in finance, healthcare consulting and business strategy, as well as his previous public and private board experience.

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

Julian P. Kirk. Mr. Kirk has served as a director of our company since October 2012. Mr. Kirk is a Managing Director of Third Security, LLC, where he has worked since the firm’s inception with several portfolio companies of its managed investment funds. He is also involved with the oversight of Third Security, LLC’s internal operations. Mr. Kirk has been a member of the Board of Directors of AmpliPhi Biosciences Corporation (OTC: APHB) since June 2013. Since August 2010, he has served on the board of the New River Valley Economic Development Alliance. From October 2006 until December 2011, he served as a member of the Board of Directors of IntelliMat, Inc. and as Co-Chairman of the Board between September 2008 and December 2011. From September 2005 until December 2011, Mr. Kirk served as President of Harvest Pharmaceuticals Inc. Mr. Kirk also served as Chairman of the Board of Managers of ECDS, LLC from June 2008 until March 2010. Mr. Kirk graduated as an Echols Scholar from the University of Virginia. Our board of directors concluded that Mr. Kirk should serve as a director of our company because of his extensive operating and board experience, his experience as the president of Harvest Pharmaceuticals, as well as his responsibilities at Third Security, LLC encompassing corporate oversight of internal operations.

Christine St.Clare. Ms. St.Clare has served as a director of our company since February 2013. Ms. St.Clare recently completed a 35-year career with KPMG where she served a four-year term on the firm’s Board of Directors and chaired the board’s Audit and Finance Committee. As an Audit Partner, she served as the Engagement Partner for some of KPMG’s largest clients. She then assumed the position as an Advisory Partner for the firm’s Advisory Practice focusing on the Internal Audit, Risk and Compliance Practice. Concurrently, she was the Partner-in-Charge of the Southeast Consumer Markets practice. She currently serves on the board of directors of Polymer Group, Inc. and serves as the Chair of the audit committee. She also serves on advisory boards of Houlihan Lokey, a midsize global, advisory-focused investment bank, Women Corporate Directors, and Emory University’s Goizueta Business School. Our Board of Directors concluded that Ms. St.Clare should serve as a director of Fibrocell because of her deep and broad level of expertise in financial accounting and reporting matters as a former audit partner at KPMG.

Douglas J. Swirsky. Mr. Swirsky has served as a director of our company since March 2013. Since 2013, Mr. Swirsky has served as President and Chief Executive Officer of GenVec, Inc. and also serves as GenVec’s principal financial officer. From 2006 through 2013, Mr. Swirsky served as Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of GenVec, Inc. Prior to joining GenVec, Inc. in September 2006, Mr. Swirsky was with Stifel Nicolaus where he served as a Managing Director and the Head of Life Sciences Investment Banking. Mr. Swirsky previously held investment banking positions at UBS, PaineWebber, Morgan Stanley, and Legg Mason. His experience also includes positions in public accounting and consulting. He received his B.S. in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky is a Certified Public Accountant and a CFA charterholder. Mr. Swirsky served as a member of the Board of Directors of PolyMedix, Inc. until March 2013. Our Board of Directors concluded that Mr. Swirsky should serve as a director of Fibrocell because of his distinguished career in financial services and corporate management, including his investment banking experience and his role as the principal executive officer and principal financial officer of GenVec, a publicly traded company.

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

Board Committees

In March 2013, we established a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee. Our Board of Directors has adopted and approved a charter for each of these standing committees. The charters, which include the functions and responsibilities of each of the committees, can be found in the “Investors & Media – Corporate Governance” section on our web site at www.fibrocellscience.com.

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

The Compensation Committee’s charter permits it to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the Compensation Committee may deem appropriate in its sole discretion. The Compensation Committee may, from time to time, retain and receive advice from compensation consultants. During 2013, the Compensation Committee retained Radford as its compensation consultant to assist in evaluating the compensation programs for 2013. For more information about the Compensation Committee’s utilization of Radford, please see the “Compensation Discussion and Analysis” below.

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

We have not employed an executive search firm, or paid a fee to any other third party, to locate qualified candidates for director positions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership of our common stock with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the Section 16(a) forms furnished to us during the most recent fiscal year, we believe that all such forms required to be filed were timely filed, as necessary, by the officers, directors, and security holders required to file the forms during the fiscal year ended December 31, 2013.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is on the “Investors & Media – Corporate Governance” section of our web site at www.fibrocellscience.com.We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

•

This Compensation Discussion and Analysis (or CD&A) provides an overview and analysis of the compensation philosophy of our company, the roles and responsibilities of our Compensation Committee, our CEO, and our compensation plans and agreements. This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during our last fiscal year, as well as certain other highly paid executive officers and key personnel serving in such positions at the end of the fiscal year. For 2013, our named executive officers consisted of the following officers:

•	David Pernock, our Chairman of the Board and Chief Executive Officer.

•	Gregory Weaver, our Chief Financial Officer, Senior Vice President, Treasurer and Corporate Secretary. Mr. Weaver joined us in September 2013.

•	Declan Daly, our former Chief Financial Officer and Chief Operating Officer. Mr. Daly resigned in June 2013, but continued to provide us with transition services until November 2013.

•	John Maslowski, our Vice President of Scientific Affairs.

•	Laura Campbell, our Vice President of Human Resources and Business Process.

•	Karen Donhauser, our Vice President of Quality.

General Executive Compensation Philosophy

Our general executive compensation philosophy has been established by the Compensation Committee of our board of directors, which acts pursuant to authority delegated to it by the board of directors. Our Compensation Committee is comprised solely of independent directors as defined by the NYSE MKT and non-employee directors as defined by Rule 16b-3 under the Exchange Act.

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

We compensate our executive management through a combination of salaries, merit based cash performance awards and long-term equity compensation that is designed to be competitive with comparable companies within the biotechnology industry. Our executive compensation program is structured to align management’s incentives with the long-term interests of our shareholders, and to maximize profitability and shareholder value.

Advisory Vote on Executive Compensation

We conducted our first advisory vote on executive compensation at our 2013 Annual Meeting of Stockholders. While these votes were not binding on us, our board of directors or our Compensation Committee, our board of directors and our Compensation Committee value the opinions of our stockholders and, to the extent there is any significant vote against the compensation of our named executive officers in the future, we will consider our stockholders’ concerns and our board of directors and Compensation Committee will evaluate whether any actions are necessary to address those concerns.

At our 2013 Annual Meeting of Stockholders, approximately 84% of the votes cast on the advisory vote on executive compensation proposal were in favor of our named executive officer compensation as disclosed in the proxy statement. Our board of directors and Compensation Committee reviewed these final vote results and determined that, given the significant level of support, no changes to our executive compensation policies and decisions were necessary based on the vote results.

We have determined that our stockholders should vote on a say-on-pay proposal every three years, consistent with the preference expressed by our stockholders at our 2013 Annual Meeting of Stockholders, at which approximately 77% of the votes cast were in favor of a three year vote.

Executive Compensation Process

Role of Our Compensation Committee and Our CEO

In order to determine compensation for our named executive officers, our Compensation Committee reviews competitive information on executive compensation practices from our peer companies as well as an assessment of overall corporate performance and individual performance. In addition, our CEO provides a performance review and compensation recommendation for each named executive officer, other than himself. Our CEO does not submit an assessment of his own performance, does not present a recommendation on his own compensation, and does not participate in the portion of the meeting where his compensation is determined. Our Compensation Committee recommends the CEO’s compensation to the Board of Directors for approval. With respect to our other named executive officers, our Compensation Committee approves the compensation for such executive officers.

Role of the Compensation Committee’s Independent Consultant

During 2013, our Compensation Committee retained Radford, an Aon Hewitt Consulting Company, to review its executive compensation program and to provide them with independent compensation data and analysis. Radford reports directly and exclusively to the Compensation Committee. During 2013, we paid approximately $40,000 in fees to Radford for its services to our Compensation Committee.

During 2013, in addition to the consulting services Radford provided our Compensation Committee, Aon Risk Services, an affiliate of Radford, was retained by us for various insurance-related consulting services, and Radford Surveys, an affiliate of Radford, was retained by us for various compensation surveys. During 2013, the aggregate cost of the foregoing services and surveys was $72,942.

Our Compensation Committee analyzed whether the work of Radford as a compensation consultant has raised any conflict of interest, taking into consideration the following factors: (1) the provision of other services to us by Radford; (2) the amount of fees received from us by Radford, as a percentage of the total revenue of Radford; (3) Radford’s policies and procedures that are designed to prevent conflicts of interest; (4) any business or personal relationship of Radford or the individual advisors employed by Radford with a member of the Compensation Committee or any executive officer; and (5) any stock owned by Radford or the individual advisors employed by Radford. Our Compensation Committee determined, based on its analysis of the above factors, that the work of Radford and the individual compensation advisors employed by Radford as compensation consultants has not created any conflict of interest and the Compensation Committee is satisfied with the independence of Radford. Going forward, the Compensation Committee intends to assess the independence of any of our compensation advisers by reference to the foregoing factors, consistent with applicable NYSE MKT listing standards.

In July 2013, Radford provided our Compensation Committee with an assessment of our compensation program against competitive market data. To determine competitive market compensation, broad biotechnology survey data was, where appropriate, blended equally with public peer group data. Specific information about our peer group is discussed below. During 2013, our Compensation Committee utilized Radford’s services to review the compensation of our officers. In addition, our Compensation Committee utilized Radford’s services to review the compensatory terms included in the employment agreements we entered into with our CEO and CFO during 2013.

Use of Market Compensation Data

In making compensation decisions, our Compensation Committee reviewed market compensation data from Radford. To determine competitive market compensation, Radford blended equally data from the Radford Global Life Sciences Survey, which includes public biotechnology / pharmaceutical companies with less than 150 employees and less than $400 million in market value, with, where available and appropriate, the following public peer group:

AcelRx Pharmaceuticals	Cytokinetics	NeoStem
Agenus	Cytomedix	Neuralstem
Anika Therapeutics	Cytori Therapeutics	OncoGenex Pharmaceuticals
Athersys	Discovery Laboratories	Oragenics
AxoGen	GTx	Osiris Therapeutics
BioTime	IGI Laboratories	StemCells
Curis	KYTHERA Biopharmaceuticals	ZIOPHARM Oncology

Our Compensation Committee has adopted a compensation philosophy of targeting our executive compensation to the 50th percentile of executive compensation of our peer group. Executive compensation may be above or below the 50th percentile based on an executive's experience, scope of position, individual performance and company constraints. Our Compensation Committee focuses on reviewing information for the 50th percentile because of its view, which is consistent with Radford’s advice, that maintaining competitive levels of compensation to attract and, more importantly, retain our executive officers is best achieved when compensation opportunities are consistent with the 50th percentile. In practice, our Compensation Committee has in the past and may in the future set a particular component above or below the 50th percentile based on various factors discussed in this CD&A. Additionally, actual compensation realized under our merit based cash performance awards and long-term equity compensation plans could ultimately vary from the 50th percentile depending on performance.

Components of Our Executive Compensation Program

We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation or between cash and non-cash compensation. Instead, our Compensation Committee, after reviewing information provided by Radford, determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

The primary elements of our executive compensation program are:

•	base salary;

•	merit based cash performance awards; and

•	equity-based awards.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. When establishing base salaries, our Compensation Committee considers various data regarding the base salaries of executive officers in comparable positions at other biotechnology companies. Our Compensation Committee also considers the individual experience level and actual performance of each executive officer in light of our needs and objectives.

Base salaries for our named executive officers are reviewed at least annually by our Compensation Committee, and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience, subject to minimum salary requirements set forth in employment agreements with respect to our CEO and CFO. Base salaries may be increased for merit reasons based on the executive’s success in meeting or exceeding individual performance objectives as well as our combined success in meeting corporate goals, including research and clinical milestones. An executive’s base salary is also evaluated by reviewing the executive’s other compensation components to ensure that the executive’s total compensation is in line with our overall compensation philosophy as discussed above.

The following were the annual base salary amounts paid to our named executive officers for fiscal year 2013:

Name	Title	Annual Base Salary
David Pernock	Chairman of the Board and Chief Executive Officer	$454,769
Gregory Weaver	Chief Financial Officer, Senior Vice President, Treasurer and Corporate Secretary	$96,923
Declan Daly	Former Chief Financial Officer and Chief Operating Officer	$226,154
John Maslowski	Vice President of Scientific Affairs	$188,000
Laura Campbell	Vice President of Human Resources and Business Process	$199,423
Karen Donhauser	Vice President of Quality	$148,846

For Mr. Pernock, the above base salary for fiscal year 2013 reflects an annualized salary of $450,000 through November 15, 2013, which was identical to his base salary for fiscal years 2010, 2011 and 2012, and a base salary of $490,000 from November 15, 2013 through the end of the fiscal year. On November 15, 2013, we entered into a new employment agreement with Mr. Pernock that provided for an annualized base salary of $490,000.

Effective September 2013, we entered into an employment agreement with Mr. Weaver with an annual base salary of $300,000, and the above base salary represents salary received during 2013.

Merit Based Cash Performance Awards

Each year, our named executive officers have the opportunity to receive merit based cash performance awards. Participants are eligible to receive a target payment that is expressed as a percentage of the officer’s base salary and that is based on the performance of Fibrocell and each named executive officer’s overall individual performance (with the exception of the CEO, as his awards are based solely on company-wide performance and not individual performance).

Although Messrs. Pernock and Daly were eligible for annual cash performance awards during 2013 pursuant to their individual employment agreements, they and our Compensation Committee agreed to forego any cash performance awards for 2013 due to the financial condition of our company at the time 2013 performance award criteria would have been established. In addition, pursuant to Mr. Weaver’s employment agreement entered into in September 2013, fiscal year 2014 will be the first year in which he will be eligible to receive a cash performance award.

Long-term Equity Based Awards

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

The following table summarizes the stock options awarded to the named executive officers in 2013:

Name	Title	Stock Option Awards
David Pernock	Chairman of the Board and Chief Executive Officer	975,000
Gregory Weaver	Chief Financial Officer, Senior Vice President, Treasurer and Corporate Secretary	125,000
Declan Daly	Former Chief Financial Officer and Chief Operating Officer	--
John Maslowski	Vice President of Scientific Affairs	17,500
Laura Campbell	Vice President of Human Resources and Business Process	35,000
Karen Donhauser	Vice President of Quality	17,500

The options issued to our named executive officers in July 2013 vest in four equal installments with the first installment on the date of grant and the remaining three installments on the following three anniversary dates after the date of grant provided the officer is still employed by us on such dates.

The remaining options issued to our named executive officers during 2013 consisted of options to our CEO and CFO and were issued in connection with such officers entering into new employment agreements. In connection with Mr. Pernock entering into a new employment agreement with us in November 2013, he was issued options to purchase 800,000 shares of our common stock vesting in equal quarterly installments over a four-year period commencing on February 15, 2014, provided Mr. Pernock is our CEO on each vesting date. In connection with Mr. Weaver entering into a new employment agreement with us effective September 2013, he was issued options to purchase 125,000 shares vesting 31,250 shares upon the first anniversary of Mr. Weaver’s execution of his employment agreement, and 93,750 shares in equal 1/12th installments quarterly over a three-year period commencing on the first anniversary of his execution date of the employment agreement, in each case provided Mr. Weaver is our CFO on each vesting date.

Equity Grant Policies

Commencing in 2014, annual stock option grants may be made in the first quarter of each fiscal year. These awards are discussed by the Compensation Committee who determines all elements of the executive officers’ compensation for the year.

Stock options that are granted as part of our long-term incentive program are granted with an exercise price equivalent to the closing price of our common stock on the NYSE MKT on the date of grant. Stock options that are granted to any newly hired or promoted executive officers during the course of the year must be approved by the Compensation Committee prior to extending an offer or promotion. The exercise price of stock options granted to a newly hired executive officer is set at the closing price of our common stock on the NYSE MKT on the start date of the executive officer.

We do not currently maintain any formal policy regarding executive officer stock ownership or the hedging of economic risk related to such stock ownership nor do we have any program, plan or obligation that requires us to grant equity compensation to any executive on specified dates. The authority to make equity grants to executive officers rests with the Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of the CEO in setting the stock option grants of our executive officers (other than the CEO).

Other Benefits and Perquisites

We provide medical insurance, dental insurance and life insurance benefits to our employees, including our named executive officers. These benefits are available to all employees on the same terms and conditions. Our executive officers do not receive any perquisites, provided that with respect to our hiring of Mr. Weaver, we provided Mr. Weaver with a $40,000 relocation allowance. We do not sponsor any defined benefit pension plan or nonqualified deferred compensation plan or arrangement for our employees.

Agreements Providing for Change of Control and Severance Benefits

We have employment agreements with our CEO and CFO that provide for severance payments and, with respect to our CEO, accelerated vesting benefits triggered by a change in control. For a description of these agreements and our potential payment obligations, please see “Employment Agreements” and “Potential Payments Upon Termination or Change in Control” and the related tabular disclosure below.

When entering into employment agreements which provide for post-termination compensation, our Compensation Committee considers, among multiple factors, peer company practice and retention needs. Gains from prior equity awards are not a material consideration in setting the level of such compensation. In particular, we believe such employment agreements benefit us and our stockholders by attracting and retaining executives in a marketplace where such protections are commonly offered by our peer companies.

We use a “double trigger” with respect to benefits that are to be provided in connection with a change of control. A change of control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated by us other than for cause or due to the executive’s death or disability during a specified period after a change of control. We believe a “double trigger” benefit maximizes shareholder value because it prevents a windfall to executives in the event of a change of control in which the executive retains significant responsibility as defined in his or her individual agreement, while still providing our executives appropriate incentives to cooperate in negotiating any change of control that may put their jobs at risk. Further, we believe the severance protection offered under the employment agreements is balanced with the interests of our company and its stockholders, as the executives are bound by non-disclosure, non-competition, and non-solicitation arrangements and must execute a general release in favor of Fibrocell as a condition to receiving benefits under these agreements.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code (the “Code”) denies a federal income tax deduction for specified compensation in excess of $1.0 million per year paid to the chief executive officer and the three other most highly paid executive officers, other than a company’s chief financial officer, of a publicly traded corporation. To maintain flexibility in compensating our executive officers in a manner that promotes varying corporate goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Our Compensation Committee will continue to evaluate the effects of the executive compensation deduction limitations of Section 162(m) of the Code and to grant compensation in the future in a manner consistent with our best interests and the best interests of our stockholders.

Compensation Recovery Policy

We do not have a policy to attempt to recover cash bonus payments paid to our executive officers if the performance objectives that led to the determination of such payments were to be restated, or found not to have been met to the extent the Compensation Committee originally believed. However, as a public company subject to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, if we are required as a result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they received from us during the 12-month period following the first public issuance or filing (whichever first occurs) of the financial document embodying such financial reporting requirement, and any profits realized from the sale of our securities during that 12-month period.

Risk Analysis of Our Compensation Program

Our Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive or inappropriate risk taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. As part of its assessment, the Compensation Committee considered, among other factors, the allocation of compensation among base salary and short- and long-term compensation and our approach to establishing company-wide and individual financial, operational and other performance targets in connection with establishing our merit based performance awards.

COMPENSATION COMMITTEE REPORT

•

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013. Based on its review and discussions with management, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013.

Kelvin Moore (Chairperson)

Marc Mazur

Douglas J. Swirsky

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

•

Executive Officer Compensation

The following table sets forth information regarding compensation with respect to the fiscal years ended December 31, 2013, 2012 and 2011, paid or accrued by us to or on behalf of those persons who, during the fiscal year ended December 31, 2013 served as our Chief Executive Officer or Chief Financial Officer, as well as our most highly compensated officers during the year ended December 31, 2013 (the “named executive officers”).

Summary Compensation Table — 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
David Pernock,	2013	454,769	-		2,344,412	-		2,799,181
Chief Executive Officer	2012	450,000	-		-	-		450,000
	2011	450,000	-		1,464,495	-		1,914,495

Gregory Weaver,	2013	96,923	-		393,788	40,000 (3)		530,711
Chief Financial Officer (2)

John Maslowski,	2013	188,000	-		61,566	-		249,566
Vice President of Scientific Affairs	2012	188,000	-		-	-		188,000
	2011	164,923	20,000		137,273	-		322,196

Laura Campbell,	2013	199,423	-		123,132	-		322,555
Vice President of Human Resources and Business Process

Karen Donhauser,	2013	148,846	-		61,566	-		210,412
Vice President of Quality

Declan Daly,	2013	226,154	-		-	229,141	(4)	455,295
Former Chief Financial Officer	2012	300,000	-		-	-		300,000
	2011	300,000	50,000	(5)	737,435	41,297	(6)	1,128,732

(1)	Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation in 2011, the following assumptions were made: (a) expected life (years) — 5.5 (for the options issued to Messrs. Pernock, Daly and Maslowski); (b) volatility — 61.70% (for the options issued to Mr. Maslowski and issued to Messrs. Pernock and Daly in January 2011); volatility – 61.57% (for the options issued to Messrs. Pernock and Daly in April 2011); (c) dividend yield — none; and (d) discount rate — 2.13% (for the options issued to Mr. Maslowski and issued to Messrs. Pernock and Daly in January 2011); discount rate — 2.48% (for the options issued to Messrs. Pernock and Daly in April 2011). For the purposes of making the option calculation in 2013, the following assumptions were made: (a) expected life (years) — 5.88 (for the options issued to Mr. Maslowski, Ms. Campbell and Ms. Donhauser issued in July 2013); expected life (years) — 5.75 (for the options issued to Mr. Pernock in July 2013); expected life (years) 6.25 (for the options issued to Mr. Weaver in August 2013); expected life (years) — 6.06 (for the options issued to Mr. Pernock in November 2013); (b) volatility — 73.00% (for the options issued to Mr. Pernock, Mr. Maslowski, Ms. Campbell and Ms. Donhauser issued in July 2013); volatility — 71.00% (for the options issued to Mr. Weaver in August 2013 and to Mr. Pernock in November 2013); (c) dividend yield — none; and (d) discount rate — 1.57% (for the options issued to Mr. Maslowski, Ms. Campbell and Ms. Donhauser issued in July 2013); discount rate — 1.53% (for the options issued to Mr. Pernock in July 2013); discount rate — 2.00% (for the options issued to Mr. Weaver in August 2013); discount rate — 1.73% (for the options issued to Mr. Pernock in November 2013).
(2)	Mr. Weaver joined the Company in September 2013.
(3)	Represents a relocation allowance.
(4)	Includes approximately $173,077 paid to Mr. Daly in connection with Mr. Daly’s separation agreement (which includes severance payments and payment for unused vacation), as well approximately $50,000 in post-separation consulting fees.
(5)	Pursuant to Mr. Daly’s employment agreement, Mr. Daly was entitled to receive a one-time bonus in the amount of $50,000 upon the U.S. Food and Drug Administration’s approval of our Biologics License Application (“BLA”) filing.
(6)	Represented a tax gross up payment.

Grants of Plan-Based Awards

The following table presents information on equity awards granted under our 2009 Equity Incentive Plan during the year ended December 31, 2013 to our named executive officers.

Grants of Plan-Based Awards—2013

		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Options		Awards	Awards
Name	Date	(#)		($/ Sh)	($)
David Pernock	7/19/2013	175,000	(1)	5.49	610,202
	11/15/2013	800,000	(2)	3.40	1,734,210
Gregory Weaver	8/26/2013	125,000	(3)	4.86	393,788
John Maslowski	7/19/2013	17,500	(4)	5.49	61,566
Laura Campbell	7/19/2013	35,000	(5)	5.49	123,132
Karen Donhauser	7/19/2013	17,500	(4)	5.49	61,566
Declan Daly	-	-		-	-

(1)	Of the shares underlying the option, 43,750 shares vested on July 19, 2013 and 43,750 shares vest on each of the following three anniversary dates of the grant date.

(2)	The shares underlying the option vest in equal quarterly installments over a four-year period commencing on February 15, 2014, provided Mr. Pernock is our Chief Executive Officer on each vesting date.

(3)	The shares underlying the option vests as follows: (i) 31,250 shares on August 26, 2014; and (ii) 93,750 shares in equal 1/12th installments quarterly over a three-year period commencing on August 26, 2014, in each case provided Mr. Weaver is our Chief Financial Officer on each vesting date.

(4)	Of the shares underlying the option, 4,375 shares vested on July 19, 2013 and 4,375 shares vest on each of the following three anniversary dates of the grant date.

(5)	Of the shares underlying the option, 8,750 shares vested on July 19, 2013 and 8,750 shares vest on each of the following three anniversary dates of the grant date.

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at December 31, 2013.

Outstanding Equity Awards At Fiscal Year-End—2013

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
David Pernock	-	800,000	(1)	3.40	11/15/2023
	43,750	131,250	(2)	5.49	7/19/2023
	60,000	-		20.50	4/8/2021
	84,000	-		15.50	1/14/2021
	66,000	-		27.00	2/1/2020
	18,000	-		18.75	9/30/2019

Gregory Weaver	-	125,000	(3)	4.86	8/26/2023

John Maslowski	4,375	13,125	(4)	5.49	7/19/2023
	13,600	-		15.50	1/14/2021
	4,000	-		18.75	10/6/2019

Laura Campbell	8,750	26,250	(5)	5.49	7/19/2023
	12,000	4,000	(6)	18.75	4/1/2021
	6,000	-		15.50	1/14/2021

Karen Donhauser	4,375	13,125	(4)	5.49	7/19/2023
	4,000	-		15.50	1/14/2021
	2,400	-		18.75	10/6/2019

Declan Daly	30,000	-		20.50	4/8/2021
	42,600	-		15.50	1/14/2021
	16,000	-		13.75	8/24/2020
	2,000	-		18.75	11/20/2019

* The information in the table reflects the occurrence of a 1-for-25 reverse split of our common stock that occurred on April 30, 2013.

(1)	The unvested shares underlying the option vest in equal quarterly installments over a four-year period commencing on February 15, 2014, provided Mr. Pernock is our Chief Executive Officer on each vesting date.

(2)	The unvested shares underlying the option vest in three 43,750 share installments on each of the three anniversary dates of the grant date commencing.

(3)	The shares underlying the option vests as follows: (i) 31,250 shares on August 26, 2014; and (ii) 93,750 shares in equal 1/12th installments quarterly over a three-year period commencing on August 26, 2014, in each case provided Mr. Weaver is our Chief Financial Officer on each vesting date.

(4)	The unvested shares underlying the option vest in three 4,375 share installments on each of the three anniversary dates of the grant date commencing.

(5)	The unvested shares underlying the option vest in three 8,750 share installments on each of the three anniversary dates of the grant date commencing.

(6)	The unvested shares underlying the option vest in one 4,000 share installment on the last anniversary date of the grant date commencing.

None of our named executive officers has exercised any options.

Employment Agreements

On November 15, 2013, we entered into an employment agreement with Mr. David Pernock, which replaced our prior agreement with Mr. Pernock, pursuant to which Mr. Pernock continued to serve as our Chief Executive Officer for an initial term ending December 31, 2016, which may be renewed for an additional one-year term by mutual agreement. The agreement provides for an annual salary of $490,000. Commencing in 2014, Mr. Pernock is entitled to receive an annual bonus payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by our Compensation Committee, based on criteria established by the Compensation Committee. The targeted amount of the annual bonus shall be 60% of Mr. Pernock’s base salary, although the actual bonus may be higher or lower.

Under the agreement, Mr. Pernock was granted a ten-year option to purchase 800,000 shares of our common stock at an exercise price per share equal to the closing price of our common stock on the date of execution of his employment agreement, or November 15, 2013. The options vest in equal quarterly installments over a four-year period commencing on February 15, 2014, provided Mr. Pernock is our Chief Executive Officer on each vesting date. The vesting of all options set forth above shall accelerate upon a “change in control” as defined in the agreement, provided Mr. Pernock is employed by us within 60 days prior to the date of such change in control.

If Mr. Pernock’s employment is terminated at our election at any time, for reasons other than death, disability, cause, a voluntary resignation or in the context of either party giving notice of non-renewal of the agreement, or by Mr. Pernock for good reason, Mr. Pernock shall be entitled to receive severance payments equal to twelve months of Mr. Pernock’s base salary and of the premiums associated with continuation of Mr. Pernock’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment; provided that if anytime within eighteen months after a change in control either (i) Mr. Pernock is terminated, at our election at any time, for reasons other than death, disability, cause, voluntary resignation or in the context of either party giving notice of non-renewal of the agreement, or (ii) Mr. Pernock terminates his employment for good reason, Mr. Pernock shall be entitled to receive severance payments equal to: (1) two years of Mr. Pernock’s base salary, (2) Mr. Pernock’s most recent annual bonus payment, and (3) the premiums associated with continuation of Mr. Pernock’s benefits pursuant to COBRA to the extent that he is eligible for them following the termination of his employment for a period of one year after termination. All severance payments shall be made in a lump sum 45 days following such termination, provided Mr. Pernock has executed and delivered to us (and not revoked) a general release. For purposes of the agreement, “cause” for termination shall mean that Mr. Pernock: (A) pleads “guilty” or “no contest” to or is convicted of an act which is defined as a felony under federal or state law or the indictment of, or the bringing of formal charges against him on charges involving criminal fraud or embezzlement; (B) in carrying out his duties, engages in conduct that constitutes gross negligence or willful misconduct; (C) engages in any conduct that may cause harm to our reputation; or (D) materially breaches any term of his employment agreement. For purposes of the agreement, “good reason,” means: (i) if the board of directors or that of any successor entity, fails to appoint or reappoint Mr. Pernock or removes Mr. Pernock as Chief Executive Officer; or (ii) if Mr. Pernock is assigned any duties materially inconsistent with the duties or responsibilities of the Chief Executive Officer or any other action by us that results in a material diminution in such position, authority, duties, or responsibilities. During the term of the agreement, and, if severance payments are being made, until 12 months thereafter, Mr. Pernock has agreed not to compete with us after termination of his employment.

On August 26, 2013, we entered into an employment agreement with Mr. Gregory Weaver pursuant to which Mr. Weaver agreed to serve as our Chief Financial Officer, Senior Vice President, Treasurer and Corporate Secretary commencing September 3, 2013 for an initial term ending August 26, 2015, which may be renewed for an additional one-year term by mutual agreement. The agreement provides for an annual salary of $300,000. Commencing in 2014, Mr. Weaver is entitled to receive an annual bonus payable subsequent to the issuance of our final audited financial statements, but in no case later than 120 days after the end of our most recently completed fiscal year. The final determination on the amount of the annual bonus will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. The targeted amount of the annual bonus shall be 35% of Mr. Weaver’s base salary, although the actual bonus may be higher or lower. In addition, we agreed to pay Mr. Weaver a relocation allowance of $40,000.

Under the agreement, Mr. Weaver was granted a ten-year option to purchase 125,000 shares of our common stock at an exercise price per share equal to the closing price of our common stock on the date of execution of his employment agreement. The options vest as follows: (i) 31,250 shares upon the first anniversary of Mr. Weaver’s execution of the agreement, provided Mr. Weaver is our Chief Financial Officer on such date; and (ii) 93,750 shares in equal 1/12th installments quarterly over a three-year period commencing on the first anniversary of the execution date of the agreement, provided Mr. Weaver is our Chief Financial Officer on each vesting date.

If Mr. Weaver’s employment is terminated at our election at any time, for reasons other than death, disability, cause or a voluntary resignation, Mr. Weaver shall be entitled to receive severance payments equal to nine months of Mr. Weaver’s base salary. For purposes of Mr. Weaver’s agreement, “cause” for termination mean that Mr. Weaver: (A) pleads “guilty” or “no contest” to, or is convicted of an act which is defined as a felony under federal or state law, or is indicted or formally charged with acts involving criminal fraud or embezzlement; (B) in carrying out his duties, engages in conduct that constitutes negligence or willful misconduct; (C) engages in any conduct that may cause harm to our reputation; or (D) materially breaches any term of the employment agreement. If severance payments are being made, Mr. Weaver has agreed not to compete with us until nine months after the termination of his employment.

Potential Payments on Termination or Change in Control

As discussed above in “Employment Agreements,” we have provided Messrs. Pernock and Weaver certain benefits if we terminate their employment with us or upon a change of control of the Company. We do not have any termination or change in control agreements or arrangements with our other named executive officers, provided that we entered into a separation agreement with Mr. Daly in 2013, which is described below.

The following table sets forth estimated compensation that would have been payable to or received by Messrs. Pernock and Weaver as severance or upon a change in control of our company under various scenarios described in each of their employment agreements, assuming the termination triggering severance payments or a change in control took place on December 31, 2013:

Name and triggering event (1)	Severance payments ($)	Accelerated vesting of stock options ($) (2)	Other benefits ($) (3)	Total ($)
David Pernock
Termination without cause or for good reason (not in connection with a change in control)	490,000	—	11,900	501,900
Termination without cause or for good reason (within 18 months after a change in control)	980,000 (4)	528,000	11,900	1,519,900

Gregory Weaver
Termination without cause (regardless of whether a change in control is present)	225,000	—	—	225,000

(1)	Please see “Employment Agreements” above for a description of the definition of “cause” and “good reason” for Messrs. Pernock and Weaver.

(2)	Amounts shown represent the value of stock options based on the difference between the exercise price of the options and $4.06, which was the closing price of our common stock on the NYSE MKT on December 31, 2013.

(3)	Amounts shown reflect payments based on estimated cost of premiums associated with continuation of benefits pursuant to COBRA to the extent that such officer is eligible for them following the termination of his employment for a period of twelve months.

(4)	Mr. Pernock would also be entitled to the payment of his most recent annual bonus. Mr. Pernock did not receive an annual bonus during the previous year.

Declan Daly Separation Agreement

On June 28, 2013, we and Declan Daly, our former Chief Financial Officer, entered into an employment transition letter pursuant to which Mr. Daly agreed to remain as our Chief Financial Officer until we named a successor or until September 30, 2013, whichever occurred sooner. In addition, Mr. Daly agreed to provide us with transition services until November 30, 2013 as an independent consultant. During the transition period, Mr. Daly continued to receive his then base salary until September 30, 2013 and was paid a consulting fee from October 1, 2013 until November 30, 2013. Pursuant to the employment transition letter, Mr. Daly was permitted to exercise any options to purchase our common stock that had vested as of September 30, 2013 until the option expiration date. Immediately following the cessation of Mr. Daly’s services as an employee, we and Mr. Daly entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which, among other items, Mr. Daly generally released us from any claims he may have had against us or our affiliates. Upon execution of the Separation Agreement, we paid Mr. Daly $173,077 and we agreed to pay Mr. Daly’s medical insurance and life insurance premiums for a period of eighteen months, as well approximately $50,000 in post-separation consulting fees.

Pension Benefits

None of our named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Director Compensation

In July 2013, our board of directors approved a revised compensation program for its non-employee board members pursuant to which, effective August 1, 2013:

•	each non-employee member of the board of directors will receive annualized compensation of $45,000;
•	the lead independent director will receive annualized compensation of $15,000;
•	the chair of the audit committee of the board of directors will receive annualized compensation of $14,000 and all other members of the committee will receive annualized compensation of $7,000;
•	the chair of the compensation committee of the board of directors will receive annualized compensation of $10,000 and all other members of the committee will receive annualized compensation of $5,000; and
•	the chair of the nominating and corporate governance committee of the board of directors will receive annualized compensation of $7,000 and all other members of the committee will receive annualized compensation of $3,000.

The following table sets forth the total compensation earned by our non-employee directors in 2013:

Director Compensation Table—2013

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Kelvin Moore	56,667	95,077	151,744
Marc Mazur	54,667	95,077	149,744
Marcus Smith	48,333	78,917	127,250
Julian Kirk	48,333	78,917	127,250
Christine St.Clare	42,691	95,077	137,768
Douglas Swirsky	40,430	96,197	136,627

(1)	Represents the full grant date fair value of the option grant calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation, the following assumptions were made: (a) expected life (years) — 5.25; (b) volatility — 68.50% (for the options issued to Mr. Moore, Mr. Mazur, and Ms. St.Clare in February 2013 and to Mr. Swirsky in March 2013); volatility — 71.00% (for the options issued to Mr. Moore, Mr. Mazur, Ms. St.Clare, Mr. Swirsky, Mr. Smith and Mr. Kirk in July 2013); (c) dividend yield — none; and (d) discount rate — 0.86% (for the options issued to Mr. Moore, Mr. Mazur, and Ms. St.Clare in February 2013); discount rate — 0.76% (for the options issued to Mr. Swirsky in March 2013); discount rate — 1.38% (for the options issued to Mr. Moore, Mr. Mazur, Ms. St.Clare, Mr. Swirsky, Mr. Smith and Mr. Kirk in July 2013).

(2)	As of December 31, 2013, we had granted the following option awards to our non-executive directors who served as directors during 2013 (reflecting the occurrence of a 1-for-25 reverse split of our common stock that occurred on April 30, 2013):

Name	Option Awards	Exercise Price
Kelvin Moore	24,000	$5.49
	8,000	$3.50
	8,000	$15.50
	8,000	$18.75
Total	48,000

Marc Mazur	24,000	$5.49
	8,000	$3.50
	8,000	$15.50
	8,000	$26.00
Total	48,000

Marcus Smith	24,000	$5.49
	8,000	$5.00
Total	32,000

Julian Kirk	24,000	$5.49
	8,000	$5.00
Total	32,000

Christine St.Clare	24,000	$5.49
	8,000	$3.50
Total	32,000

Douglas Swirsky	24,000	$5.49
	8,000	$3.75
Total	32,000

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of the April 22, 2014, the securities owned by each director, nominee, and named executive officer, as well as all persons we know to be beneficial owners of five percent or more of our common stock (reflecting the occurrence of a 1-for-25 reverse split of our common stock that occurred on April 30, 2013):

Name of Beneficial Owner	Common stock Beneficially Owned(1)	Percent of Class(2)
David Pernock	381,750 (3)	*
Kelvin Moore	36,000 (4)	*
Marc Mazur	44,000 (5)	*
Marcus Smith	20,000 (4)	*
Julian Kirk	20,000 (4)	*
Christine St.Clare	20,000 (4)	*
Douglas J. Swirsky	20,000 (4)	*
Gregory Weaver	10,000 (6)	*
John Maslowski	23,415 (7)	*
Laura Campbell	40,350 (8)	*
Karen Donhauser	10,775 (4)	*
Declan Daly	114,600 (9)	*
All Executive Officers and Directors as a Group (11 persons)	626,290	1.5%

Five percent or more of stockholders
Randal J. Kirk (10)	15,244,427	37.3%
FMR LLC (11)	3,606,440	8.8%
Jennison Associates LLC (12)	2,942,985	7.2%
Prudential Financial, Inc. (13)	2,944,285	7.2%

* Represents less than 1% of the outstanding shares of the Company’s common stock.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of the Record Date are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person.

(2) Based upon 40,856,815 shares of common stock outstanding as of April 22, 2014.

(3) Includes options to purchase 371,750 shares of common stock.

(4) The share amounts set forth in the table consist solely of shares underlying one or more outstanding options to purchase our common stock.

(5) Includes options and warrants to purchase an aggregate of 40,000 shares of our common stock.

(6) Consists solely of 10,000 shares of our common stock.

(7) Includes options and warrants to purchase an aggregate of 22,935 shares of our common stock.

(8) Includes options and warrants to purchase an aggregate of 35,550 shares of our common stock.

(9) Includes options to purchase an aggregate of 90,600 shares of our common stock. Mr. Daly resigned in June 2013, but continued to provide us with transition services until November 2013.

(10) Consists of 9,219,512 shares held by NRM VII Holdings I, LLC (“NRM VII Holdings”) and 6,024,915 shares held by Intrexon Corporation (NYSE: XON). NRM VII Holdings is managed by an affiliate that is managed by Third Security, LLC, a Virginia limited liability company that is managed by Mr. Kirk. Mr. Kirk could be deemed to have indirect beneficial ownership of the shares of Common Stock directly beneficially owned by NRM VII Holdings and Intrexon.

(11) Based on the Schedule 13G filed by FMR LLC on February 14, 2014, Fidelity SelectCo, LLC (“SelectCo”), 1225 17th Street, Suite, 1100, Denver, Colorado 80202, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,606,440 shares of our common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “SelectCo Funds”). Edward C. Johnson 3d and FMR LLC, through its control of SelectCo, and the SelectCo Funds each has sole power to dispose of the 3,606,440 owned by the SelectCo Funds. The ownership of one investment company, Fidelity Select Biotechnology Portfolio, amounted to 3,326,640 shares. Fidelity Select Biotechnology Portfolio has its principal business office at 245 Summer Street, Boston, Massachusetts 02210. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(12) Based on the Schedule 13G filed by Jennison Associates LLC (“Jennison”) on February 14, 2014, Jennison furnishes investment advice to several investment companies, insurance separate accounts, and institutional clients (“Managed Portfolios”). As a result of its role as investment adviser of the Managed Portfolios, Jennison may be deemed to be the beneficial owner of the shares of Fibrocell common stock held by such Managed Portfolios. Prudential Financial, Inc. (“Prudential”) indirectly owns 100% of equity interests of Jennison. As a result, Prudential may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Jennison may have with respect to the Fibrocell common stock held by the Managed Portfolios. Jennison has sole voting power with respect to the shares listed in the table and shared power to dispose of the shares listed in the table. The address for Jennison Associates LLC is 466 Lexington Avenue, New York, New York 10017.

(13) Based on the Schedule 13G filed by Prudential on February 14, 2014, Prudential has shared voting and dispositive power with respect to 2,942,985 shares of the common stock held by Jennison and sole voting and dispositive power with respect to 1,300 shares of the common stock held by Quantitative Management Associates LLC. Prudential is a Parent Holding Company and the indirect parent of Jennison and Quantitative Management Associates LLC., who are the beneficial owners of the foregoing securities. The address for Prudential Financial, Inc. is 751 Broad Street, Newark, New Jersey 07102-3777.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2013 (reflecting the occurrence of a 1-for-25 reverse split of our common stock that occurred on April 30, 2013):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,878,720		$8.14	721,280
Equity compensation plans not approved by security holders	190,000	(1)	$5.86	-
Total	2,068,720		$7.93	721,280

(1)	Consists of 24,000 shares and 166,000 underlying options issued to consultants outside of the 2009 Equity Incentive Plan, which have an exercise price of $18.75 per share and $4.00 per share, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In June 2013, we entered into an amendment to our Exclusive Channel Collaboration Agreement with Intrexon Corporation (“Intrexon”) that governs a “channel collaboration” arrangement. On such date, we also entered into a stock issuance agreement with Intrexon pursuant to which we agreed to issue to Intrexon 1,243,781 of our common stock as partial consideration for the execution and delivery of the amendment to the Exclusive Channel Collaboration Agreement.

On January 10, 2014, we and Intrexon entered into a second amendment to our Exclusive Channel Collaboration Agreement. In connection with the execution of the second amendment, on January 10, 2014, we entered into a separate supplemental stock issuance agreement with Intrexon pursuant to which we issued to Intrexon 1,024,590 shares of our common stock as partial consideration for the execution and delivery of the second amendment to the Exclusive Channel Collaboration Agreement.

Messrs. Smith and Kirk are employees of Third Security, LLC, which manages and is under common control with our largest shareholder, NRM VII Holdings I, LLC. Each of Third Security, LLC and NRM VII Holdings I, LLC are controlled by Randal J. Kirk. Intrexon is an affiliate of Randal J. Kirk.

Approval Policy for Related Party Transactions

Pursuant to our Audit Committee charter adopted in April 2013, our Audit Committee is responsible to review, approve and oversee any transaction between us and any related person (as defined in Item 404 of Regulation S-K). In approving or rejecting the proposed agreement, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to the Audit Committee. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion. Prior to the creation of our Audit Committee in March 2013, our full Board of Directors was responsible for reviewing, approving and overseeing transactions between us and any related party.

Director Independence

Our Board is subject to the independence requirements set forth by the NYSE MKT and has reviewed the independence of its directors under such requirements. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and Fibrocell and its subsidiaries and affiliates. The purpose of this review was to determine whether relationships or transactions existed that were inconsistent with a determination that the director is independent. As a result of this review, our Board determined Ms. St.Clare and Messrs. Moore, Mazur and Swirsky are independent directors under the NYSE MKT listing standards.

Item 14. Principal Accountant Fees and Services

BDO USA, LLP (“BDO”) served as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2013. Aggregate fees for professional services rendered by BDO for the respective services for the fiscal years ended December 31, 2012 and 2013 were as follows:

	2013	2012
Audit fee	$349,870	$164,340
Audit-related fees	—	—
Tax fees	$27,080	$19,230
All other fees	—	—
TOTAL	$376,950	$183,570

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by BDO for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years. Beginning in 2013, these audit fees also included BDO’s audit of our internal controls over financial reporting.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. There were no such fees in either fiscal 2012 or fiscal 2013.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in either fiscal 2012 or fiscal 2013.

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

(a)(3) The exhibits listed under Item 15(b) are filed or incorporated by reference herein.

(b) Exhibits.

The following exhibits are filed as part of this annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
2.1	Debtors’ First Amended Joint Plan of Reorganization dated July 30, 2009 and Disclosure Statement (incorporated by reference to as Exhibit 10.2 to the Company’s Form 10-Q for quarter ended June 30, 2009, filed on August 12, 2009 and as Exhibit 99.1 to our Form 8-K filed September 2, 2009)
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 13, 2012)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed April 26, 2013 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 29, 2013)
3.3	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended, filed July 19, 2013 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on July 22, 2013)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K filed September 2, 2009)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form 10-Q filed November 23, 2009)

4.2	Form of Class A/B Common Stock Purchase Warrant issued in October 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 14, 2009)
4.3	Form of Placement Agent Warrant issued in November 2009 offering (incorporated by reference to Exhibit 4.2 to our Form 10-Q filed November 23, 2009)
4.4	Form of Common Stock Purchase Warrant issued in March 2010 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 3, 2010)
4.5	Form of Common Stock Purchase Warrant issued in July 2010 Series B Preferred Stock offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed July 20, 2010)
4.6	Form of Placement Agent Warrant issued in July 2010 Series B Preferred Stock offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed July 20, 2010)
4.7	Form of Common Stock Purchase Warrant used for Series B Preferred Stock offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed October 22, 2010).
4.8	Form of Common Stock Purchase Warrant used for the Series D Preferred Stock offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 15, 2011).
4.9	Form of Common Stock Purchase Warrant issued in August 2011 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 4, 2011)
4.10	Form of Amended and Restated Common Stock Purchase Warrant issued to our prior 12.5% Note holders (incorporated by reference to Exhibit 10.5 of the Form 8-K filed October 9, 2012).
10.1	Securities Purchase Agreement dated October 13, 2009 between the Company and the Series A Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 14, 2009)
**10.2	2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 14, 2012)
10.3	Lease Agreement between Isolagen, Inc and The Hankin Group dated April 7, 2005 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 12, 2005)
10.4	Purchase Option Agreement between Isolagen, Inc and 405 Eagleview Associates dated April 7, 2005 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on April 12, 2005)
10.5	Intellectual Property Purchase Agreement between Isolagen Technologies, Inc., Gregory M. Keller, and PacGen Partners (incorporated by reference to Exhibit 10.13 to the company’s amended Form S-1, as filed on October 24, 2003)
10.6	Securities Purchase Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 3, 2010)
10.7	Registration Rights Agreement dated March 2, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed March 3, 2010)
10.8	Registration Rights Agreement between the Company and the Series A Preferred Stock Purchasers, dated October 13, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed October 14, 2009)
10.9	Securities Purchase Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 20, 2010)
10.10	Form of Registration Rights Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 20, 2010)
10.11	Form of Securities Purchase Agreement between the Company and Series B Preferred Stock Purchasers (incorporated by reference to Exhibit 4.1 of the Form 8-K filed October 22, 2010).
10.12	Securities Purchase Agreement dated August 3, 2011 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 4, 2011)

10.13	Registration Rights Agreement dated August 3, 2011 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed August 4, 2011)
10.14	Amendment to Lease Agreement between Fibrocell Science, Inc. and The Hankin Group dated February 17, 2012 (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011)
10.15	Securities Purchase Agreement dated October 5, 2012 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 9, 2012)
10.16	Registration Rights Agreement dated October 5, 2012 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed October 5, 2012)
10.17	Stock Issuance Agreement dated October 5, 2012 between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.3 to our Form 8-K filed October 5, 2012)
10.18	Amendment and Conversion Agreement dated October 5, 2012 between the Company and the Holders of the Company’s Notes (incorporated by reference to Exhibit 10.4 to our Form 8-K filed October 5, 2012)
+ 10.19	Exclusive Channel Collaboration Agreement between Intrexon Corporation and Fibrocell Science, Inc. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed on April 1, 2013)
10.20	Employment Transition Letter between Fibrocell Science, Inc. and Declan Daly dated June 28, 2013 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 28, 2013)
10.21	First Amendment to Exclusive Channel Collaboration Agreement between the Company and Intrexon Corporation dated June 28, 2013 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 1, 2013)
10.22	Supplemental Stock Issuance Agreement between the Company and Intrexon Corporation dated June 28, 2013 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 1, 2013)
+ 10.23	Massachusetts Institute of Technology Office of Sponsored Programs Research Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 14, 2013)
10.24	The Regents of the University of California Research Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 14, 2013)
** 10.25	Employment Agreement between the Company and Gregory Weaver dated August 26, 2013 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 26, 2013)
** 10.26	Stock Option Agreement between the Company and Gregory Weaver issued pursuant to Employment Agreement between the Company and Gregory Weaver dated August 26, 2013 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on November 14, 2013)
**10.27	Employment Agreement between the Company and David Pernock dated November 15, 2013 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 18, 2013)
10.28	Second Amendment to Exclusive Channel Collaboration Agreement between the Company and Intrexon Corporation dated January 10, 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 13, 2014)
10.29	Supplemental Stock Issuance Agreement between the Company and Intrexon Corporation dated January 10, 2014 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 13, 2014)
21	List of Subsidiaries. (incorporated by reference to Exhibit 21 of the Form 10-K filed on April 1, 2013)
23.1	Consent of BDO USA, LLP (previously filed)
*31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document. (1)
101.SCH	XBRL Taxonomy Extension Schema Document. (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (1)

* Filed herewith.

** Indicates management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fibrocell Science, Inc.

By:	/s/ David Pernock David Pernock Chief Executive Officer

Date: April 30, 2014

Fibrocell Science, Inc.

By:	/s/ Gregory Weaver Gregory Weaver Chief Financial Officer

Date: April 30, 2014

