Form 10-K/A
period 2013-12-31
Fibrocell Science, Inc.
filed 2014-06-02
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of May 23, 2014, registrant had 40,856,815 shares issued and outstanding of common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

In this Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2013 (“Annual Report”), we are restating our previously issued and audited consolidated financial statements and the related disclosures for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, all quarterly periods of 2013 and 2012 and the quarterly period ending September 30, 2011 (collectively, the “Restated Periods”).  As discussed in further detail below and in Note 3 to the accompanying consolidated financial statements, the restatement is the result of a misapplication in the guidance on accounting for Warrants (as defined below).  We assessed the impact of this misapplication on our prior interim and annual financial statements and concluded that the combined impact was material to these financial statements. Consequently, we have restated the prior period financial statements identified above.  All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated.

For a more detailed explanation of these matters and resulting restatements, please see Part II, Item 8: Financial Statements – Note 3 and Note 8 to the Consolidated Financial Statements and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Consolidated Financial Statements.

Background of Restatement

On May 6, 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to certain of the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2011 through December 31, 2013 (collectively, the “Affected Periods”) should no longer be relied upon.  As such, the Company is restating in this Annual Report its financial statements for the following periods: (i) the years ended December 31, 2013, December 31, 2012 and December 31, 2011, and (ii) all quarterly periods of 2013 and 2012, and (iii) the quarterly period ended September 30, 2011.  However, these restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows, or net operating loss carryforward.  The impact of such restatements on the first two quarters of 2011 and earlier was immaterial. The Company’s December 31, 2010 opening balances were adjusted to reflect the cumulative impact of these restatements as a decrease in additional paid-in capital of $3.4 million and an increase in accumulated deficit of $1.2 million, for a total change to stockholders’ deficit of $4.6 million.

The warrants at issue (collectively, the “Warrants”) consist of the following as of December 31, 2013:

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

The cumulative effect of these adjustments on our financial statements is a 15.2% decrease in the accumulated deficit in the amount of approximately $15.6 million as of December 31, 2013.  The restatement had no impact on net cash flows from operating, investing or financing activities as the adjustments resulting from the non-cash change in the fair value of the warrant liability for each period and the statements of operations only impacted net loss from continuing operations.  In addition to the restatement noted above, the Consolidated Statements of Operations and the Consolidated Balance Sheets have also been retroactively adjusted to give effect to the Company’s April 2013 reverse stock split.  An explanation of the impact on our financial statements is contained in Note 3 to the consolidated financial statements contained in Part II, Item 8: Financial Statements.

Items Amended in this Annual Report on Form 10-K/A

The following items of this Annual Report on Form-10K/A include restated financial data: (i) Part II, Item 6: Selected Financial Data, (ii) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 8: Financial Statements. The following items of this Annual Report on Form 10-K/A also include amendments due to this restatement: (i) Part I, Item 1A. Risk Factors and (ii) Part II, Item 9A. Controls and Procedures.

Restatement of Other Financial Statements

The Company has concurrently included (i) restated financial information for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 (ii) restated condensed financial information for the quarterly periods in 2013 and 2012 and (iii) restated condensed financial information for the quarterly period ending September 30, 2011 in the Company’s Amendment No. 2 on Form 10-K/A for the year ended December 31, 2013 (the “Amended 2013 10-K/A”).  The impact of such restatements on the first two quarters of 2011 and earlier was immaterial. The Company’s December 31, 2010 opening balances were adjusted to reflect the cumulative impact of these restatements as a decrease in additional paid-in capital of $3.4 million and an increase in accumulated deficit of $1.2 million, for a total change to stockholders’ deficit of $4.6 million.  As all material restatement information will be included in this Amended 10-K/A, the Company does not intend to amend any of its other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q.

Internal Control Considerations

Management has assessed the effect of the restatement on the Company’s internal control over financial reporting and believes that this restatement represents a material weakness in its internal control over financial reporting for all periods under restatement.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  For a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A: Controls and Procedures included in this Annual Report.

Forward-Looking Statements

This Annual Report on Form 10-K/A (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Fibrocell Science, Inc. and its subsidiaries (referred to as “Fibrocell,” “Company,” “we,” or “our”) that is based on management’s exercise of business judgment and assumptions made by and information currently available to management.  Although forward-looking statements in this Annual Report on Form 10-K/A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “the facts suggest” and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward looking statements including those set forth in Item 1A of this report.  Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  Several of these factors include, without limitation:

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

Our corporate headquarters is located at 405 Eagleview Boulevard, Exton, Pennsylvania 19341.  Our phone number is (484) 713-6000.  Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2013” mean the year ended December 31, 2013, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

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

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K/A from publicly available information.  While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

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

Fibrocell Proprietary Personalized Biologics Approach:

Harnessing Autologous Fibroblast Cells to Deliver Localized Therapies That Are Compatible with Each Patient’s Unique Biology

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

Our clinical and medical development programs consist of the following:

Program	Indication	Status
azficel-T sBLA	Restrictive Burn Scarring	Phase II Clinical Trial
azficel-T sBLA	Vocal Cord Scarring	Phase II Clinical Trial
Rare Disease	Recessive Dystrophic Epidermolysis Bullosa (“RDEB”)	Pre-Clinical
Rare Disease	Morphea Profunda / Linear Scleroderma	Pre-Clinical
Rare Disease	Cutaneous Eosinophilias	Pre-Clinical
Rare Disease	Ehlers-Danlos Hypermobility Type (Tenascin-X Deficiency)	Pre-Clinical

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

One clinical study has been conducted to evaluate the efficacy and safety of azficel-T for the treatment of vocal fold scarring in subjects who had failed to improve following anti-reflux regimen, speech therapy, or vocal fold injection with collagen.  In Phase 1 study IT-V-001 entitled “A Phase 1 Feasibility Study to Determine the Safety and Effects of Isolagen Injections for the treatment of Vocal Fold Scarring,” 5 subjects received 3 doses (1-2 x 107 cells/mL per treatment) of azficel-T per vocal fold in the lamina propia compartment, where each treatment was approximately 1 month apart.  Starting in Month 3, a sustained improvement was noted through Month 12 in the mucosal wave grade, voice handicap index, and subject-assessed voice quality.

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

Research and Development

We expense research and development costs as they are incurred.  For the years ended December 31, 2013, 2012 and 2011, we incurred research and development expenses of $12.6 million, $9.0 million and $7.2 million, respectively.

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

Clinical trials must meet requirements for Institutional Review Board (“IRB”) oversight, patient informed consent and the FDA’s Good Clinical Practices.  Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at the clinical trial sites.  The FDA or the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects.  Data safety monitoring committees, who monitor certain studies to protect the welfare of study subjects, may also require that a clinical study be discontinued or modified.

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

Ongoing FDA Requirements

Before approving an NDA or BLA, the FDA usually will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) requirements which govern the manufacture, holding and distribution of a product.  Manufacturers of human cellular or tissue-based biologics also must comply with the FDA’s Good Tissue Practices, as applicable, and the general biological product standards.  Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the cGMP requirements. Manufacturers must continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure compliance with those requirements.  Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, voluntary recall of product, withdrawal of marketing approval or civil or criminal penalties.  Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal.  Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

HIPAA Requirements

Other federal legislation may affect our ability to obtain certain health information in conjunction with our research activities.  We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business.  The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”— independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.  In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.  HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Employees

As of May 23, 2014, we employed 52 people on a full-time basis all located in the United States.  We also have 5 people working on a contract basis or part-time basis.  None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.  We also employ consultants and temporary labor on an as needed basis to supplement existing staff.

Available Information

We file reports with the Securities and Exchange Commission (“SEC” or “Commission”).  We make available on our website (www.Fibrocellscience.com) free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC.  Information appearing at our website is not a part of this Annual Report on Form 10-K/A.  You can also read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including Fibrocell Science.

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

Item 1A. Risk Factors

Investing in our company involves a high degree of risk.  Before investing in our company you should carefully consider the following risks, together with the financial and other information contained in this amended Form 10-K/A.  If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected.  In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).  Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting related to our prior interpretation of ASC 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013. This material weakness resulted in a misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants, additional paid-in capital, accumulated deficit accounts and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting.  While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards.  Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.  For a discussion of management’s consideration of the material weakness identified, related to our warrant accounting, see Note 3, “Restatement of Consolidated Financial Statements” to the consolidated financial statements, as well as Part II, Item 9A, “Controls and Procedures” included in this amended Annual Report on Form 10-K/A.

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

All of our product candidates are subject to the risks of failure inherent in the development of biotherapeutic products.  The results of early-stage clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials.  Product candidates in later-stage clinical trials may fail to demonstrate desired safety and efficacy traits despite having successfully progressed through initial clinical testing.  Even if we believe the data collected from clinical trials of our product candidates is promising, this data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval.  Pre-clinical and clinical data can be interpreted in different ways.  Accordingly, FDA officials could reach different conclusions in assessing such data than we do which could delay, limit or prevent regulatory approval.  In addition, the FDA, other regulatory authorities, our Institutional Review Boards or we may suspend or terminate clinical trials at any time.

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

Under the Channel Agreement, we are using Intrexon’s technology in connection with various of our product candidates.  The Channel Agreement grants us a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products within a pre-defined “field” that we set forth above in the “Item 1. Business — Intrexon Collaboration”.

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

Currently, our directors, executive officers, and principal stockholder beneficially own approximately 15.3 million shares of our common stock as of May 23, 2014.  In addition, two of our seven directors are affiliates of our principal stockholder.  As a result, our directors, officers and principal stockholders will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our stockholders.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell LAVIV, and other product candidates, if approved,, and to use our related proprietary technologies. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products or product candidates, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our products.  However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing our products and then expend time and funding to redesign our product and/or product candidates so that it does not infringe others’ patents while still allowing us to compete in the market with a substantially similar product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us.

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

In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the U.S. transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our or our licensors’ patent rights, which could adversely affect our competitive position.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$4.25	$3.25
Second Quarter prior to May 17, 2013 (the date we began trading on the NYSE MKT)	$5.05	$3.00
Second Quarter (from May 17, 2013 to June 30, 2013)	$7.20	$4.50
Third Quarter	$6.23	$4.10
Fourth Quarter	$4.44	$3.28

Year Ended December 31, 2012
First Quarter	$12.50	$8.00
Second Quarter	$10.00	$3.25
Third Quarter	$6.75	$3.50
Fourth Quarter	$6.00	$3.25

Year Ended December 31, 2011
First Quarter	$23.00	$12.50
Second Quarter	$44.75	$15.50
Third Quarter	$22.00	$10.75
Fourth Quarter	$14.25	$9.25

The closing price of our common stock on May 23, 2014 was $2.82 as reported on the NYSE MKT.

Holders of Record

As of May 23, 2014, there were 40,856,815 shares of our common stock outstanding and held by 88 stockholders of record.  As of May 23, 2014, we had no shares of preferred stock outstanding.

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

During 2011 and 2012, we had outstanding shares of our Series D and Series E preferred stock.  All of these shares were converted into common stock on October 9, 2012.  Prior to such conversion, these preferred shares were entitled to certain dividends.  There were no cash payments for Series D and Series E preferred stock dividends for 2013 and approximately $0.5 million and $0.6 million in cash payments for 2012 and 2011, respectively.

Recent Sales of Unregistered Securities

All information regarding our issuance of unregistered securities during 2013 have been previously disclosed in current reports we have filed on Form 8-K or in quarterly reports we have filed on Form 10-Q.

On January 10, 2014, we and Intrexon entered into a second amendment (“Second Amendment”) to the parties’ Exclusive Channel Collaboration Agreement dated October 5, 2012. In connection with the execution of the Second Amendment, on January 10, 2014, we entered into a Supplemental Stock Issuance Agreement with Intrexon pursuant to which we issued Intrexon 1,024,590 shares of our common stock.  The closing of the transaction occurred on January 24, 2014. The shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) thereof.  Intrexon represented that it was an “accredited investor” as defined in Regulation D of the Securities Act.  For additional information see Note 14 in the accompanying Notes to the Consolidated Financial Statements included in this amended Form 10-K/A.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock relative to the cumulative total returns of the NASDAQ composite index and the NASDAQ Biotechnology index for the period from October 21, 2009 (date of inception) through December 31, 2013.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on October 21, 2009 (Fibrocell’s date of inception) and its relative performance is tracked through December 31, 2013.

	As of
	10/21/09	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Fibrocell Science, Inc.	100.00	62.16	27.57	21.62	8.11	8.78
NASDAQ Composite Index	100.00	105.51	123.35	121.13	140.39	194.19
NASDAQ Biotechnology Index	100.00	104.89	120.63	134.88	177.91	294.64

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2013.

Item 6.  Selected Financial Data

The selected financial data presented below was derived from our audited consolidated financial statements and related notes, as amended.  The per share data has been retroactively adjusted to reflect the April 30, 2013 reverse stock split.

	Twelve Months Ended				Since Inception
	12/31/2013	12/31/2012	12/31/2011	12/31/2010	12/31/2009
	Restated	Restated	Restated
Income Statement
Total revenue	200	153	—	936	330
Cost of sales	8,052	8,355	13	503	182
Gross loss	(7,852)	(8,202)	(13)	433	148
Selling, general and administrative expenses	10,073	12,167	12,795	6,516	2,708
Research and development expenses	12,578	9,021	7,171	5,486	1,823
Warrant revaluation and other finance income (expense)	(1,053)	20,404	2,562	(465)	(319)
Derivative revaluation income	—	(23)	(5,452)	—	—
Interest expense	2	(1,017)	(1,062)	(1,045)	(247)
Other income (expense)	—	—	—	248	(73)
Loss on extinguishment of debt	—	(5,617)	—	—	—
Income (loss) from continuing operations before income tax	(31,554)	(15,643)	(23,931)	(12,831)	(5,022)
Income tax	—	2,500	—	—	—
Income (loss) from continuing operations	(31,554)	(13,143)	(23,931)	(12,831)	(5,022)
Loss from discontinued operations, net	—	(11)	(94)	(49)	(12)
Gain on sale of discontinued operations, net	—	467	—	—	—
Net income/(loss)	(31,554)	(12,687)	(24,025)	(12,880)	(5,034)
Net income/(loss) attributable to noncontrolling interest	—	(24)	(18)	(52)	(16)
Net income/(loss) attributable to common shareholders	(31,554)	(12,711)	(24,043)	(12,932)	(5,050)
Net loss per common share - basic	$(1.06)	$(1.42)	$(10.96)	$(17.23)	$(8.78)
Net loss per common share - diluted	$(1.12)	$(2.60)	$(11.04)	$(17.23)	$(8.78)

Balance Sheet
Cash and cash equivalents	60,033	31,346	10,799	868	1,363
Total current assets	61,860	33,156	12,499	1,916	2,383
Total assets	69,014	40,603	20,274	8,278	8,724
Total current liabilities	3,593	1,554	9,612	1,943	837
Warrant liability	15,216	14,515	23,754	8,172	635
Total liabilities	19,348	16,413	36,542	22,281	10,342
Mezzanine preferred stock	—	—	—	1,070	2,511
Total equity/(deficit) and noncontrolling interest	49,666	24,190	(16,268)	(15,073)	(4,129)

We have never paid dividends on our common stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

The following discussion of our consolidated financial condition and results of operations, for the Restated Periods, should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K/A, as amended.  The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements.  Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Item 1A. Risk

Factors” and elsewhere in this report and the risks discussed in our other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

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

Basis of Presentation

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K/A.

Results of Operations

Comparison of Years Ending December 31, 2013 and 2012 (Restated)

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

The principal reasons for the relatively small level of revenue as compared to the cost of sales are: (1) We changed corporate strategy in 2013 to de-emphasize sales of azficel-T into the aesthetic markets, and strategically transition to focus on high-value therapeutic applications for treatment of unmet medical conditions of the skin and connective tissue; (2) Manufacturing capacity — our current manufacturing capacity is limited by the FDA to no more than twenty biopsies a week; (3) Charging for biopsies and injections — we offered complimentary and reduced price biopsies and injections throughout 2012 and 2013; and (4) Manufacturing complexity and quality control and assurance criteria.  We currently have adequate manufacturing capacity to meet clinical demand and the limited commercial demand we expect for 2014.  We believe that cost of sales will remain at or above product revenue for the foreseeable future and, thus, we anticipate that we will continue to report gross losses from sales of LAVIV® for the aesthetic indication for the foreseeable future.

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

Selling, general and administrative expense decreased by approximately $2.1 million, or 17%, to $10.1 million for the year ended December 31, 2013 as compared to $12.2 million for the year ended December 31, 2012.  Compensation and related expense decreased $0.5 million due to reduced salary and related expense of $0.7 million offset by an increase in severance costs of $0.2 million which were incurred with the reduction of sales and marketing personnel employed.  Marketing expense decreased $1.9 million as there was increased spending for the initial launch of LAVIV® during the year ended December 31, 2012.  Facilities and related expense and other increased $0.3 million due to an increase of $0.5 million in office costs offset by a decrease in travel costs of $0.2 million.  External services — consulting and license fees remained relatively constant year over year.

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

Research and development expense was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
($ in thousands)	2013	2012	$	%
Direct costs:
Restrictive Burn Scarring	$344	$163	$181	111%
Vocal Cord Scarring	322	158	164	104%
Recessive Dystrophic Epidermolysis Bullosa	1,773	6,979	(5,206)	(75)%
Morphea Profunda/ Linear Scleroderma	3,570	—	3,570	—
Cutaneous Eosinophilias	3,570	—	3,570	—
azficel-T	1,555	293	1,262	431%
Other	631	554	77	14%
Total direct costs	11,765	8,147	3,618	44%
Indirect costs:
Regulatory costs	290	357	(67)	(19)%
Indirect lab costs	241	170	71	42%
Compensation and related expense	270	323	(53)	(16)%
Other indirect costs	12	24	(12)	(50)%
Total indirect costs	813	874	(61)	(7)%
Total research and development expense	$12,578	$9,021	$3,557	39%

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

Direct research and development expense by major clinical and pre-clinical development program were as follows:

Restrictive Burn Scarring (“RBS”) — Costs to date on this program are approximately $0.5 million.  These funds have been utilized to author and review clinical trial protocols, hire a Contract Research Organization (“CRO”), recruit investigator sites and initiate recruitment.  Going forward, RBS research and development investments will support execution of the Phase II clinical trial, clinical product manufacturing, statistical analyses, report generation and future clinical development.

Vocal Cord Scarring (“VCS”) — Costs to date on this program are approximately $0.5 million.  These funds have been utilized to author and review clinical trial protocols, hire a CRO, recruit investigator sites and initiate recruitment.  Going forward, VCS research and development investments will support execution of the Phase II clinical trial, clinical product manufacturing, statistical analyses, report generation and future clinical development.

Recessive Dystrophic Epidermolysis Bullosa (“RDEB”) — Costs to date on this program are approximately $8.8 million and include the $6.9 million cost of the 2012 stock issuance in connection with the Channel Agreement with Intrexon.  In addition, there were approximately $1.9 million in costs associated with product and assay development.  Going forward, RDEB research and development investments will support additional product and assay development, pre-clinical trial execution, key opinion leader development, pre-IND and DNA Recombinant Advisory Committee (“RAC”) meeting preparation and design and execution of the Phase I clinical trial protocol.

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

Interest Expense.  We incurred no interest expense in 2013 as compared to $1.0 million for the year ended December 31, 2012. Our interest expense for the year ended December 31, 2012 was related to our 12.5% notes.  The 12.5% notes were either paid or converted into common stock with the close of the financing we completed in October 2012.

Loss on Extinguishment of Debt.  On June 1, 2012, we entered into an exchange agreement with existing note holders pursuant to which we agreed to repay half of each holder’s 12.5% promissory notes due June 1, 2012  and exchange the balance of each holder’s original note, for (i) a new 12.5% note with a principal amount equal to such balance, and (ii) a five-year warrant to purchase a number of shares of common stock equal to the number of shares of common stock underlying such note on the date of issuance.  As a result of the exchange agreement on June 1, 2012, we recorded a loss on extinguishment of the 12.5% notes of $4.1 million and $1.5 million in the consolidated statement of operations due to a significant restructuring of the original debt in June 2012 and December 2012, respectively.  The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $4.4 million.

Change in Revaluation of Warrant Liability.  During the years ended December 31, 2013 and 2012, respectively, we recorded non-cash expense of $1.1 million and non-cash income of $20.4 million for warrant revaluation and other finance charges in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

Change in Revaluation of Derivative Liability. During the year ended December 31, 2012, we recorded non-cash expense of less than $0.1 million for derivative revaluation expense, in our statements of operations, due to the change in the fair value of the derivative liability related to the Series D and E preferred stock financings.  In October 2012, this preferred stock was converted to common stock and the related derivative liability was reclassified to stockholders deficit as it no longer required liability classification and accordingly, we did not incur a non-cash expense in 2013 related to the revaluation of the derivative liability.

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

Net Loss.  Net loss increased $18.9 million to $31.6 million for the year ended December 31, 2013, as compared to $12.7 million for the year ended December 31, 2012.  The increase is primarily due to the change in the warrant revaluation and other finance charges of approximately $21.5 million, as more fully described above, offset by the $0.3 million decrease in cost of sales and the $1.0 million decrease in interest expense.

Comparison of Years Ending December 31, 2012 and 2011(Restated)

Revenue and Cost of Sales.  Revenue and cost of sales were comprised of the following:

	Year ended December 31,		Increase (Decrease)
($ in thousands)	2012	2011	$	%

Total revenue	$153	$—	$153	—
Cost of sales	8,355	13	8,342	64169%
Gross loss	$(8,202)	$(13)	$(8,189)	62992%

Revenue was $0.2 million for the year ended December 31, 2012. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. We recorded no revenue in the year ended December 31, 2011 as no injections for paying customers had been shipped.

Cost of sales was $8.4 million for the year ended December 31, 2012. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the year ended December 31, 2012 was comprised of $3.8 million of compensation related expenses, $3.2 million of laboratory supplies and other related expenses and $1.4 million of rent, utilities, depreciation and amortization. The principal reasons for the relatively small level of revenue as compared to the large cost of sales are: (1) Timing — costs are incurred starting with receipt of a patient’s biopsy. Revenue is not recognized until at least three months after receipt of the biopsy, when injections are made ready for shipment to the patient’s physician. Injections normally occur four weeks apart so the revenue cycle can be up to nine months or more (three injection sessions); (2) Manufacturing capacity — our current manufacturing capacity is no more than twenty biopsies a week; (3) Charging for biopsies and injections — we offered complimentary and reduced price biopsies and injections in our introductory period, and (4) Manufacturing complexity and quality control and assurance criteria. We are planning to implement a significant price increase for LAVIV on May 1, 2013. The new price will be $12,000 to the physician for the full treatment.

Selling, General and Administrative Expense.  Selling, general and administrative expense was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
($ in thousands)	2012	2011	$	%
Compensation and related expense	$4,336	$4,506	$(170)	(4)%
External services — consulting	914	691	223	32%
Marketing expense	2,203	3,809	(1,606)	(42)%
License fees	664	803	(139)	(17)%
Facilities and related expense and other	4,050	2,986	1,064	36%
Total selling, general and administrative expense	$12,167	$12,795	$(628)	(5)%

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

Research and development expense was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
($ in thousands)	2012	2011	$	%
Direct costs:
Restrictive Burn Scarring	$163	$42	$121	288%
Vocal Cord Scarring	158	22	136	618%
Recessive Dystrophic Epidermolysis Bullosa	6,979	—	6,979	—
Morphea Profunda/ Linear Scleroderma	—	—	—	—
Cutaneous Eosinophilias	—	—	—	—
azficel-T	293	1,141	(848)	(74)%
Other	554	347	207	60%
Total direct costs	8,147	1,552	6,595	425%
Indirect costs:
Regulatory costs	357	375	(18)	(5)%
Indirect lab costs	170	1,620	(1,450)	(90)%
Compensation and related expense	323	2,108	(1,785)	(85)%
Other indirect costs	24	1,516	(1,492)	(98)%
Total indirect costs	874	5,619	(4,745)	(84)%
Total research and development expense	$9,021	$7,171	$1,850	26%

Total research and development expense increased $1.9 million to $9.0 million for the year ended December 31, 2012 as compared to $7.2 million for the year ended December 31, 2011.  The increase is due primarily to a $1.9 million increase in consulting fees related to research and development costs incurred in the year ended December 31, 2013 in connection with our collaboration with Intrexon offset by a $0.2 million decrease in other spending.

Direct research and development expense by major clinical and pre-clinical development program were as follows:

Restrictive Burn Scarring (“RBS”) — Costs to date on this program are approximately $0.5 million.  These funds have been utilized to author and review clinical trial protocols, hire a Contract Research Organization (“CRO”), recruit investigator sites and initiate recruitment.  Going forward, RBS research and development investments will support execution of the Phase II clinical trial, clinical product manufacturing, statistical analyses, report generation and future clinical development.

Vocal Cord Scarring (“VCS”) — Costs to date on this program are approximately $0.5 million.  These funds have been utilized to author and review clinical trial protocols, hire a CRO, recruit investigator sites and initiate recruitment.  Going forward, VCS research and development investments will support execution of the Phase II clinical trial, clinical product manufacturing, statistical analyses, report generation and future clinical development.

Recessive Dystrophic Epidermolysis Bullosa (“RDEB”) — Costs to date on this program are approximately $8.8 million and include the $6.9 million cost of the 2012 stock issuance in connection with the Channel Agreement with Intrexon.  In addition, there were approximately $1.9 million in costs associated with product and assay development.  Going forward, RDEB research and development investments will support additional product and assay development, pre-clinical trial execution, key opinion leader development, pre-IND and DNA Recombinant Advisory Committee (“RAC”) meeting preparation and design and execution of the Phase I clinical trial protocol.

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

Azficel-T - Costs to date on this program of approximately $1.4 million represent the costs of process improvements for the production of azficel-T.  These process improvements include rapid mycoplasma assay, media optimization, raw material selection assays, cryo-preservative analysis and alternate disassociation enzymes.

Interest Expense.  Interest expense remained relatively constant at approximately $1.1 million for the years ended December 31, 2012 and 2011. Our interest expense for the years ended December 31, 2012 and 2011 is related to our 12.5% notes. The 12.5% notes were either paid or converted into common stock with the close of the October 2012 financing.

Loss on Extinguishment of Debt.  On June 1, 2012, we entered into an exchange agreement with existing note holders pursuant to which we agreed to repay half of each holder’s 12.5% promissory notes due June 1, 2012  and exchange the balance of each holder’s original note, for (i) a new 12.5% note with a principal amount equal to such balance, and (ii) a five-year warrant to purchase a number of shares of common stock equal to the number of shares of common stock underlying such note on the date of issuance.  As a result of the exchange agreement on June 1, 2012, we recorded a loss on extinguishment of the 12.5% notes of $4.1 million and $1.5 million in the consolidated statement of operations due to a significant restructuring of the original debt in June 2012 and December 2012, respectively.  The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $4.4 million.

Change in Revaluation of Warrant Liability.  During the years ended December 31, 2012 and 2011, we recorded non-cash income of $20.4 million and $2.6 million, respectively, for warrant revaluation and other finance charges in our statements of operations due to the change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants. In addition, the number of shares underlying the warrants increased in 2012 due to the issuance of our Series E preferred stock, which triggered the anti-dilution protection in the warrants resulting in the lowering of the exercise price of the warrants and the increase in the number of shares underlying such warrants.

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

Net Loss.  Net loss decreased $11.3 million to $12.7 million for the year ended December 31, 2012, as compared to $24.0 million for the year ended December 31, 2011.  The decrease is primarily due to the change in the warrant revaluation and other finance charges of approximately $17.8 million, as more fully described above, offset by the $8.3 million increase in cost of sales.

Liquidity and Capital Resources for Years Ending December 31, 2013, 2012 and 2011(Restated)

We have experienced losses since our inception. As of December 31, 2013, we have an accumulated deficit of $87.1 million. The process of developing and commercializing our product candidates requires significant research and development work and clinical trial work, as well as significant manufacturing and process development efforts. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(20,075)	$(22,575)	$16,837
Investing activities	(360)	509	(1,570)
Financing activities	49,122	42,613	28,336

Operating Activities.  Cash used in operating activities during the year ended December 31, 2013 amounted to $20.1 million, a decrease of $2.5 million over the year ended December 31, 2012.  The decrease in our cash used in operating activities over 2012 is primarily due to a $2.0 million increase in operating cash inflows from changes in operating assets and liabilities, mostly related to accounts payable.

Cash used in operating activities during the year ended December 31, 2012 amounted to $22.6 million, an increase of $5.7 million over the year ended December 31, 2011. The increase in our cash used in operating activities over 2011 is primarily due to an increase in net losses (adjusted for non-cash items) of $3.2 million, in addition to operating cash outflows from changes in operating assets and liabilities.

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

There were $28.3 million cash proceeds provided by financing activities during the year ended December 31, 2011. During the year ended December 31, 2011, we raised cash of $30.4 million from the issuance of common stock, preferred stock and warrants offset primarily by principal debt payments of $1.3 million in 2011 and dividend payments of $0.6 million in 2011.

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

Factors Affecting Our Capital Resources

Inflation did not have a significant impact on our results during the year ended December 31, 2013, 2012 or 2011.

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

Collaboration with Related Party

Intrexon is an affiliate of our largest shareholder, NRM VII Holdings I, LLC.  In addition, two of our seven directors are also affiliates of NRM VII Holdings I, LLC.  On October 5, 2012, we entered into an Exclusive Channel Collaboration Agreement (“Channel Agreement”) with Intrexon that governs a “channel collaboration” arrangement.  The Channel Agreement grants us an exclusive license to use proprietary technologies and other intellectual property of Intrexon to develop and commercialize certain products in the United States.  As consideration for our Channel Agreement and related amendments, we issued shares of our common stock to Intrexon.  For additional details, see Note 14 in the accompanying financial statements included as part of this Annual Report on Form 10-K/A.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that we believe will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption.

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012 (Restated)

Revenue and Cost of Sales. Revenue and cost of sales for the three months ended March 31, 2013 and 2012 were comprised of the following:

	Three months ended March 31,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Total revenue	$26	$16	$10	63%
Cost of sales	2,351	1,553	798	51%
Gross (loss)	$(2,325)	$(1,537)	$(788)	51%

Revenue of less than $0.1 million was recognized in the first quarter of 2013 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. We booked cost of sales of $2.4 million for the three months ended March 31, 2013. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the three months ended March 31, 2013 comprised $1.1 million of compensation related expenses, $0.9 million of laboratory supplies and other related expenses and $0.4 million of rent, utilities, amortization and depreciation. The cost of sales for the three months ended March 31, 2012 comprised $0.8 million of compensation related expenses, $0.5 million of laboratory supplies and other related expenses and $0.2 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in this quarter are as follows: (1) Charging for biopsies and injections — we are offering complimentary and reduced price biopsies and injections, and (2) Manufacturing complexity and quality control and assurance — manufacturing for cell therapy products is difficult as a result of logistical issues, significant manual processing, raw materials consistency and significant quality control and assurance. We significantly increased the selling price of LAVIV on May 1, 2013 in order to more closely align product pricing with our cost structure and our limited manufacturing capacity in 2013.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2013 and 2012 were comprised of the following:

	Three months ended March 31,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$973	$1,108	$(135)	(12)%
External services — consulting	213	67	146	218%
Marketing expense	127	1,279	(1,152)	(90)%
Travel	75	207	(132)	(64)%
License fees	166	165	1	0%
Facilities and related expense and other	813	897	(84)	(9)%
Total selling, general and administrative expense	$2,367	$3,723	$(1,356)	(36)%

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

Research and Development Expense. Research and development expense for the three months ended March 31, 2013 and 2012 were comprised of the following:

	Three months ended March 31,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$66	$66	$—%
External services — consulting	944	390	554	142%
Lab costs and related expense	201	17	184	1,082%
Facilities and related expense and other	1	6	(5)	(83)%
Total research and development expense	$1,212	$479	$733	153%

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

Change in Revaluation of Warrant Liability. During the three months ended March 31, 2013 and 2012, we recorded non-cash warrant income of $1.3 million and $6.9 million, respectively, for warrant revaluation and other finance charges in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

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

Net Loss. Net loss increased approximately $8.0 million to a net loss of $4.6 million for the three months ended March 31, 2013, as compared to net income of $3.4 million for the three months ended March 31, 2012 primarily due to the deferred tax benefit realized in the three months ending March 31, 2012, offset by the increase in cost of goods sold and increase in research and development expenses for the three months ending March 31, 2013.

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

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012 (Restated)

Revenue and Cost of Sales. Revenue and cost of sales for the three months ended June 30, 2013 and 2012 were comprised of the following:

	Three months ended June 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Total revenue	$62	$28	$34	121%
Cost of sales	2,242	2,094	148	7%
Gross loss	$(2,180)	$(2,066)	$(114)	6%

Revenue of less than $0.1 million was recognized for the three months ended June 30, 2013 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. We booked cost of sales of $2.2 million for the three months ended June 30, 2013. Cost of sales primarily includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the three months ended June 30, 2013 comprised $0.9 million of compensation related expenses, $0.9 million of laboratory supplies and other related expenses and $0.4 million of rent, utilities, amortization and depreciation. The cost of sales for the three months ended June 30, 2012 comprised $0.9 million of compensation related expenses, $0.9 million of laboratory supplies and other related expenses and $0.3 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in this quarter are as follows: (1) Charging for biopsies and injections — we are offering complimentary and reduced price biopsies and injections, and (2) Manufacturing complexity and quality control and assurance — manufacturing for cell therapy products is difficult as a result of significant manual processing, raw materials consistency, logistical issues, and significant quality control and assurance. We significantly increased the selling price of LAVIV on May 1, 2013 in order to more closely align product pricing with our cost structure and our limited manufacturing capacity in 2013. We will have limited manufacturing capacity for the foreseeable future, and this capacity needs to address both commercial sales of LAVIV and the clinical research programs. As a result, we will not be generating significant revenue from the sales of LAVIV. We also believe that cost of sales will remain significantly higher than revenue for the foreseeable future and, thus, we anticipate the company will be generating gross losses for the foreseeable future.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2013 and 2012 were comprised of the following:

	Three months ended June 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$643	$1,059	$(416)	(39)%
External services — consulting	35	287	(252)	(88)%
Legal expense	209	186	23	12%
Marketing expense	162	582	(420)	(72)%
Travel	99	131	(32)	(24)%
License fees	177	169	8	5%
Facilities and related expense and other	1,125	825	300	36%
Total selling, general and administrative expense	$2,450	$3,239	$(789)	(24)%

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

Research and Development Expense.Research and development expense for the three months ended June 30, 2013 and 2012 were comprised of the following:

	Three months ended June 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$62	$105	$(43)	(40)%
External services — consulting	1,080	265	815	308%
Lab costs and related expense	36	16	20	125%
Facilities and related expense and other	6	2	4	200%
Total research and development expense	$1,184	$388	$796	205%

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

Change in Revaluation of Warrant Liability. During the three months ended June 30, 2013 and 2012, we recorded non-cash warrant expense of $8.8 million and non-cash warrant income of $0.9 million for warrant revaluation and other finance charges in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

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

Loss on Extinguishment of debt. On June 1, 2012, we entered into an exchange agreement with existing note holders pursuant to which we agreed to repay half of each holder’s 12.5% promissory notes due June 1, 2012  and exchange the balance of each holder’s original note, for (i) a new 12.5% note with a principal amount equal to such balance, and (ii) a five-year warrant to purchase a number of shares of common stock equal to the number of shares of common stock underlying such note on the date of issuance.  As a result of the exchange agreement on June 1, 2012, we recorded a loss on extinguishment of the 12.5% notes of $4.1 million and $1.5 million in the consolidated statement of operations due to a significant restructuring of the original debt in June 2012 and December 2012, respectively.  The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $4.4 million.

Loss from Discontinued Operations. The net loss from discontinued operations for the three months ended June 30, 2013 remained relatively constant to the net loss for the three months ended June 30, 2012.

Net Loss. Net loss decreased approximately $3.5 million to a net loss of $14.6 million for the three months ended June 30, 2013, as compared to a net loss of $11.1 million for the three months ended June 30, 2012. The change is primarily due to the changes in warrant and derivative revaluation as more fully described above, as well as the extinguishment of debt in the three months ended June 30, 2012. In addition there was a decrease in selling, general and administrative expenses, offset by the increase in cost of goods sold and increase in research and development expenses for the three months ending June 30, 2013.

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

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012 (Restated)

Revenue and Cost of Sales. Revenue and cost of sales for the six months ended June 30, 2013 and 2012 were comprised of the following:

	Six months ended June 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Total revenue	$88	$44	$44	100%
Cost of sales	4,593	3,648	945	26%
Gross loss	$(4,505)	$(3,604)	$(901)	25%

Revenue of less than $0.1 million was recognized for the six months ended June 30, 2013 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. We booked cost of sales of $4.6 million for the six months ended June 30, 2013. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the six months ended June 30, 2013 comprised $2.0 million of compensation related expenses, $1.8 million of laboratory supplies and other related expenses and $0.8 million of rent, utilities, amortization and depreciation. The cost of sales for the six months ended June 30, 2012 comprised $1.7 million of compensation related expenses, $1.2 million of laboratory supplies and other related expenses and $0.7 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in these quarters are as follows: (1) Charging for biopsies and injections — we are offering complimentary and reduced price biopsies and injections, and (2) Manufacturing complexity and quality control and assurance — manufacturing for cell therapy products is difficult as a result of logistical issues, significant manual processing, raw materials consistency and significant quality control and assurance.We significantly increased the selling price of LAVIV on May 1, 2013 in order to more closely align product pricing with our cost structure and our limited manufacturing capacity in 2013. We will have limited manufacturing capacity for the foreseeable future, and this capacity needs to address both commercial sales of LAVIV and the clinical research programs. As a result, we will not be generating significant revenue from the sales of LAVIV. We also believe that cost of sales will remain significantly higher than revenue for the foreseeable future and, thus, we anticipate the company will be generating gross losses for the foreseeable future.

Selling, General and Administrative Expense.Selling, general and administrative expense for the six months ended June 30, 2013 and 2012 were comprised of the following:

	Six months ended June 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$1,616	$2,168	$(552)	(25)%
External services — consulting	55	319	(264)	(83)%
Legal expense	402	222	180	81%
Marketing expense	289	1,850	(1,561)	(84)%
Travel	174	338	(164)	(49)%
License fees	343	333	10	3%
Facilities and related expense and other	1,938	1,732	206	12%
Total selling, general and administrative expense	$4,817	$6,962	$(2,145)	(31)%

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

Research and Development Expense. Research and development expense for the six months ended June 30, 2013 and 2012 were comprised of the following:

	Six months ended June 30,
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$128	$170	$(42)	(25)%
External services — consulting	2,024	655	1,369	209%
Lab costs and related expense	237	33	204	618%
Facilities and related expense and other	7	10	(3)	(30)%
Total research and development expense	$2,396	$868	$1,528	176%

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

Change in Revaluation of Warrant Liability. During the six months ended June 30, 2013 and 2012, we recorded non-cash warrant expense of $7.5 million and non-cash warrant income of $7.7 million, respectively, for warrant revaluation and other finance charges in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

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

Loss on Extinguishment of debt. On June 1, 2012, we entered into an exchange agreement with existing note holders pursuant to which we agreed to repay half of each holder’s 12.5% promissory notes due June 1, 2012  and exchange the balance of each holder’s original note, for (i) a new 12.5% note with a principal amount equal to such balance, and (ii) a five-year warrant to purchase a number of shares of common stock equal to the number of shares of common stock underlying such note on the date of issuance.  As a result of the exchange agreement on June 1, 2012, we recorded a loss on extinguishment of the 12.5% notes of $4.1 million and $1.5 million in the consolidated statement of operations due to a significant restructuring of the original debt in June 2012 and December 2012, respectively.  The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $4.4 million.

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

Net Loss. Net loss increased approximately $11.5 million to a net loss of $19.2 million for the six months ended June 30, 2013, as compared to a net loss of $7.7 million for the six months ended June 30, 2012. The change is primarily due to the changes in the warrant and derivative revaluations as more fully described above, as well as the extinguishment of debt in the six months ended June 30, 2012. In addition, the deferred tax benefit was realized in the six months ending June 30, 2012, offset by an increase in cost of goods sold and an increase in research and development expenses for the six months ending June 30, 2013.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six months Ended June 30,
Statement of Cash Flows Data:	2013	2012
	(in thousands)
Total cash used in:
Operating activities	$(10,417)	$(11,322)
Investing activities	$(122)	$(359)
Financing activities	$4	$3,440

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

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012 (Restated)

Revenue and Cost of Sales. Revenue and cost of sales for the three months ended September 30, 2013 and 2012 were comprised of the following:

	Three months ended September 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)

Total revenue	$68	$69	$(1)	(1)%
Cost of sales	1,930	2,321	(391)	(17)%

Gross loss	$(1,862)	$(2,252)	$390	(17)%

Revenue of less than $0.1 million was recognized for the three months ended September 30, 2013 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. We booked cost of sales of $1.9 million for the three months ended September 30, 2013. Cost of sales primarily includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the three months ended September 30, 2013 comprised $0.7 million of compensation related expenses, $0.8 million of laboratory supplies and other related expenses and $0.4 million of rent, utilities, amortization and depreciation. The cost of sales for the three months ended September 30, 2012 comprised $1.0 million of compensation related expenses, $0.9 million of laboratory supplies and other related expenses and $0.4 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in this quarter are as follows: (1) Charging for biopsies and injections — we are offering complimentary and reduced price biopsies and injections, and (2) Manufacturing complexity and quality control and assurance — manufacturing for our cell therapy products is characterized by significant manual processing, autologous raw materials inconsistencies, logistical challenges, and significant quality control and assurance requirements. We significantly increased the selling price of LAVIV on May 1, 2013 in order to more closely align product pricing with our cost structure and our limited manufacturing capacity in 2013. We will have limited manufacturing capacity for the foreseeable future, with our available capacity addressing both commercial sales of LAVIV and our clinical research programs. As a result, we will not be generating significant revenue from the sales of LAVIV. We also believe that cost of sales will remain significantly higher than revenue for the foreseeable future and, thus, we anticipate the company will continue to report gross losses from sales of LAVIV for the aesthetic indication for the foreseeable future.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2013 and 2012 were comprised of the following:

	Three months ended September 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$1,277	$1,061	$216	20%
Severance	170	—	170	—
External services — consulting	58	33	25	76%
Legal expense	114	159	(45)	(28)%
Marketing expense	2	224	(222)	(99)%
Travel	65	105	(40)	(38)%
License fees	173	166	7	4%
Facilities and related expense and other	1,043	884	159	18%

Total selling, general and administrative expense	$2,902	$2,632	$270	10%

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

Research and Development Expense. Research and development expense for the three months ended September 30, 2013 and 2012 were comprised of the following:

	Three months ended September 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$70	$77	$(7)	(9)%
External services — consulting	8,280	291	7,989	2,745%
Lab costs and related expense	3	58	(55)	(95)%
Facilities and related expense and other	4	—	4	—

Total research and development expense	$8,357	$426	$7,931	1,862%

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

Change in Revaluation of Warrant Liability. During the three months ended September 30, 2013 and 2012, we recorded non-cash warrant expense of $6.5 million and warrant income of $11.7 million, respectively, for warrant revaluation and other finance charges in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

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

Net Loss. Net loss for the three months ended September 30, 2013 of $6.6 million, as compared to net income for the comparable three-month period in the prior year of $8.6 million, represented a change of approximately $2.0 million. The change is primarily due to the changes in warrant and derivative revaluation as more fully described above, as well as the extinguishment of debt in the three months ended September 30, 2012, offset by the increase in selling, general and administrative expenses and research and development expenses.

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

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012 (Restated)

Revenue and Cost of Sales. Revenue and cost of sales for the nine months ended September 30, 2013 and 2012 were comprised of the following:

	Nine months ended September 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Total revenue	$156	$113	$43	38%
Cost of sales	6,523	5,968	555	9%

Gross loss	$(6,367)	$(5,855)	$(512)	9%

Revenue of less than $0.2 million was recognized for the nine months ended September 30, 2013 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. We booked cost of sales of $6.5 million for the nine months ended September 30, 2013. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the nine months ended September 30, 2013 comprised $2.8 million of compensation related expenses, $2.5 million of laboratory supplies and other related expenses and $1.2 million of rent, utilities, amortization and depreciation. The cost of sales for the nine months ended September 30, 2012 comprised $2.8 million of compensation related expenses, $2.1 million of laboratory supplies and other related expenses and $1.1 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in these quarters are as follows: (1) Charging for biopsies and injections — we are offering complimentary and reduced price biopsies and injections, and (2) Manufacturing complexity and quality control and assurance — manufacturing for our cell therapy products is characterized by significant manual processing, autologous raw materials inconsistencies, logistical challenges, and significant quality control and assurance requirements. We significantly increased the selling price of LAVIV on May 1, 2013 in order to more closely align product pricing with our cost structure and our limited manufacturing capacity in 2013. We will have limited manufacturing capacity for the foreseeable future, with our available capacity addressing both commercial sales of LAVIV and our clinical research programs. As a result, we will not be generating significant revenue from the sales of LAVIV. We also believe that cost of sales will remain significantly higher than revenue for the foreseeable future and, thus, we anticipate the company will continue to report gross losses from sales of LAVIV for the aesthetic indication for the foreseeable future.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2013 and 2012 were comprised of the following:

	Nine months ended September 30,		Increase (Decrease)
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$2,893	$3,229	$(336)	(10)%
Severance	170	—	170	—
External services — consulting	113	351	(238)	(68)%
Legal expense	517	381	136	36%
Marketing expense	290	2,078	(1,788)	(86)%
Travel	240	443	(203)	(46)%
License fees	516	499	17	3%
Facilities and related expense and other	2,980	2,613	367	14%

Total selling, general and administrative expense	$7,719	$9,594	$(1,875)	(20)%

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

Research and Development Expense. Research and development expense for the nine months ended September 30, 2013 and 2012 were comprised of the following:

	Nine months ended September 30,
	2013	2012	$000s	%
	(in thousands)
Compensation and related expense	$198	$247	$(49)	(20)%
External services — consulting	10,305	946	9,359	989%
Lab costs and related expense	239	92	147	160%
Facilities and related expense and other	11	9	2	22%

Total research and development expense	$10,753	$1,294	$9,459	731%

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

Change in Revaluation of Warrant Liability. During the nine months ended September 30, 2013 and 2012, we recorded non-cash warrant expense of $1.0 million and non-cash warrant income of $19.5 million, respectively, for warrant revaluation and other finance charges in our statements of operations due to a change in the fair value of the warrant liability as a result of a change in our stock price and a change in the contractual life of the warrants.

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

Loss on Extinguishment of debt. On June 1, 2012, we entered into an exchange agreement with existing note holders pursuant to which we agreed to repay half of each holder’s 12.5% promissory notes due June 1, 2012  and exchange the balance of each holder’s original note, for (i) a new 12.5% note with a principal amount equal to such balance, and (ii) a five-year warrant to purchase a number of shares of common stock equal to the number of shares of common stock underlying such note on the date of issuance.  As a result of the exchange agreement on June 1, 2012, we recorded a loss on extinguishment of the 12.5% notes of $4.1 million and $1.5 million in the consolidated statement of operations due to a significant restructuring of the original debt in June 2012 and December 2012, respectively.  The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $4.4 million.

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

Net Loss. Net loss for the nine months ended September 30, 2013 of $25.8 million, as compared to a net income for the comparable nine-month period in the prior year of $1.0 million represented a change of approximately $24.8 million. The change is primarily due to the changes in the warrant and derivative revaluations as more fully described above, as well as the extinguishment of debt in the nine months ended September 30, 2012. In addition, the deferred tax benefit was realized in the nine months ending September 30, 2012, offset by an increase in cost of goods sold and an increase in research and development expenses for the nine months ending September 30, 2013.

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

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011 (Restated)

Revenue and Cost of Sales. Revenue and cost of sales for the three months ended September 30, 2012 and 2011 were comprised of the following:

	Three months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Total revenue	$69	$0	$69	—
Cost of sales	2,321	3	(2,318)	—

Gross (loss)	$(2,252)	$(3)	$(2,249)	—

Revenue of less than $0.1 million was recognized in the third quarter of 2012 for LAVIV. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. As a result of the increase in LAVIV activity, the Company booked cost of sales of $2.3 million for the three months ended September 30, 2012. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the three months ended September 30, 2012 comprised $1.0 million of compensation related expenses, $0.9 million of laboratory supplies and other related expenses and $0.4 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in this quarter are as follows: (1) Timing — costs are incurred starting with receipt of a patient’s biopsy. Revenue is not recognized until at least three months after receipt of the biopsy, when injections are made ready for shipment to the patient’s physician. Injections normally occur four weeks apart so the revenue cycle can be up to nine months or more (three injection sessions); (2) Manufacturing capacity — our current manufacturing capacity is no more than twenty biopsies a week; (3) Charging for biopsies and injections — we are offering complimentary and reduced price biopsies and injections in our introductory period, and (4) Volumes — our initial staffing is about equal direct to indirect due to the many requirements needed to run a cell processing operation. We anticipate that our direct staffing costs will be a higher percentage of total staffing as we increase volumes and direct labor workers in our manufacturing facility. This should also result in a lower per biopsy cost per indirect worker (as well as a lower per biopsy cost for rent, utilities, depreciation and amortization).

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2012 and 2011 were comprised of the following:

	Three months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$1,061	$752	$309	41%
External services — consulting	192	130	62	48%
Marketing expense	224	1,556	(1,332)	(86)%
Travel	105	49	56	114%
License fees	166	598	(432)	(72)%
Facilities and related expense and other	884	732	152	21%

Total selling, general and administrative expense	$2,632	$3,817	$(1,185)	(31)%

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

Research and Development Expense. Research and development expense for the three months ended September 30, 2012 and 2011 were comprised of the following:

	Three months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$77	$494	$(417)	(84)%
External services — consulting	291	497	(206)	(41)%
Lab costs and related expense	58	381	(323)	(85)%
Facilities and related expense and other	0	521	(521)	(100)%

Total research and development expense	$426	$1,893	$(1,467)	(77)%

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

Change in Revaluation of Warrant and Derivative Liability. During the three months ended September 30, 2012, we recorded a non-cash gain of $11.7 million and $1.9 million for warrant and derivative revaluation, respectively, in our consolidated statements of operations due to the increase in the number of preferred shares and warrants with the issuance of Series E Preferred Stock in our financing completed in July 2012, and the change in fair value. During the three months ended September 30, 2011, we recorded non-cash income of $11.8 million and $2.3 million for warrant revaluation and other finance charges and derivative revaluation income, respectively, in our statements of operations due to a decrease in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. This decrease in fair value was primarily due to a decrease in the price per share of our common stock on September 30, 2011 as compared to June 30, 2011.

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

Net Income (Loss). Net income increased approximately $0.5 million to net income of $8.6 million for the three months ended September 30, 2012, as compared to net income of $8.1 million for the three months ended September 30,2011 primarily due to the change in the fair value of the warrant liability and derivative liability related to the Series A, B, D and E preferred stock financings, offset by an increase in operating expenses related to the LAVIV product approval in June 2011 and product launch in October 2011.

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

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011 (Restated)

Revenues and Cost of Sales. Revenue and cost of sales for the nine months ended September 30, 2012 and 2011 were comprised of the following:

	Nine months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Total revenue	$113	$0	$113	—
Cost of sales	5,968	3	5,965	198,833%
Gross profit	$(5,855)	$(3)	$(5,852)	195,067%

Revenue of approximately $0.1 million was recognized in the nine months ended September 30, 2012. Revenue is booked based on the shipment of cells to the patients for injection of LAVIV. As a result of the increase in LAVIV activity, the Company booked cost of sales of $6.0 million for the nine months ended September 30, 2012. Cost of sales includes the costs related to the processing of cells for LAVIV, including direct and indirect costs. The cost of sales for the nine months ended September 30, 2012 comprised $2.8 million of compensation related expenses, $2.5 million of laboratory supplies and other related expenses and $0.7 million of rent, utilities, amortization and depreciation. The principal reasons for the relatively small level of revenue as compared to the large cost of sales in the nine month period are as follows: (1) Timing — costs are incurred starting with receipt of a patient’s biopsy. Revenue is not recognized until at least three months after receipt of the biopsy, when injections are made ready for shipment to the patient’s physician. Injections normally occur four weeks apart so the revenue cycle can be up to nine months or more (three injection sessions); (2) Manufacturing capacity — our current manufacturing capacity is no more than twenty biopsies a week; (3) Charging for biopsies and injections — we are offering complimentary and reduced price biopsies and injections in our introductory period, and (4) Volumes — our initial staffing is about equal direct to indirect due to the many requirements needed to run a cell processing operation. We anticipate that our direct staffing costs will be a higher percentage of total staffing as we increase volumes and direct labor workers in our manufacturing facility. This should also result in a lower per biopsy cost per indirect worker (as well as a lower per biopsy cost for rent, utilities and depreciation).

Selling General and Administrative Expense .Selling, general and administrative expense for the nine months ended September 30, 2012 and 2011 were comprised of the following:

	Nine months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$3,229	$3,654	$(425)	(12)%
External services – consulting	732	517	215	42%
Marketing expense	2,078	2,291	(213)	(9)%
Travel	443	94	349	371%
License fees	499	639	(140)	(22)%
Facilities and related expense and other	2,613	2,063	550	27%
Total selling, general and administrative expense	$9,594	$9,258	$336	4%

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

Research and Development Expense. Research and development expense for the nine months ended September 30, 2012 and 2011 were comprised of the following:

	Nine months ended September 30,		Increase (Decrease)
	2012	2011	$000s	%
	(in thousands)
Compensation and related expense	$247	$1,489	$(1,242)	(83)%
External services – consulting	946	1,540	(594)	(39)%
Lab costs and related expense	92	1,137	(1,045)	(92)%
Facilities and related expense	9	945	(936)	(99)%
Total research and development expense	$1,294	$5,111	$(3,817)	(75)%

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

Loss on Extinguishment of Debt. During the nine months ended September 30, 2012, the Company recorded a loss on extinguishment of the 12.5% Promissory Note of $4.1 million in the consolidated statement of operations due to a significant modification of the original debt. The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $2.9 million.

Change in Revaluation of Warrant and Derivative Liability. During the nine months ended September 30, 2012, we recorded non-cash income of $19.5 million and less than $0.1 million non-cash loss for the revaluation of the warrant and derivative, respectively, in our statements of operations. The change is due to the increase in the number of preferred shares and warrants with the issuance of Series E Preferred Stock in our financing completed in July 2012, the reset of the exercise price of certain warrants related to the “down round” protection of such warrants and the change in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. During the nine months ended September 30, 2011, we recorded non-cash income of $4.4 million and a non-cash loss of $5.9 million for warrant income and derivative revaluation expense, respectively, in our statements of operations due to an decrease in the fair value of the warrant liability and derivative liability related to the Series A, B and D preferred stock financings. This decrease in fair value was primarily due to a decrease in the price per share of our common stock on September 30, 2011 as compared to December 31, 2010.

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

Net Loss. Net loss decreased approximately $22.0 million to a net income of $0.9 million for the nine months ended September 30, 2012, as compared to a net loss of $21.1 million for the nine months ended September 30, 2011 primarily due to the issuance of additional warrants and to the change in the fair value of the warrant liability and derivative liability related to the Series A, B, D and E preferred stock financings.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The primary objective of our investment activities is to preserve our capital until it is required to fund operations.  As of December 31, 2013, we had cash and cash equivalents of $60.0 million.  Our exposure to market risk is confined to cash and cash equivalents, which consist of instruments having original maturities of three months or less.  Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio.

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

Not applicable.

Item 9A. Controls and Procedures (Restated)

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to us, including our consolidated subsidiaries, is made known to management, including these officers, by our other employees, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, including the existence of the material weakness in our internal control over financial reporting referenced below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on our evaluation under the framework in the Internal Control — Integrated Framework (1992), the chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Amended Form 10-K/A in the accompanying Consolidated Financial Statements.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 17, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2013. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because of a material weakness in our internal control over financial reporting described below related to accounting for warrants. Notwithstanding the material weakness described above, management has concluded that our audited consolidated financial statements and unaudited condensed consolidated financial statements for the periods included in this Annual Report on Amended Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting.  While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards.  Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Gregory Weaver. Mr. Weaver has served as Chief Financial Officer, Senior Vice President, Treasurer and Corporate Secretary of our company since September 2013. From June 2011 to July 2013, Mr. Weaver served as senior vice president and chief financial officer of Celsion Corporation, a public biotechnology company, and was a director and chairman of the audit committee of Celsion’s Board of Directors from 2005 to 2011. From February 2009 to September 2010, Mr. Weaver served as senior vice president and chief financial officer of Poniard Pharmaceuticals, a public oncology drug development company. From February 2007 to February 2009, Mr. Weaver served as chief financial officer of Talyst, Inc., a private pharmacy information product company. In 2006 and 2007, he served as senior vice president and chief financial officer of Sirna Therapeutics, a public RNA therapeutics company until it was acquired by Merck & Co., Inc. in December 2006. From 2002 to 2005, Mr. Weaver was chief financial officer of Nastech Pharmaceuticals, a public drug delivery company. From 1999 to 2002, Mr. Weaver was chief financial officer of Ilex Oncology Inc., a public oncology drug development company, and from 1996 to 1999, he was chief financial officer of Prism Technologies, a privately-held medical device company. Prior to that, Mr. Weaver held increasingly senior positions with Fidelity Capital and Arthur Andersen LLP. Mr. Weaver currently serves as a director of Atossa Genetics, Inc., a public diagnostics company, and serves on the board of directors and as chairman of the audit committee of Egalet Corporation, a public specialty pharmaceutical company. Mr. Weaver also served as a director and chairman of the audit committee of SCOLR Pharmaceuticals, a public drug delivery company, from 2007 to 2009. Mr. Weaver received an M.B.A. from Boston College and a B.S. in accounting from Trinity University.

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

Board Committees

In March 2013, we established a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee. Our Board of Directors has adopted and approved a charter for each of these standing committees. The charters, which include the functions and responsibilities of each of the committees, can be found in the “Investors & Media — Corporate Governance” section on our web site at www.fibrocellscience.com.

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

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is on the “Investors & Media — Corporate Governance” section of our web site at www.fibrocellscience.com.We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

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

Our Compensation Committee has adopted a compensation philosophy of targeting our executive compensation to the 50th percentile of executive compensation of our peer group. Executive compensation may be above or below the 50th percentile based on an executive’s experience, scope of position, individual performance and company constraints. Our Compensation Committee focuses on reviewing information for the 50th percentile because of its view, which is consistent with Radford’s advice, that maintaining competitive levels of compensation to attract and, more importantly, retain our executive officers is best achieved when compensation opportunities are consistent with the 50th percentile. In practice, our Compensation Committee has in the past and may in the future set a particular component above or below the 50th percentile based on various factors discussed in this CD&A. Additionally, actual compensation realized under our merit based cash performance awards and long-term equity compensation plans could ultimately vary from the 50th percentile depending on performance.

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

The following table summarizes the stock options awarded to the named executive officers in 2013:

Name	Title	Stock Option Awards
David Pernock	Chairman of the Board and Chief Executive Officer	975,000
Gregory Weaver	Chief Financial Officer, Senior Vice President, Treasurer and Corporate Secretary	125,000
Declan Daly	Former Chief Financial Officer and Chief Operating Officer	—
John Maslowski	Vice President of Scientific Affairs	17,500
Laura Campbell	Vice President of Human Resources and Business Process	35,000
Karen Donhauser	Vice President of Quality	17,500

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of the Company’s Annual Report on Amended Form 10-K/A for the year ended December 31, 2013. Based on its review and discussions with management, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Amended Form 10-K/A for the year ended December 31, 2013.

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

Summary Compensation Table — 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
David Pernock,	2013	454,769	—		2,344,412	—		2,799,181
Chief Executive Officer	2012	450,000	—		—	—		450,000
	2011	450,000	—		1,464,495	—		1,914,495

Gregory Weaver,	2013	96,923	—		393,788	40,000	(3)	530,711
Chief Financial Officer (2)

John Maslowski,	2013	188,000	—		61,566	—		249,566
Vice President of Scientific Affairs	2012	188,000	—		—	—		188,000
	2011	164,923	20,000		137,273	—		322,196

Laura Campbell,	2013	199,423	—		123,132	—		322,555
Vice President of Human Resources and Business Process

Karen Donhauser,	2013	148,846	—		61,566	—		210,412
Vice President of Quality

Declan Daly,	2013	226,154	—		—	229,141	(4)	455,295
Former Chief Financial Officer	2012	300,000	—		—	—		300,000
	2011	300,000	50,000	(5)	737,435	41,297	(6)	1,128,732

(1)                                 Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation in 2011, the following assumptions were made: (a) expected life (years) — 5.5 (for the options issued to Messrs. Pernock, Daly and Maslowski); (b) volatility — 61.70% (for the options issued to Mr. Maslowski and issued to Messrs. Pernock and Daly in January 2011); volatility — 61.57% (for the options issued to Messrs. Pernock and Daly in April 2011); (c) dividend yield — none; and (d) discount rate — 2.13% (for the options issued to Mr. Maslowski and issued to Messrs. Pernock and Daly in January 2011); discount rate — 2.48% (for the options issued to Messrs. Pernock and Daly in April 2011). For the purposes of making the option calculation in 2013, the following assumptions were made: (a) expected life (years) — 5.88 (for the options issued to Mr. Maslowski, Ms. Campbell and Ms. Donhauser issued in July 2013); expected life (years) — 5.75 (for the options issued to Mr. Pernock in July 2013); expected life (years) 6.25 (for the options issued to Mr. Weaver in August 2013); expected life (years) — 6.06 (for the options issued to Mr. Pernock in November 2013); (b) volatility — 73.00% (for the options issued to Mr. Pernock, Mr. Maslowski, Ms. Campbell and Ms. Donhauser issued in July 2013); volatility — 71.00% (for the options issued to Mr. Weaver in August 2013 and to Mr. Pernock in November 2013); (c) dividend yield — none; and (d) discount rate — 1.57% (for the options issued to Mr. Maslowski, Ms. Campbell and Ms. Donhauser issued in July 2013); discount rate — 1.53% (for the options issued to Mr. Pernock in July 2013); discount rate — 2.00% (for the options issued to Mr. Weaver in August 2013); discount rate — 1.73% (for the options issued to Mr. Pernock in November 2013).

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

Grants of Plan-Based Awards—2013

		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Options		Awards	Awards
Name	Date	(#)		($/ Sh)	($)
David Pernock	7/19/2013	175,000	(1)	5.49	610,202
	11/15/2013	800,000	(2)	3.40	1,734,210
Gregory Weaver	8/26/2013	125,000	(3)	4.86	393,788
John Maslowski	7/19/2013	17,500	(4)	5.49	61,566
Laura Campbell	7/19/2013	35,000	(5)	5.49	123,132
Karen Donhauser	7/19/2013	17,500	(4)	5.49	61,566
Declan Daly	—	—		—	—

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

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at December 31, 2013.

Outstanding Equity Awards At Fiscal Year-End—2013

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
David Pernock	—	800,000	(1)	3.40	11/15/2023
	43,750	131,250	(2)	5.49	7/19/2023
	60,000	—		20.50	4/8/2021
	84,000	—		15.50	1/14/2021
	66,000	—		27.00	2/1/2020
	18,000	—		18.75	9/30/2019

Gregory Weaver	—	125,000	(3)	4.86	8/26/2023

John Maslowski	4,375	13,125	(4)	5.49	7/19/2023
	13,600	—		15.50	1/14/2021
	4,000	—		18.75	10/6/2019

Laura Campbell	8,750	26,250	(5)	5.49	7/19/2023
	12,000	4,000	(6)	18.75	4/1/2021
	6,000	—		15.50	1/14/2021

Karen Donhauser	4,375	13,125	(4)	5.49	7/19/2023
	4,000	—		15.50	1/14/2021
	2,400	—		18.75	10/6/2019

Declan Daly	30,000	—		20.50	4/8/2021
	42,600	—		15.50	1/14/2021
	16,000	—		13.75	8/24/2020
	2,000	—		18.75	11/20/2019

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of the record date of April 22, 2014, the securities owned by each director, nominee, and named executive officer, as well as all persons we know to be beneficial owners of five percent or more of our common stock (reflecting the occurrence of a 1-for-25 reverse split of our common stock that occurred on April 30, 2013):

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

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2013 (reflecting the occurrence of a 1-for-25 reverse split of our common stock that occurred on April 30, 2013):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,878,720		$8.14	721,280
Equity compensation plans not approved by security holders	190,000	(1)	$5.86	—
Total	2,068,720		$7.93	721,280

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

Item 14. Principal Accountant Fees and Services

BDO USA, LLP (“BDO”) served as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2013. Aggregate fees for professional services rendered by BDO for the respective services for the fiscal years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Audit fee	$349,870	$164,340	$147,153
Audit-related fees	—	—	—
Tax fees	$27,080	$19,230	$21,608
All other fees	—	—	—
TOTAL	$376,950	$183,570	$168,761

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

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. There were no such fees in either fiscal 2011, 2012 or fiscal 2013.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in either fiscal 2011, 2012 or fiscal 2013.

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

Part IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1)  Financial Statements.

•                  Report of Independent Registered Public Accounting Firm

•                  Consolidated Balance Sheets (as Restated) as of December 31, 2013, 2012 and 2011

•                  Consolidated Statements of Operations (as Restated) for the years ended December 31, 2013, 2012 and 2011

•                  Consolidated Statements of Stockholders’ Equity (Deficit) (as Restated) for the years ended December 31, 2013, 2012 and 2011

•                  Consolidated Statements of Cash Flows (as Restated) for the years ended December 31, 2013, 2012 and 2011

•                  Notes to Consolidated Financial Statements (as Restated)

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

Date: June 2, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David Pernock	Chief Executive Officer and Chairman of the Board of Directors	June 2, 2014
David Pernock	(Principal Executive Officer)

/s/ Gregory Weaver	Chief Financial Officer	June 2, 2014
Gregory Weaver	(Principal Financial and Accounting Officer)

/s/ Kelvin Moore	Director	June 2, 2014
Kelvin Moore

/s/ Marc Mazur	Director	June 2, 2014
Marc Mazur

/s/ Julian Kirk	Director	June 2, 2014
Julian Kirk

/s/ Marcus Smith	Director	June 2, 2014
Marcus Smith

/s/ Christine St. Clare	Director	June 2, 2014
Christine St. Clare

/s/ Douglas J. Swirsky	Director	June 2, 2014
Douglas J. Swirsky

Fibrocell Science, Inc.

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fibrocell Science, Inc.

Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Fibrocell Science, Inc. as of December 31, 2013, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fibrocell Science, Inc. at December 31, 2013, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 3, the Company has restated the accompanying consolidated financial statements as of and for the years ended December 31, 2013, 2012, and 2011 to correct an error in the classification of and accounting for warrants.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fibrocell Science, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 , except for the effects of the material weakness described in the sixth paragraph of the report,  as to which the date is June 2, 2014, expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Philadelphia, PA

March 17, 2014 except for the effects of the matters described in Note 3, as to which is dated June 2, 2014

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fibrocell Science, Inc.

Exton, Pennsylvania

We have audited Fibrocell Science, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fibrocell Science, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated March 17, 2014, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2013. Subsequent to March 17, 2014, management of Fibrocell Science, Inc. identified a material misstatement in the Company’s annual consolidated financial statements for 2013, 2012, and 2011, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of Fibrocell Science Inc.’s internal control over financial reporting as of December 31, 2013 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness occurred regarding management’s failure to design and maintain controls related to the initial classification and subsequent accounting of warrants as liability or equity instruments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audits of the 2013, 2012, and 2011 financial statements (as restated).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fibrocell Science, Inc. as of December 31, 2013, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended and our report dated March 17, 2014, except as to Note 3, which is dated June 2, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Philadelphia, PA

Date of original audit report March 17, 2014, except as to the effect of the material weakness, which is dated June 2, 2014

F3

Fibrocell Science, Inc.

Consolidated Balance Sheets

($ in thousands, except per share data)

	December 31,	December 31,	December 31,
	2013	2012	2011
	(Restated)	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$60,033	$31,346	$10,799
Accounts receivable, net of allowance for doubtful accounts of $5, $25, and $0, respectively	28	62	27
Inventory	597	477	—
Prepaid expenses and other current assets	1,202	1,271	1,175
Current assets of discontinued operations	—	—	498
Total current assets	61,860	33,156	12,499
Property and equipment, net	1,701	1,658	1,434
Intangible assets, net of accumulated amortization of $1,102, $551, and $0, respectively	5,238	5,789	6,341
Other assets	215	—	—
Total assets	$69,014	$40,603	$20,274

Liabilities and Stockholders’ Equity
Current liabilities:
Current Debt	$—	$—	$6,731
Accounts payable	2,958	921	1,887
Accrued expenses	487	494	918
Deferred revenue	148	139	56
Current liabilities of discontinued operations	—	—	20
Total current liabilities	3,593	1,554	9,612
Deferred tax liability	—	—	2,500
Warrant liability	15,216	14,515	23,754
Derivative liability	—	—	534
Other long term liabilities	539	344	142
Total liabilities	19,348	16,413	36,542

Commitments:

Preferred stock series A, $0.001 par value; 0, 9,000 and 9,000 shares authorized, respectively; 0, 3,250 and 3,250 shares issued, respectively; no shares outstanding	—	—	—
Preferred stock series B, $0.001 par value; 0, 9,000 and 9,000 shares authorized respectively; 0, 4,640 and 4,640 shares issued respectively; no shares outstanding	—	—	—
Preferred stock series B, $0.001 par value; subscription receivable	—	—	—
Preferred stock series D, $0.001 par value; 0, 8,000 and 8,000 shares authorized; 0, 7,779 and 7,779 shares issued, respectively; 0, 0 and 3,641 shares outstanding, respectively	—	—	—
Preferred stock series E, $0.001 par value; 0, 12,000 and 0 shares authorized, respectively; 0, 9,141 and 0 shares issued, respectively; no shares outstanding	—	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $0.001 par value; 100,000,000, 1,100,000,000 and 1,100,000,000 shares authorized, respectively; 39,832,225, 26,229,909, and 3,827,132 shares issued and outstanding, respectively	40	26	4
Common stock subscription receivable	—	(2,004)	(550)
Additional paid-in capital	136,694	81,682	27,081
Accumulated deficit	(87,068)	(55,514)	(43,271)
Total stockholders’ equity (deficit)	49,666	24,190	(16,736)
Noncontrolling interest	—	—	468
Total stockholders’ equity (deficit) and noncontrolling interest	49,666	24,190	(16,268)
Total liabilities and stockholders’ equity	$69,014	$40,603	$20,274

The accompanying notes are an integral part of these consolidated financial statements.

F4

Fibrocell Science, Inc.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	(Restated)	(Restated)	(Restated)

Revenue from product sales	$200	$153	$—
Cost of sales	8,052	8,355	13
Gross loss	(7,852)	(8,202)	(13)
Selling, general and administrative expenses	10,073	12,167	12,795
Research and development expenses	12,578	9,021	7,171
Operating loss	(30,503)	(29,390)	(19,979)
Other income (expense):
Warrant revaluation and other finance income (expense)	(1,053)	20,404	2,562
Derivative revaluation expense	—	(23)	(5,452)
Interest income (expense)	2	(1,017)	(1,062)
Loss on extinguishment of debt	—	(5,617)	—
Loss from continuing operations before income taxes	(31,554)	(15,643)	(23,931)
Deferred tax benefit	—	2,500	—
Loss from continuing operations	(31,554)	(13,143)	(23,931)
Loss from discontinued operations, net of tax	—	(11)	(94)
Gain on sale of discontinued operations, net of tax	—	467	—
Net loss	(31,554)	(12,687)	(24,025)
Net loss attributable to non-controlling interest	—	(24)	(18)
Net loss attributable to Fibrocell Science, Inc. common stockholders	$(31,554)	$(12,711)	$(24,043)

Per Share Information:
Loss from continuing operations - basic	$(1.06)	$(1.47)	$(10.91)
Loss from discontinued operations, net of tax - basic	—	—	(0.04)
Gain on sale of discontinued operations, net of tax - basic	—	0.05	—
Net loss attributable to non-controlling interest, basic	—	—	(0.01)
Net loss per common share - basic	$(1.06)	$(1.42)	$(10.96)

Loss from continuing operations - diluted	$(1.12)	$(2.65)	$(10.99)
Loss from discontinued operations, net of tax - diluted	—	—	(0.04)
Gain on sale of discontinued operations, net of tax - diluted	—	0.05	—
Net loss attributable to non-controlling interest, diluted	—	—	(0.01)
Net loss per common share - diluted	$(1.12)	$(2.60)	$(11.04)

Weighted average number of common shares outstanding
— Basic	29,830,207	8,965,098	2,194,301
— Diluted	30,196,215	9,147,060	2,240,974

F5

Fibrocell Science, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

($ in thousands)

	Common Stock		Subscription	Additional paid-in	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	receivable	capital	deficit	interest	(Deficit)
Balance, December 31, 2010 (Restated)	815,021	$1	$—	$(940)	$(19,228)	$450	$(19,717)
Proceeds from equity financing, net	1,732,734	2	(550)	22,716	—	—	22,168
Fair value of warrants issued with financing	—	—	—	(9,264)	—	—	(9,264)
Preferred stock series A, B and D converted	933,120	1	—	8,493	—	—	8,494
Stock-based compensation expense	—	—	—	2,900	—	—	2,900
Stock options exercised	9,846	—	—	—	—	—	—
Exercise of warrants	336,411	—	—	3,176	—	—	3,176
Net loss	—	—	—	—	(24,043)	18	(24,025)
Balance, December 31, 2011 (Restated)	3,827,132	$4	$(550)	$27,081	$(43,271)	$468	$(16,268)
Proceeds from equity financing, net	18,203,000	18	(2,004)	42,171	—	—	40,185
Fair value of warrants issued with financing	—	—	—	1,098	—	—	1,098
Preferred stock series D and E converted	2,021,120	2	—	1,348	—	—	1,350
Conversion of note payable	898,641	1	—	2,384	—	—	2,385
Issuance of common stock	1,317,520	1	—	6,916	—	—	6,917
Cancellation of certificate	(40,000)	—	550	(550)	—	—	—
Stock-based compensation expense	—	—	—	1,224	—	—	1,224
Exercise of warrants	2,496	—	—	10	—	—	10
Net loss	—	—	—	—	(12,243)	(468)	(12,711)
Balance, December 31, 2012 (Restated)	26,229,909	$26	$(2,004)	$81,682	$(55,514)	$—	$24,190
Proceeds from equity financing, net	12,311,698	12	—	47,106	—	—	47,118
Subscription received	—	—	2,004	—	—	—	2,004
Issuance of common stock	1,243,781	2	—	6,404	—	—	6,406
Exercise of warrants	46,837	—	—	352	—	—	352
Stock-based compensation expense	—	—	—	1,150	—	—	1,150
Net loss	—	—	—	—	(31,554)	—	(31,554)
Balance, December 31, 2013 (Restated)	39,832,225	$40	$—	$136,694	$(87,068)	$—	$49,666

The accompanying notes are an integral part of these consolidated financial statements.

F6

Fibrocell Science, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year ended December 31, 2013 (Restated)	Year ended December 31, 2012 (Restated)	Year ended December 31, 2011 (Restated)
Cash flows from operating activities:
Net loss	$(31,554)	$(12,687)	$(24,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	5,617	—
Gain on sale of Agera	—	(467)	—
Stock issued for exclusive channel collaboration agreement	6,406	6,917	—
Stock-based compensation expense	1,150	1,224	2,900
Warrant revaluation and other finance (income) expense	1,053	(20,404)	(2,562)
Derivative revaluation expense	—	23	5,452
Deferred tax benefit	—	(2,500)	—
Loss on disposal of property and equipment	5	—	—
Depreciation and amortization	863	821	158
Provision for doubtful accounts	(20)	25	18
Provision for excessive and/or obsolete inventory	—	—	(46)
Amortization of debt issuance costs	—	146	—
Change in operating assets and liabilities:
Accounts receivable	54	(60)	(4)
Other receivables	—	—	(1)
Inventory	(120)	(477)	38
Prepaid expenses	69	(196)	(437)
Other assets	(215)	—	—
Accounts payable	2,037	(966)	803
Accrued expenses and other liabilities	188	407	816
Deferred revenue	9	83	55
Miscellaneous other	—	(81)	(2)
Net cash used in operating activities	(20,075)	(22,575)	(16,837)
Cash flows from investing activities:
Purchase of property and equipment	(360)	(493)	(1,570)
Proceeds from the sale of Agera	—	1,002	—
Net cash (used in) provided by investing activities	(360)	509	(1,570)
Cash flows from financing activities:
Debt issuance costs	—	(46)	(100)
Net proceeds from preferred stock	—	7,864	5,836
Proceeds from the exercise of warrants	—	—	2,419
Net proceeds from common stock	47,118	40,185	22,168
Subscription received	2,004	—	—
Payments on insurance loan	—	(97)	(81)
Principal payments on note payable	—	(4,823)	(1,283)
Dividends paid on preferred stock	—	(470)	(623)
Net cash provided by financing activities	49,122	42,613	28,336
Effect of exchange rate changes on cash balances	—	—	3
Net increase in cash and cash equivalents	28,687	20,547	9,931
Cash and cash equivalents, beginning of period	31,346	10,799	868
Cash and cash equivalents, end of period	$60,033	$31,346	$10,799

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

The Company previously marketed a skin care line with broad application in core target markets through its consolidated subsidiary, Agera Laboratories, Inc. (“Agera”), which was sold on August 31, 2012.  The Company had owned 57% of the outstanding shares of Agera.  As a result of the sale of Agera, the Company operates in one segment and Agera is classified as discontinued operations.  Please refer to Note 17 for more details.

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

Note 3. Restatement of Consolidated Financial Statements

On May 6, 2014, the Company’s management, with consultation from the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), concluded that, because of a misapplication of the accounting guidance related to certain of the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2011 through December 31, 2013 (collectively, the “Affected Periods”) should no longer be relied upon.  As such, the Company anticipates restating its financial statements for the following periods: (i) the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011, (ii) all quarterly periods of 2013 and 2012 and (iii) the quarterly period ending September 30, 2011.  However, these restatements result in non-cash, non-operating expense corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows, or net operating loss carryforward. The impact of such restatements on the first two quarters of 2011 and earlier was immaterial. The Company’s December 31, 2010 opening balances were adjusted to reflect the cumulative impact of these restatements as a decrease in additional paid-in capital of $3.4 million and an increase in accumulated deficit of $1.2 million, for a total change to stockholders’ deficit of $4.6 million.

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

F8

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

The impact of the restatement on the condensed consolidated balance sheet, statement of operations and statement of cash flows for the Restated Periods is presented below, (audited or unaudited as noted).  The restatement had no impact on net cash flows from operating, investing or financing activities as the adjustments resulting from the non-cash change in the fair value of the warrant liability for each period and the statements of operations only impacted net income (loss) from continuing operations.  In addition to the restatement noted above, the consolidated statements of operations and the consolidated balance sheets have also been retroactively adjusted to give effect to the Company’s April 2013 reverse stock split.

F9

Impact of the Restatement - 2013

($ in thousands except per share amounts)

	Year Ended December 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation and other finance income (expense)	$(134)	$(919)	$(1,053)
Loss from continuing operations before income taxes	(30,635)	(919)	(31,554)
Loss from continuing operations	(30,635)	(919)	(31,554)
Net loss	(30,635)	(919)	(31,554)
Loss from continuing operations per share, basic	$(1.03)	$(0.03)	$(1.06)
Loss from continuing operations per share, diluted	$(1.03)	$(0.09)	$(1.12)
Net loss per share, basic	$(1.03)	$(0.03)	$(1.06)
Net loss per share, diluted	$(1.03)	$(0.09)	$(1.12)

	As of December 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Warrant liability	$210	$15,006	$15,216
Total liabilities	4,342	15,006	19,348
Additional paid-in capital	167,342	(30,648)	136,694
Accumulated deficit	(102,710)	15,642	(87,068)
Total stockholders’ equity	64,672	(15,006)	49,666

	Year Ended December 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data:
Net loss	$(30,635)	$(919)	$(31,554)
Increase in fair value of warrants	134	919	1,053

	Three Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$188	$6,332	$6,520
Loss from continuing operations before income taxes	(12,933)	6,332	(6,601)
Loss from continuing operations	(12,933)	6,332	(6,601)
Net loss	(12,937)	6,332	(6,605)
Loss from continuing operations per share, basic	$(0.48)	$0.24	$(0.24)
Loss from continuing operations per share, diluted	$(0.48)	$0.17	$(0.31)
Net loss per share, basic	$(0.48)	$0.24	$(0.24)
Net loss per share, diluted	$(0.48)	$0.17	$(0.31)

F10

	Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$(129)	$(831)	$(960)
Loss from continuing operations before income taxes	(24,968)	(831)	(25,799)
Loss from continuing operations	(24,968)	(831)	(25,799)
Net loss	(24,981)	(831)	(25,812)
Loss from continuing operations per share, basic	$(0.94)	$(0.03)	$(0.97)
Loss from continuing operations per share, diluted	$(0.94)	$(0.10)	$(1.04)
Net loss per share, basic	$(0.94)	$(0.03)	$(0.97)
Net loss per share, diluted	$(0.94)	$(0.10)	$(1.04)

	As of September 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data (unaudited)::
Warrant liability	$205	$14,919	$15,124
Total liabilities	3,317	14,919	18,236
Additional paid-in capital	120,014	(30,649)	89,635
Accumulated deficit	(97,056)	15,730	(81,326)
Total stockholders’ equity	22,986	(14,919)	8,067

	Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(24,981)	$(831)	$(25,812)
Decrease in fair value of warrants	129	831	960

	Three Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$(375)	$(8,443)	$(8,818)
Loss from continuing operations before income taxes	(6,189)	(8,443)	(14,632)
Loss from continuing operations	(6,189)	(8,443)	(14,632)
Net loss	(6,194)	(8,443)	(14,637)
Loss from continuing operations per share, basic	$(0.46)	$(0.17)	$(0.63)
Loss from continuing operations per share, diluted	$(0.46)	$(0.17)	$(0.63)
Net loss per share, basic	$(0.46)	$(0.17)	$(0.63)
Net loss per share, diluted	$(0.46)	$(0.17)	$(0.63)

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$(317)	$(7,163)	$(7,480)
Loss from continuing operations before income taxes	(12,035)	(7,163)	(19,198)
Loss from continuing operations	(12,044)	(7,163)	(19,207)
Net loss	(12,044)	(7,163)	(19,207)
Loss from continuing operations per share, basic	$(0.24)	$(0.49)	$(0.73)
Loss from continuing operations per share, diluted	$(0.24)	$(0.50)	$(0.74)
Net loss per share, basic	$(0.24)	$(0.49)	$(0.73)
Net loss per share, diluted	$(0.24)	$(0.50)	$(0.74)

F11

	As of June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data (unaudited):
Warrant liability	$653	$21,324	$21,977
Total liabilities	2,812	21,324	24,136
Additional paid-in capital	112,631	(30,721)	81,910
Accumulated deficit	(84,119)	9,398	(74,721)
Total stockholders’ equity	26,538	(21,324)	5,214

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(12,044)	$(7,163)	$(19,207)
Decrease in fair value of warrants	317	7,163	7,480

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$58	$1,280	$1,338
Loss from continuing operations before income taxes	(5,846)	1,280	(4,566)
Loss from continuing operations	(5,846)	1,280	(4,566)
Net loss	(5,850)	1,280	(4,570)
Loss from continuing operations per share, basic	$(0.22)	$0.05	$(0.17)
Loss from continuing operations per share, diluted	$(0.22)	$0.04	$(0.18)
Net loss per share, basic	$(0.22)	$0.05	$(0.17)
Net loss per share, diluted	$(0.22)	$0.04	$(0.18)

	As of March 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data (unaudited):
Warrant liability	$316	$12,862	$13,178
Total liabilities	2,462	12,862	15,324
Additional paid-in capital	112,557	(30,703)	81,854
Accumulated deficit	(77,925)	17,841	(60,084)
Total stockholders’ equity	32,654	(12,862)	19,792

F12

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(5,850)	$1,280	$(4,570)
Decrease in fair value of warrants	(58)	(1,280)	(1,338)

Impact of the Restatement - 2012

($ in thousands except per share amounts)

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation and other finance income (expense)	$8,725	$11,679	$20,404
Loss on extinguishment of debt	(4,421)	(1,196)	(5,617)
Loss from continuing operations before income taxes	(26,126)	10,483	(15,643)
Loss from continuing operations	(23,626)	10,483	(13,143)
Net loss	(23,170)	10,483	(12,687)
Loss from continuing operations per share, basic	$(2.59)	$1.17	$(1.42)
Loss from continuing operations per share, diluted	$(2.59)	$(0.01)	$(2.60)
Net loss per share, basic	$(2.59)	$1.17	$(1.42)
Net loss per share, diluted	$(2.59)	$(0.01)	$(2.60)

	As of December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Warrant liability	$374	$14,141	$14,515
Total liabilities	2,272	14,141	16,413
Additional paid-in capital	112,384	(30,702)	81,682
Accumulated deficit	(72,075)	16,561	(55,514)
Total stockholders’ equity	38,331	(14,141)	24,190

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data:
Net loss	$(23,194)	$10,507	$(12,687)
Loss on extinguishment of debt	4,421	1,196	5,617
Decrease in fair value of warrants	(8,725)	(11,679)	(20,404)

F13

	Three Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$14,545	$(2,819)	$11,726
Loss from continuing operations before income taxes	10,989	(2,819)	8,170
Loss from continuing operations	10,989	(2,819)	8,170
Net loss	11,437	(2,819)	8,618
Loss from continuing operations per share, basic	$—	$2.18	$2.18
Loss from continuing operations per share, diluted	$—	$1.35	$1.35
Net loss per share, basic	$3.00	$(0.82)	$2.18
Net loss per share, diluted	$(1.25)	$2.60	$1.35

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$17,192	$2,276	$19,468
Loss on extinguishment of debt	(4,421)	290	(4,131)
Loss from continuing operations before income taxes	(4,581)	2,567	(2,014)
Loss from continuing operations	(2,081)	2,567	486
Net loss	(1,639)	2,567	928
Loss from continuing operations per share, basic	$—	$0.23	$0.23
Loss from continuing operations per share, diluted	$—	$(1.99)	$(1.99)
Net loss per share, basic	$(1.00)	$1.23	$0.23
Net loss per share, diluted	$(1.00)	$(0.99)	$(1.99)

	As of September 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data (unaudited):
Warrant liability	$6,973	$7,002	$13,975
Total liabilities	14,787	7,002	21,789
Additional paid-in capital	44,991	(15,647)	29,344
Accumulated deficit	(50,520)	8,645	(41,875)
Total stockholders’ equity	(6,075)	(7,002)	(13,077)

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(1,639)	$2,567	$928
Loss on extinguishment of debt	4,421	(290)	4,131
Decrease in fair value of warrants	(17,192)	(2,276)	(19,468)

F14

	Three Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$3,148	$(2,285)	$863
Loss on extinguishment of debt	(4,421)	290	(4,131)
Loss from continuing operations before income taxes	(9,115)	(1,995)	(11,110)
Loss from continuing operations	(9,060)	(2,050)	(11,110)
Net loss	(9,059)	(2,050)	(11,109)
Loss from continuing operations per share, basic	$(2.35)	$(0.52)	$(2.87)
Loss from continuing operations per share, diluted	$(2.35)	$(3.00)	$(5.35)
Net loss per share, basic	$(2.35)	$(0.52)	$(2.87)
Net loss per share, diluted	$(2.35)	$(3.00)	$(5.35)

	Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$2,647	$5,095	$7,742
Loss on extinguishment of debt	(4,421)	290	(4,131)
Loss from continuing operations before income taxes	(15,570)	5,386	(10,184)
Loss from continuing operations	(13,072)	5,386	(7,684)
Net loss	(13,076)	5,386	(7,690)
Loss from continuing operations per share, basic	$(3.39)	$1.39	$(2.00)
Loss from continuing operations per share, diluted	$(3.39)	$(1.25)	$(4.64)
Net loss per share, basic	$(3.39)	$1.39	$(2.00)
Net loss per share, diluted	$(3.39)	$(1.25)	$(4.64)

	As of June 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data (unaudited):
Warrant liability	$20,839	$4,497	$25,336
Total liabilities	29,860	4,497	34,357
Additional paid-in capital	44,513	(15,961)	28,552
Accumulated deficit	(61,956)	11,464	(50,492)
Total stockholders’ equity	(17,989)	(4,497)	(22,486)

	Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(13,076)	$5,386	$(7,690)
Loss on extinguishment of debt	4,421	(290)	4,131
Decrease in fair value of warrants	(2,647)	(5,095)	(7,742)

F15

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$(501)	$7,381	$6,880
Loss from continuing operations before income taxes	(6,455)	7,381	926
Loss from continuing operations	(3,955)	7,381	3,426
Net loss	(3,962)	7,381	3,419
Loss from continuing operations per share, basic	$(1.04)	$1.93	$0.89
Loss from continuing operations per share, diluted	$(1.04)	$1.87	$0.83
Net loss per share, basic	$(1.04)	$1.93	$0.89
Net loss per share, diluted	$(1.04)	$1.87	$0.83

	As of March 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data (unaudited):
Warrant liability	$13,588	$3,287	$16,875
Total liabilities	23,048	3,287	26,335
Additional paid-in capital	44,164	(16,745)	27,419
Accumulated deficit	(53,322)	13,459	(39,863)
Total stockholders’ equity	(9,704)	(3,287)	(12,991)
Total deficit and noncontrolling interest	(9,224)	(3,287)	(12,511)

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(3,962)	$7,381	$3,419
Increase/(decrease) in fair value of warrants	501	(7,381)	(6,880)

Impact of the Restatement - 2011

($ in thousands except per share amounts)

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Warrant revaluation and other finance income (expense)	$(4,763)	$7,325	$2,562
Loss from continuing operations before income taxes	(31,256)	7,325	(23,931)
Loss from continuing operations	(31,256)	7,325	(23,931)
Net loss	(31,350)	7,325	(24,025)
Loss from continuing operations per share, basic	$(0.57)	$(10.39)	$(10.96)
Loss from continuing operations per share, diluted	$(0.57)	$(10.47)	$(11.04)
Net loss per share, basic	$(0.57)	$(10.39)	$(10.96)
Net loss per share, diluted	$(0.57)	$(10.47)	$(11.04)

	As of December 31, 2011
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data:
Warrant liability	$13,087	$10,667	$23,754
Total liabilities	25,875	10,667	36,542
Common stock	96	(92)	4
Additional paid-in capital	43,735	(16,654)	27,081
Accumulated deficit	(49,349)	6,078	(43,271)
Total stockholders’ equity	(6,069)	(10,667)	(16,736)
Total deficit and noncontrolling interest	(5,601)	(10,667)	(16,268)

F16

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data:
Net loss	$(31,349)	$7,324	$(24,025)
Increase/(decrease) in fair value of warrants	4,762	(7,324)	(2,562)
Foreign exchange gain on substantial liquidation of foreign entity	(2)	2	—
Increase in miscellaneous other	—	(2)	(2)

	Three Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$10,622	$1,152	$11,774
Loss from continuing operations before income taxes	6,960	1,152	8,112
Loss from continuing operations	6,960	1,152	8,112
Net loss	6,911	1,152	8,063
Loss from continuing operations per share, basic	$0.10	$2.08	$2.18
Loss from continuing operations per share, diluted	$(0.09)	$1.68	$1.59
Net loss per share, basic	$0.10	$2.08	$2.18
Net loss per share, diluted	$(0.09)	$1.68	$1.59

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations Data (unaudited):
Warrant revaluation and other finance income (expense)	$815	$1,668	$2,483
Loss from continuing operations before income taxes	(20,245)	1,668	(18,577)
Loss from continuing operations	(20,245)	1,668	(18,577)
Net loss	(20,253)	1,668	(18,585)
Loss from continuing operations per share, basic	$(0.40)	$(9.90)	$(10.30)
Loss from continuing operations per share, diluted	$(0.40)	$(9.90)	$(10.30)
Net loss per share, basic	$(0.40)	$(9.90)	$(10.30)
Net loss per share, diluted	$(0.40)	$(9.90)	$(10.30)

	As of September 30, 2011
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet Data (unaudited):
Warrant liability	$7,510	$16,323	$23,833
Total liabilities	20,142	16,323	36,466
Additional paid-in capital	43,513	(16,746)	26,767
Accumulated deficit	(38,316)	422	(37,894)
Total stockholders’ equity	3,162	(16,323)	(13,161)
Total deficit and noncontrolling interest	3,693	(16,323)	(12,630)

F17

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(20,253)	$1,668	$(18,585)
Decrease in fair value of warrants	(815)	(1,668)	(2,483)

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

F18

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

F19

months.  The Company accrues the costs of services rendered in connection with third party contractor activities based on its estimate of management fees, site management and monitoring costs and data management costs.  Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.

Warrant Liability

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) if the stock warrants contain “down-round protection” or other terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative.  Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement and those which include “down-round provisions” are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash.  The Company will continue to classify the fair value of the warrants that contain “down-round protection” and “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.  For additional discussion on warrants, see Note 8.

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

F20

(NOLs) carryover.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the consolidated statements of operations.  No such charges have been incurred by the Company.  For each of the years ended December 31, 2013, 2012 and 2011, the Company had no uncertain tax positions.

At December 31, 2013, December 31, 2012 and December 31, 2011, the Company has provided a full valuation allowance for the net deferred tax assets, the large majority of which relates to the future benefit of loss carryovers.  In addition, as a result of fresh-start accounting, the Company may be limited by section 382 of the Internal Revenue Service Code.  The tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The deferred tax liability at December 31, 2011, relates to the intangible assets recognized upon fresh-start accounting.

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

	For the Twelve Months Ended December 31, (Restated)
($ in thousands except share and per share data)	2013	2012	2011
Loss per share — Basic:
Numerator for basic loss per share	$(31,554)	$(12,711)	$(24,043)
Denominator for basic loss per share	29,830,207	8,965,098	2,194,301
Basic loss per common share	$(1.06)	$(1.42)	$(10.96)

Loss per share — Diluted:
Numerator for basic loss per share	$(31,554)	$(12,711)	$(24,043)
Adjust: Fair value of dilutive warrants outstanding	—	11,091	—
Plus: Interest expense, net of tax, on convertible notes	2,267	—	687
Numerator for diluted loss per share	$(33,821)	$(23,802)	$(24,730)

Denominator for basic loss per share	29,830,207	8,965,098	2,194,301
Plus: Incremental shares underlying “in the money” warrants outstanding	366,008	181,962	46,673
Denominator for diluted loss per share	30,196,215	9,147,060	2,240,974
Diluted loss per common share	$(1.12)	$(2.60)	$(11.04)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

F21

	For the Twelve Months Ended December 31, (Restated)
	2013	2012	2011
Shares underlying “out of the money” options outstanding	2,068,720	562,025	544,340
Shares underlying “out of the money” warrants outstanding	4,831,352	4,845,352	1,965,424
Shares underlying “in the money” warrants outstanding	1,320	1,320	180,370
Shares underlying convertible preferred stock	—	—	291,280

	For the Nine Months Ended September 30, (Restated)
($ in thousands except share and per share data) (unaudited)	2013	2012	2011
Loss per share — Basic:
Numerator for basic loss per share	$(25,812)	$913	$(21,094)
Denominator for basic loss per share	26,543,099	3,887,530	2,048,779
Basic loss per common share	$(0.97)	$0.23	$(10.30)

Loss per share — Diluted:
Numerator for basic loss per share	$(25,812)	$913	$(21,094)
Adjust: Fair value of dilutive warrants outstanding	2,202	10,575	—
Plus: Interest expense, net of tax, on convertible notes	—	—	47
Numerator for diluted loss per share	$(28,014)	$(9,662)	$21,141

Denominator for basic loss per share	26,543,099	3,887,530	2,048,779
Plus: Incremental shares underlying preferred stock conversions	—	730,800	—
Plus: Incremental shares underlying “in the money” warrants outstanding	—	59,333	4,070
Plus: Incremental shares underlying convertible notes	353,169	184,587	—
Denominator for diluted loss per share	26,896,268	4,862,249	2,052,849
Diluted loss per common share	$(1.04)	$(1.99)	$(10.30)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	For the Nine Months Ended September 30, (Restated)
(unaudited)	2013	2012	2011
Shares underlying “out of the money” options outstanding	1,269,320	546,490	546,200
Shares underlying “out of the money” warrants outstanding	4,831,352	5,466,470	585,841
Shares underlying “in the money” warrants outstanding	—	—	1,313,025
Shares underlying convertible preferred stock	—	—	307,280
Shares underlying convertible notes	—	553,760	—

	For the Six Months Ended June 30, (Restated)
($ in thousands except share and per share data) (unaudited)	2013	2012
Loss per share — Basic:
Numerator for basic loss per share	$(19,207)	$(7,701)
Denominator for basic loss per share	26,230,358	3,852,297
Basic loss per common share	$(0.73)	$(2.00)

Loss per share — Diluted:
Numerator for basic loss per share	$(19,207)	$(7,701)
Adjust: Fair value of dilutive warrants outstanding	315	10,575
Numerator for diluted loss per share	$(19,522)	$(18,276)

Denominator for basic loss per share	26,230,358	3,852,297
Plus: Incremental shares underlying “in the money” warrants outstanding	207,459	88,999
Denominator for diluted loss per share	26,437,817	3,941,296
Diluted loss per common share	$(0.74)	$(4.64)

F22

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	For the Six Months Ended June 30, (Restated)
(unaudited)	2013	2012
Shares underlying “out of the money” options outstanding	744,007	563,390
Shares underlying “out of the money” warrants outstanding	4,831,352	2,670,275
Shares underlying “in the money” warrants outstanding	1,320	—
Shares underlying convertible preferred stock	—	1,792,320
Shares underlying convertible notes	—	569,447

	For the Three Months Ended, (Restated)
($ in thousands except share and per share data) (unaudited)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Income (loss) per share — Basic:
Numerator for basic income (loss) per share	$(4,570)	$(14,637)	$(6,605)	$(5,741)
Denominator for basic income (loss) per share	29,229,909	23,260,802	27,158,394	39,584,342
Basic income (loss) per common share	$(0.17)	$(0.63)	$(0.24)	$(0.15)

Income (loss) per share — Diluted:
Numerator for basic income (loss) per share	$(4,570)	$(14,637)	$(6,605)	$(5,741)
Adjust: Fair value of dilutive warrants outstanding	315	—	1,887	68
Numerator for diluted income (loss) per share	$(4,885)	$(14,637)	$(8,492)	$(5,809)

Denominator for basic income (loss) per share	26,229,909	23,260,802	27,158,394	39,584,342
Plus: Incremental shares underlying “in the money” warrants outstanding	415,345	—	644,163	400,393

Denominator for diluted income (loss) per share	26,645,254	23,260,802	27,802,557	39,984,735
Diluted income (loss) per common share	$(0.18)	$(0.63)	$(0.31)	$(0.15)

F23

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	For the Three Months Ended, (Restated)
(unaudited)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Shares underlying “out of the money” options outstanding	592,340	744,007	1,269,320	2,068,720
Shares underlying “out of the money” warrants outstanding	4,845,352	4,831,352	4,831,352	4,831,352
Shares underlying “in the money” warrants outstanding	—	1,276,698	—	60,000

	For the Three Months Ended, (Restated)
($ in thousands except share and per share data) (unaudited)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Income (loss) per share — Basic:
Numerator for basic income (loss) per share	$3,408	$(11,109)	$8,614	$(13,624)
Denominator for basic income (loss) per share	3,832,669	3,871,925	3,957,231	24,087,417
Basic income (loss) per common share	$0.89	$(2.87)	$2.18	$(0.57)

Income (loss) per share — Diluted:
Numerator for basic income (loss) per share	$3,408	$(11,109)	$8,614	$(13,624)
Adjust: Fair value of dilutive warrants outstanding	—	10,575	—	516
Plus: Interest expense, net of tax, on convertible notes	—	—	(70)	—
Numerator for diluted income (loss) per share	$3,408	$(21,684)	$8,684	$(14,140)

Denominator for basic income (loss) per share	3,832,669	3,871,925	3,957,231	24,087,417
Plus: Incremental shares underlying “in the money” warrants outstanding	—	177,998	—	549,850
Plus: Preferred stock conversions	275,280	—	1,917,120	—
Plus: Convertible notes	—	—	553,760	—

Denominator for diluted income (loss) per share	4,107,949	4,049,923	6,428,111	24,637,267
Diluted income (loss) per common share	$0.83	$(5.35)	$1.35	$(0.57)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

F24

	For the Three Months Ended, (Restated)
(unaudited)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Shares underlying “out of the money” options outstanding	564,555	563,390	546,490	562,025
Shares underlying “out of the money” warrants outstanding	1,965,424	2,670,275	5,466,470	4,845,352
Shares underlying “in the money” warrants outstanding	—	—	—	41,120
Shares underlying convertible preferred stock	—	1,792,320	—	—
Shares underlying convertible notes	—	569,447	—	—

	For the Three Months Ended (Restated)
($ in thousands except share and per share data) (unaudited)	September 30, 2011	December 31, 2011
Income (loss) per share — Basic:
Numerator for basic income (loss) per share	$6,090	$(2,949)
Denominator for basic income (loss) per share	2,794,544	3,821,165
Basic income (loss) per common share	$2.18	$(0.77)

Income (loss) per share — Diluted:
Numerator for basic income (loss) per share	$6,090	$(2,949)
Adjust: Fair value of dilutive warrants outstanding	750	—
Numerator for diluted income (loss) per share	$5,340	$(2,949)

Denominator for basic income (loss) per share	2,794,544	3,821,165
Plus: Incremental shares underlying “in the money” warrants outstanding	249,390	—
Plus: Preferred stock conversions	307,280	—

Denominator for diluted income (loss) per share	3,351,214	3,821,165
Diluted income (loss) per common share	$1.59	$(0.77)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	For the Three Months Ended (Restated)
(unaudited)	September 30, 2011	December 31, 2011
Shares underlying “out of the money” options outstanding	546,200	544,340
Shares underlying “out of the money” warrants outstanding	585,841	1,965,424
Shares underlying convertible preferred stock	—	291,280

F25

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

Note 5. Inventory

Inventories consisted of the following as of:

	December 31,	December 31,
($ in thousands)	2013	2012
Raw materials	$511	$326
Work-in-process	86	151
Inventory	$597	$477

There was no inventory value at December 31, 2011 as the product was still in the development stage and all costs were attributable to research and development.

Note 6. Property and Equipment

Property and equipment consisted of the following as of:

($ in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Laboratory equipment	$1,045	$800	$402
Computer equipment and software	179	178	137
Furniture and fixtures	15	15	—
Leasehold improvements	448	338	299
Construction-in-process	749	761	762
	2,436	2,092	1,600
Less: Accumulated depreciation	(735)	(434)	(166)
Property and equipment, net	$1,701	$1,658	$1,434

Depreciation expense was approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7. Accrued Expenses

Accrued expenses consisted of the following as of:

	December 31,	December 31,	December 31,
($ in thousands)	2013	2012	2011
Accrued professional fees	$194	$58	$702
Accrued compensation	40	48	—
Dividend on preferred stock payable	—	—	56
Accrued other	253	388	160
Accrued expenses	$487	$494	$918

F26

Note 8. Warrants

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

The following table summarizes outstanding liability classified warrants to purchase common stock as of:

December 31, 2013	Number of Warrants	Exercise Price	Expiration Dates
Issued in March 2010 financing	393,416	$6.25	Mar 2016
Issued in Series A, B and D Preferred Stock offering	2,247,118	$6.25	Oct 2015-Dec 2016
Issued in Series B, D and E Preferred Stock offerings	76,120	$2.50	Nov 2015-Sept 2017
Issued in June 2011 financing	6,113	$22.50	Jun 2016
Issued in August 2011 financing	565,759	$18.75	Aug 2016
Issued to placement agents in August 2011 financing	50,123	$13.635	Aug 2016
Issued in Series E Preferred Stock offering	1,568,823	$7.50	Sept 2018
Issued with Convertible Notes	1,125,578	$2.50	Jun 2018
Total	6,033,050

There were 85,000 warrants exercised on a cashless basis for the year ended December 31, 2013, which resulted in the issuance of 46,837 shares of common stock for the year ended December 31, 2013.

December 31, 2012	Number of Warrants	Exercise Price	Expiration Dates
Issued in March 2010 financing	393,416	$6.25	Mar 2016
Issued in Series A, B and D Preferred Stock offerings	2,247,118	$6.25	Oct 2015-Dec 2016
Issued in Series B, D and E Preferred Stock offerings	161,120	$2.50	Nov 2015-Sep 2017
Issued in June 2011 financing	6,113	$22.50	Jun 2016
Issued in August 2011 financing	579,759	$18.75	Aug 2016
Issued to placement agents in August 2011 financing	50,123	$13.635	Aug 2016
Issued in Series E Preferred Stock offering	1,568,823	$7.50	Sept 2018
Issued with Convertible Notes	1,125,578	$2.50	Jun 2018
Total	6,132,050

There were 5,000 warrants exercised on a cashless basis for the year ended December 31, 2012, which resulted in the issuance of 2,496 shares of common stock for the year ended December 31, 2012.  In addition there were 14,000 warrant cancellations for the year ended December 31, 2012.

F27

December 31, 2011	Number of Warrants	Exercise Price	Expiration Dates
Issued in March 2010 financing	196,704	$12.50	Mar 2015
Issued in Series A, B and D Preferred Stock offerings	1,132,769	$12.50	Oct 2014-Dec 2015
Issued in June 2011 financing	6,113	$22.50	Jun 2016
Issued in August 2011 financing	579,732	$18.75	Aug 2016
Issued to placement agents in August 2011 financing	50,123	$13.635	Aug 2016
Total	1,965,441

There were 193,492 warrants exercised for the year ended December 31, 2011 which resulted in receipts of approximately $2.4 million and the issuance of 193,492 shares of common stock.  In addition, there were 255,490 cashless warrants exercised for the year ended December 31, 2011 which resulted in the issuance of 142,919 shares of common stock for the year ended December 31, 2011.

Modification of Outstanding Warrants

Pursuant to the October 5, 2012 Debt Agreement, the Company and the Note holders agreed to modify the warrants to purchase an aggregate of 562,788 shares of Common Stock previously issued in connection with the issuance of the Notes (the Debt Warrants): (a) to change the exercise price of the Debt Warrants from $7.50 to $2.50 per share; (b) to increase the number of shares of Common Stock underlying the Debt Warrants by two times the current number of shares rather than three times the current number; (c) to extend the expiration date of the Debt Warrants by one year to June 1, 2018; and (d) to delete the full-ratchet anti-dilution adjustment provisions contained in the Debt Warrants.

In addition, the Note holders agreed, among other items, to modify the warrants to purchase an aggregate of 310,836 shares of Common Stock previously issued to the Note holders (and their affiliates) in prior financings (the Prior Warrants): (a) to extend the expiration date of the Prior Warrants by one year; and (b) to delete the full-ratchet anti-dilution adjustment provisions contained in the Prior Warrants (including with respect to the Offering discussed above).

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

Liability-classified Warrants

The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period.  The change in the estimated fair value of our warrant liability for the years ended December 31, 2013, 2012 and 2011 resulted in non-cash expense of approximately $1.1 million, non-cash income of approximately $20.4 million and non-cash income of $4.5 million, respectively.  The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

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

A portion of the warrant holders didn’t sign the waivers to remove the “down-round protection” in October 2012 and, consequently, the liability-classified warrants exercise price was reset to $2.50 per share and additional warrants were issued.

F28

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

($ in thousands, except per share data)	December 31, 2013	December 31, 2012	December 31, 2011
Calculated aggregate value	$15,216	$14,515	$23,754
Weighted average exercise price per share of warrant	$7.08	$7.04	$14.40
Closing price per share of common stock	$4.06	$3.75	$10.00
Volatility	70%	65%	80%
Weighted average remaining expected life (years)	3.5	4.5	4.0
Risk-free interest rate	1.2%	0.6%	0.5%
Dividend yield	—	—	—

Note 9. Debt

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

•                  The Notes were convertible at a conversion price of $6.25 per share, provided that, with certain exceptions, if, at any time while the Notes are outstanding, the Company issues any Company common stock or common stock equivalents at an effective price per share that is lower than the then the conversion price of the Notes, then the conversion price of the Notes will be reduced to equal the lower price.

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

F29

The Company’s outstanding debt at December 31, 2011 consisted of $6.7 million of 12.5% Unsecured Promissory Notes (“Notes”). Unpaid interest has been accreted to the principal at a rate of 15%. The Notes have the following features: (1) 12.5% interest payable quarterly in cash or, at the Company’s option, 15% payable in kind by capitalizing such unpaid amount and adding it to the principal as of the date it was due; (2) maturing June 1, 2012; (3) at any time prior to the maturity date, the Company may redeem any portion of the outstanding principal of the Notes in cash at 125% of the stated face value of the Notes. There is a mandatory redemption feature that requires the Company to redeem all outstanding Notes if: (1) the Company successfully completes a capital campaign raising in excess of $10 million; or (2) the Company is acquired by, or sells a majority stake to, an outside party.

Since the Company consummated a single offering of at least $10 million in August 2011, certain note holders were entitled to a mandatory redemption of the outstanding principal plus any interest payable in cash within three business days of the consummation. Approximately $1.7 million including interest was paid in 2011 after consummation of the offering. The remaining note holders signed amendments to their notes raising the mandatory redemption for a single offering or a series of offerings within a six-month period from $10 million to $30 million. The Note was due June 2012.

Loss on Extinguishment of Debt

As a result of the June 1, 2012 debt exchange as discussed above, the Company recorded a loss on extinguishment of the 12.5% promissory note of $5.6 million in the consolidated statement of operations for the year ended December 31, 2012 due to the significant modification of the original debt.  The details of the loss included recording the fair value of the embedded conversion option of $1.2 million and the fair value of liability-classified warrants of $4.4 million.  See Note 8 for further discussion of the warrant liability.

Note 10. Equity

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

In connection with the execution of the exclusive channel collaboration (the “Channel Agreement”) on October 5, 2012, the Company entered into a Stock Issuance Agreement with Intrexon, who is an affiliate of NRM VII Holdings I, LLC, the Company’s largest shareholder. The Company agreed to issue to Intrexon a number of shares of Company common stock based on a per share value of the price at which the Company sold shares of common stock in the Offering (the “Technology Access Shares”).  The closing took place on October 9, 2012.  The Company recorded a fair value of $6.9 million for 1,317,520 shares, on a per share value of $5.25 based on the closing price of the Company’s common stock on the closing date, issued to Intrexon for the closing of the Stock Issuance Agreement as a research and development expense in the fourth quarter of 2012.  In connection with the issuance of the Technology Access Shares, Intrexon became a party to a Registration Rights Agreement, which provides Intrexon with a demand registration right with respect to the resale of the Technology Access Shares.  See Note 14 for further discussion on the collaboration with Intrexon.

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

F30

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

In connection with the execution of the first amendment to the exclusive channel collaboration agreement (the “First Amendment”) on June 28, 2013, the Company entered into a Supplemental Stock Issuance Agreement with Intrexon.  The Company agreed to issue to Intrexon a number of shares of Company common stock based on a per share value of the closing price of the Company’s common stock on the NYSE MKT on the day prior to execution of the Supplemental Stock Issuance Agreement (the “Supplemental Access Fee Shares”).  The Supplemental Access Fee Shares were issued upon the satisfaction of customary closing conditions, including the approval for the listing of the Supplemental Access Fee Shares on the NYSE MKT.  The closing took place on July 26, 2013.  The Company recorded a fair value of $6.4 million for 1,243,781 shares, on a per share value of $5.15 based on the closing price of the Company’s common stock on the closing date, issued to Intrexon for the closing of the Supplemental Stock Issuance Agreement as a research and development expense in the third quarter of 2013.  See Note 14 for further discussion on the collaboration with Intrexon.

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

Common Stock Private Placements

On August 3, 2011, the Company entered into agreements with certain accredited investors, pursuant to which the Company agreed to sell to the purchasers an aggregate of 1,656,379 shares of Company common stock at a purchase price of $13.75 per share in a private placement. Each purchaser also received a warrant to purchase 0.35 shares of common stock for every share of common stock acquired in the offering with an exercise price of $18.75 per share and a term of 5 years from issuance. The warrants are callable by the Company if the common stock trades over $43.75 for 20 consecutive trading days at any time after the shares underlying the warrants are registered or eligible for resale pursuant to Rule 144. The aggregate purchase price paid by the purchasers at closing for the common stock and the warrants was $22.8 million. As of December 31, 2011, there was a subscription receivable of $0.6 million. The placement agents for the transaction received cash compensation of $1.6 million and warrants to purchase 50,111 shares of Company common stock at an exercise price of $13.635 and fair value of $440,330. Cash issuance costs of $1.6 million were netted against the gross proceeds.

On June 16, 2011, the Company completed a private placement, pursuant to which it sold an aggregate of 76,356 shares of Company common stock to eight accredited investors for an aggregate purchase price of $1,718,000. The placement agent for the transaction received cash compensation of $137,440 and warrants to purchase 6,109 shares of Company common stock at an exercise price of $22.50 per share.

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

F31

Redeemable Preferred stock

On October 5, 2012, upon the approval of the requisite number of holders of the Company’s Series D 6% Cumulative Perpetual Convertible Preferred Stock (the “Series D Preferred Stock”) and Series E 8% Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”), the Company filed amendments, effective on such date, to each of the Certificates of Designation for the Preferred Stock providing that if the Company completed an equity financing pursuant to which the Company received gross proceeds of no less than $35.0 million (a “Qualified Financing”), then immediately prior to the closing of such Qualified Financing each outstanding share of preferred stock shall be automatically converted into that number of shares of common stock determined by dividing the stated value of such share of Series D and Series E preferred stock by $6.25. The Offering discussed above was a Qualified Financing, and as such, the Series D and E preferred stock was automatically converted into 1,917,120 shares of common stock upon completion of the Offering, 454,560 of which were Series D and 1,462,560 of which were Series E. There were 104,000 common shares issued as a result of conversion of Series D preferred shares during 2012 before the automatic conversion of the preferred shares pursuant to the Offering.  As of the closing of the Offering, the Company had no shares of preferred stock outstanding

The following table shows the activity of Series D and Series E Redeemable Preferred stock, with a par value of $0.001 per share and a stated value of $25,000 per share:

	Series D Preferred	Series E Preferred	Total
Balance at December 31, 2011	3,641	—	3,641
Issuance of Series E Preferred stock	—	9,141	9,141
Series D and Series E Preferred converted to common stock	(3,641)	(9,141)	(12,782)

Balance at December 31, 2012	—	—	—

During May, June and July 2012 the Company sold to accredited investors in a private placement Series E Convertible Preferred Stock as follows:

Date of financing	# of shares of Series E Preferred	Net Proceeds ($ in 000’s)	Warrant Exercise Price	# of Warrants Issued
May 14, 2012	3,353	$2,843	$7.50	590,128
May 24, 2012	2,364	2,042	7.50	416,064
June 2, 2012	945	822	7.50	166,320
June 7, 2012	1,192	1,037	7.50	209,792
June 28, 2012	507	441	7.50	89,232
July 16, 2012	780	679	7.50	137,280

	9,141	$7,864		1,608,816

As a result of the May, June and July 2012 private placement Series E Convertible Preferred Stock transaction, the net proceeds of $7.8 million were allocated to the fair value of the warrants upon issuance. The July 16, 2012 sale represented the final closing of the Offering and effective on such date, the Company closed the Offering.

Preferred Stock Series D

On January 21, 2011, the Company completed a private placement of securities in which the Company sold to certain accredited investors in the aggregate: (i) 50 shares of Series D Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $25,000 per share, and (ii) warrants to purchase 98,720 shares of

F32

Company common stock at an exercise price of $12.50 per share. The aggregate purchase price paid by the Purchasers for the Series D Preferred and the Warrants was $1,234,000 (representing $25,000 for each share of Series D Preferred together with warrants). The Company used the proceeds for working capital purposes. The placement agents for the offering received cash compensation of $98,720 and warrants to purchase 7,898 shares of Common Stock at an exercise price of $12.50 per share.

On January 28, 2011, the Company completed a private placement of securities in which the Company sold to certain accredited investors in the aggregate: (i) 57 shares of Series D at a stated value of $25,000 per share, and (ii) warrants to purchase 113,120 shares of Common Stock at an exercise price of $12.50 per share. The aggregate purchase price paid by the Purchasers for the Series D Preferred and the warrants was $1,414,000 (representing $25,000 for each share of Series D Preferred together with warrants). The Company used the proceeds for working capital purposes. The placement agents for the offering received cash compensation of $113,120 and warrants to purchase 9,050 shares of Common Stock at an exercise price of $12.50 per share.

On February 9, 2011, the Company completed a private placement of securities in which the Company sold to certain accredited investors in the aggregate: (i) 138 shares of Series D at a stated value of $25,000 per share, and (ii) warrants to purchase 274,880 shares of Common Stock at an exercise price of $12.50 per share. The aggregate purchase price paid by the Purchasers for the Series D Preferred and the warrants was $3,436,000 (representing $25,000 for each share of Series D Preferred together with warrants). The Company used the proceeds for working capital purposes. The placement agents for the offering received cash compensation of $274,880 and warrants to purchase 21,991 shares of Common Stock at an exercise price of $12.50 per share.

On March 1, 2011, the Company completed a private placement of securities in which the Company sold to certain accredited investors in the aggregate: (i) 2 shares of Series D at a stated value of $25,000 per share, and (ii) warrants to purchase 4,000 shares of Common Stock at an exercise price of $12.50 per share. The aggregate purchase price paid by the Purchasers for the Series D Preferred and the warrants was $50,000 (representing $25,000 for each share of Series D Preferred together with warrants). The Company intends to use the proceeds for working capital purposes. The placement agents for the offering received cash compensation of $4,000 and warrants to purchase 320 shares of Common Stock at an exercise price of $12.50 per share.

On May 24, 2011, the Company sent a mandatory conversion notice to the holders of its outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. Pursuant to the notice, each holder of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock was notified that since the volume weighted average price of the Company’s common stock had exceeded 200% of the then effective conversion price of the Preferred Stock for twenty consecutive trading days; the Company was permitted to force the conversion of the Preferred Stock into Company common stock. The conversion was effective on July 7, 2011; provided that holders of Preferred Stock had the right to voluntarily convert their shares of Preferred Stock prior to such date. During 2011, 116 Series A preferred shares were converted into 230,880 common shares. During 2011, 186 Series B preferred shares were converted into 371,200 common shares.

The Company recorded accrued dividends at a rate of 6% per annum on the Series D and 8% per annum on the Series E Preferred. The Company paid cash of $0.5 million and $0.6 million during the years ended December 31, 2012 and 2011, respectively.   There were no cash dividends paid during the year ended December 31, 2013 as the Series D and Series E Redeemable Preferred stock were converted into common stock in October 2012.  During 2011, 166 Series D preferred shares were converted into 331,040 common shares.

Conversion option of Convertible Note Payable

In connection with the issuance of the June 1, 2012 Convertible Notes, an embedded conversion option was recorded as a derivative liability under ASC 815, Derivatives and Hedging, in the 2012 consolidated balance sheet until October 2012 when the notes were converted to common stock. The derivative liability was re-measured on the Company’s reporting dates until October 9, 2012 when the Notes were converted into common stock resulting in revaluation expense of less than $0.1 million for the year ended December 31, 2012 in our statement of operations. The fair value of the derivative liability was determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The convertible notes were reclassified to equity which amounted to $2.4 million.

F33

Conversion option of Redeemable Preferred stock

The embedded conversion option for the Series D Preferred has been recorded as a derivative liability under ASC 815 in the consolidated balance sheet as of December 31, 2011. The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The derivative liability was re-measured resulting in income of $0.1 million for the year ended December 31, 2012 in the Company’s Consolidated Statement of Operations until the preferred stock was converted on October 9, 2012 into common stock and $1.4 million was recorded in equity.

The fair market value of the derivative liability was computed using the Black-Scholes option-pricing model with the following weighted average assumptions as of the dates indicated:

December 31, 2011
Expected life (years)	1.1 years
Interest rate	0.1%
Dividend yield	—
Volatility	61%

Note 11. Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair value measurement using
($ in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at December 31, 2013
Assets:
Cash and cash equivalents	$60,033	$—	$—	$60,033
Liabilities:
Warrant liability	$—	$—	$15,216	$15,216

F34

	Fair value measurement using
($ in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at December 31, 2012
Assets:
Cash and cash equivalents	$31,346	$—	$—	$31,346
Liabilities:
Warrant liability	$—	$—	$14,515	$14,515

	Fair value measurement using
($ in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at December 31, 2011
Assets:
Cash and cash equivalents	$10,799	$—	$—	$10,799
Liabilities:
Warrant liability	$—	$—	$23,754	$23,754

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant
($ in thousands)	Liability
Balance at December 31, 2010	$14,585
Issuance of additional warrants	16,856
Exercise of warrants	(5,379)
Change in fair value of warrant liability	(2,308)
Balance at December 31, 2011	$23,754
Issuance of additional warrants	6,766
Exercise of warrants	(11)
Extinguishment of debt	4,410
Change in fair value of warrant liability	(20,404)
Balance at December 31, 2012	$14,515
Exercise of warrants	(352)
Cancellation of warrants	(41)
Change in fair value of warrant liability	1,094
Balance at December 31, 2013	$15,216

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

F35

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

Note 12. Share-Based Compensation

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

The types of awards that may be granted under the Plan include options (both nonqualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other share-based awards.  The term of each award is determined by the Board at the time each award is granted, provided that the terms of options may not exceed ten years.  Vesting schedules for the stock options vary, but generally vest 25% per year, over four years.  The Plan had 713,280 options available for grant as of December 31, 2013.

Total stock-based compensation expense recognized using the straight-line attribution method in the consolidated statement of operations for the years ended December 31 is as follows:

($ in thousands)	2013	2012	2011
Stock option compensation expense for employees and directors	$1,045	$1,200	$2,607
Restricted stock expense	—	—	48
Equity awards for nonemployees issued for services	105	24	245
Total stock-based compensation expense	$1,150	$1,224	$2,900

There were 24,000 cashless stock options exercised during the year ended December 31, 2011, which resulted in the issuance of 9,846 shares of common stock.  During the years ended December 31, 2013 and 2012, the weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $2.79 and $5.00, respectively.

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

F36

	2013	2012	2011
Expected life (years)	5.8	5.7	5.4
Interest rate	1.6%	1.6%	2.1%
Dividend yield	—	—	—
Volatility	71%	64%	62%

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2010	227,080	$21.50	7.5	$—
Granted	385,120	$18.00
Exercised	(24,000)	$18.75
Forfeited	(43,860)	$19.25
Outstanding at December 31, 2011	544,340	$19.25	7.5	$—
Granted	38,000	$8.02
Exercised	—	—
Forfeited	(20,315)	$15.48
Outstanding at December 31, 2012	562,025	$18.56	7.0	$—
Granted	1,532,000	$4.15
Exercised	—	—
Forfeited	(25,305)	$14.71
Outstanding at December 31, 2013	2,068,720	$7.93	8.4	$544

Exercisable at December 31, 2013	703,437	$15.36	6.9	$23

The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 were $1.2 million, $1.3 million and $2.5 million, respectively.  There were no exercises of vested stock options during the years ended 2013 and 2012.  There were 24,000 cashless stock options exercised during the year ended 2011, which resulted in the issuance of 9,846 shares of common stock.  As of December 31, 2013, there was $2.8 million of total unrecognized compensation cost, related to nonvested stock options which vest over time.  That cost is expected to be recognized over a weighted-average period of 3.4 years.  As of December 31, 2013, there was approximately $0.6 million of total unrecognized compensation cost related to performance-based nonvested consultant options.

Note 13. Income Taxes

Fibrocell Science, Inc. and Fibrocell Technologies, Inc. file a consolidated U.S. Federal income tax return, and file U.S. state income tax returns in several jurisdictions as well.  In general, the U.S. federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2010 to present.  However, if and when the Company claims net operating loss carryforwards from years prior to 2010 against future taxable income, those losses may be examined by the taxing authorities as well.  The Company’s foreign subsidiaries file income tax returns in their respective jurisdictions.

F37

The components of the income tax expense/(benefit) related to continuing operations, are as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
($ in thousands)	2013	2012	2011
U.S. Federal:
Current	$—	$—	$—
Deferred	—	(2,068)	—
U.S. State:
Current	—	—	—
Deferred	—	(432)	—
	$—	$(2,500)	$—

The reconciliation between income taxes/ (benefit) at the U.S. federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
($ in thousands)	2013	2012	2011
Tax benefit at U.S. federal statutory rate	$(11,044)	$(5,475)	$(8,375)
Increase in domestic valuation allowance	11,626	11,127	8,767
State income taxes/(benefit) before valuation allowance, net of federal benefit	(1,026)	(1,971)	(1,367)
Capital loss limitation	—	(817)	—
Loss on extinguishment of debt	—	1,966	—
Derivative revaluation expense	—	8	1,908
Warrant revaluation and other finance (income)/expense	369	(7,141)	(897)
Other	75	(196)	(36)
	$—	$(2,500)	$—

F38

The components of the Company’s net deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31,	December 31,	December 31,
($ in thousands)	2013	2012	2011
Deferred tax liabilities:
Intangible assets	$2,247	$2,282	$2,500
Total deferred tax liabilities	$2,247	$2,282	$2,500

Deferred tax assets:
Loss carryforwards	$54,253	$49,598	$37,397
Capital loss carryforward	844	817	—
Property and equipment	1,149	1,327	1,390
License fees	5,393	—	—
Accrued expenses and other	412	360	294
Stock compensation	2,698	2,492	2,104
Total deferred tax assets	64,749	54,594	41,185
Less: valuation allowance	(62,502)	(52,312)	(41,185)
Total deferred tax assets	$2,247	$2,282	$—

Net deferred tax liabilities	$—	$—	$2,500

As of December 31, 2013, the Company had generated U.S. net operating loss carryforwards of approximately $141.7 million which expire from 2018 to 2033 and net loss carryforwards in certain non-US jurisdictions of approximately $25.5 million.  The net operating loss carryforwards are available to reduce future taxable income.  However, a, change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards.  Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes.  As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2013, 2012, and 2011.  The valuation allowance increased by $10.2 million, $11.1 million, and $8.8 million during 2013, 2012, and 2011, respectively, primarily due to the impact from the current year net losses incurred.

Note 14. Collaboration with Related Party

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

F39

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

In connection with the execution of the Channel Agreement on October 5, 2012, the Company entered into a Stock Issuance Agreement with Intrexon.  In connection with the stock issuance, Intrexon became a party to the Registration Rights Agreement, which provides Intrexon with a demand registration right with respect to the resale of the Technology Access Shares.  For additional details see Note 10.

On June 28, 2013, the Company and Intrexon entered into a First Amendment (the “Amendment”) to the parties’ Channel Agreement.  The Amendment broadens the existing collaboration to include potential treatments based on engineered autologous fibroblast cells for the localized treatment of autoimmune and inflammatory disorders including morphea profunda / linear scleroderma, cutaneous eosinophilias and moderate to severe psoriasis.  In connection with the execution of the First amendment to the Channel Agreement on June 28, 2013, the Company entered into a Supplemental Stock Issuance Agreement with Intrexon. For additional details see Note 10.

Pursuant to the Channel Agreement and Amendment, the Company engaged Intrexon for support services for the development of new products covered under the Channel Agreement and Amendment, and will reimburse Intrexon for its fully-loaded cost for time and materials for transgenes, cell processing, or other work performed by Intrexon for such research and manufacturing. For the years ended December 31, 2013 and 2012, the Company incurred expenses of $3.7 million and $0.1 million, respectively, for work performed.  As of December 31, 2013 and 2012, the Company had outstanding trade payables with Intrexon of $1.3 million and $0.1 million, respectively.  The Company will pay quarterly cash royalties on improved products equal to one-third of cost of goods sold savings less any such savings developed by the Company outside of the Channel Agreement or Amendment. On all other developed products, the Company will pay Intrexon quarterly cash royalties of 7% on aggregate annualized net sales up to $100 million, and 14% on aggregate annualized net sales greater than $100 million. Sales from the Company’s products (including new indications) marketed at the time of the Channel Agreement are not subject to royalty payments unless they are improved upon through the Channel Agreement.  For additional discussion on Intrexon, see Note 18.

Note 15. Commitments and Contingencies

Leases

On April 6, 2005, the Company entered into a non-cancellable operating lease (the “Lease”) for its office, warehouse and laboratory facilities in Exton, Pennsylvania.  The lease agreement had a term of 8 years.  On February 17, 2012, the Company entered into an amended and restated lease (the “Amended Lease”) for an additional term of 10 years through the year 2023.  The Lease and the Amended Lease provide for rent payments escalating on an annual basis.  In accordance with ASC 840-20 Operating Leases, the Company calculated the total minimum payments under the lease and divided them equally over the life of the lease to account for the lease on a straight-line basis.  The Company has the option to renew the lease for an additional 5 years at fair market value.  Rental expense totaled $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

License Agreements

On May 3, 2012, the Company entered into an exclusive license agreement with The Regents of the University of California, under which the Company acquired the rights to commercially apply discoveries resulting from the scientific collaboration between the University of California, Los Angeles (“UCLA”) and Fibrocell Science, Inc.  Under the terms of the license agreement, the Company agreed to pay UCLA a non-refundable initial license fee of $10,000 thirty days post execution of the agreement and the Company also agreed to pay UCLA an annual license maintenance fee of a percentage of product royalties, and milestone payments based on the Company’s achievement of certain clinical and regulatory related milestones for these rights.  The Company’s

F40

ability to meet the milestones is dependent on a number of factors including final approvals by regulatory agencies and the continued enforceability of patent claims.

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

Note 16. Supplemental Cash Flow Information

The following table contains additional cash flow information as of:

($ in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,885	$435
Non-cash investing and financing activities:
Subscription receivable	$—	$2,004	$550
Conversion of note payable	$—	$2,385	$—
Issuance of additional warrants	$—	$11,077	$—
Conversion of preferred stock derivative balance into common stock	$—	$1,350	$7,291
Cashless exercise of warrants previously recorded as a liability	$298	$17	$8,926
Warrant liability reclassified to equity	$—	$15,048	$—
Accrued derivative liability	$—	$793	$252
Accrued preferred stock dividend	$—	$—	$487
Conversion of preferred stock Series A balance into common stock	$—	$—	$1,203
Accrued warrant liability	$—	$—	$4,994
Financing of insurance premiums	$—	$—	$150

F41

Note 17. Discontinued Operations

On August 31, 2012, the Company sold all of the shares of common stock of Agera held by the Company, which represented 57% of the outstanding common stock of Agera, to Rohto Pharmaceutical Co., Ltd. for approximately $1.0 million.  Accordingly, all operating results from continuing operations exclude the results for Agera which are presented as discontinued operations for the years ended December 31, 2012 and December 31, 2011.  The Company recorded a gain for the year ended December 31, 2012 of approximately $0.4 million on the sale.

The financial results of Agera are classified as discontinued operations in the accompanying Consolidated Statement of Operations for the years ended December 31, 2012 and 2011.

Summary financial information related to discontinued operations is as follows:

($ in thousands)	Year ended December 31, 2012	Year ended December 31, 2011
Product sales	$516	$812
Cost of sales	275	451
Gross profit	241	361

Operating income (loss)	$27	$(55)

Net loss	$(2)	$(73)

In addition, there were other minimal losses from foreign subsidiaries which were classified as discontinued operations for the year ended December 31, 2012.

Note 18. Subsequent Event

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

F42

Issuance Agreement as a research and development expense in the first quarter of 2014.  For additional discussion on Intrexon, see Notes 10 and 14.

Note 19. Quarterly Financial Information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for the quarters ended (amounts in thousands except per share data):

	March 31,	June 30,	September 30,	December 31,
2013 Quarter Ended
Net product sales	$26	$62	$68	$44
Cost of sales (excluding amortization of product rights)	2,351	2,242	1,930	1,529
Operating expenses	3,579	3,634	11,259	4,179
Other income (expense)	1,338	(8,818)	6,520	(91)
Income tax expense (benefit)	—	—	—	—
Loss from discontinued operations, net	(4)	(5)	(4)	13
Net income (loss)	$(4,570)	$(14,637)	$(6,605)	$(5,741)
Basic net income (loss) per share	$(0.17)	$(0.63)	$(0.24)	$(0.15)
Diluted net income (loss) per share	$(0.18)	$(0.63)	$(0.31)	$(0.15)

2012 Quarter Ended
Net product sales	$16	$28	$69	$40
Cost of sales (excluding amortization of product rights)	1,553	2,095	2,321	2,386
Operating expenses	4,202	3,627	3,058	10,301
Other (expense) income	6,665	(5,416)	13,480	(982)
Income tax expense	2,500	—	—	—
Loss from discontinued operations, net	(7)	1	5	(10)
Gain on sale of discontinued operations, net	—	—	443	24
Net loss attributable to noncontrolling interest	(11)	—	(4)	(9)
Net income (loss)	$3,408	$(11,109)	$8,614	$(13,624)
Basic net income per share	$0.89	$(2.87)	$2.18	$(0.57)
Diluted net income per share	$0.83	$(5.35)	$1.35	$(0.57)

2011 Quarter Ended
Net product sales	$209	$253	$—	$(462)
Cost of sales (excluding amortization of product rights)	98	126	3	(214)
Operating expenses	3,971	4,867	5,710	5,418
Other (expense) income	(13,190)	(5,356)	11,858	2,736
Income tax expense	—	—	—	—
Loss from discontinued operations, net	(12)	(6)	(49)	(27)
Gain on sale of discontinued operations, net	—	—	—	—
Net loss attributable to noncontrolling interest	(20)	—	(6)	8
Net income (loss)	$(17,082)	$(10,102)	$6,090	$(2,949)
Basic net income per share	$(20.12)	$(7.93)	$2.18	$(0.77)
Diluted net income per share	$(20.12)	$(7.93)	$1.59	$(0.77)

F43