Form 10-Q
period 2014-06-30
Fibrocell Science, Inc.
filed 2014-08-11
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of August 4, 2014, issuer had 40,856,815 shares issued and outstanding of common stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1.                Financial Statements.

Fibrocell Science, Inc.

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$49,536	$60,033
Accounts receivable, net of allowance for doubtful accounts of $22 and $5, respectively	14	28
Inventory	476	597
Prepaid expenses and other current assets	706	1,202
Total current assets	50,732	61,860
Property and equipment, net of accumulated depreciation of $911 and $735, respectively	1,736	1,701
Intangible assets, net of accumulated amortization of $1,378 and $1,102, respectively	4,962	5,238
Other assets	1	215
Total assets	$57,431	$69,014

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,368	$2,958
Accrued expenses	1,600	487
Deferred revenue	280	148
Total current liabilities	3,248	3,593
Warrant liability	14,258	15,216
Other long term liabilities	632	539
Total liabilities	18,138	19,348

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,856,815 and 39,832,225 shares issued and outstanding, respectively	41	40
Additional paid-in capital	142,586	136,694
Accumulated deficit	(103,334)	(87,068)
Total stockholders’ equity	39,293	49,666
Total liabilities and stockholders’ equity	$57,431	$69,014

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Operations

(unaudited)

 ($ in thousands, except share and per share data)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

Revenue from product sales	$58	$62	$104	$88
Cost of sales	547	2,104	1,340	4,317
Gross loss	(489)	(2,042)	(1,236)	(4,229)
Selling, general and administrative expense	3,487	2,294	6,302	4,504
Research and development expense	2,620	1,478	10,058	2,985
Operating loss	(6,596)	(5,814)	(17,596)	(11,718)
Other income (expense):
Warrant revaluation and other finance income (expense)	4,008	(8,818)	958	(7,480)
Other income	330	—	370	—
Interest income	1	—	2	—
Loss from continuing operations before income taxes	(2,257)	(14,632)	(16,266)	(19,198)
Deferred tax benefit	—	—	—	—
Loss from continuing operations, net of tax	(2,257)	(14,632)	(16,266)	(19,198)
Loss from discontinued operations, net of tax	—	(5)	—	(9)
Net loss	$(2,257)	$(14,637)	$(16,266)	$(19,207)

Per Share Information:
Loss from continuing operations, net of tax — basic	$(0.06)	$(0.63)	$(0.40)	$(0.73)
Loss from discontinued operations, net of tax — basic	—	—	—	—
Net loss per common share — basic	$(0.06)	$(0.63)	$(0.40)	$(0.73)

Loss from continuing operations, net of tax — diluted	$(0.09)	$(0.63)	$(0.43)	$(0.74)
Loss from discontinued operations, net of tax — diluted	—	—	—	—
Net loss per common share — diluted	$(0.09)	$(0.63)	$(0.43)	$(0.74)

Weighted average number of common shares outstanding
- Basic	40,856,815	23,260,802	40,720,958	26,230,358
- Diluted	41,250,886	23,260,802	40,917,993	26,437,817

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Stockholders’ Equity

($ in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Equity
Balance, December 31, 2013	39,832,225	$40	$136,694	$(87,068)	$49,666
Stock-based compensation expense	—	—	739	—	739
Issuance of common stock	1,024,590	1	5,153	—	5,154
Net loss	—	—	—	(16,266)	(16,266)
Balance, June 30, 2014 (unaudited)	40,856,815	$41	$142,586	$(103,334)	$39,293

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Consolidated Statements of Cash Flows

(unaudited)

($ in thousands, except share and per share data)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flows from operating activities:
Net loss	$(16,266)	$(19,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	739	209
Stock issued for supplemental stock issuance agreement	5,154	—
Warrant revaluation and other finance (income) expense	(958)	7,480
Depreciation and amortization	452	456
Provision for doubtful accounts	16	—
Change in operating assets and liabilities:
Accounts receivable	(2)	(10)
Inventory	121	(144)
Prepaid expenses and other current assets	496	537
Other assets	214	—
Accounts payable	(1,590)	221
Accrued expenses and other liabilities	1,206	30
Deferred revenue	132	11
Net cash used in operating activities	(10,286)	(10,417)
Cash flows from investing activities:
Purchase of property and equipment	(211)	(122)
Net cash used in investing activities	(211)	(122)
Cash flows from financing activities:
Subscriptions received	—	4
Net cash provided by financing activities	—	4
Effect of exchange rate changes on cash balances	—	(1)
Net decrease in cash and cash equivalents	(10,497)	(10,536)
Cash and cash equivalents, beginning of period	60,033	31,346
Cash and cash equivalents, end of period	$49,536	$20,810

The accompanying notes are an integral part of these consolidated financial statements.

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Business and Organization

Fibrocell Science, Inc. (as used herein, “we,” “us,” “our,” “Fibrocell” or the “Company”) is the parent company of Fibrocell Technologies (“Fibrocell Tech”) and Fibrocell Science Hong Kong Limited (“Fibrocell Hong Kong”), a company organized under the laws of Hong Kong.  Fibrocell Tech is the parent company of Isolagen Europe Limited, a company organized under the laws of the United Kingdom (“Isolagen Europe”), Isolagen Australia Pty Limited, a company organized under the laws of Australia (“Isolagen Australia”), and Isolagen International, S.A., a company organized under the laws of Switzerland (“Isolagen Switzerland”).  The Company’s international activities are currently immaterial.

Fibrocell is an autologous cell therapy company focused on developing first-in-class treatments for rare and serious skin and connective tissue diseases with high unmet medical needs.  Based on its proprietary autologous fibroblast technology, the Company is pursuing medical applications of azficel-T for restrictive burn scarring and vocal cord scarring.  The Company’s collaboration with Intrexon Corporation (NYSE:XON) (“Intrexon”), a leader in synthetic biology, includes using genetically-modified fibroblasts for treating rare and serious skin and connective tissue diseases for which there are no currently approved products.  Fibrocell’s ongoing scientific research collaboration with UCLA has yielded discoveries and technologies related to stem cells and regenerative cells in human skin. The technologies from this collaboration and our exclusive license agreements with UCLA enable Fibrocell to expand its proprietary personalized biologics platform which uses human fibroblasts and stem cells from skin to create localized therapies that are compatible with the unique biology of each patient.

Note 2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.    Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and the impact of restatements on prior periods discussed below) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended, filed with the Securities and Exchange Commission (“SEC”) as discussed below.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

On May 6, 2014, the Audit Committee of the Company’s Board of Directors, in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to certain of the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2011 through December 31, 2013 should no longer be relied upon.  On June 2, 2014, the Company restated all affected interim and annual periods in its Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2013 in an SEC approved “omnibus” filing.  As such, the comparative information provided for the year ended December 31, 2013 and the three and six months ended June 30, 2013 contained in the preceding financial statements and the accompanying footnotes reflect these previously restated amounts.

The prior year financial statements contain certain reclassifications to the results of operations for the three and six months ended June 30, 2013 to conform to the presentation for the three and six months ended June 30, 2014 on this Form 10-Q.  These reclassifications were made in conjunction with the Company’s shift in focus away from its commercial product LAVIV® and to further research and development of the underlying azficel-T process.

For the three and six months ended June 30, 2014, amortization expense of approximately $0.1 million and $0.3 million, respectively, was included in research and development expense on the Consolidated Statements of Operations.  For the three and six months ended June 30, 2013, amortization expense of approximately $0.1 million and $0.3 million, respectively, was reclassed from cost of sales to research and development expense on the Consolidated Statements of Operations to conform to the current presentation.  For the three and six months ended June 30, 2014, Food and Drug Administration (“FDA”) license fees related to the Company’s Biologics License Application (“BLA”) of approximately $0.2 million and $0.3 million, respectively, were included in research and development expense on the Consolidated Statements of Operations.  For the three and six months ended June 30, 2013, FDA license fees of approximately $0.2 million and $0.3 million, respectively, were reclassified from selling, general and administrative expense to research and development expense on the Consolidated Statements of Operations to conform to the current presentation.

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Cost of Sales

Cost of sales includes the costs related to the processing of cells for LAVIV®, including direct and indirect costs.  Beginning in 2014, cost of sales is accounted for using a standard cost system which allocates the direct costs associated with our manufacturing, facility, quality control, and quality assurance operations as well as overhead costs.  The principal reason for the relatively small level of revenue as compared to the cost of sales is that we changed corporate strategy in 2013 to de-emphasize sales of azficel-T into the aesthetic markets, and transitioned our business strategy to focus on high-value therapeutic applications for treatment of unmet medical conditions of the skin and connective tissue.

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

Property and Equipment

Property and equipment is carried at acquisition cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the estimated useful life of the asset.  The cost of repairs and maintenance is charged to expense as incurred.  As of December 31, 2013, the useful life for all property and equipment was three years, except for leasehold improvements which were depreciated over the remaining lease term or the life of the asset, whichever was shorter.  In the first quarter of 2014, the Company adjusted its useful lives to reflect the expected consumption of the economic benefit of these assets as noted in the following table:

Property and equipment category	Useful life
Laboratory equipment	6 years
Computer equipment and software	3 years
Furniture and fixtures	10 years
Leasehold improvements	Lesser of remaining lease term or life of asset

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC 250 Accounting Changes and Error Corrections, the Company accounted for this change in useful lives as a change in estimate, with prospective application only.  The impact of this change in estimate on depreciation expense for the three and six months ended June 30, 2014 was immaterial to the results on the Consolidated Statements of Operations.

Intangible Assets

Intangible assets are research and development assets related to the Company’s primary study on azficel-T that was recognized upon emergence from bankruptcy.  Azficel-T has three current or target indications: the Company’s commercial product, LAVIV®, a clinical development program for restrictive burn scarring and a clinical development program for vocal cord scarring.  Effective January 1, 2012, the Company launched LAVIV® and as a result, the research and development intangible assets related to the Company’s primary study were considered to be finite-lived intangible assets and are being amortized over 12 years.

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Summary of Significant Accounting Policies (continued)

Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges.  Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360-10-35 Impairment or Disposal of Long-Lived Assets, the Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There was no impairment expense recognized for either the three or six months ended June 30, 2014 or 2013.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which provides for reporting of amounts that are currently payable and also for deferred taxes using an asset and liability approach.  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740.  When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized.  The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2013 and June 30, 2014, the Company did not have any uncertain tax positions.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” under ASC Topic 606 which supersedes the current revenue recognition requirements under ASC Topic 605, “Revenue Recognition”.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  It also provides a five step approach to achieve this principle.  For public entities, the new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  Based on the Company’s current financial operations, the Company anticipates the potential impact of ASU No. 2014-09 to be immaterial to its financial statements.

Subsequent Events

The Company evaluates all subsequent events, through the date the consolidated financial statements are issued, to determine if there are any events that require disclosure.  No such events have been identified through the date of this filing.

Note 4. Inventory

Inventories consisted of the following as of:

	June 30,	December 31,
($ in thousands)	2014	2013
Raw materials	$383	$511
Work in process	93	86
Inventory	$476	$597

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) if the stock warrants contain “down-round protection” or other terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative.  Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement and those which include “down-round provisions” are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash.  The Company will continue to classify the fair value of the warrants that contain “down-round protection” or “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

The following table summarizes outstanding warrants to purchase common stock as of:

	Number of Warrants
Liability-classified warrants	June 30, 2014	December 31, 2013	Exercise Price	Expiration Dates
Issued in March 2010 and Preferred Stock offerings	2,640,534	2,640,534	$6.25	Oct 2015-Dec 2016
Issued in Preferred Stock offerings	76,120	76,120	$2.50	Nov 2015-Sept 2017
Issued in June 2011 financing	6,113	6,113	$22.50	June 2016
Issued in August 2011 financing	565,759	565,759	$18.75	Aug 2016
Issued to placement agents in August 2011 financing	50,123	50,123	$13.64	Aug 2016
Issued with Convertible Notes	1,125,578	1,125,578	$2.50	June 2018
Issued in Series E Preferred Stock offering	1,568,823	1,568,823	$7.50	Sept 2018
Total	6,033,050	6,033,050

There were no warrants exercised or cancelled during the six months ended June 30, 2014.

Liability-classified Warrants

The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statements of operations in each subsequent period.  The change in the estimated fair value of our warrant liability for the three and six months ended June 30, 2014 resulted in non-cash income of approximately $4.0 million and $1.0 million, respectively.  The change in the estimated fair value of our warrant liability for the three and six months ended June 30, 2013 resulted in non-cash expense of approximately $8.8 million and $7.5 million, respectively.  The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants.

The estimated fair value of these warrants is determined using Level 3 inputs.  Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.  The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants.  The expected life of the warrants is assumed to be equivalent to their remaining contractual term.  The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The estimated fair value of these warrants also require Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and qualifying fundamental transactions.  The other assumptions used by the Company are summarized in the following table:

	June 30, 2014	June 30, 2013
Weighted average remaining expected life (years)	3.0	3.6
Interest rate	0.9%	1.0%
Dividend yield	—	—
Volatility	73%	64%

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Fair value measurement using
($ in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at June 30, 2014
Assets:
Cash and cash equivalents	$49,536	$—	$—	$49,536
Liabilities:
Warrant liability	$—	$—	$14,258	$14,258

	Fair value measurement using
($ in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Balance at December 31, 2013
Assets:
Cash and cash equivalents	$60,033	$—	$—	$60,033
Liabilities:
Warrant liability	$—	$—	$15,216	$15,216

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant
($ in thousands)	Liability

Balance at December 31, 2013	$15,216
Exercise of warrants	—
Change in fair value of warrant liability	(958)
Balance at June 30, 2014	$14,258

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value.  See Note 5 for further discussion of the warrant liability.  The Company believes that the fair values of our current assets and current liabilities approximate their reported carrying amounts. There were no transfers between Level 1, 2 and 3 during the periods presented.

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Share-Based Compensation

The Company’s board of directors (the “Board”) adopted the 2009 Equity Incentive Plan (as amended to date, the “Plan”) effective September 3, 2009.  The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisors by providing incentives for such persons to exert maximum efforts for the success of the Company.  The Plan allows for the issuance of up to 5,600,000 shares of the Company’s common stock.  In addition, there were 206,000 options issued outside of the Plan to consultants.

The types of awards that may be granted under the Plan include options (both nonqualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the terms of options do not exceed ten years.  Vesting schedules for the stock options vary, but generally vest 25% per year, over four years.  The Plan had 3,384,286 options available for grant as of June 30, 2014.

Total share-based compensation expense recognized using the straight-line attribution method in the Consolidated Statements of Operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Stock option compensation expense for employees and directors	$436	$33	$736	$206
Equity awards for nonemployees issued for services	—	3	3	3
Total stock-based compensation expense	$436	$36	$739	$209

($ in thousands except share and per share data)	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	2,068,720	$7.93	8.4	$544
Granted	333,000	4.25
Exercised	—	—
Forfeited	(3,883)	5.89
Expired	(120)	15.50
Outstanding at June 30, 2014	2,397,717	$7.42	8.3	$507
Exercisable at June 30, 2014	883,517	$13.09	7.3	$73

The total fair value of shares vested during the six months ended June 30, 2014 was approximately $0.5 million.  As of June 30, 2014, there was approximately $3.0 million of total unrecognized compensation cost, related to time-based non-vested stock options.  That cost is expected to be recognized over a weighted-average period of 4.2 years.  As of June 30, 2014, there was no unrecognized compensation expense related to performance-based, non-vested non-employee options.

During the six months ended June 30, 2014 and 2013, the weighted average fair market value of the options granted was $2.74 and $2.07, respectively.  The fair market value of the options was computed using the Black-Scholes option-pricing model with the following key weighted average assumptions for the six months ended as of the dates indicated:

	June 30, 2014	June 30, 2013
Expected life (years)	6.25 years	5.0 years
Interest rate	2.0%	0.9%
Dividend yield	—	—
Volatility	70%	69%

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 8.  Loss Per Share

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

($ in thousands except share and per	For the three months ended June 30,		For the six months ended June 30,
share data)	2014	2013	2014	2013
Loss per share - basic:
Numerator for basic loss per share	$(2,257)	$(14,637)	$(16,266)	$(19,207)
Denominator for basic loss per share	40,856,815	23,260,802	40,720,958	26,230,358
Basic loss per common share	$(0.06)	$(0.63)	$(0.40)	$(0.73)
Loss per share - diluted:
Numerator for diluted loss per share	$(2,257)	$(14,637)	$(16,266)	$(19,207)
Add back: Fair value of “in the money” warrants outstanding	1,284	—	1,284	315
Net loss attributable to common share	$(3,541)	$(14,637)	$(17,550)	$(19,522)

Denominator for basic loss per share	40,856,815	23,260,802	40,720,958	26,230,358
Plus: Incremental shares underlying “in the money” warrants outstanding	394,071	—	197,035	207,459
Denominator for diluted loss per share	41,250,886	23,260,802	40,917,993	26,437,817
Diluted net loss per common share	$(0.09)	$(0.63)	$(0.43)	$(0.74)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
“In the money” stock options	852,000	214,000	852,000	214,000
“Out of the money” stock options	1,545,717	529,406	1,545,717	592,406
“In the money” warrants	—	1,276,698	—	1,320
“Out of the money” warrants	4,831,352	4,831,352	4,831,352	4,831,352

Note 9. Equity

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.  These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.  The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation.  In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.  There were no preferred shares issued or outstanding as of June 30, 2014 or December 31, 2013.

Fibrocell Science, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Equity (continued)

Common stock

In connection with the execution of the Second Amendment to the Exclusive Channel Collaboration Agreement (the “Second Amendment”) on January 10, 2014 between the Company and Intrexon Corporation (“Intrexon”), the Company entered into a Supplemental Stock Issuance Agreement with Intrexon.  The Company agreed to issue to Intrexon, who is an affiliate of NRM VII Holdings I, LLC, the Company’s largest shareholder, a number of shares of Company common stock based on a per share value of the closing price of the Company’s common stock on the NYSE MKT on the day prior to execution of the Supplemental Stock Issuance Agreement (the “Supplemental Access Fee Shares”).  The Supplemental Access Fee Shares were issued upon the satisfaction of customary closing conditions, including the approval for the listing of the Supplemental Access Fee Shares on the NYSE MKT.  The closing took place on January 24, 2014.  The Company recorded a research and development expense in the first quarter of 2014 for the shares issued to Intrexon as a technology access fee.  1,024,590 shares were issued based on a per share value of $5.03 based on the closing price of the Company’s common stock on the closing date, totaling approximately $5.2 million.  For additional discussion on the Company’s collaboration with Intrexon, see Note 11.

Note 10. Income Taxes

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the six months ended June 30, 2014 and 2013, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses.  The Company had not recorded its net deferred tax asset as of either June 30, 2014 or December 31, 2013, because it maintains a full valuation against all deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

Note 11. Collaboration with Related Party

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

Pursuant to the Channel Agreement and Amendments, the Company engaged Intrexon for support services for the development of new products covered under the Channel Agreement and Amendments, and will reimburse Intrexon for its fully-loaded cost for time and materials for transgenes, cell processing, or other work performed by Intrexon for such research and manufacturing. For the three and six months ended June 30, 2014, the Company incurred expenses of $0.7 million and $1.8 million, respectively, for work performed.  For the three and six months ended June 30, 2013, the Company incurred expenses of $0.6 million and $1.0 million, respectively, for work performed.  As of June 30, 2014 and December 31, 2013, the Company had outstanding trade payables with Intrexon of $0.2 million and $1.3 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain “forward-looking statements” relating to Fibrocell that are based on management’s exercise of business judgment and assumptions made by and information currently available to management.  When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

•                  the progress and results of our clinical trials of our cell therapy applications, including whether our clinical human trials relating to the use of autologous cell therapy applications, in particular, for restrictive burn scars, vocal cord scars and genetically-modified orphan indications, and such other target indications as we may identify and pursue can be conducted within the timeframe that we expect, whether such trials will yield positive results, or whether additional applications for the commercialization of autologous cell therapy can be identified by us and advanced into human clinical trials;

•                  the cost of manufacturing related to our pre-clinical and clinical trials;

•                  our ability to meet requisite regulations or receive regulatory approvals in the United States, our ability to retain any regulatory approvals that we may obtain and the absence of adverse regulatory developments in the United States;

•                  the costs, timing and outcome of regulatory review of our product engines;

•                  our dependence on one facility in Exton, Pennsylvania for our research, development [and manufacturing operations], and the potential that such facility is damaged or if we are otherwise required to discontinue production at such facility;

•                  the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our cell therapy applications;

•                  the number and development requirement of other product engines that we pursue;

•                  the emergence of competing technologies and other adverse market developments;

•                  the extent to which we acquire or invest in businesses, products and technologies;

•                  our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators;

•                  any adverse claims relating to our intellectual property and the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims; and

•                  our dependence on physicians to correctly follow our established protocols for the safe and optimal administration of our product.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — “Risk Factors” of the Annual Report on Form 10-K, as amended on June 2, 2014, for the year ended December 31, 2013 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.

You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein.  We do not assume any obligation to update any forward-looking statements.

General

We are an autologous cell therapy company primarily focused on developing first-in-class treatments for rare and serious skin and connective tissue diseases with high unmet medical needs. Based on our proprietary autologous fibroblast technology, we are pursuing breakthrough medical applications of azficel-T for restrictive burn scarring and vocal cord scarring. Driving Fibrocell’s innovative therapies is its Personalized Biologics platform, which embraces two product engines: the Azficel-T Autologous Fibroblast Product Engine and the Protein Expression Product Engine. These two product engines enable Fibrocell to harness the favorable characteristics of fibroblasts to develop new therapies for diseases and conditions of the skin and connective tissues where there are limited or no treatment options. The Azficel-T Autologous Fibroblast Product Engine is developing biologic solutions for the treatment of serious and debilitating scarring conditions. The Protein Expression Product Engine is creating biologic products by genetically modifying fibroblasts to express target proteins that are inactive or missing from patients with rare genetic skin and tissue disorders.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available.  Actual results could differ from those estimates under different assumptions, judgments or conditions.  There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2013 Annual Report on Form 10-K, as amended on June 2, 2014, other than those discussed below.

On May 6, 2014, the Audit Committee of the Company’s Board of Directors, in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to certain of the Company’s warrants, the Company’s previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2011 through December 31, 2013 should no longer be relied upon.  On June 2, 2014, the Company restated all affected interim and annual periods in its Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2013 in an SEC approved “omnibus” filing.  As such, the comparative information provided for the three and six months ended June 30, 2013 contained in the results of operations discussed below reflect these previously restated amounts.  In addition, there have been other reclassifications made to the prior year’s results of operations to conform to the current year’s presentation.

Warrant Liability:  We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as a derivative in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) if the stock warrants contain “down-round protection” or other terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative.  Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement and those which include “down-round provisions” are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash.  We will continue to classify the fair value of the warrants that contain “down-round protection” and “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

Cost of Sales:  Cost of sales includes the costs related to the processing of cells for LAVIV®, including direct and indirect costs.  Beginning in 2014, cost of sales is accounted for using a standard cost system which allocates the direct costs associated with our manufacturing, facility, quality control, and quality assurance operations as well as overhead costs.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

Revenue and Cost of Sales. Revenue and cost of sales were comprised of the following:

	Three months ended June 30,		Increase (Decrease)
($ in thousands)	2014	2013	$	%

Total revenue	$58	$62	$(4)	-0.06%
Cost of sales	547	2,104	(1,557)	-74.0%
Gross loss	$(489)	$(2,042)	$1,553	-76.0%

Revenue was immaterial for each of the three months ended June 30, 2014 and 2013.  Revenue is booked based on the shipment of LAVIV® to patients.

Cost of sales was approximately $0.5 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively.  Cost of sales includes the costs related to the processing of cells for LAVIV®, including direct and indirect costs.  Beginning in 2014, cost of sales is accounted for using a standard cost system which allocates the costs associated with our manufacturing, facility, quality control, and quality assurance operations as well as overhead costs.  The decrease of $1.6 million is primarily due to the transition away from the aesthetic market (LAVIV®) and to a focus on research and development as evidenced by a reduction in the number of biopsies and injections performed during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

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

Selling, General and Administrative Expense. Selling, general and administrative expense was comprised of the following:

	Three months ended June 30,		Increase (Decrease)
($ in thousands)	2014	2013	$	%
Compensation and related expense	$1,352	$643	$709	110.3%
Professional fees	670	266	404	151.9%
Marketing expense	59	134	(75)	-56.0%
Legal expense	307	209	98	46.9%
Facilities and related expense and other	1,099	1,042	57	5.5%
Total selling, general and administrative expense	$3,487	$2,294	$1,193	52.0%

Selling, general and administrative expense increased by approximately $1.2 million, or 52%, to $3.5 million for the three months ended June 30, 2014 as compared to $2.3 million for the three months ended June 30, 2013.  Compensation and related expense increased $0.7 million due to additional costs for salaries, bonuses and stock compensation. Professional fees increased $0.4 million and legal costs increased $0.1 million due to the costs of our warrant restatement project in the second quarter of 2014.  Marketing expense decreased $0.1 million as our strategic focus has shifted away from our commercial product LAVIV®.  Facilities and related expense and other increased $0.1 million due to an increase in office costs.

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

Research and development expense was comprised of the following:

	Three months ended June 30,		Increase (Decrease)
($ in thousands)	2014	2013	$	%

Direct costs:
Restrictive Burn Scarring	$202	$60	$142	236.7%
Vocal Cord Scarring	150	53	97	183.0%
Recessive Dystrophic Epidermolysis Bullosa	863	345	518	150.1%
Morphea Profunda/ Linear Scleroderma	73	—	73	100.0%
Cutaneous Eosinophilias	73	—	73	100.0%
azficel-T	193	403	(210)	-52.1%
Ehlers-Danlos Syndrome hypermobility type	8	—	8	100.0%
Other	37	150	(113)	-75.3%
Total direct costs	1,599	1,011	588	58.2%
Indirect costs:
Regulatory costs	227	226	1	0.40%
Intangible amortization	138	138	—	—
Indirect lab costs	581	38	543	1428.9%
Compensation and related expense	75	65	10	15.4%
Total indirect costs	1,021	467	554	118.6%
Total research and development expense	$2,620	$1,478	$1,142	77.3%

Total research and development expense increased $1.1 million to approximately $2.6 million for the three months ended June 30, 2014 as compared to $1.5 million for the three months ended June 30, 2013.  The overall increase is due to a $0.1 million increase related to research and development costs in connection with our collaboration with Intrexon, increased costs of $0.2 million related to enrollment of our phase II clinical trials, increased manufacturing and laboratory costs of $0.5 million, and an increase of $0.3 million in other spending.

Direct research and development expense by major clinical and pre-clinical development program were as follows:

Restrictive Burn Scarring (“RBS”) — Costs increased approximately $0.1 million compared to the three months ended June 30, 2013 due to additional costs related to our phase II clinical trials currently in enrollment.

Vocal Cord Scarring (“VCS”) — Costs increased approximately $0.1 million compared to the three months ended June 30, 2013 due to additional costs related to our phase II clinical trials currently in enrollment.

Recessive Dystrophic Epidermolysis Bullosa (“RDEB”) — Costs increased approximately $0.5 million compared to the three months ended June 30, 2013 due to the expansion of our pre-clinical development program for RDEB during the three months ended June 30, 2014.

Morphea Profunda/ Linear Scleroderma  — This program began in the second half of 2013. Costs during the three months ended June 30, 2014 were approximately $0.1 million and related to early stage pre-clinical development.

Cutaneous Eosinophilias — This program began in the second half of 2013. Costs during the three months ended June 30, 2014 were approximately $0.1 million and related to early stage pre-clinical development.

Azficel-T — Costs decreased approximately $0.2 million compared to the three months ended June 30, 2013 due to the reduction in our process development program for azficel-T during the three months ended June 30, 2014.

Ehlers-Danlos Syndrome hypermobility type — No substantive work has yet begun on the development of this pre-clinical program.

Change in Revaluation of Warrant Liability.  During the three months ended June 30, 2014 and 2013, we recorded non-cash warrant income of approximately $4.0 million and non-cash warrant expense of $8.8 million in our statements of operations, respectively.

Other Income.  During the three months ended June 30, 2014, we recorded approximately $0.3 million of other income related to a settlement agreement with one of our suppliers.  There was no such income during the three months ended June 30, 2013.

Net Loss. Net loss for the three months ended June 30, 2014 and June 30, 2013 was $2.3 million and $14.6 million, respectively, representing a decrease of approximately $12.4 million.  The change is primarily due to a decrease of $12.8 million in the non-cash revaluation of the warrant liability offset by an increase in other income of $0.3 million.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenue and Cost of Sales. Revenue and cost of sales were comprised of the following:

	Six months ended June 30,		Increase (Decrease)
($ in thousands)	2014	2013	$	%
Total revenue	$104	$88	$16	18.2%
Cost of sales	1,340	4,317	(2,977)	-69.0%
Gross loss	$(1,236)	$(4,229)	$2,993	-70.8%

Revenue was immaterial for each of the six months ended June 30, 2014 and 2013.  Revenue is booked based on the shipment of LAVIV® to patients.

Cost of sales was approximately $1.3 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively.  Cost of sales includes the costs related to the processing of cells for LAVIV®, including direct and indirect costs.  Beginning in 2014, cost of sales is accounted for using a standard cost system which allocates the costs associated with our manufacturing, facility, quality control, and quality assurance operations as well as overhead costs.  The decrease of $2.9 million is primarily due to the transition away from the aesthetic market (LAVIV®) and to a focus on research and development as evidenced by a reduction in the number of biopsies and injections performed during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

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

Selling, General and Administrative Expense. Selling, general and administrative expense was comprised of the following:

	Six months ended June 30,		Increase (Decrease)
($ in thousands)	2014	2013	$	%
Compensation and related expense	$2,638	$1,616	$1,022	63.2%
Professional fees	1,002	449	553	123.2%
Marketing expense	81	244	(163)	-66.8%
Legal expense	467	402	65	16.2%
Facilities and related expense and other	2,114	1,793	321	17.9%
Total selling, general and administrative expense	$6,302	$4,504	$1,798	39.9%

Selling, general and administrative expense increased by approximately $1.8 million, or 40%, to $6.3 million for the six months ended June 30, 2014 as compared to $4.5 million for the six months ended June 30, 2013.  Compensation and related expense increased $1.0 million due to additional costs for salaries, bonuses and stock compensation. Professional fees increased $0.6 million and legal costs increased $0.1 million primarily due to the costs of our warrant restatement project in the second quarter of 2014 as well as increase in other consulting expenses.  Marketing expense decreased $0.2 million as our strategic focus has shifted away from our commercial product LAVIV®.  Facilities and related expense and other increased $0.3 million due to an increase in office costs.

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

Research and development expense was comprised of the following:

	Six months ended June 30,		Increase (Decrease)
($ in thousands)	2014	2013	$	%

Direct costs:
Restrictive Burn Scarring	$334	$123	$211	171.5%
Vocal Cord Scarring	273	107	166	155.1%
Recessive Dystrophic Epidermolysis Bullosa	1,564	528	1,036	196.2%
Morphea Profunda/ Linear Scleroderma	165	—	165	100.0%
Cutaneous Eosinophilias	165	—	165	100.0%
azficel-T	251	766	(515)	-67.2%
Ehlers-Danlos Syndrome hypermobility type	5,169	—	5,169	100.0%
Other	187	329	(142)	-43.2%
Total direct costs	8,108	1,853	6,255	337.6%
Indirect costs:
Regulatory costs	431	484	(53)	-11.0%
Intangible amortization	276	276	—	—
Indirect lab costs	1,095	239	856	358.2%
Compensation and related expense	148	133	15	11.3%
Total indirect costs	1,950	1,132	818	72.3%
Total research and development expense	$10,058	$2,985	$7,073	237.0%

Total research and development expense increased $7.1 million to approximately $10.1 million for the six months ended June 30, 2014 as compared to $3.0 million for the six months ended June 30, 2013.  The increase is due primarily to stock issuance costs of approximately $5.2 million and a $0.8 million increase related to research and development costs incurred in the six months ended June 30, 2014, both in connection with our collaboration with Intrexon.  In addition, there was a $0.9 million increase in manufacturing and laboratory costs and an increase of $0.2 million in other spending.

Direct research and development expense by major clinical and pre-clinical development program were as follows:

Restrictive Burn Scarring (“RBS”) —  Costs increased approximately $0.2 million compared to the six months ended June 30, 2013 due to additional costs related to our phase II clinical trials currently in enrollment.

Vocal Cord Scarring (“VCS”) — Costs increased approximately $0.2 million compared to the six months ended June 30, 2013 due to additional costs related to our phase II clinical trials currently in enrollment.

Recessive Dystrophic Epidermolysis Bullosa (“RDEB”) — Costs increased approximately $1.0 million compared to the six months ended June 30, 2013 due to the expansion of our pre-clinical development program for RDEB during the six months ended June 30, 2014.

Morphea Profunda/ Linear Scleroderma  — This program began in the second half of 2013. Costs during the six months ended June 30, 2014 were approximately $0.2 million and related to early stage pre-clinical development.

Cutaneous Eosinophilias — This program began in the second half of 2013. Costs during the six months ended June 30, 2014 were approximately $0.2 million and related to early stage pre-clinical development.

Azficel-T — Costs decreased approximately $0.5 million compared to the six months ended June 30, 2013 due to the reduction in our process development program for azficel-T during the six months ended June 30, 2014.

Ehlers-Danlos Syndrome hypermobility type  — Costs to date are approximately $5.2 million and represent the cost of the 2014 supplemental stock issuance in connection with the second amendment to the exclusive channel collaboration agreement with Intrexon. No substantive work has yet begun on the development of this pre-clinical program.

Change in Revaluation of Warrant Liability.  During the six months ended June 30, 2014 and 2013, we recorded non-cash warrant income of approximately $1.0 million and non-cash warrant expense of $7.5 million in our statements of operations, respectively.

Other Income.  During the six months ended June 30, 2014, we recorded approximately $0.4 million of other income, primarily due to a settlement agreement with one of our suppliers.  There was no such income during the six months ended June 30, 2013.

Net Loss. Net loss for the six months ended June 30, 2014 and June 30, 2013 was $16.3 million and $19.2 million, respectively, representing a decrease of approximately $3.0 million.  The change is primarily due to a decrease of $8.4 million in the non-cash revaluation of the warrant liability, offset by $5.2 million in costs during the first quarter for the 2014 supplemental stock issuance in connection with the Second Amendment to the Channel Agreement with Intrexon

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

Statement of Cash Flows Data:	Six months Ended June 30,
($ in thousands)	2014	2013
Cash used in operating activities	$(10,286)	$(10,417)
Cash used in investing activities	$(211)	$(122)
Cash provided by financing activities	$—	$4

Operating Activities.  Cash used in operating activities during the six months ended June 30, 2014 was approximately $10.3 million, relatively consistent with cash used in operating activities during the six months ended June 30, 2013.

Investing Activities. Cash used in investing activities amounted to $0.2 million for the six months ended June 30, 2014 and $0.1 million for the six months ended June 30, 2013, due to the purchase of equipment for the laboratory facility in Exton, Pennsylvania.

Financing Activities. There was no cash used in or provided by financing activities for the six months ended June 30, 2014.  For the six months ended June 30, 2013, cash provided by financing activities amounted to less than $0.1 million on subscriptions of common stock.

Working Capital

As of June 30, 2014, we had cash and cash equivalents of approximately $49.5 million and working capital of approximately $47.5 million.  We expect to have sufficient cash to operate for at least the next twelve months. In addition, we expect we will require additional financing prior to our business achieving significant net cash from operations. We would likely raise such additional capital through the issuance of our equity or equity-linked securities, which may result in dilution to our investors, or by entering into strategic partnerships. Our ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering of equity or debt. To secure funding through strategic partnerships, it may be necessary to partner one or more of our technologies at an earlier stage of development, which could cause us to share a greater portion of the potential future economic value of those programs with our partners. There is no assurance that additional funding, through any of the aforementioned means, will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations could be materially negatively impacted.

Contractual Obligations

On April 6, 2005, we entered into a non-cancellable operating lease (the “Lease”) for its office, warehouse and laboratory facilities in Exton, Pennsylvania.  The lease agreement had a term of 8 years.  On February 17, 2012, we entered into an amended and restated lease (the “Amended Lease”) for an additional term of 10 years through the year 2023.  At June 30, 2014, our minimum lease payments under the Amended Lease total approximately $11.7 million.

During the six month period ended June 30, 2014, there have been no material changes to our other contractual obligations outside the ordinary course of business from those specified in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

See Note 3 in the accompanying notes to the consolidated financial statements for discussion on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of June 30, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except for the changes described below to remediate the previously reported material weakness, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

As more fully described in Part II, Item 9A of our Annual Report on Form 10-K, as amended on June 2, 2014, for the year ended December 31, 2013 and as referenced in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, a material weakness existed in our internal control over financial reporting.  As a result, management concluded that our internal control was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for financial reporting in accordance with GAAP as of December 31, 2013 and March 31, 2014.  The material weakness was as follows:

On May 6, 2014, Company management, in consultation with its Audit Committee, revised its prior position on accounting for warrants and concluded that its previously issued consolidated financial statements for all periods beginning with the quarterly period ended September 30, 2011 through December 31, 2013 (collectively, the “Affected Periods”) should not be relied on because of a misapplication in the guidance on accounting for warrants.

Of the Company’s warrants, approximately 5,335,000 were originally and correctly classified as liabilities on the Company’s balance sheets.  In connection with the Company’s October 2012 financing and a contemporaneous modification of those warrants to remove “down-round” anti-dilution protection, such warrants were erroneously reclassified as a component of equity as opposed to liabilities on the Consolidated Balance Sheets.  The corresponding Consolidated Statements of Operations did not include the subsequent non-cash changes in the estimated fair value of such warrants.  Those warrants, however, continued to contain a cash settlement feature regarding fundamental transactions that allowed those warrant holders to have a different settlement option than the Company’s stockholders upon certain fundamental transactions, including a change of control of the Company, thereby precluding equity treatment for the warrants.  In the course of management’s investigation, the Company also reviewed the warrant agreements for approximately 622,000 warrants that were originally classified as equity instruments upon their issuance.  Those warrants contained a similar fundamental transaction settlement provision that precluded equity treatment for such warrants.

The Company has devoted, and plans to continue to devote, significant efforts and resources to the remediation and improvement of its internal control over financial reporting.  While the Company has processes to identify and intelligently apply developments in accounting, the Company plans to continue to enhance these processes to better evaluate its research and understanding of the nuances of increasingly complex accounting standards.  The Company implemented the following changes in its internal control over financial reporting during the three months ended June 30, 2014:

•                  provided enhanced access to accounting literature, research materials and documents; and

•                  increased communication among its personnel and third party professionals with whom the Company consults regarding complex accounting applications.

We believe that the controls that we have implemented have remediated this material weakness in our internal control over financial reporting.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation efforts described above.

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

As described elsewhere in this Quarterly Report on Form 10-Q, in connection with the restatement process, we identified a material weakness in our internal control regarding our process and procedures related to our prior interpretation of ASC 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013. This material weakness resulted in a misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants, accumulated deficit accounts and related financial disclosures as discussed herein and in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. See Part I, Item 4, “Controls and Procedures.”

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                                         Defaults Upon Senior Securities

None

Item 4.                                                         Mine Safety Disclosure

Not Applicable

Item 5.                                                         Other Information

None

Item 6.                                                         Exhibits

(a) Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
10.1+	Exclusive License Agreement, dated June 1, 2014, by and between The Regents of the University of California and the Company (which we refer to as the “BMP2 Agreement”)
10.2+	Exclusive License Agreement, dated June 1, 2014, by and between The Regents of the University of California and the Company (which we refer to as the “Genomic Stability Agreement”)
10.3	Fibrocell Science, Inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2014)
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

* Filed or furnished, as applicable herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ Gregory Weaver
Gregory Weaver
SVP and Chief Financial Officer

Date:	August 11, 2014

INDEX TO EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
10.1+	Exclusive License Agreement, dated June 1, 2014, by and between The Regents of the University of California and the Company (which we refer to as the “BMP2 Agreement”)
10.2+	Exclusive License Agreement, dated June 1, 2014, by and between The Regents of the University of California and the Company (which we refer to as the “Genomic Stability Agreement”)
10.3	Fibrocell Science, Inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2014)
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ Confidential treatment has been requesteded as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

* Filed or furnished, as applicable herewith.