Form 10-Q/A
period 2014-06-30
Fibrocell Science, Inc.
filed 2014-10-07
CIK 357097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of October 2, 2014, issuer had 40,856,815 shares issued and outstanding of common stock, par value $0.001.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment Filing”) of Fibrocell Science, Inc. (the “Company”) amends the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 30, 2014, which was originally filed on August 11, 2014 (the “Original Filing”).  The Company is filing this Amendment Filing solely for the purpose of re-filing Exhibits 10.1 and 10.2 thereto in response to comments received from the Staff of the Securities and Exchange Commission in connection with a confidential treatment request with respect to the Exclusive License Agreement, dated June 1, 2014, by and between The Regents of the University of California and the Company (which we refer to as the “BMP2 Agreement”) and the Exclusive License Agreement, dated June 1, 2014, by and between The Regents of the University of California and the Company (which we refer to as the “Genomic Stability Agreement”).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment Filing also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment Filing and this Amendment Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment Filing does not modify or update any part of or information set forth in the Original Filing.

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

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and are marked accordingly.  The confidential portions have been filed separately with the Securities and Exchange Commission.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ David Pernock
David Pernock
Chief Executive Officer

Date: October 7, 2014

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

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and are marked accordingly.  The confidential portions have been filed separately with the Securities and Exchange Commission.

* Filed herewith.