Form 10-Q
period 2016-06-30
Fibrocell Science, Inc.
filed 2016-08-04
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2of the Exchange Act)     Yes ☐  No ☒
As of July 29, 2016, there were 43,898,785 outstanding shares of the registrant’s common stock, par value $0.001.

_____________________________

Unless the context otherwise requires, all references in this Form 10-Q to the “Company,” “Fibrocell,” “we,” “us,” and “our” include Fibrocell Science, Inc. and its subsidiaries.

Trademark Notice
Fibrocell®, Fibrocell Science®, the Fibrocell logo and LAVIV® are trademarks of Fibrocell Science, Inc. (Exton, PA). All other trademarks, service marks or trade names appearing in this Form 10-Q are the property of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:

•	our expectation that our existing cash resources will be sufficient to enable us to fund our operations into the fourth quarter of 2016;

•	our plans to address our capital requirements and the consequences of failing to do so;

•
our expectation to dose the first subject in the Phase I portion of our Phase I/II clinical trial of FCX-007 at the end of 2016 and to have three-month data for the adult subjects in the Phase I portion of the trial in the second half of 2017, as well as six-month data for a cohort of this group;

•	the anticipated submission of an Investigational New Drug application (IND) for FCX-013 to the United States Food and Drug Administration (FDA) in 2017;

•
expected costs associated with the wind-down of azficel-T (including LAVIV) operations at our Exton, PA facility including future cash expenditures to decommission our azficel-T manufacturing facility and to terminate and wind-down our contractual and other obligations relating to our azficel-T operations, as well as potential non-cash charges related to future impairments of the carrying values of inventory and equipment used in our azficel-T operations;

•	future expenses and capital expenditures;

•	our product development goals under the collaboration that we entered into with Intrexon Corporation (Intrexon) in December 2015;

•	the potential benefits of orphan drug and pediatric rare disease designations; and

•	the potential advantages of our product candidates and technologies;
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

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (2015 Form 10-K) and in particular, the risks and uncertainties discussed under the caption “Item 1A—Risk Factors”. As a result, you should not place undue reliance on forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Fibrocell Science, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
($ in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,161	$29,268
Inventory, net	109	482
Prepaid expenses and other current assets	636	1,244
Total current assets	8,906	30,994
Property and equipment, net of accumulated depreciation of $1,401 and $1,242, respectively	1,546	1,582
Intangible assets, net of accumulated amortization of $0 and $2,204, respectively	—	4,136
Other assets	64	—
Total assets	$10,516	$36,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$553	$499
Related party payable	924	10,720
Accrued expenses	1,253	1,779
Deferred revenue	408	457
Warrant liability, current	5	1,910
Total current liabilities	3,143	15,365
Warrant liability, long term	759	6,365
Deferred rent	785	779
Total liabilities	4,687	22,509
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 43,898,785 shares issued and outstanding as of June 30, 2016; 100,000,000 shares authorized, 43,898,785 shares issued and outstanding as of December 31, 2015	44	44
Additional paid-in capital	162,555	161,330
Accumulated deficit	(156,770)	(147,171)
Total stockholders’ equity	5,829	14,203
Total liabilities and stockholders’ equity	$10,516	$36,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue from product sales	$73	$55	$85	$168
Collaboration revenue	14	82	18	163
Total revenue	87	137	103	331
Cost of product sales	392	77	409	221
Cost of collaboration revenue	—	85	1	88
Total cost of revenue	392	162	410	309
Gross (loss) profit	(305)	(25)	(307)	22
Research and development expense	2,352	2,567	4,954	4,814
Research and development expense - related party	925	1,127	2,249	2,867
Selling, general and administrative expense	2,540	3,640	5,280	6,564
Intangible asset impairment expense	3,905	—	3,905	—
Restructuring costs	292	—	292	—
Operating loss	(10,319)	(7,359)	(16,987)	(14,223)
Other income (expense):
Warrant revaluation income (expense)	2,254	602	7,511	(1,061)
Other expense	(31)	—	(31)	—
Interest income	4	1	8	3
Loss before income taxes	(8,092)	(6,756)	(9,499)	(15,281)
Income tax benefit	—	—	—	—
Net loss	$(8,092)	$(6,756)	$(9,499)	$(15,281)

Per Share Information:
Net loss:
Basic	$(0.18)	$(0.17)	$(0.22)	$(0.37)
Diluted	$(0.18)	$(0.17)	$(0.26)	$(0.37)
Weighted average number of common shares outstanding:
Basic	43,898,785	40,889,732	43,898,785	40,875,704
Diluted	43,898,785	40,889,732	43,934,819	40,875,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)
($ in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount
Balance, December 31, 2015	43,898,785	$44	$161,330	$(147,171)	$14,203
Cumulative effect from adoption of new accounting standard (Note 3)	—	—	100	(100)	—
Stock-based compensation expense	—	—	1,125	—	1,125
Net loss	—	—	—	(9,499)	(9,499)
Balance, June 30, 2016	43,898,785	$44	$162,555	$(156,770)	$5,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
($ in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,499)	$(15,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,125	1,044
Warrant revaluation (income) expense	(7,511)	1,061
Depreciation and amortization	391	346
Provision for (recovery of) doubtful accounts	(12)	(1)
Inventory reserve	151	—
Intangible asset impairment	3,905	—
Loss on disposal or impairment of property and equipment	65	—
Decrease (increase) in operating assets:
Accounts receivable	12	2
Inventory	222	87
Prepaid expenses and other current assets	728	549
Other assets	(64)	—
Increase (decrease) in operating liabilities:
Accounts payable	(3)	1,061
Related party payable	(9,796)	(338)
Accrued expenses and deferred rent	(518)	599
Deferred revenue	(49)	84
Net cash used in operating activities	(20,853)	(10,787)
Cash flows from investing activities:
Purchase of property and equipment	(143)	(111)
Net cash used in investing activities	(143)	(111)
Cash flows from financing activities:
Payment of deferred offering costs	(109)	—
Proceeds from the exercise of stock options	—	255
Principle payments on capital lease obligations	(2)	(2)
Net cash (used in) provided by financing activities	(111)	253
Net decrease in cash and cash equivalents	(21,107)	(10,645)
Cash and cash equivalents, beginning of period	29,268	37,495
Cash and cash equivalents, end of period	$8,161	$26,850

Supplemental Cash Flow Disclosures:
Non Cash Investing and Financing Activities:
Property and equipment in accounts payable	$46	$—
Deferred offering costs in accounts payable	$11	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business and Organization

Organization

Fibrocell Science, Inc. (as used herein, “we,” “us,” “our,” “Fibrocell” or the “Company”) is the parent company of Fibrocell Technologies, Inc. (Fibrocell Tech). Fibrocell Tech is the parent company of Isolagen International, S.A., a company organized under the laws of Switzerland (Isolagen Switzerland). The Company’s international activities are currently immaterial.

Effective April 1, 2016, Fibrocell Science Hong Kong Limited (“Fibrocell Hong Kong”), a company organized under the laws of Hong Kong and former subsidiary of Fibrocell, was dissolved. As this entity had no historical financial or operational activities, the impact of the dissolution did not, and is not expected to have, a material impact on the Company’s present or future consolidated financial statements.

Business Overview

Fibrocell is an autologous cell and gene therapy company translating personalized biologics into medical breakthroughs. The Company is focused on discovering and developing therapies for the localized treatment of diseases affecting the skin and connective tissue. All of the Company’s product candidates incorporate its proprietary autologous fibroblast technology. The Company’s research and development efforts focus on gaining regulatory approvals of its product candidates in the United States.

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. As of June 30, 2016, the Company had cash and cash equivalents of approximately $8.2 million and working capital of approximately $5.8 million. The Company believes that its cash and cash equivalents at June 30, 2016 will be sufficient to fund operations into the fourth quarter of 2016. The Company will require additional capital to fund operations beyond that point. To meet its capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about its ability to continue as a going concern. Consequently, the audit report prepared by the Company’s independent registered public accounting firm related to its Consolidated Financial Statements for the year ended December 31, 2015 included a going concern explanatory paragraph.
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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2. Basis of Presentation (continued)

Reclassifications

The prior year Condensed Consolidated Financial Statements presented in this Form 10-Q contain certain reclassifications made to the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows to conform to the current year’s presentation. Specifically, related party payables were reclassified from accounts payable and accrued expenses as of June 30, 2015.
Note 3. Summary of Significant Accounting Policies

Intangible Assets

Intangible assets are research and development assets related to the Company’s primary study on azficel-T that were capitalized on the balance sheet upon emergence from bankruptcy. The portion of the reorganization value which was attributed to identifiable intangible assets was $6.3 million. Azficel-T had two current or target indications: the Company's FDA-approved product LAVIV® and a clinical development program for azficel-T for the treatment of vocal cord scarring resulting in chronic or severe dysphonia. Effective January 1, 2012, the Company launched LAVIV and as a result, the research and development intangible assets related to the Company’s primary study were considered to be finite-lived intangible assets and began amortizing over 12 years, the estimated useful life of the assets which is analogous with the exclusivity period granted to the Company under the BLA.

Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. The Company reviews the estimated remaining useful life of its intangible assets on an annual basis with any changes, if applicable, accounted for prospectively. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In June 2016, based on its failure to achieve primary efficacy endpoints for its Phase II clinical trial of azficel-T for the treatment of vocal cord scarring, the Company determined to wind-down its azficel-T operations as more fully described in Note 9. As a result, management concluded that the Company’s intangible assets had become fully impaired. Accordingly, a non-cash impairment charge of approximately $3.9 million was recorded during the three months ended June 30, 2016 and is included in the Condensed Consolidated Statement of Operations.

Stock-Based Compensation

The Company follows ASC 718, Compensation – Stock Compensation (ASC 718), or ASC 505-50, Equity – Equity Based Payments to Non-Employees, where applicable. The Company accounts for stock-based awards to employees using the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. In addition, the Company accounts for stock-based compensation to non-employees in accordance with the accounting guidance for equity instruments that are issued to entities or persons other than employees. The Company uses a Black-Scholes option-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, expected stock price volatility and expected term of the options. The value of the award that is ultimately expected to vest based on the achievement of a performance condition (i.e., service period) is recognized as expense on a straight-line basis over the requisite service period. See Note 7 for additional details.

Previously, ASC 718 required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. In the first quarter of 2016, the Company adopted FASB Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. In connection with the adoption of this ASU, the Company made an accounting policy election to account for forfeitures as they occur and applied this change in accounting policy on a modified retrospective basis. As a result, the Company recorded a cumulative-effect adjustment to retained earnings which resulted in an increase to accumulated deficit of $0.1 million with an offsetting

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3. Summary of Significant Accounting Policies (continued)

increase to additional paid-in capital (zero net total equity impact) as of the date of adoption, principally related to additional stock compensation expense that would have been recognized on unvested outstanding options unadjusted for estimated forfeitures.

Restructuring Costs

Restructuring charges are primarily comprised of severance costs related to workforce reductions, contract termination and wind-down costs, asset impairments and costs of decommissioning the Company’s azficel-T manufacturing facility. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognizes restructuring charges when the liability has been incurred, except for one-time employee termination benefits that are incurred over time. Generally, one-time employee termination benefits (i.e. severance costs) are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments. Other costs, including but not limited to, contract termination and wind-down costs and manufacturing facility decommissioning costs, will be recorded as incurred. Asset impairment charges have been, and will be, recognized when management has concluded that the assets have been impaired in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, or other applicable authoritative guidance. See Note 9 for additional details.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the six months ended June 30, 2016 and 2015, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses.  The Company has not recorded its net deferred tax asset as of either June 30, 2016 or December 31, 2015 because it maintains a full valuation allowance against all deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2016 and December 31, 2015, the Company had no uncertain tax positions.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued accounting pronouncements issued by the FASB or guidance issued by the SEC had or is expected to have a material impact on the Company’s present or future consolidated financial statements.
Note 4. Inventory

Inventories consist of raw materials and work in process intended for use in the manufacture of LAVIV, which was approved by the FDA in 2011 for the improvement of nasolabial fold wrinkles in adults. However, raw materials may be used for clinical trials and are charged to research and development (R&D) expense when consumed for such activities.
Inventories consisted of the following as of:

($ in thousands)	June 30, 2016	December 31, 2015

Raw materials (LAVIV and product candidates)	$71	$338
Work in process (LAVIV)	189	144
Total inventory, gross	260	482
Less: Reserve for work in process expiration	(151)	—
Total inventory, net	$109	$482

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Inventory (Continued)

In connection with the wind-down of the Company’s azficel-T operations, as more fully described in Note 9, the Company recognized inventory write-downs of approximately $0.2 million in cost of goods sold and recorded a reserve for work in process expiration of approximately $0.2 million during the second quarter of 2016. With respect to LAVIV, the Company is no longer accepting new prescriptions.
Note 5. Warrants

The Company accounts for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. As of June 30, 2016 and December 31, 2015, all of the Company’s outstanding common stock warrants were classified as derivative liabilities and accounted for based on the guidance in ASC 815, Derivatives and Hedging as the warrants contain “down-round protection” or other terms that could potentially require “net cash settlement” and hence were determined not to be indexed to the Company’s own stock. The warrants will continue to be classified as a liability, regardless of the likelihood that such instruments will ever be settled in cash, until they are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

The following table summarizes outstanding liability-classified warrants to purchase common stock:

	Number of Warrants
Liability-classified warrants	June 30, 2016	December 31, 2015	Exercise Price	Expiration Dates
Issued in March 2010 financing	—	319,789	$6.25	Mar 2016
Issued in June 2011 financing	—	6,113	$22.50	Jun 2016
Issued in Series B and D Preferred Stock offerings	1,970,594	1,970,594	$6.25	Jul 2016 - Dec 2016
Issued in August 2011 financing	565,759	565,759	$18.75	Aug 2016
Issued to placement agents in August 2011 financing	50,123	50,123	$13.635	Aug 2016
Issued in Series E Preferred Stock offering	60,000	60,000	$2.50	Dec 2017
Issued with Convertible Notes	1,125,578	1,125,578	$2.50	Jun 2018
Issued in Series E Preferred Stock offering	1,568,823	1,568,823	$7.50	Dec 2018
Total	5,340,877	5,666,779

The table below is a summary of the Company’s warrant activity during the six months ended June 30, 2016:

	Number of warrants	Weighted- average exercise price
Outstanding at December 31, 2015	5,666,779	$7.14
Granted	—	—
Exercised	—	—
Expired	(325,902)	6.55
Outstanding at June 30, 2016	5,340,877	$7.18

Accounting for Liability-classified Warrants

The foregoing warrants were recorded as derivative liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income or expense in the Company’s Condensed Consolidated Statements of Operations in each subsequent period. The change in the estimated fair value of the warrant liability for the three and six months ended June 30, 2016 resulted in non-cash income of approximately $2.3 million and $7.5 million, respectively. The change in the estimated fair value of the warrant liability for the three and six months ended June 30, 2015 resulted in non-

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5. Warrants (continued)

cash income of approximately $0.6 million and non-cash expense of approximately $1.1 million, respectively. The Company utilizes a Monte Carlo simulation valuation method to value its liability-classified warrants.

Assumptions Used in Determining Fair Value of Warrants

The estimated fair value of warrants is determined using Level 2 and Level 3 inputs.  Inherent in the Monte Carlo simulation valuation method are the following assumptions:

Volatility. The Company estimates stock price volatility based on the Company’s historical stock price performance over a period of time that matches the expected remaining life of the warrants.

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

The following table summarizes the calculated aggregate fair values, along with the inputs and assumptions utilized in each calculation:

($ in thousands except per share data)	June 30, 2016	December 31, 2015
Calculated aggregate value	$764	$8,275
Weighted average exercise price per share	$7.18	$7.14
Closing price per share of common stock	$1.15	$4.55
Volatility	97.2%	85.2%
Weighted average remaining expected life	1 year, 3 months	1 year, 8 months
Risk-free interest rate	0.49%	0.98%
Dividend yield	—	—
Note 6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820, Fair Value Measurement, to account for financial assets and liabilities measured at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The guidance requires fair value measurements be classified and disclosed in one of the following three categories within the hierarchy:

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of:

	June 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,161	$—	$—	$8,161
Liabilities:
Warrant liability	$—	$—	$764	$764

	December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$29,268	$—	$—	$29,268
Liabilities:
Warrant liability	$—	$—	$8,275	$8,275

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis - Common Stock Warrants

The reconciliation of the warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Warrant
($ in thousands)	Liability
Balance at December 31, 2015	$8,275
Expiration of warrants (1)	(62)
Change in fair value of warrant liability	(7,449)
Balance at June 30, 2016	$764

(1)
Represents the fair value as of the beginning of the year for warrants expiring during the year and has been recorded to warrant revaluation income or expense in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2016.

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
Note 7. Stock-Based Compensation

2009 Equity Incentive Plan

The Company’s Board of Directors (the Board) adopted the 2009 Equity Incentive Plan (as amended to date, the Plan) effective September 3, 2009.  The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives.  The Plan allows for the issuance of up to 7,600,000 shares of the Company’s common stock.  In addition, there are 25,000 options outstanding that were issued outside the Plan to consultants in 2013.

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the terms of options do not exceed ten years.  Vesting schedules for stock options vary, but generally vest 25% per year over four years for employee options and on the one-year anniversary date for non-employee director options. The Plan had 3,365,103 shares available for future grants as of June 30, 2016.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the six months ended June 30, 2016 and 2015, the weighted average fair market value for options granted was $1.53 and $3.57, respectively.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the Condensed Consolidated Statements of Operations was approximately $0.6 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.1 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively.

Assumptions Used in Determining Fair Value of Stock Options

Inherent in the Black-Scholes option-pricing model are the following assumptions:

Volatility. The Company estimates stock price volatility based on the Company’s historical stock price performance over a period of time that matches the expected term of the stock options.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption.

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised in the future. The Company applied the simplified method of estimating the expected term of the options, described in the SEC’s Staff Accounting Bulletins 107 and 110, as the historical experience is not indicative of the expected behavior in the future. The expected term, calculated under the simplified method, is applied to groups of stock options that have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7. Stock-Based Compensation (continued)

Forfeitures. The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The fair market value of these stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended:

	June 30, 2016	June 30, 2015
Expected term	6 years, 1 month	6 years, 1 month
Interest rate	1.40%	1.56%
Dividend yield	—	—
Volatility (1)	92.4%	103.3%

(1)
For the six months ended June 30, 2016, the Company estimated expected volatility based on the historical volatility of its own common stock on a stand-alone basis. Prior to January 1, 2016, including the six months ended June 30, 2015, the Company estimated expected volatility based on the historical volatility of a peer group.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2016:

($ in thousands except share and per share data)	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2015	3,134,094	$6.23	8 years	$1,630
Granted	1,091,000	2.01
Exercised	—	—
Forfeited	(29,256)	4.61
Expired	(188)	4.24
Outstanding at June 30, 2016 (1)	4,195,650	$5.15	8 years	$43
Exercisable at June 30, 2016	1,954,190	$7.50	6 years, 11 months	$—

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The total fair value of options vested during the six months ended June 30, 2016 was approximately $1.6 million. Additionally, as of June 30, 2016, there was approximately $4.7 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.8 years.
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

For the three months ended June 30, 2016 and 2015, the Company incurred total expenses of $0.9 million and $1.1 million, respectively, with Intrexon, for work performed under the 2012 ECC. During the same periods, no expenses were

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8. Related Party Transactions (continued)

incurred for work performed under the 2015 ECC. Of the $0.9 million incurred during the 2016 period, $0.3 million related to direct expenses for work performed by Intrexon and $0.6 million related to pass-through costs. Of the $1.1 million incurred during the 2015 period, $0.8 million related to direct expenses for work performed by Intrexon and $0.3 million related to pass-through costs.

For the six months ended June 30, 2016 and 2015, the Company incurred total expenses of $2.2 million and $2.9 million, respectively, with Intrexon, for work performed under the 2012 ECC. During the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $2.2 million incurred during the 2016 period, $0.8 million related to direct expenses for work performed by Intrexon and $1.4 million related to pass-through costs. Of the $2.9 million incurred during the 2015 period, $1.7 million related to direct expenses for work performed by Intrexon and $1.2 million related to pass-through costs.

As of June 30, 2016 and December 31, 2015, the Company had outstanding payables to Intrexon of $0.9 million and $10.7 million, respectively. In connection with the 2015 ECC, in consideration for the license and the other rights that the Company receives under the agreement, the Company paid Intrexon an up-front technology access fee of $10 million in cash in January 2016.
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
Note 9. Restructuring Costs

In June 2016, the Company determined to wind-down its azficel-T operations at the Company’s Exton, PA facility and to reduce the workforce that supports such operations. This decision enables the Company to focus its resources towards pre-clinical and clinical research and development of its gene-therapy product candidates.

Restructuring-related charges for both the three and six months ended June 30, 2016 totaled approximately $0.3 million and were comprised of approximately $0.3 million of employee severance and benefit related charges and less than $0.1 million of asset impairments.

The restructuring and asset impairment activity for the six months ended June 30, 2016 was as follows:

($ in thousands)	Employee Severance and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2015	$—	$—	$—
Additional accruals	258	34	292
Cash payments	—	—	—
Non-cash settlements	—	(34)	(34)
Accrued restructuring balance as of June 30, 2016	$258	$—	$258

The restructuring-related charges incurred during the three and six months ended June 30, 2016 related to employee severance and benefits resulting from the reduction-in-workforce and the impairment of property and equipment. In connection with the reduction-in-workforce, 25 positions were eliminated, primarily in the areas of manufacturing and quality operations, representing approximately 50% of the Company's employees. The accrued restructuring balance as of June 30, 2016 relates to employee severance and benefits which are expected to be paid in the third quarter of 2016 and is recorded as a current liability within accrued expenses in the Condensed Consolidated Balance Sheet. Additionally, the Company recognized inventory write-downs in cost of goods sold related to the wind-down of its azficel-T operations as described in Note 4.

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 9. Restructuring Costs (continued)

The Company expects to incur additional charges in the future for employee severance and benefits, contract termination and wind-down costs, assets impairments and costs to decommission the Company’s azficel-T manufacturing facility, but cannot estimate them at this time.
Note 10.  Loss Per Share

Basic loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during that period.  The diluted loss per share calculation gives effect to dilutive stock options, warrants and other potentially dilutive common stock equivalents outstanding during the period.  Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and warrants, assuming the exercise of all in-the-money common stock equivalents based on the average market price during the period.  Common stock equivalents have been excluded where their inclusion would be anti-dilutive.

Details in the computation of basic and diluted loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share and per share data)	2016	2015	2016	2015
Loss per share - basic:
Numerator for basic loss per share	$(8,092)	$(6,756)	$(9,499)	$(15,281)
Denominator for basic loss per share	43,898,785	40,889,732	43,898,785	40,875,704
Basic loss per common share	$(0.18)	$(0.17)	$(0.22)	$(0.37)
Loss per share - diluted:
Numerator for diluted loss per share	$(8,092)	$(6,756)	$(9,499)	$(15,281)
Adjust: Warrant revaluation income (expense) for dilutive warrants	—	—	1,958	—
Net loss attributable to common share	$(8,092)	$(6,756)	$(11,457)	$(15,281)
Denominator for basic loss per share	43,898,785	40,889,732	43,898,785	40,875,704
Plus: Incremental shares underlying dilutive warrants outstanding	—	—	36,034	—
Denominator for diluted loss per share	43,898,785	40,889,732	43,934,819	40,875,704
Diluted net loss per common share	$(0.18)	$(0.17)	$(0.26)	$(0.37)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
“In the money” stock options	216,000	1,482,614	545,500	1,518,957
“Out of the money” stock options	3,979,650	1,654,200	3,556,497	1,442,200
“In the money” warrants	—	1,201,698	—	1,201,698
“Out of the money” warrants	5,340,877	4,831,352	4,751,145	4,831,352

Other securities excluded from the calculation of diluted loss per share:
Stock options with performance condition	—	100,000	—	100,000

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Equity

Common Stock - Shares Authorized

In July 2016, the Company amended its Restated Certificate of Incorporation, as amended, to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 150,000,000. The amendment was approved by stockholders in June at the Company’s 2016 Annual Meeting of Stockholders.

Common Stock - “At-The-Market” Equity Program

In January 2016, the Company entered into a Controlled Equity Offering™ Sales Agreement (the ATM Agreement) with Cantor Fitzgerald & Co. (Cantor Fitzgerald) to implement an "At-The-Market" (ATM) equity program under which the Company, from time to time, may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the Shares) through Cantor Fitzgerald.

Subject to the terms and conditions of the ATM Agreement, Cantor Fitzgerald will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the ATM Agreement or terminate the ATM Agreement. Cantor Fitzgerald will be entitled to a fixed commission of up to 3.0% of the gross proceeds from Shares sold. Through June 30, 2016, no Shares have been sold through the ATM equity program.

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

Overview

We are an autologous cell and gene therapy company focused on translating personalized biologics into medical breakthroughs for diseases affecting the skin and connective tissue. Our approach to personalized biologics is distinctive and the foundation of our personalized biologics platform is our proprietary autologous fibroblast technology. Fibroblasts are the most common cell in skin and connective tissue and are responsible for synthesizing extracellular matrix proteins, including collagen and other growth factors, that provide structure and support. Because fibroblasts naturally reside in the localized environment of the skin and connective tissue, they represent an ideal delivery vehicle for proteins targeted to these areas. We target the underlying cause of disease by using fibroblast cells from a patient's skin to create localized therapies with genetic modification that are compatible with the unique biology of the patient (i.e., autologous).

We are focused on discovering and developing localized therapies for diseases affecting the skin and connective tissue, where there are high unmet needs, to improve the lives of patients and their families. In that regard, we commit significant resources to our research and development programs. Currently, all of our research and development operations and focus are on gaining regulatory approvals to commercialize our product candidates in the United States; however, we may seek to expand into international markets in the future.

Our current pipeline consists of the following product candidates which we are developing in collaboration with Intrexon Corporation (Intrexon):

Development Programs

FCX-007 for Recessive Dystrophic Epidermolysis Bullosa

Recessive dystrophic epidermolysis bullosa (RDEB) is the most severe form of dystrophic epidermolysis bullosa (DEB), a congenital, progressive, devastatingly painful and debilitating genetic disorder that often leads to death. RDEB is caused by a mutation of the COL7A1 gene, the gene which encodes for type VII collagen (COL7), a protein that forms anchoring fibrils. Anchoring fibrils hold together the layers of skin, and without them, skin layers separate causing severe blistering, open wounds and scarring in response to friction, including normal daily activities like rubbing or scratching. Children who inherit this condition are often called “butterfly children” because their skin can be as fragile as a butterfly’s wings. We estimate that there are approximately 1,100 - 2,500 RDEB patients in the U.S. Currently, treatments for RDEB address only the sequelae, including daily bandaging (which can cost a patient in excess of $10,000 per month), hydrogel dressings, antibiotics, feeding tubes and surgeries.

Our lead product candidate, FCX-007, is in clinical development for the treatment of RDEB. In addition to having orphan drug designation from the U.S. Food and Drug Administration’s (FDA) Office of Orphan Products Development (OOPD), FCX-007 also was granted pediatric rare disease designation. FCX-007 is a genetically-modified autologous fibroblast that encodes the gene for COL7 for localized treatment of RDEB and is being developed in collaboration with Intrexon. By genetically modifying autologous fibroblasts, ex vivo, to produce COL7, culturing them and then treating blisters and wounds locally via injection, FCX-007 offers the potential to address the underlying cause of the disease by providing high levels of COL7 directly to the affected areas, thereby avoiding systemic treatment. In addition, we believe the autologous nature of the cells, localized delivery, use of an integrative vector and the low turnover rate of the protein will contribute to long-term persistence of the COL7 produced by FCX-007.

Phase I/II Trial of FCX-007 for RDEB

The primary objective of this open-label trial is to evaluate the safety of FCX-007 in RDEB subjects. Additionally, the trial will assess (i) the mechanism of action of FCX-007 through the evaluation of type VII collagen expression and the presence of anchoring fibrils and (ii) the efficacy of FCX-007 through intra-subject paired analysis of target wound area by comparing FCX-007 treated wounds to untreated wounds in Phase I and to wounds administered with sterile saline in Phase II. Six adult subjects are expected to be treated with FCX-007 in the Phase I portion of the trial and six pediatric subjects in the Phase II portion of the trial. Prior to enrolling pediatric subjects, we are required to obtain allowance from the FDA and submit evidence of FCX-007 activity in adult subjects and final data from an ongoing toxicology study.

We are actively recruiting adult subjects for the Phase I portion of this trial and currently have 2 subjects enrolled. We expect to dose our first subject at the end of 2016. Additional adult subjects will be dosed after a required 90-day waiting period following the dosing of the first subject. This required waiting period is to provide time to assess the safety of the first dose of the new gene therapy. We expect to have three-month post-treatment data for safety, mechanism of action and efficacy for the adult subjects in the Phase I portion of the trial in the second half of 2017, as well as six-month data for a cohort of this group.

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

Our second gene-therapy product candidate, FCX-013, is in pre-clinical development for the treatment of linear scleroderma. FCX-013 incorporates Intrexon’s proprietary RTS® switch, a biologic switch activated by an orally administered compound to control future protein expression once the initial fibrosis has been resolved. FCX-013 is designed to be injected under the skin at the location of the fibrosis where the genetically-modified fibroblast cells will produce a protein to break down excess collagen accumulation. The patient takes an oral compound to facilitate protein expression. Once the fibrosis is resolved, the patient will stop taking the oral compound which will stop further production of the subject protein by FCX-013.

We have successfully completed a proof-of-concept study for FCX-013 in which the primary objective was to determine whether FCX-013 had the potential to reduce dermal thickness in fibrotic tissue. In this study, FCX-013 was evaluated in a bleomycin-induced scleroderma model utilizing severe combined immunodeficiency (SCID) mice. Data from the study demonstrated that FCX-013 reduced dermal thickness of fibrotic tissue to levels similar to that of the non-treated control and further reduced the thickness of the sub-dermal muscle layer. Based upon these data and the FDA’s feedback to our pre-IND briefing package, we are advancing FCX-013 into a pre-clinical dose-ranging study to be followed by a toxicology/biodistribution study. In April 2016 we received orphan drug designation from the OOPD for FCX-013 for the treatment of localized scleroderma. We expect to submit an IND application for FCX-013 to the FDA in 2017.

Gene Therapy Research Program for Arthritis and Related Conditions

Arthritis is a broad term that covers a group of more than 100 different types of diseases that affect the joints, as well as connective tissues and organs, including the skin. According to the Centers for Disease Control and Prevention, arthritis—characterized by joint inflammation, pain and decreased range of motion—is the United States’ most common cause of disability affecting more than 52 million adults as well as 300,000 children at a cost exceeding $120 billion.

Our third gene-therapy program is focused on the treatment of arthritis and related conditions. Our goal is to deliver a protein therapy locally to the joint to provide sustained efficacy while avoiding key side effects typically associated with systemic therapy.

Intrexon Collaborations

We collaborate with Intrexon Corporation, a related party, through two distinct exclusive channel collaboration agreements consisting of the Exclusive Channel Collaboration Agreement entered into in October 2012 and amended in June 2013 and January 2014 (as amended, the 2012 ECC) and the Exclusive Channel Collaboration Agreement entered into in December 2015 (the 2015 ECC). Pursuant to these agreements, we engage Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburse Intrexon for its cost for time and materials for such work. We are developing FCX-007 and FCX-013 under the 2012 ECC and we are in the research phase for a gene-therapy treatment for arthritis and related conditions under the 2015 ECC. For additional details, see Note 8 in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q and additional disclosures included in our 2015 Form 10-K.
Wind-down of azficel-T Operations

In June 2016, we reported that the primary efficacy endpoints were not met in our Phase II clinical trial of azficel-T for the treatment of vocal cord scarring resulting in chronic or severe dysphonia. As a result, we determined to wind-down azficel-T (including LAVIV) operations at our Exton, PA facility in order to focus our efforts and resources on our gene-therapy portfolio of product candidates. In connection with this wind-down, we eliminated 25 positions, primarily in the areas of manufacturing and quality operations, representing approximately 50% of our employees. We have incurred one-time termination costs in connection with the reduction in workforce, which include severance, benefits and related costs, of approximately $0.3 million for the quarter ended June 30, 2016 and expect to incur an additional $0.1 million for the quarter ended September 30, 2016. We have incurred approximately $0.3 million and less than $0.1 million, respectively, for non-cash impairment charges against the carrying values of inventory (including reserves) and equipment used in our azficel-T operations for the quarter ended June 30, 2016. Additionally, we expect to incur other cash expenditures to decommission our azficel-T manufacturing facility and to terminate and wind-down our contractual and other obligations relating to our azficel-T operations, as well as potential non-cash charges related to future impairments of the carrying values of inventory and equipment used in our azficel-T operations, but cannot estimate them at this time. Please refer to Note 9 in the accompanying Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q for further details including the financial statement impact this restructuring has had, and is expected to have, on our results of operations.

With the focus now on our gene-therapy portfolio, we are actively seeking an acquiror for azficel-T.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of June 30, 2016, we had an accumulated deficit of $156.8 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

Our financial condition is summarized below as of the following dates:

	June 30, 2016	December 31, 2015	Change
($ in thousands)			$	%
Cash and cash equivalents	$8,161	$29,268	$(21,107)	(72.1)%
Working capital:
Total current assets	$8,906	$30,994	$(22,088)	(71.3)%
Total current liabilities	(3,143)	(15,365)	12,222	(79.5)%
Net working capital	$5,763	$15,629	$(9,866)	(63.1)%

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $8.2 million as of June 30, 2016. As of June 30, 2016, we had net working capital of $5.8 million. Net working capital decreased approximately $9.9 million, or 63.1%, from December 31, 2015 to June 30, 2016. This decrease is primarily the result of net consumption of cash used in operations to further our development programs (for which future funding requirements are described below). We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2016; however, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations. Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

•	the cost of clinical activities and outcomes related to our Phase I/II clinical trial for FCX-007;

•	the costs of pre-clinical activities and outcomes related to FCX-013, for which we expect to file an IND with the FDA in 2017;

•
the costs to wind-down our azficel-T (including LAVIV) operations including, without limitation, the costs to decommission our azficel-T manufacturing facility and to terminate and wind-down our contractual and other obligations relating to our azficel-T operations;

•	the cost of additional clinical trials in order to obtain regulatory approvals for our product candidates;

•	the cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications; and

•	the cost of filing, surveillance around, prosecuting, defending and enforcing patent claims.

To meet our capital needs, we are considering multiple alternatives, including but not limited to equity financings, debt financings, corporate collaborations, partnerships and other strategic transactions and funding opportunities. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, will result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing that we complete may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration or partnership arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Additionally, there can be no assurance that we will be able to complete any such financings or capital-raising transactions on acceptable terms or otherwise.

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

These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its audit report on our Consolidated Financial Statements for the year ended December 31, 2015 in our 2015 Form 10-K related to our ability to continue as a going concern.

Cash Flows
Our cash flow activity is summarized below for the following periods:

	Six months ended June 30,
($ in thousands)	2016	2015
Net cash flows (used in) provided by:
Operating activities	$(20,853)	$(10,787)
Investing activities	$(143)	$(111)
Financing activities	$(111)	$253

Operating Activities. Cash used in operating activities during the six months ended June 30, 2016 was approximately $20.9 million, an increase of $10.1 million as compared to the same period last year, primarily due to the $10 million up-front technology access fee payment to Intrexon in January 2016 in connection with the 2015 ECC.

Investing Activities. Cash used in investing activities during both the six months ended June 30, 2016 and 2015 was related primarily to equipment purchases.

Financing Activities. Cash used in financing activities during the six months ended June 30, 2016 was related to payments of deferred offering costs in connection with our “at-the-market” equity offering program. Cash provided by financing activities during the same period in 2015 related to cash received for employee stock option exercises. See Note 11 in the accompanying Notes to the Condensed Consolidated Financial Statements for additional information regarding our “at-the-market” offering program. To date, no shares of common stock have been sold and thus no proceeds have been received from this program.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2016 and 2015

Revenue and Cost of Revenue

Revenue and cost of revenue were comprised of the following:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue from product sales	$73	$55	32.7%	$85	$168	(49.4)%	(1)
Collaboration revenue	14	82	(82.9)%	18	163	(89.0)%	(2)
Total revenue	87	137	(36.5)%	103	331	(68.9)%
Cost of product sales	392	77	409.1%	409	221	85.1%	(3)
Cost of collaboration revenue	—	85	(100.0)%	1	88	(98.9)%	(4)
Total cost of revenue	392	162	142.0%	410	309	32.7%
Gross (loss) profit	$(305)	$(25)	1,120.0%	$(307)	$22	(1,495.5)%

(1)
Revenue from product sales solely relates to, and is recognized based on, the shipment of LAVIV injections to patients. Although the number of injections can fluctuate from period to period, product revenues continue to be, and are expected to remain, insignificant to our operations. In connection with the wind-down of azficel-T operations, the Company is no longer accepting new prescriptions.

(2)
Collaboration revenue is related to a research and development agreement that we have with a third party to investigate potential new non-pharmaceutical applications for our conditioned fibroblast media technology. Revenue recognized to date relates to an upfront license fee of approximately $0.1 million that is being amortized over the estimated total contract period and $0.2 million for a proof-of-concept study that was completed during the fourth quarter of 2015. Collaboration revenue for the three and six months ended June 30, 2016 solely relates to amortization of the upfront license fee while collaboration revenue for the three and six months ended June 30, 2015 includes amortization of both the upfront license fee and proof-of-concept study.

(3)
Cost of product sales includes direct and indirect costs related to the processing of cells for LAVIV. Cost of product sales increased approximately $0.3 million, or 409.1%, for the three months ended June 30, 2016 and $0.2 million, or 85.1%, for the six months ended June 30, 2016 as compared to the same periods in 2015. The increases for both the three and six month periods are primarily due to the write-down of raw materials inventory and reserve for work in process inventory, both recorded during the second quarter of 2016 in connection with the wind-down of our azficel-T operations.

(4)
Cost of collaboration revenue during the three and six months ended June 30, 2015 relates to a proof-of-concept study which was completed during 2015. As such, no such expenses were incurred during the three and six months ended June 30, 2016.

Research and Development Expense

For each of our research and development programs, we incur both direct and indirect expenses. We track direct research and development expenses by program, which include third party costs such as contract research, consulting and pre-clinical and clinical development costs. We do not allocate indirect research and development expenses, which may include regulatory, laboratory (equipment and supplies), personnel, facility, process development and other overhead costs (including depreciation and amortization), to specific programs, as these resources are to be deployed across all of our product candidates. We expect research and development costs to continue to be significant for the foreseeable future as a result of our pre-clinical studies and clinical trials, as well as our ongoing collaborations with Intrexon.

Research and development expense was comprised of the following:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2016	2015	% Change	2016	2015	% Change
Direct costs:
FCX-007	$895	$905	(1.1)%	$1,918	$2,227	(13.9)%	(1)
FCX-013	109	254	(57.1)%	419	704	(40.5)%	(2)
azficel-T for vocal cord scarring	135	436	(69.0)%	170	724	(76.5)%	(3)
Other	22	43	(48.8)%	56	102	(45.1)%
Total direct costs	1,161	1,638	(29.1)%	2,563	3,757	(31.8)%
Indirect costs:
Regulatory costs	275	239	15.1%	450	480	(6.3)%
Intangible amortization	93	138	(32.6)%	231	276	(16.3)%
Compensation and related expense	959	888	8.0%	2,055	1,816	13.2%	(4)
Process development	401	176	127.8%	999	192	420.3%	(5)
Other indirect R&D costs	388	615	(36.9)%	905	1,160	(22.0)%	(6)
Total indirect costs	2,116	2,056	2.9%	4,640	3,924	18.2%
Total research and development expense	$3,277	$3,694	(11.3)%	$7,203	$7,681	(6.2)%

(1)
Costs for our FCX-007 program for the three months ended June 30, 2016 were consistent with those incurred during the same period in 2015. Costs decreased approximately $0.3 million, or 13.9%, for the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to the completion of pre-clinical development activities in the first quarter of 2016 that were ongoing during the first and second quarters of 2015, offset by the initiation of the Phase I portion of our Phase I/II clinical trial for FCX-007 in adults in the second quarter of 2016.

Through June 30, 2016, we have incurred approximately $19.1 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase I/II clinical trial protocol and recruiting subjects. Going forward, research and development investments for this program are expected to support clinical product manufacturing, statistical analyses, report generation and future clinical trial costs.

(2)
Costs for our FCX-013 program decreased approximately $0.1 million, or 57.1%, for the three months ended June 30, 2016 and $0.3 million, or 40.5%, for the six months ended June 30, 2016 as compared to the same periods in 2015. The decreases for both the three and six month periods are primarily due to the completion of our proof-of-concept study in the first quarter of 2016, as compared to early product development expenses incurred in the first half of 2015 which included gene screening and selection, construct build and optimization, vector optimization, assay development, RTS® switch and ligand optimization and some early animal model work.

Through June 30, 2016, we have incurred approximately $9.6 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Intrexon. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept study. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee (NIH RAC) meeting preparation expenses and the design and execution of clinical trials.

(3)
Costs for our azficel-T for vocal cord scarring program decreased approximately $0.3 million, or 69.0%, for the three months ended June 30, 2016 and $0.6 million, or 76.5%, for the six months ended June 30, 2016 as compared to the same periods in 2015 as dosing in the Phase II trial was complete as of December 31, 2015. Therefore, no subject enrollment or clinical manufacturing costs were incurred in the 2016 periods.

Through June 30, 2016, we have incurred approximately $2.6 million in direct research and development costs related to this program, life-to-date. These costs include the author and review of clinical trial protocols, recruiting investigator sites, the cost to manufacture clinical trial material, recruiting subjects, executing our Phase I and II clinical trials and statistical analyses. Going forward, no significant research and development investments for this program are anticipated as the Phase II trial did not meet primary efficacy endpoints and the trial will be terminated upon assessment of the final 12-month endpoint.

(4)
Compensation and related expense increased approximately $0.1 million, or 8.0%, for the three months ended June 30, 2016 and $0.2 million, or 13.2%, for the six months ended June 30, 2016 as compared to the same periods in 2015. The increases for both the three- and six-month periods are primarily due to increases in salaries and other employee benefits.

(5)
Process development costs increased approximately $0.2 million, or 127.8%, for the three months ended June 30, 2016 and $0.8 million, or 420.3%, for the six months ended June 30, 2016 as compared to the same periods in 2015. The increases for both the three and six month periods are primarily due to an increase in internal process development work as additional resources were directed towards optimizing our current manufacturing processes, benefiting several of our ongoing development programs.

(6)
Other indirect R&D costs decreased approximately $0.2 million, or 36.9%, for the three months ended June 30, 2016 and $0.3 million, or 22.0%, for the six months ended June 30, 2016 as compared to the same periods in 2015. The decreases for both the three and six month periods are primarily due to a research agreement with an unrelated third party that was ongoing during the 2015 periods but terminated in the second half of 2015.

Selling, General and Administrative Expense
Selling, general and administrative expense was comprised of the following:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2016	2015	% Change	2016	2015	% Change
Compensation and related expense	$1,352	$1,638	(17.5)%	$2,750	$2,525	8.9%	(1)
Professional fees	434	1,277	(66.0)%	1,018	2,569	(60.4)%	(2)
Facilities and related expense and other	754	725	4.0%	1,512	1,470	2.9%
Total selling, general and administrative expense	$2,540	$3,640	(30.2)%	$5,280	$6,564	(19.6)%

(1)
Compensation and related expense decreased approximately $0.3 million, or 17.5%, for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to decreases in bonus and non-cash stock-based compensation expenses, offset by an increase in other employee benefits.

Compensation and related expense increased approximately $0.2 million, or 8.9%, for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to increases in salaries and other employee benefits, offset by a decrease in bonus expense.

(2)
Professional fees decreased approximately $0.8 million, or 66.0%, for the three months ended June 30, 2016 and $1.6 million, or 60.4%, for the six months ended June 30, 2016 as compared to the same periods in 2015. The decreases for both the three- and six-month periods are primarily due to legal fees related to litigation and contract matters that were incurred in the prior year period and did not recur in 2016. Additionally, in the second quarter of 2015, we hired in-house general counsel which further reduced legal costs incurred with outside vendors.

Intangible Asset Impairment Expense

During the three months ended June 30, 2016 we recorded a non-cash impairment charge of approximately $3.9 million to write off the Company’s intangible assets. No such charges were incurred in the prior periods. See Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q.

Restructuring Costs

During the three months ended June 30, 2016 we recorded restructuring costs totaling approximately $0.3 million which were comprised of employee severance and benefit related charges associated with our reduction in workforce and non-cash impairment charges against the carrying values of equipment. No such costs were incurred in the prior periods. See additional information included under the heading “Wind-down of azficel-T Operations” in Item 2 of this Form 10-Q and in Note 9 in the accompanying Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q.

Warrant Revaluation Income (Expense)

During the three months ended June 30, 2016 and 2015, we recorded non-cash income of approximately $2.3 million and $0.6 million for warrant revaluation charges in our Condensed Consolidated Statements of Operations, respectively. During the six months ended June 30, 2016 and 2015, we recorded non-cash income of approximately $7.5 million and non-cash expense of $1.1 million for warrant revaluation charges in our Condensed Consolidated Statements of Operations, respectively. Due to the nature and inputs of the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations from period to period. These fluctuations are due to a variety of factors including changes in our stock price, changes in the remaining contractual life of the warrants, and changes in management's estimated probability of certain events occurring that would impact the warrants. The primary reason for the significant changes between the warrant revaluation charges for both the three and six month ended comparable periods noted above was the decrease in our stock price during both the three and six months ended June 30, 2016 compared to an increase in our stock price experienced during both the three and six months ended June 30, 2015.
Contractual Obligations

During the six months ended June 30, 2016, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2015 Form 10-K.
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

A summary of our significant accounting policies is described in Note 3 to our Consolidated Financial Statements contained in our 2015 Form 10-K. However, please refer to Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q for updated policies and estimates, if applicable, that could impact our results of operations, financial position, and cash flows.
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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors

You should carefully consider each of the risk factors set forth under the heading "Risk Factors" in our Form 10-K for 2015. The risk factor set forth below supplements those risk factors. The occurrence of any one or more of these risks could materially harm our business, operating results, financial condition and prospects. These risks and uncertainties could also cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements that we make from time to time. Please see "Note Regarding Forward-Looking Statements" appearing at the beginning of this Form 10-Q.

We recently announced the wind-down of our azficel-T (including LAVIV) operations at our Exton, PA facility and related workforce reduction that are expected to result in significant cost savings as we focus our efforts and resources on our gene-therapy portfolio of product candidates. If we are unable to realize the anticipated cost-saving benefits of these measures or we incur additional costs as we progress through the wind-down process, our operating results and financial condition could be adversely affected.

In June 2016, we announced that we are focusing our efforts and resources on our gene-therapy portfolio of product candidates and, as a result, determined to wind-down azficel-T (including LAVIV) operations at our Exton, PA facility and reduce the workforce that supports such operations. In connection with this reduction in workforce, 25 positions were eliminated, primarily in the areas of manufacturing and quality operations, representing approximately 50% of our employees. We have incurred one-time termination costs in connection with the reduction in workforce, which include severance, benefits and related costs, of approximately $0.3 million for the quarter ended June 30, 2016 and expect to incur an additional $0.1 million for the quarter ended September 30, 2016. We have incurred $0.3 million and $0.1 million, respectively, for non-cash impairment charges against the carrying values of inventory and equipment used in our azficel-T operations for the quarter ended June 30, 2016. Additionally, we expect to incur other cash expenditures to decommission our azficel-T manufacturing facility and to terminate and wind-down our contractual and other obligations relating to our azficel-T operations, as well as potential non-cash charges related to future impairments of the carrying values of inventory and equipment used in our azficel-T operations, but cannot estimate them at this time.

If we are unable to realize the expected cost savings from the workforce reduction and wind-down activities, our operating results and financial condition would be adversely affected. In addition, as we progress through the wind-down activities, we may incur additional costs and expenses, including costs to decommission our azficel-T manufacturing facility and to terminate and wind-down our contractual and other obligations relating to our azficel-T operations. The wind-down process may also be difficult to manage and may increase the likelihood of turnover of other key employees, all of which may have an adverse impact on our business, as well as on our operating results and financial condition.
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

FIBROCELL SCIENCE, INC.

By:	/s/ Keith A. Goldan
Keith A. Goldan
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 4, 2016

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1*	Certificate of Amendment of the Restated Certificate of Incorporation of Fibrocell Science, Inc.
10.1*	Amendment to the Fibrocell Science, Inc. 2009 Equity Incentive Plan
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed or furnished, as applicable, herewith.