Form 10-K
period 2016-12-31
Fibrocell Science, Inc.
filed 2017-03-09
CIK 357097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes ☐  No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $31.3 million as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 27,194,734 shares of common stock held by non-affiliates and on a closing price of $1.15 as reported on NASDAQ on June 30, 2016.
As of March 3, 2017, there were 44,079,447 shares of the registrant's common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2016.

_________________________

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “Fibrocell,” “the Company,” “we,” “us” and “our” refer to Fibrocell Science, Inc. and its subsidiaries.

Fibrocell, Fibrocell Science and LAVIV® are trademarks of Fibrocell. Other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Form 10-K) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements about:

•
our expectation that our existing cash resources, including the proceeds from our recent March 2017 public offering of convertible preferred stock and warrants, will be sufficient to enable us to fund our operations into the second quarter of 2018;

•	future expenses and capital expenditures;

•	our plans to address our future capital requirements and the consequences of failing to do so;

•	our plans to resolve our noncompliance with the minimum bid price requirement of The Nasdaq Capital Market (NASDAQ) listing rules and the consequences of failing to do so;

•
our expectation to have three-month data for the Phase I portion of our Phase I/II clinical trial of FCX-007 in the third quarter of 2017 and to initiate the Phase II portion of the trial in the fourth quarter of 2017;

•
our expectation to complete a toxicology/biodistribution study and submit an Investigational New Drug application (IND) for FCX-013 to the United States Food and Drug Administration (FDA) in the fourth quarter of 2017;

•	our product development goals under our collaborations with Intrexon Corporation for all of our product candidates;

•	the potential benefits of fast track, orphan and rare disease designations;

•	the potential advantages of our product candidates and technologies;

•	the scope and duration of intellectual property protection; and

•	the effect of legal and regulatory developments;
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

Additionally, the forward-looking statements contained in this Form 10-K represent our views only as of the date of this Form 10-K (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if new information becomes available in the future. However, you are advised to consult any further disclosures we make on related subjects in the periodic and current reports that we file with the Securities and Exchange Commission.

The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-K. For all forward-looking statements, we claim protection of the safe harbor for the forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Our current pipeline consists of the following product candidates which we are developing in collaboration with Intrexon Corporation (Intrexon):

Our most advanced product candidate, FCX-007, is currently in a Phase I/II trial for the treatment of recessive dystrophic epidermolysis bullosa (RDEB). We are also in pre-clinical development of FCX-013, our product candidate for the treatment of linear scleroderma. In addition, we have a third program in the research phase for the treatment of arthritis and related conditions. See further discussion of our gene-therapy product candidates under the heading “Development Programs" included within section “Item 1—Business" of this Form 10-K.

Our Strategy

Our strategy is to develop and commercialize transformational therapies for diseases affecting the skin and connective tissue to improve the lives of patients and their families. Key elements of our strategy are:

•	Leveraging our proprietary autologous fibroblast technology and patented manufacturing process;

•	Advancing our clinical stage gene-therapy product candidate, FCX-007, through human clinical trials;

•	Advancing our pre-clinical stage gene-therapy product candidate, FCX-013, through pre-clinical development and into human clinical trials;

•	Advancing our research stage gene-therapy program focused on arthritis and related conditions through research and into pre-clinical development; and

•
Leveraging our FDA-compliant current Good Manufacturing Practices (cGMP) manufacturing facility and our expertise in cell therapy manufacturing to advance the development of our autologous cell and gene therapy pipeline.

Our Platform

Our proprietary autologous fibroblast technology is the foundation for creating personalized biologics for diseases of the skin and connective tissue. This technology uses a patented manufacturing process, which involves collecting small skin biopsies from patients, isolating cells and expanding them in culture, transducing the fibroblast cells with an integrative lentiviral vector to express a targeted protein, followed by continued expansion of the gene-modified cells in culture. In this manner, each patient is treated with cells that were cultivated from his or her own dermal tissue (i.e., autologous).

The Science of Autologous Fibroblasts

Fibroblasts are the basis of our personalized biologics platform because they are the most common cell in skin and connective tissue and are responsible for synthesizing extracellular matrix proteins, including collagen, that provide structure and support.

Personalized Biologics Approach

Because fibroblasts naturally reside in the localized environment of the skin and connective tissue, they represent an ideal therapeutic agent for the treatment of diseases affecting the skin and connective tissue. Utilizing our autologous fibroblast technology, we use a patient's fibroblast cells to create localized gene therapies that are compatible with the unique biology of the patient and have the potential to address the underlying cause of disease.

We believe our personalized biologics approach provides the following distinct advantages for creating gene therapies:

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

Gene Therapy Product Development
COLLECTION
Dermal fibroblast cells are removed from patient.
VECTOR PREPARATION
A vector is created using a self-inactivating (SIN) lentivirus modified to encode a targeted protein.
CULTURE
The fibroblasts are expanded in the laboratory.
GENE INTEGRATION
The vector is introduced to the fibroblast cell culture and delivers the therapeutic gene to the patient's cells ex vivo, where it expresses the targeted protein.
LOCAL ADMINISTRATION
The genetically-modified fibroblast cells are administered into the patient—delivering localized therapy that is compatible with the patient's unique biology.

We are developing all of our gene-therapy product candidates in collaboration with Intrexon, a leader in synthetic biology. Through our collaboration with Intrexon, we have access to:

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

Development Programs

Our development programs are focused on diseases affecting the skin and connective tissue for which there are high unmet needs. Our programs consist of the following:

Program	Potential Indication	Status
FCX-007	RDEB	Phase I/II
FCX-013	Linear Scleroderma	Pre-clinical
Research Program	Arthritis	Research

FCX-007 for Recessive Dystrophic Epidermolysis Bullosa (RDEB)

RDEB is the most severe form of dystrophic epidermolysis bullosa (DEB), a congenital, progressive, devastatingly painful and debilitating genetic disorder that often leads to death. RDEB is caused by a mutation of the COL7A1 gene, the gene which encodes for type VII collagen (COL7), a protein that forms anchoring fibrils. Anchoring fibrils hold together the layers of skin, and without them, skin layers separate causing severe blistering, open wounds and scarring in response to friction, including normal daily activities like rubbing or scratching. Children who inherit this condition are often called “butterfly children” because their skin can be as fragile as a butterfly’s wings. We estimate that there are approximately 1,100 - 2,500 RDEB patients in the U.S. Currently, treatments for RDEB address only the sequelae, including daily bandaging (which can cost a patient in excess of $10,000 per month), hydrogel dressings, antibiotics, feeding tubes and surgeries.

Our lead product candidate, FCX-007, is in clinical development for the treatment of RDEB. FCX-007 is a genetically-modified autologous fibroblast that encodes the gene for COL7 for localized treatment of RDEB and is being developed in collaboration with Intrexon. By genetically modifying autologous fibroblasts ex vivo to produce COL7, culturing them and then treating blisters and wounds locally via injection, FCX-007 offers the potential to address the underlying cause of the disease by providing high levels of COL7 directly to the affected areas, thereby avoiding systemic treatment. In addition, we believe the autologous nature of the cells, localized delivery, use of an integrative vector and the low turnover rate of the protein will contribute to long-term persistence of the COL7 produced by FCX-007.

FCX-007 has received orphan drug designation for the treatment of DEB, including RDEB, rare pediatric disease designation for the treatment of RDEB and Fast Track designation for the treatment of RDEB from the FDA.

Phase I/II Trial of FCX-007 for RDEB

The primary objective of this open-label trial is to evaluate the safety of FCX-007 in RDEB subjects. Additionally, the trial will assess (i) the mechanism of action of FCX-007 through the evaluation of type VII collagen expression and the presence of anchoring fibrils and (ii) the efficacy of FCX-007 through intra-subject paired analysis of target wound area by comparing FCX-007 treated wounds to untreated wounds in Phase I and to wounds administered with sterile saline in Phase II through the evaluation of digital imaging of wounds. Six adult subjects are expected to be treated with FCX-007 in the Phase I portion of the trial and six pediatric subjects in the Phase II portion of the trial. Prior to enrolling pediatric subjects, we are required to obtain allowance from the FDA and submit evidence of FCX-007 activity in adult subjects. The toxicology study has been completed and submitted to the FDA. The study concluded that FCX-007 was well-tolerated up to six months post-administration.

We are actively recruiting adult subjects to complete enrollment in the Phase I portion of the trial and currently have four of the six adult subjects enrolled. The subjects in the Phase I portion of the trial are divided into two equal cohorts in order to evaluate the safety of FCX-007 in each population type. One cohort is comprised of subjects who have positive expression of the non-collagenous portion of COL7 protein (NC1+) and the other cohort is comprised of subjects who do not express the non-collagenous portion of the protein (NC1-). Subjects enrolled to date fulfilled the NC1+ cohort and also provided the first subject for the NC1- cohort. Two more subjects are required for the NC1- cohort to complete enrollment in the Phase I portion of the trial. The clinical trial protocol is designed to allow a cohort to move into the Phase II portion of the trial even if the other cohort is still enrolling or in the follow-up evaluation period.

The manufacture of FCX-007 for all four enrolled subjects is in process and we dosed our first subject in the first quarter of 2017. Additional adult subjects will be dosed after a required four week waiting period and subsequent safety testing is complete to ensure there are no safety concerns for the first dose of FCX-007. A revision to the clinical trial protocol reduced the waiting period from 90 days to four weeks based on the six months post-administration results from the pre-clinical toxicology study in immunocompromised mice. We expect to have three-month post-treatment data for safety, mechanism of action and efficacy for the Phase I portion of the trial in the third quarter of 2017 and expect to initiate the Phase II portion of trial in the fourth quarter of 2017.

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

We have successfully completed a proof-of-concept study for FCX-013 in which the primary objective was to determine whether FCX-013 had the potential to reduce dermal thickness in fibrotic tissue. In this study, FCX-013 was evaluated in a bleomycin-induced scleroderma model utilizing severe combined immunodeficiency (SCID) mice. Data from the study demonstrated that FCX-013 reduced dermal thickness of fibrotic tissue to levels similar to that of the non-treated control and further reduced the thickness of the sub-dermal muscle layer. Based upon these data and the FDA’s feedback to our pre-IND briefing package, we have advanced FCX-013 into a pre-clinical dose-ranging study in the fourth quarter of 2016. We expect to complete a toxicology/biodistribution study and submit an IND application for FCX-013 to the FDA in the fourth quarter of 2017.

FCX-013 has received orphan drug designation from the FDA for the treatment of localized scleroderma.

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

azficel-T for Vocal Cord Scarring

In June 2016, we reported that the primary efficacy endpoints were not met in our Phase II clinical trial of azficel-T for the treatment of vocal cord scarring resulting in chronic or severe dysphonia and as a result determined to wind-down azficel-T operations at our Exton, PA facility. See additional information included under the heading “Wind-down of azficel-T Operations” below and in Note 12 in the accompanying Consolidated Financial Statements contained in this Form 10-K.
Wind-down of azficel-T Operations

In connection with the Phase II clinical trial results for azficel-T for the treatment of vocal cord scarring resulting in chronic or severe dysphonia discussed above, we determined to wind-down azficel-T (including LAVIV) operations at our Exton, PA facility in order to focus our efforts and resources on our gene-therapy portfolio of product candidates. LAVIV (azficel-T) was previously approved by the FDA in June 2011 for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults. To date, revenues from LAVIV product sales have been insignificant to our operations.

In connection with this wind-down, we terminated approximately 50% of our workforce, primarily in the areas of manufacturing and quality operations in the second quarter of 2016. In addition, we discontinued azficel-T with the FDA for fiscal year 2017, alleviating the requirement for annual product registration and establishment fees totaling approximately $0.6 million. We continue to maintain the license for azficel-T from a regulatory standpoint, including filing annual reports to FDA. With the focus now on our gene-therapy portfolio, we are seeking an acquiror for azficel-T.

During 2016, we incurred one-time termination costs in connection with the reduction in workforce, which include severance, benefits and related costs, of approximately $0.3 million. We also incurred approximately $0.4 million and less than $0.1 million, respectively, for inventory write-offs and asset impairment charges for equipment used in our azficel-T operations during 2016. While we don't anticipate significant additional charges in the future for contract termination and wind-down costs, asset impairments and costs to decommission our azficel-T manufacturing facility, there can be no assurance that such charges will not arise in the future. Please refer to Note 12 in the accompanying Notes to the Consolidated Financial Statements contained in this Form 10-K for further details including the financial statement impact this restructuring has had, and is expected to have, on our results of operations.
Intrexon Collaborations

2012 Exclusive Channel Collaboration Agreement (2012 ECC)

In October 2012, we entered into an Exclusive Channel Collaboration Agreement, with Intrexon, which was amended in June 2013 and January 2014 (as amended, the 2012 ECC) pursuant to which we are Intrexon's exclusive channel collaborator in the research, development and commercialization of products in the following areas (the 2012 Fields):

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

Currently, we are in development of two gene-therapy product candidates, FCX-007 and FCX-013, under the 2012 ECC, as more fully described under the heading "Development Programs" within “Item 1—Business" of this Form 10-K.

2015 Exclusive Channel Collaboration Agreement (2015 ECC)

In December 2015, we entered into an additional Exclusive Channel Collaboration Agreement with Intrexon (the 2015 ECC) pursuant to which we are Intrexon's exclusive channel collaborator in the research, development and commercialization of products for the treatment of chronic inflammation and degenerative diseases of human joints through intra-articular or other local administration of genetically-modified fibroblasts (the 2015 Field). The collaboration leverages our autologous fibroblast technology with Intrexon's synthetic biology technology to identify and develop cell-based therapeutics that will be genetically modified to express one or more proteins at sites of joint inflammation. We believe this treatment approach has the potential to overcome the limitations of existing therapies for chronic inflammation and degenerative diseases of the joint, including arthritis and related conditions.

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

In consideration for the license and the other rights that we receive under the 2015 ECC, we paid Intrexon an up-front technology access fee of $10 million in cash in January 2016. For each product that we develop under the 2015 ECC, we are required to pay Intrexon development milestones of up to $30 million and commercialization milestones of up to $22.5 million, a low double-digit royalty on our net sales of such products and half of any sublicensing revenues we receive from third parties in consideration for sublicenses granted by us with respect to such products but only to the extent such sublicensing revenues are not included in net sales subject to royalties.

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

Currently, we are in the research phase for a gene-therapy product candidate for arthritis and related conditions under the 2015 ECC.
Manufacturing

We lease and operate our own manufacturing facility located in Exton, Pennsylvania. We have historically used this facility to manufacture our non-genetically modified products and during 2016 have begun using this facility for pre-clinical manufacturing of our gene-therapy product candidate, FCX-013.  We also outsource certain manufacturing of our genetically-modified product candidate, FCX-007, to a contract manufacturer with a facility located in Mountain View, California. We and our contract manufacturer adhere to the FDA's cGMP. We believe that we and our contract manufacturer have adequate manufacturing capacity to satisfy our pre-clinical and clinical demands.

The fibroblast cells that constitute our product candidates are cultured by our proprietary cGMP manufacturing process, beginning with the collection of skin biopsies from the patient’s skin.  Fibroblasts are extracted from the biopsies and cultured using standard culture techniques to increase the cell population. A viral transduction is then performed to introduce targeted genes to the cells. The fibroblasts are then further expanded and cryopreserved for storage.  When a treatment is requested, the cells are thawed, washed and prepared for shipment.

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

As of December 31, 2016, we own or license 11 issued U.S. patents, 9 pending U.S. patent applications, 1 granted foreign patent, 1 pending international patent and 22 pending foreign patent applications.  Our issued patents and patent applications primarily cover the method of using autologous cell fibroblasts for the repair of skin and soft tissue defects and the use of autologous fibroblast cells for tissue regeneration.  In particular, we own an issued patent in the U.S. that is directed to methods of long-term augmentation of subcutaneous or dermal tissue by injecting an effective amount of a suspension of autologous passaged dermal fibroblasts into subadjacent tissue, which is set to expire in July 2020. In addition, we own an issued U.S. patent, an issued Australian patent, and pending applications in Canada, China, Europe, India, Japan, South Korea, Hong Kong and the U.S. directed to dosage formulations for injection containing particular amounts of autologous human fibroblasts and uses thereof, which naturally expire in 2030 and 2031. We also own pending applications in the U.S. and several foreign countries related to topical formulations of autologous dermal fibroblasts and uses thereof, the earliest of which, if issued, would naturally expire in 2027.

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

FCX-007 for RDEB. Our product candidate FCX-007 is being developed for the treatment of RDEB. Current treatments for RDEB, which include bandaging, antibiotics, feeding tubes, and surgery (hand and esophageal), only address the symptoms of this disorder. There are currently no products approved by the FDA for the treatment of RDEB. We are aware of a potentially competing product, EB-101, which is a genetically modified keratinocyte graft being developed by Abeona Therapeutics. EB-101 is currently in the Phase II portion of a Phase I/II clinical trial for the treatment of RDEB. In addition, we are aware of several other products in development for the treatment of various forms of epidermolysis bullosa (including DEB and RDEB), however, they are not designed to address the underlying genetic component of the disease.

FCX-013 for Linear Scleroderma. Our product candidate FCX-013 is being developed for the treatment of linear scleroderma. Current treatments for linear scleroderma, which include systemic or topical corticosteroids, UVA light therapy, and physical therapy, only address the symptoms of the disorder. There are currently no products approved by the FDA for the treatment of linear scleroderma. We are aware of a potentially competing product, ECCS-50 Cellular Therapy, which is being developed by Cytori Therapeutics and is in a Phase III clinical trial for the treatment of scleroderma that affects the hands. We are also aware that miRagen Therapeutics has a product candidate, MRG-201, which utilizes microRNA biology and is in a Phase I clinical trial for the treatment of systemic and localized scleroderma.
Research and Development

We expense research and development costs as they are incurred.  For the years ended December 31, 2016 and 2015, we incurred total research and development expenses of approximately $12.1 million and $25.9 million, respectively. Additionally, for the years ended December 31, 2016 and 2015, we incurred expenses of less than $0.1 million and approximately $0.3 million, respectively, related to a research and development agreement that we have with a third party to investigate potential new non-pharmaceutical applications for our conditioned fibroblast media technology. Expenses pertaining to this research and development agreement are classified under the caption "Cost of collaboration revenue" in the Consolidated Statements of Operations.
Government Regulation

We are subject to extensive government regulation, principally by the FDA and state and local authorities in the United States and by comparable agencies in foreign countries.  Governmental authorities in the United States extensively regulate the pre-clinical and clinical testing, safety, efficacy, research, development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, among other things, of pharmaceutical and biologic products under various federal laws including the Federal Food, Drug and Cosmetic Act (FFDCA), the Public Health Service Act (PHSA) and under comparable laws by the states and in most foreign countries.

Domestic Regulation

In the United States, the FDA, under the FFDCA, the PHSA, and other federal statutes and regulations, subjects pharmaceutical and biologic products to rigorous review.  If we do not comply with applicable requirements, we may be subjected to various enforcement actions, such as product seizures and court injunctions, the government may refuse to approve our marketing applications, and we could even be criminally prosecuted in certain circumstances.  The FDA also has the authority to suspend or revoke our Biologics License Application (BLA), issue adverse publicity, and take other measures if we fail to comply with regulatory standards or if we encounter problems during commercial operations.

FDA Approval Process

To obtain approval of a new drug product from the FDA, we must, among other requirements, submit data demonstrating the product’s safety and efficacy, and for a biologic product, demonstrating its safety, purity, and potency, which includes efficacy, as well as detailed information on the manufacture and composition of the product candidate.  In most cases, this entails extensive laboratory tests and pre-clinical and clinical trials.  This testing and the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take many years to complete.  The FDA may deny our applications or may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop.  The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products.  Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing.  With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we may have the exclusive right to exploit the products or technologies.

The FDA does not apply a single regulatory scheme to human tissues and the products derived from human tissue.  On a product-by-product basis, the FDA may regulate products as drugs, biologic products, or medical devices, in addition to regulating them as human cells, tissues, or cellular or tissue-based products (HCT/Ps), depending on whether or not the particular product triggers any of an enumerated list of regulatory factors.  A fundamental difference in the treatment of products under these classifications is that the FDA generally permits HCT/Ps that do not trigger any of those regulatory factors to be commercially distributed without regulatory approval.  In contrast, products that trigger those factors, such as if they are more than minimally manipulated when processed or manufactured, are regulated as drugs, biologics, or medical devices and require FDA approval.  We have determined that our product candidates trigger regulatory factors that make them biologic products, in addition to an HCT/Ps, and consequently, we must obtain approval from the FDA before marketing such products and must also satisfy all regulatory requirements for HCT/Ps.

The process required by the FDA before a new drug or biologic product may be marketed in the United States generally involves the following:

•	completion of pre-clinical laboratory tests or studies and formulation studies;

•	submission to the FDA of an IND application for a new drug or biologic product, which must become effective before human clinical trials may begin;

•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug, or safety, purity, and potency of the proposed biologic product for its intended use;

•	detailed information on product characterization and manufacturing process; and

•	submission and approval of a New Drug Application (NDA) for a drug, or a BLA for a biologic product.

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

Before proceeding with a trial, the sponsor may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial.  This is known as a Special Protocol Assessment (SPA).  Among other things, SPAs can cover clinical trials for pivotal studies whose data will form the primary basis to establish a product’s efficacy.  SPAs thus help establish up-front agreement with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding if new circumstances arise.  Even if the FDA agrees to a SPA, the agreement may be changed by the sponsor or the FDA on written agreement by either parties, or if a senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began.  There is no guarantee that a study will ultimately be adequate to support an approval, even if the study is subject to a SPA.  The FDA retains significant latitude and discretion in interpreting the terms of the SPA and the data and results from any study that is the subject of the SPA. The FDA may revoke or alter its SPA agreement under the following circumstances:

•	a substantial scientific issue essential to determining the safety or efficacy of the drug has been identified after testing has begun;

•	the protocol that was agreed upon with the FDA has not been followed by a sponsor;

•	the relevant data, assumptions, or information provided by a sponsor in a request for SPA change are found to be false or misleading, or are found to exclude relevant facts; or

•	the FDA and sponsor agree in writing to modify the protocol and such modification is intended to improve the study.

Clinical trials must meet requirements for Institutional Review Board (IRB) oversight, patient informed consent and the FDA’s Good Clinical Practice (GCP).  Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at the clinical trial sites.  The FDA or the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.  Data safety monitoring committees, which monitor certain studies to protect the welfare of study patients, may also require that a clinical trial be discontinued or modified.

The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product, and proposed labeling, in the form of an NDA, or, in the case of a biologic product, a BLA.  The applicant must also submit with the NDA or BLA a substantial user fee payment, unless a waiver or reduction applies.  In some cases, a sponsor may be able to expand the indications in an approved NDA or BLA through a submission of a Prior Approval Supplement.  Each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 60 days following submission of the application.  If deemed complete, the FDA will “file” the NDA or BLA, thereby triggering substantive review of the application.  The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable.  Once the submission has been accepted for filing, the FDA will review the application and will usually respond to the applicant in accordance with performance goals the FDA, industry and Congress have negotiated for the review of NDAs and BLAs. For NDAs for new molecular entity drugs and for original BLA submissions, the review period is six months from the filing date of the application for priority applications and ten months from the filing date for standard applications.  The review process is often significantly extended by FDA requests for additional information, pre-clinical studies or clinical trials, clarification, or a risk evaluation and mitigation strategy (REMS) or by changes to the application submitted by the applicant in the form of amendments.  The FDA may refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions.  The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA will often inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with cGMP requirements which govern the manufacture, holding and distribution of a product.  Manufacturers of human cellular or tissue-based biologics also must comply with the FDA’s Good Tissue Practices, as applicable, and the general biologic product standards.

It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all.  The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria, or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the product.  Satisfaction of FDA pre-market approval requirements for a new biologic product is a process that may take a number of years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.  The FDA reviews these applications and, when and if it decides that adequate data are available to show that the product is both safe and effective and that other applicable requirements have been met, approves the drug or biologic product for marketing.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and imposes costly procedures upon our activities.  Success in early stage clinical trials does not assure success in later stage clinical trials.  Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  Upon approval, a product candidate may be marketed only for those indications approved in the NDA or BLA and will be subject to labeling and promotional requirements or limitations, including warnings, precautions, contraindications and use limitations, which could materially impact profitability.  Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards and requirements are not maintained or if safety, efficacy or other problems occur after the product reaches the marketplace.

The FDA may, during its review of an NDA or BLA, ask for additional study data.  If the FDA does ultimately approve the product, approval may be subject to limitations based on the FDA's interpretation of the existing pre-clinical and clinical data and the FDA may require post-marketing testing, including potentially expensive Phase IV studies, to confirm or otherwise further evaluate the safety and effectiveness of the product.  The FDA also may require, as a condition to approval or continued marketing of a drug, a REMS to ensure that the benefits of a drug or biologic product outweigh its risks.  A REMS can include additional educational materials for healthcare professionals and patients such as Medication Guides and Patient Package Inserts, a plan for communicating information to healthcare professionals, and restricted distribution of the product.  In addition, the FDA may, in some circumstances, impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.  Following approval, the FDA may require labeling changes or impose new post-approval study, risk management, or distribution restriction requirements.

The FDA has developed four distinct programs intended to make drugs that address unmet medical needs for serious or life threatening conditions available as rapidly as possible, especially when the drugs are the first available treatment or have advantages over existing treatments: accelerated approval, fast track, breakthrough therapy, and priority review.

•
Accelerated Approval. The FDA may grant “accelerated approval” status to drugs or biologic products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this program, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical trials to verify and describe clinical benefit. Under the agency's accelerated approval regulations, if the FDA concludes that a product that has been shown to be effective can be safely used only if distribution or use is restricted, it may require certain post-marketing restrictions as necessary to assure safe use. In addition, for products approved under accelerated approval, sponsors will be required to submit all copies of their promotional materials, including advertisements, to the FDA at least thirty days prior to initial dissemination unless otherwise informed by the FDA. After a hearing, the FDA may withdraw a previously granted accelerated approval if, for instance, post-marketing studies fail to verify any clinical benefit, it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use, or if a sponsor fails to comply with the conditions of the accelerated approval.

•
Breakthrough Therapy. The FDA may grant “breakthrough therapy” status to drugs or biologic products designed to treat, alone or in combination with another drug(s) or biologic(s), a serious or life-threatening disease or condition and for which preliminary evidence suggests a substantial improvement on clinically-meaningful endpoints over existing therapies. Such products need not address an unmet need, but are nevertheless eligible for expedited review if they offer the potential for an improvement over existing therapies. Breakthrough therapy status entitles the sponsor to earlier and more frequent meetings with the FDA regarding the development of nonclinical and clinical data and permits the FDA to offer product development or regulatory advice for the purpose of shortening the potential time to product approval. The FDA may rescind breakthrough therapy designation if it believes the designated product no longer meets the qualifying criteria. Breakthrough therapy status does not guarantee that a product will be developed or reviewed more quickly and does not ensure FDA approval.

•
Fast Track. The FDA may grant “fast track” status to drugs or biologic products that treat serious diseases or illness and fill an unmet medical need. Fast track is a process designed to expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product's development plan, more frequent written correspondence from the FDA about trial design, eligibility for accelerated approval, and rolling review, which allows submission of individually completed sections of a NDA or BLA for the FDA's review before the entire filing is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval more quickly, if at all.

•
Priority Review. The FDA may grant “priority review” status to products that, if approved, would be significant improvements in safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. Priority review is intended to reduce the time it takes for the FDA to review a NDA or BLA.

Additionally, there are various designations available to drugs and biologic products that provide a sponsor with incentives to support approval of the product candidate, including, but is not limited to, orphan drug designation and rare pediatric disease designation.

Orphan Drug Designation

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologic products intended to treat a "rare disease or condition," which is generally defined as having a prevalence of less than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA for the product. Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any advantage in the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain:

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

FCX-007 and FCX-013 have each received orphan drug designation from the FDA.

Rare Pediatric Disease Designation

FCX-007 has received rare pediatric disease designation from the FDA for the treatment of RDEB. The FDA generally defines a "rare pediatric disease" as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's Rare Pediatric Disease Priority Review Voucher (PRV) program, upon the approval of an NDA or BLA for a product for the treatment of a rare pediatric disease, the sponsor of such application is eligible for a Rare Pediatric Disease Priority Review Voucher. Currently, the Priority Review Voucher can be used to obtain priority review for any subsequent NDA or BLA and may be sold or transferred an unlimited number of times. Under the 21st Century Cures Act, Congress extended the PRV program for rare pediatric diseases through 2020. A drug designated as a drug for a rare pediatric disease by September 30, 2020, and approved by September 30, 2022, may receive a voucher. Because this program has been subject to criticism, including by the FDA, it is possible that even if we obtain approval for FCX-007 and qualify for a Priority Review Voucher, the program may no longer be in effect at the time of FCX-007's approval.

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

The FDA may require post-marketing studies or clinical trials to develop additional information regarding the safety of a product.  These studies or trials may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use.  The FDA may require post-marketing studies or trials to investigate possible or known serious risks or signals of serious risks, or to identify unexpected serious risks, and may require periodic status reports if new safety information develops.  Failure to conduct these studies in a timely manner may result in substantial civil penalties, or withdrawal of product approval.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional pre-clinical studies or clinical trials, or even in some instances, withdrawal of the approval.  Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer or the NDA or BLA holder.  In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or NDA or BLA holder, including withdrawal of the product from the market.

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission (FTC) requirements which include, among other things, promotional activities, standards and regulations for direct-to-consumer advertising, promotional activities involving the internet, and industry sponsored scientific and educational activities.  In general, all product promotion must be consistent with the labeling approved by the FDA for such product, contain a balanced presentation of information on the product’s uses, benefits, risks, and important safety information and limitations on use, and otherwise not be false or misleading.  The FDA and the FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.  Failure to comply with applicable FDA requirements and restrictions also may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice (DOJ) or the Office of the Inspector General of the U.S. Department of Health and Human Services (HHS) as well as state authorities.  This could subject the company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.

Drug and biologic product manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA.  The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable cGMP regulations and other requirements. These cGMP requirements apply to all stages of the manufacturing process, including production, processing, sterilization, packaging, labeling, storage and shipment. Facilities also are subject to inspections by other federal, foreign, state and local agencies.  In complying with the cGMP regulations, manufacturers must continue to assure that the product meets applicable specifications, regulations and other post-marketing requirements.  Failure to comply with these requirements subjects the manufacturer to possible legal, regulatory or voluntary action, such as suspension of manufacturing or recall or seizure of product.

Sponsors and their third-party contractors are also subject to various laws and regulations governing laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with their research. The FDA has regulatory and enforcement power to disqualify nonclinical laboratory studies performed by a violative facility from being considered by FDA in support of any application for a research or marketing permit; to publicly disclose the fact of such disqualification; and to pursue any other available and appropriate judicial proceeding or regulatory action, such as court-ordered injunctions denial or withdrawal of regulatory approvals and referral to other federal, state or local government law enforcement or regulatory agencies.

Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

HIPAA Requirements

Other federal legislation may affect our ability to obtain certain health information in conjunction with our research activities.  We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business.  The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business.

Failure to achieve and sustain compliance with applicable federal and state privacy, security and fraud laws may could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.

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

If we successfully commercialize any of our products, we may participate in the Medicaid Drug Rebate Program. Participation is required for federal funds to be available for our products that we successfully commercialize under Medicaid and Medicare Part B. Under the Medicaid Drug Rebate Program, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Part B of the Medicare program.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.

Under Section 603 of the Veterans Health Care Act of 1992 (VHCA), drug companies that participate in Medicaid or Medicare Part B are required to offer their “covered drugs” (biologic products and innovator drugs) for sale on a Federal Supply Schedule (FFS) contract at a statutorily reduced price to four federal agencies including the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the Public Health Service and the Coast Guard. Participation under Section 603 the VHCA requires submission of pricing data and calculation of discounts pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation. In addition, pursuant to regulations issued by the Department of Defense TRICARE Management Activity, now the Defense Health Agency, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to pay rebates on “covered drug” prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.  All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

In March 2010, President Obama signed into law the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the Affordable Care Act). The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.  The Affordable Care Act has resulted in, and we expect it will continue to result in, downward pressure on coverage and the price of products covered by Medicare and other government programs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments and coverage from private payors.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.  In addition, changes to the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the administration of President Trump. It is possible that there will be further legislation or regulation that could harm our business, financial condition and results of operations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability.  The Affordable Care Act, among other things, clarified that liability may be established under the federal Anti-Kickback Statute without proving actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Recently, several pharmaceutical and other healthcare companies have been faced enforcement actions under the federal civil False Claims Act for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement (and $10,781 to $21,563 per false claim or statement for penalties assessed after August 1, 2016 for violations occurring after November 2, 2015).

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

Employees

As of December 31, 2016, we had 23 full-time employees, all located in the United States.  Of these full-time employees, 13 are engaged in research, development and manufacturing (including facilities) functions and 10 are engaged in finance, legal, human resources, information technology, and other general administrative functions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.
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

Our principal sources of liquidity are cash and cash equivalents of $17.5 million as of December 31, 2016. As of December 31, 2016, we had working capital of $15.0 million. We believe that our existing cash and cash equivalents, including the proceeds from our recent March 2017 public offering of convertible preferred stock and warrants, will be sufficient to fund our operations into the second quarter of 2018. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances.

To meet our capital needs, we are considering multiple alternatives, including but not limited to, equity financings, debt financings, corporate collaborations, partnerships and other strategic transactions and funding opportunities. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2016 related to our ability to continue as a going concern.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, will result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation, dividends and other rights or preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration or partnership arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.
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
We have incurred losses since our inception, have not generated significant revenue from commercial sales of our products, and have never been profitable. Since 2013, which is when we changed our business strategy to focus on therapeutic indications for azficel-T and on diseases affecting the skin and connective tissue in collaboration with our partner Intrexon, we have reduced sales and marketing efforts of LAVIV.  We fulfilled a nominal amount of prescriptions for LAVIV aesthetic procedures in 2015 and 2016 and will continue to do so in 2017. Investment in drug development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant research, development and other expenses related to our ongoing operations including development of our product candidates and operation of our manufacturing facility. As a result, we are not profitable and have incurred losses in each period since we emerged from bankruptcy in September 2009. For the year ended December 31, 2016, we had a net loss of $15.3 million, and we had an accumulated deficit of $162.6 million at December 31, 2016.

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
Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary for, the manufacture and commercialization of our product candidates. Since the wind-down of our azficel-T operations, we do not anticipate generating significant revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

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

We will need to raise additional capital in the future to help fund our clinical trials, our collaboration efforts with Intrexon and for the development and commercialization of our product candidates. If we raise additional capital through the issuance of equity securities, such as through our "at-the-market" equity program with Cantor Fitzgerald & Co., the percentage ownership of our current stockholders will be reduced. We may also issue equity as part of license issue fees to our licensors, to compensate consultants or to settle outstanding payables. Our stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. Debt financing, if available, will result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through corporate collaboration, partnership or other strategic transactions, it may be necessary to relinquish valuable rights to our product candidates, our technologies or future revenue streams or to grant licenses or sell assets on terms that may not be favorable to us. If we cannot raise additional funds, we will have to delay our development activities or cease operations.

Our failure to comply with the restrictive covenants or other terms of our outstanding convertible notes, including as a result of events beyond our control, could result in a default under the notes that could materially and adversely affect the ongoing viability of our business.

On September 7, 2016, we issued an aggregate of approximately $18.1 million in principal of convertible promissory notes (each a Note and collectively, the Notes) and accompanying warrants to purchase an aggregate of 18,087,500 shares of common stock (the Private Placement Warrants) in a private placement (the 2016 Private Placement) to institutional and accredited investors (each an Investor and collectively, the Investors). The Notes bear interest at 4% per annum and have a stated maturity date of the earlier of (i) September 7, 2026 and (ii) one-hundred and eighty (180) days after the date on which our product candidate, FCX-007, is approved by the FDA for the treatment of RDEB. Each individual Note holder has the right to require us to repay all or any portion of the unpaid principal from time to time on or after September 7, 2021 (such right, a Put Right). With respect to accrued and unpaid interest on the Note, each Note holder may elect, at any time and from time to time, to have any accrued and unpaid interest converted into shares of our common stock. In addition, each Note holder may elect to accelerate the repayment of all unpaid principal and accrued interest under such holder’s Note upon consummation of a specified change of control transaction or occurrence of certain events of default (as specified in the Notes), including, among other things:

•	our default in a payment obligation under the Notes;

•	our default in a payment obligation under our other debt in excess of $5 million;

•	our breach of the restrictive covenants or other terms of the Notes;

•	certain specified insolvency and bankruptcy-related events; and

•	our common stock ceasing to be listed or quoted on NASDAQ or another national securities exchange.

In addition, upon an event of default, the base interest rate (excluding any additional interest) for the Notes automatically increases to twelve percent (12%) per annum. Subject to any applicable cure period set forth in the Notes, all amounts outstanding with respect to the Notes (principal and accrued interest) would become due and payable immediately upon an event of default. We cannot assure you that our assets or cash flow would be sufficient to fully repay our obligations under the Notes if the obligations thereunder are accelerated upon any events of default. Further, if we are unable to repay, refinance or restructure our obligations under the Notes, the holders of such Notes could proceed to protect and enforce their rights under the Notes by exercising such remedies as are available to the holders thereunder and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Notes or in aid of the exercise of any power granted in the Notes. The foregoing would materially and adversely affect the ongoing viability of our business.

We are subject to restrictive covenants that may restrict our ability to pursue business strategies that are in our long-term best interests.

The Notes and Purchase Agreement (as defined below) for the sale of our Series A Preferred Stock (as defined below) contain a number of restrictive covenants that impose significant restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Subject to certain limited exceptions, the Notes and Purchase Agreement include covenants restricting, among other things, our ability to:

•	pay cash dividends or make distributions on our capital stock or redeem or repurchase our capital stock;

•	create, assume or suffer to exist at any time any lien upon any of our properties or assets;

•	assign any accounts or other right to receive income;

•	incur any senior and pari passu debt;

•	enter into transactions with affiliates other than on terms and conditions approved by a majority of the disinterested members of our board of directors (the Board); and

•
use the proceeds of the 2016 Private Placement or Series A Preferred Stock Offering (as defined below) for any purpose other than solely for the continued pre-clinical and clinical development of our product candidates and for other general corporate purposes.

In addition, a breach of any of these restrictive covenants could result in a default under the Notes, entitling the holders to declare the Notes, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable.

Provisions of the Notes and Private Placement Warrants issued in the 2016 Private Placement provide for certain potential payments to the holders of such Notes and Private Placement Warrants that could impede a sale of the Company.

The Private Placement Warrants we issued in the 2016 Private Placement give each holder the option to receive a cash payment based on a Black-Scholes valuation upon our change of control. We are required, at the warrant holder’s option, exercisable at any time concurrently with, or within 30 days after, the announcement of a change of control, to repurchase the Private Placement Warrants from the applicable holder by paying to the holder an amount of cash equal to the value of the warrant as determined in accordance with the Black-Scholes option pricing model and the terms of the Private Placement Warrants. In addition, upon consummation of a specified change of control transaction, each holder of a Note may elect to accelerate the repayment of all unpaid principal and accrued interest under such holder’s Note. If a holder does not elect to have us prepay its Note upon such change of control transaction, then we may prepay the Notes, in an amount equal to one hundred one percent (101%) of the outstanding principal due under the Notes (together with accrued and unpaid interest due thereon). These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

We may be subject to payment of liquidated damages if we fail to file and maintain an effective registration statement with respect to the securities covered under the registration rights agreements that we entered into in connection with the 2016 Private Placement.

In connection with the 2016 Private Placement, we entered into a registration rights agreement (the Registration Rights Agreement) with the investors that participated in the offering. The Registration Rights Agreement contains demand and piggyback registration rights requiring us to register shares of our common stock issuable upon the conversion of the Notes or the exercise of the Private Placement Warrants and any other shares of our common stock held by the investors for resale under the Securities Act of 1933, as amended. If we fail, under certain circumstances as described in the Registration Rights Agreement, to file and maintain an effective registration statement with respect to the securities covered under the Registration Rights Agreement, we have agreed to pay liquidated damages to each investor in an amount equal to one percent (1.0%) of the aggregate amount invested by such investor pursuant to the Notes then owned thereby for each 30-day period or pro rata for any portion thereof during which the failure to file or keep a registration statement effective continues.

We have a significant number of outstanding convertible notes, convertible preferred stock, warrants and stock options, and future sales of underlying shares of our common stock may cause substantial dilution to our existing stockholders.

We issued an aggregate of $18.1 million in principal of Notes and Private Placement Warrants to purchase a total of 18,087,500 shares of our common stock in connection with the 2016 Private Placement. Each Private Placement Warrant has a five year term ending on September 7, 2021 and is initially exercisable at $1.50 per share beginning March 8, 2017. Holders of the Notes have the right to convert unpaid principal of the Notes into shares of our common stock at any time at conversion prices ranging from $1.13625 to $1.22625 per share (the Conversion Price). The Notes bear interest at four percent (4%) per annum which we may elect to pay in cash or accrue. If we elect for interest to accrue, then (i) we may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each holder of a Note may elect to have us repay any such accrued and unpaid interest by delivering such number of shares of our common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of our common stock as reported on NASDAQ on the date of such election and (ii) the applicable Conversion Price. Commencing September 8, 2016, we have elected to accrue interest.

On March 7, 2017, we entered into a Securities Purchase Agreement (the Purchase Agreement) with certain of our existing investors pursuant to which we issued and sold a total of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of our Series A Convertible Preferred Stock (Series A Preferred Stock) and (ii) a warrant to purchase 1,289 shares of our common stock (the March 2017 Warrants) (collectively, the Series A Preferred Stock Offering). Each share of Series A Preferred Stock has an initial stated value of $1,000 and is convertible into shares of our common stock at a conversion price of $0.7757 per share of common stock, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or similar events. Holders of the Series A Preferred Stock are also entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly by increasing the stated value of the Series A Preferred. Each March 2017 Warrant has an exercise price of $0.84591 per share, is exercisable six months after the date of issuance and expires five years from the date of issuance.

Subject to adjustment upon certain corporate events, including stock dividends, stock splits and distributions of cash or other assets to stockholders:

•	up to 15,913,612 shares of our common stock could be issuable by us in connection with the conversion of principal under the Notes; plus

•	up to 7,779,584 shares of our common stock could be issuable by us in satisfaction of our interest payment obligations under the Notes; plus

•	up to 18,087,500 shares of our common stock could be issuable by us in connection with the exercise of the Private Placement Warrants; plus

•	up to 10,312,000 shares of our common stock could be issuable by us in connection with the conversion of the shares of Series A Preferred Stock; plus

•	up to 10,312,000 shares of our common stock could be issuable by us in connection with the exercise of the March 2017 Warrants.

The exercise of the Private Placement Warrants or the March 2017 Warrants or the conversion of the Notes or Series A Preferred Stock may cause substantial dilution to our existing stockholders.

We recently announced the wind-down of our azficel-T (including LAVIV) operations at our Exton, PA facility and a related workforce reduction that are expected to result in significant cost savings as we focus our efforts and resources on our gene-therapy portfolio of product candidates. If we are unable to realize the anticipated cost-saving benefits of these measures or we incur additional unanticipated costs as a result of the wind-down, our operating results and financial condition could be adversely affected.

In June 2016, we announced that we are focusing our efforts and resources on our gene-therapy portfolio of product candidates and, as a result, determined to wind-down azficel-T (including LAVIV) operations at our Exton, PA facility and reduce the workforce that supports such operations. In connection with this reduction in workforce, approximately 50% of our employees were eliminated, primarily in the areas of manufacturing and quality operations. We have incurred one-time termination costs in connection with the reduction in workforce, which include severance, benefits and related costs, totaling approximately $0.3 million through December 31, 2016. Additionally, we have incurred approximately $0.4 million and $0.1 million, respectively, for inventory write-offs and asset impairment charges for equipment used in our azficel-T operations during 2016. While we don't anticipate significant additional charges in the future for contract termination and wind-down costs, asset impairment or costs to decommission our azficel-T manufacturing facility, there can be no assurance that such charges will not arise in the future.

If we are unable to realize the expected cost savings from the workforce reduction and wind-down activities, our operating results and financial condition would be adversely affected. The wind-down process may increase the likelihood of turnover of other key employees, all of which may have an adverse impact on our business, as well as on our operating results and financial condition.

If we are unable to regain compliance with the listing requirements of NASDAQ, our common stock may be delisted from NASDAQ which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on NASDAQ, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from NASDAQ.

On October 5, 2016, we received notice (the Notice) from NASDAQ that we are not currently in compliance with the $1.00 minimum closing bid price requirement of NASDAQ Listing Rule 5550(a)(2). The Notice indicated that, consistent with NASDAQ Listing Rule 5810(c)(3)(A), we have until April 3, 2017 to regain compliance with the minimum bid price requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The notification had no immediate effect on the listing of our common stock and our common stock will continue to trade on NASDAQ under the symbol “FCSC” at this time.

If we do not regain compliance by April 3, 2017, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing requirement for market value of publicly held shares ($1 million) and all other NASDAQ initial listing standards which require, among other things, that we have at least $5 million of stockholders’ equity or at least $4 million of stockholders’ equity and $50 million market value of listed shares. If we fail to regain compliance during the applicable period, we will receive notification from NASDAQ that our common stock is subject to delisting. At that time we may then appeal the delisting determination to a Hearings Panel. Such notification will have no immediate effect on our listing on NASDAQ, nor will it have an immediate effect on the trading of our common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with NASDAQ's minimum bid price requirement. If we regain compliance with the NASDAQ's minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for NASDAQ, or that our common stock will not be delisted from NASDAQ in the future. In addition, we may be unable to meet other applicable listing requirements of NASDAQ, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the minimum bid price requirement.

Delisting from NASDAQ may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities. Moreover, a delisting of our common stock could result in an event of default under the Notes issued in the 2016 Private Placement.

If we are delisted from NASDAQ and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

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

Our stockholders have approved a reverse stock split of our issued and outstanding shares of common stock. Even after the reverse stock split is effected by our Board, we cannot assure you that we will be able to regain compliance with and then continue to comply with NASDAQ’s minimum bid price requirements.

On March 1, 2017, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended (the Charter), to effect a reverse stock split of our outstanding shares of common stock at a ratio within a range from 1:3 to 1:10, with such ratio to be determined in the discretion of our Board. Our Board is currently evaluating our closing bid price to determine whether to effect the reverse stock split and, if so, the ratio to effect in order to achieve the requisite increase in the market price of our common stock to be in compliance with NASDAQ’s minimum bid price requirement. Even if our Board effectuates the reverse stock split, our common stock must trade above NASDAQ’s minimum bid price for a period of 10 consecutive trading days before we are deemed to be back in compliance with NASDAQ’s minimum bid price requirement and there is no guarantee our common stock will trade above such levels if the Board effectuates the reverse stock split. Furthermore, even if we are able to regain compliance, we cannot assure you that the market price of our common stock will remain at the level required for continuing compliance with the NASDAQ minimum bid price requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines, the percentage decline may be greater than would have occurred in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results or future announcements of equity offerings, could adversely affect the market price of our common stock and jeopardize our ability to maintain NASDAQ’s minimum bid price requirement. In addition to specific listing and maintenance standards, NASDAQ has broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to the listing of our common stock.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, we cannot assure you that the reverse stock split will result in a share price that will attract new investors, including institutional investors, as some investors, analysts and other stock market participants have negative perceptions of reverse stock splits. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors.

If our stockholders’ equity falls below $2.5 million, our common stock may be subject to delisting from NASDAQ.

NASDAQ has the authority, pursuant to NASDAQ Rule 5550(b)(1), to delist our common stock if our stockholders’ equity falls below $2.5 million. As of December 31, 2016, our stockholders’ equity was $7.9 million. If our stockholders equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, we will fail to meet NASDAQ’s stockholders’ equity requirement. If that occurs, or if we are unable to demonstrate to NASDAQ’s satisfaction that we will be able to sustain compliance with this requirement, NASDAQ may delist our common stock. In addition, even if we regain technical compliance with the stockholders’ equity requirement, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on NASDAQ, including the requirement that our common stock continues to trade above $1.00.

We are actively monitoring our stockholders’ equity and will consider any and all options available to us to maintain compliance. There can be no assurance, however, that we will be able to maintain compliance and meet NASDAQ’s minimum stockholders’ equity requirements. The alternatives to trading on NASDAQ or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of our common stock will likely be reduced. In addition, if at any time we are not listed on NASDAQ (or similar national securities exchange), then each holder of our Notes will have the option to declare the Notes held by each holder immediately due and payable, which would drain our financial resources, have a material adverse effect on our financial condition and make it exceedingly difficult to continue as a going concern.

If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain our listing on NASDAQ and if the price of our common stock is less than $5.00, our common stock may be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We have a limited operating history and our primary business activities consist of research, pre-clinical development and conducting clinical trials, pursuing our collaborations with Intrexon and previously commercializing LAVIV. As such, our historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning the costs of our research, pre-clinical development, clinical trials and our collaborations with Intrexon, which depend on the success of such activities, and our ability to effectively and efficiently conduct such research, pre-clinical development, clinical trials and our expectations related to our efforts to achieve FDA approval with respect to our product candidates. Our limited operating history and clinical trial experience make these costs difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected increase in costs. Further, our fixed manufacturing costs and operating expenses may increase significantly as we expand our operations. Accordingly, a significant increase in costs could have an immediate and material adverse effect on our business, results of operations and financial condition.
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
To finance any acquisitions or collaborations, we may choose to issue debt or shares of our common stock as consideration. Any such issuance of shares would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional capital for acquisitions through public or private financings. Additional capital may not be available on terms that are favorable to us, or at all. In addition, the Notes issued in the 2016 Private Placement restrict or limit our ability to incur or assume additional indebtedness.

Risks Related to Clinical Development, Regulatory Approval and Commercialization of Our Product Candidates
Our product candidates are based on novel technology, which makes it difficult to predict the time and cost of product development and subsequently obtaining regulatory approval. At the moment, no gene therapy products have been approved in the United States and only two products have been approved in the European Union.
Our product candidates, including FCX-007 and FCX-013, are based on novel technology. Our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience in the future related to our product candidates will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (the EMA), and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for gene-therapy product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. At the moment, only two gene-therapy products have been approved in the Western world, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Approvals by the EMA may not be indicative of what the FDA may require for approval.

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the clinical trial and approved its initiation. Clinical trial sites in the United States that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research. In addition, the FDA can put an investigational new drug application, or IND, on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the trial. Moreover, serious adverse events (AEs) or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

Although we have seen positive results in pre-clinical studies of FCX-007 and FCX-013, we may not see positive results when these and any other product candidates undergo clinical trials in humans. Pre-clinical studies are not designed to test the efficacy of a product candidate in humans, but rather to:

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

Our current product candidates are being developed to treat rare diseases with limited patient pools from which to draw for clinical trials and the process of finding and diagnosing patients may prove costly. We have estimated that there are approximately 1,100 to 2,500 U.S. patients with RDEB and approximately 40,000 U.S. patients with linear scleroderma over a major joint and who exhibit severe joint pain. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

Clinical trials may fail to demonstrate the safety or efficacy of our product candidates, which could prevent or significantly delay regulatory approval of our product candidates and harm our business.

Prior to receiving approval to commercialize any of our product candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, if applicable, that such product candidate is both safe and effective.  We will need to demonstrate such product candidate’s efficacy and monitor its safety throughout the process.  If our current or future clinical trials are unsuccessful, regulatory approval of our product candidates could be delayed or prevented and our business could be harmed.

All of our product candidates are subject to the risks of failure inherent in drug development.  The results of early-stage clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials.  Product candidates in later-stage clinical trials may fail to demonstrate desired safety and efficacy traits despite having successfully progressed through initial clinical testing.  Even if we believe the data collected from clinical trials of our product candidates is promising, this data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval.  The FDA may also reject any of our completed clinical trials as inadequate to support approval if the trial design does not include specific safety monitoring measures. Pre-clinical and clinical data can be interpreted in different ways.  Accordingly, FDA officials could reach different conclusions in assessing such data than we do which could delay, limit or prevent regulatory approval.  In addition, the FDA, other regulatory authorities, our IRB or we may suspend or terminate clinical trials at any time.

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

In addition, we utilize bovine-sourced materials to manufacture our product candidates.  It is possible that future FDA regulations may require us to change the source of the bovine-sourced materials we use in our product candidates or to cease using bovine-sourced materials.  If we are required to use alternative materials in our product candidates, and in the event that such alternative materials are available to us, or if we choose to change the materials used in our product candidates in the future, we would need to validate the new manufacturing process and run comparability trials with any reformulated product candidate, which could delay future clinical trials and the submission for regulatory approval of our product candidates and negatively impact the development and potential commercialization of our product candidates.

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

The discovery of previously unknown problems with any of our future approved products may result in restrictions on such products, including withdrawal from the market. In addition, the FDA may revisit and change its prior determinations with regard to the safety or efficacy of our future approved products. If the FDA’s position changes, we may be required to change our labeling or cease to manufacture and market our future approved products. Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our future approved products if concerns about their safety or efficacy develop.

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

Improper promotional activities may also lead to investigations by federal or state prosecutors, and result in criminal and civil penalties. If we become subject to any of the above requirements, it could be damaging to our reputation and restrict our ability to sell or market our future approved products, and our business condition could be adversely affected. We may also incur significant expenses in defending ourselves.

Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses, but under certain limited circumstances they may disseminate to practitioners’ articles published in peer-reviewed journals. To the extent allowed by the FDA, we may disseminate peer-reviewed articles on our future approved products to practitioners. If, however, our activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or other regulatory or law enforcement authorities.

Our sales, marketing, and scientific/educational grant programs, if any in the future, must also comply with applicable requirements of various federal and state anti-fraud and abuse laws and regulations including the federal Anti-Kickback Statute, the federal civil False Claims Act, and similar state laws, each as amended. Additional information about the scope of these requirements is offered under "Other U.S. Regulatory Requirements" in the Government Regulatory section above. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act.

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

We are subject to significant regulation with respect to the manufacturing of our product candidates.

Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current Good Manufacturing Practices. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party manufacturers and suppliers must pass inspection for compliance with the applicable regulations as a condition of FDA approval of our products. In addition, the FDA may, at any time, audit or inspect a manufacturing facility, including our manufacturing facility or our associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party manufacturers. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we fail to obtain or maintain orphan drug exclusivity for any of our product candidates, our competitors may sell products to treat the same conditions and our operations will be adversely impacted.

As part of our business strategy, we have obtained FDA orphan designation for FCX-007 and FCX-013. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S. The first company to obtain FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug or access to the biologic.

Because the extent and scope of patent protection for some of our product candidates is limited, orphan drug designation is especially important for our product candidates that are eligible for orphan drug designation. For eligible product candidates, we plan to rely, in part, on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug exclusivity for our product candidates that do not have broad patent protection, our competitors may then sell the same drug or biologic to treat the same condition which could adversely affect our operations.

Even though we have obtained orphan drug designation for FCX-007 and FCX-013 and even if we obtain orphan drug designation for other potential product candidates in the future, due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain regulatory approval for any particular orphan indication, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval until the first product’s orphan drug exclusivity period expires. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug or biologic for the same condition if the FDA concludes that the later drug or biologic is safer, more effective or makes a major contribution to patient care. Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any additional opportunities for review and guidance from the FDA during the review and approval process.

Even if we were to obtain approval for FCX-007 with the rare pediatric disease designation, the Rare Pediatric Disease Priority Review Voucher Program may no longer be in effect at the time of such approval.

FCX-007 has received rare pediatric disease designation from the FDA for the treatment of RDEB. The FDA defines a "rare pediatric disease" as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's Rare Pediatric Disease Priority Review Voucher program, upon the approval of a NDA or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times. Congress has extended the Priority Review Voucher Program until September 30, 2020.  This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for FCX-007 and qualify for such a Priority Review Voucher, the program may no longer be in effect at the time of approval.

We are largely dependent on the future commercial success of our product candidates.

Our ability to generate revenues and become profitable will depend in large part on the future commercial success of our product candidates.  If any product that we commercialize in the future does not gain an adequate level of acceptance among physicians, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance of our products that we commercialize, by physicians, patients and third party payors will depend on a number of factors, some of which are beyond our control, including:

•	The efficacy, safety and other potential advantages in relation to alternative treatments;

•	The relative convenience and ease of administration;

•
The availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;

•	The prevalence and severity of adverse events;

•	The cost of treatment in relation to alternative treatments, including generic or biosimilar products;

•	The extent and strength of our third party manufacturer and supplier support;

•	The extent and strength of marketing and distribution support;

•	The limitations or warnings contained in a product’s FDA approved labeling; and

•	Distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan

For example, even if our products have been approved by the FDA, physicians and patients may not immediately be receptive to them and may be slow to adopt them. In addition, even though we believe our product candidates have significant advantages to other treatment options, because no head-to-head trials comparing our product candidates to competing products will have been conducted, the prescribing information approved by the FDA would not contain claims that our product is safer or more effective than competitive products. Accordingly, promotion of our products will not reflect any comparative advantages that may exist.  If our products do not achieve an adequate level of acceptance among physicians, patients and third party payors, we may not generate meaningful revenues and we may not become profitable.

In order to commercialize any of our product candidates, we will need to increase our manufacturing capacity and improve our manufacturing capabilities, which will require significant expenditures and regulatory approval.
We currently have limited manufacturing capacity. In order to commercialize any of our product candidates, we will need to increase our manufacturing capacity. We are developing enhancements and alternatives to our current manufacturing process. If we have difficulties in increasing our manufacturing capacity and improving our capabilities, we will be limited in our ability to manufacture and commercialize our product candidates, if they are approved for marketing; and we may not be able to decrease our manufacturing costs. These difficulties could adversely affect our financial performance and damage our reputation. Even if we are successful in developing such enhancements or finding alternatives to our current process, such manufacturing changes will require additional expenditures, for which we may be required to seek external financing. In addition, our ability to increase our manufacturing capacity or modify our manufacturing processes will be subject to additional FDA review and approval.
Negative public opinion and increased regulatory scrutiny of gene therapies may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
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
Future sales of our product candidates, should they receive regulatory approval and be commercialized, are dependent, in large part, on the availability and extent of coverage, pricing and reimbursement from government health administration authorities, private health insurers and other organizations. When a new pharmaceutical or biologic product is approved, the availability of government and private reimbursement for that product may be uncertain, as is the pricing and amount for which that product will be reimbursed. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our products to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products.

Pricing and reimbursement for our products and services related to our products may be adversely affected by a number of factors, including:

•	changes in federal, state or foreign government regulations or private third-party payors' reimbursement policies;

•	pressure by employers on private health insurance plans to reduce costs; and

•
consolidation and increasing assertiveness of payors, including managed care organizations, health insurers, pharmacy benefit managers, government health administration authorities, private health insurers and other organizations, seeking price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or biologics pricing determined based on perceived value.

Our failure to maintain adequate coverage, pricing, or reimbursement for our products and services related to our products would have an adverse effect on our business, revenues and results of operation, could curtail or eliminate our ability to adequately fund research and development programs for the discovery and commercialization of new product candidates, and could cause a decline in our stock price.

Drug pricing and other health care costs are under significant scrutiny in the U.S. and are subject to intense political and societal pressures which we anticipate will continue and escalate on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, and our results of operations may be adversely impacted.

If the market opportunities for our product candidates are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

We focus our research and product development on treatments of diseases affecting the skin and connective tissue. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these diseases. The number of patients in the U.S. and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

If any of our approved products were to become the subject of problems related to their efficacy, safety, or otherwise, our business would be seriously harmed.

Any of our product candidates that may be approved by the FDA will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise. For all of our product candidates, the FDA has required us to pay special attention to potential skin cancer and hypersensitivity reactions at the site of injection and, while we have seen no issues to date, we cannot rule out that issues may arise in the future. With the use of any newly marketed drug by a wider patient population, serious AEs may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities, and adversely affect our financial condition and business.

If physicians do not follow our established protocols, the efficacy and safety of our product candidates may be adversely affected.

We are dependent on physicians and other healthcare professionals to follow our established protocols both as to the administration and the handling of our product candidates in connection with our clinical trials, and we will continue to be dependent on physicians and other healthcare professionals to follow such protocols after our product candidates are commercialized. The treatment protocol requires each physician to verify the patient’s name and date of birth with the patient and the patient records immediately prior to injection. In the event more than one patient’s cells are delivered to a physician or we deliver the wrong patient’s cells to the physician, which has occurred in the past, it is the physician’s obligation to follow the treatment protocol and assure that the patient is treated with the correct cells. If the physicians and other healthcare professionals do not follow our protocol, the efficacy and safety of our product candidates may be adversely affected.

Our product candidates may face competition in the future from other pharmaceutical, medical device and biotechnology companies that may have superior products, manufacturing capabilities, financial resources or marketing position.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009 (BPCIA), as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of follow-on biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” with an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. This data exclusivity does not prevent another company from developing a product that is highly similar to the original branded product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

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

FDA’s implementation and interpretation of the BPCIA is still evolving and could have a material adverse effect on the future commercial prospects for our product candidates.

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
Pursuant to our exclusive channel collaboration agreements with Intrexon, we are responsible for future research, development and commercialization expenses of product candidates developed under such collaborations, including FCX-007, FCX-013 and our gene-therapy program for arthritis and related conditions, the effect of which we expect will increase the level of our overall research and development expenses going forward. Although all manufacturing, pre-clinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of gene therapy product candidates are generally greater in comparison to small molecule product candidates. We have added personnel and expect to add additional personnel, either directly or through consulting arrangements, to support our exclusive channel collaborations with Intrexon.

Because development activities are determined pursuant to a joint steering committee comprised of Intrexon and ourselves and we have limited experience, future development costs associated with our product candidates may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to discontinue the collaborations or delay our activities.
We may not be able to retain the exclusive rights licensed to us by Intrexon to develop and commercialize our product candidates.
Pursuant to our exclusive channel collaboration agreements, we are using Intrexon’s technology in connection with all of our product candidates.  The collaboration agreements grant us a license to use patents and other intellectual property of Intrexon in connection with the research, development, and commercialization of collaboration products within “Fields” that we set forth above in the “Item 1. Business - Intrexon Collaboration”.

The exclusive channel collaboration agreements may be terminated by Intrexon if we fail to exercise diligent efforts in developing products through the collaborations or if we elect not to pursue the development of a therapy in a “Field” identified by Intrexon that is a “Superior Therapy” as defined in the collaboration agreements.  Upon such termination, the product candidates covered by the applicable exclusive channel collaboration agreement in active and ongoing Phase II or III clinical trials or later stage development through the exclusive channel collaboration agreement shall be entitled to be continued by us with a continuation of the related royalties for such product candidates, and all rights to products covered by the exclusive channel collaboration agreement still in an earlier stage of development shall revert to Intrexon.

There can be no assurance that we will be able to successfully perform under the exclusive channel collaboration agreements and if any of the agreements are terminated it may prevent us from achieving our business objectives and our business may be harmed.
We depend on third parties to conduct our pre-clinical studies and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing our product candidates.
We engage third parties to perform various aspects of our pre-clinical studies and clinical trials. For instance, we obtain genetically-modified material from a sole source supplier in connection with the clinical development of FCX-007. We depend on these third parties to perform these activities on a timely basis in accordance with the protocol, good laboratory practices, good clinical practices, and other regulatory requirements. Our reliance on these third parties for pre-clinical and clinical development activities reduces our control over these activities. Accordingly, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, our pre-clinical studies and clinical trials may be extended, delayed, terminated or our data may be rejected by the FDA. For example, if our sole source supplier of genetically-modified material in connection with the clinical development of FCX-007 were to cease to be able to supply genetically-modified material to us, or decline to supply genetically-modified material to us, our FCX-007 program would be delayed until we obtained an alternative source, which could take a considerable length of time. If it became necessary to replace a third party that was assisting with one of our pre-clinical studies or clinical trials, we believe that there are a number of other third-party contractors that could be engaged to continue these activities, although it may result in a delay of the applicable pre-clinical study or clinical trial. If there are delays in testing or obtaining regulatory approvals as a result of a third party’s failure to perform, our drug discovery and development costs will likely increase, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
We have limited manufacturing capacity and any manufacturing difficulties, disruptions or delays could adversely affect our ability to conduct our clinical trials.
Manufacturing biologic products is difficult, complex and highly regulated. During 2016, we began to manufacture the pre-clinical supply of our FCX-013 product candidate in our facility in Exton, PA. We outsource the manufacturing of our FCX-007 product candidate to a contract manufacturer in Mountain View, CA. Our ability to adequately and timely manufacture and supply our product candidates is dependent on the operation of our sole facility and those of our contract manufacturer, which may be impacted by, among other things:

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
If the efficient manufacture and supply of our product candidates is interrupted, we may experience delayed shipments or supply constraints, which may materially impact our ongoing and future pre-clinical studies and clinical trials.

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

If regulatory authorities determine that we or our contract manufacturer or certain of our third-party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third-party service providers comply, or indefinitely. Because our third-party service providers are subject to the FDA and, potentially, in the future, foreign regulatory authorities, alternative qualified third-party service providers may not be available on a timely basis or at all. If we or our third-party service providers cease or interrupt production or if our third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, and supply constraints for our products.

Our research, development and manufacturing operations depend on two facilities for all of our product candidates. If one or more of such facilities is destroyed or is out of operation for a substantial period of time, our business may be adversely impacted.

We currently conduct our research, development and manufacturing operations related to our product candidates in our facility located in Exton, Pennsylvania as well as at our contract manufacturer that uses one facility located in Mountain View, California.

If regulatory, manufacturing or other problems require us to discontinue production at either facility, we will not be able to have supplies for our pre-clinical studies and clinical trials, which would adversely impact our business. If either facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss or similar events, we may not be able to quickly or inexpensively replace our or our contract manufacturer’s facility. In the event of a temporary or protracted loss of either facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with necessary regulatory requirements.

Risks Related to Our Intellectual Property

If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technologies and product candidates, our competitive position could be harmed.

Our commercial success will depend in large part on our, and our licensors, ability to obtain and maintain patent and other intellectual property protection in the U.S. and other countries with respect to our proprietary technology and our product candidates. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the U.S. and abroad related to our novel technologies and product candidates that are important to our business.

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

With respect to patent rights, we do not know whether any of the pending patent applications for any of our therapies will result in the issuance of patents that protect our technology or products, or if any of our or our licensors’ issued patents will effectively prevent others from commercializing competitive technologies and product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

Our commercial success depends upon our ability to develop, manufacture, and if approved, market and sell our product candidates and to use our related proprietary technologies. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including interference, post grant review, inter partes review or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party in order to be able to commercialize any of our product candidates that obtain regulatory approval.  However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing our future approved products and then expend time and funding to redesign such products so that such products do not infringe others’ patents while still allowing us to compete in the market with a substantially similar product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing any of our product candidates that obtain regulatory approval or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us.

We believe that use of our product candidates in clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our product candidates progress toward regulatory approval and commercialization, the possibility of a patent infringement claim against us increases. We attempt to ensure that our product candidates and the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.
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

The laws of certain foreign countries may not protect our rights to the same extent as the laws of the U.S., and these foreign laws may also be subject to change. For example, methods of treatment and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Biopharmaceutical companies may develop, seek approval for, and launch biosimilar versions of our products. Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our and our licensors’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of our product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents. In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and pre-clinical data and launch their product earlier than might otherwise be the case.

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

In September 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the U.S. transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, post grant review, inter-partes review or interference proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our or our licensors’ patent rights, which could adversely affect our competitive position. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents and those licensed to us.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make biologics that are the same as or similar to our product candidates, but that are not covered by the claims of the patents that we own or have exclusively licensed;

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

Recent changes in our senior management team and the lack of shared experience among the current members of our senior management team could harm our business.

Effective as of December 16, 2016, David Pernock resigned as our Chief Executive Officer and as a member of our Board. Effective as of January 1, 2017, Keith A. Goldan resigned as our Chief Financial Officer. Effective as of January 25, 2017, Michael F. Marino resigned as our Senior Vice President, General Counsel and Corporate Secretary. Effective as of December 18, 2016, our Board appointed John M. Maslowski, previously our Senior Vice President of Scientific Affairs, as our Chief Executive Officer. Additionally, in light of the departure of Mr. Goldan, Kimberly M. Smith, our Vice President of Corporate Accounting and Controller, was appointed as our principal accounting officer, effective as of November 7, 2016. On February 10, 2017, Ms. Smith resigned from the Company, effective as of March 31, 2017.

As a result of these changes, we may experience disruption or have difficulty in maintaining or developing our business during this transition. Further, our senior management team has limited experience working together as a group. This lack of shared experience could negatively impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. If our management team is not able to work together as a group, our business may be harmed.

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

Our business may be adversely affected by current and potential future healthcare reforms.

In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our product candidates, if approved, are prescribed and purchased. For example, provisions of the Patient Protection and Affordable Care Act (PPACA) have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the Public Health Service Act.

There is also significant economic pressure on state budgets that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for certain drugs. In recent years, some states have considered legislation and ballot initiatives that would control the prices of drugs, including laws to allow importation of pharmaceutical products from lower cost jurisdictions outside the U.S. and laws intended to impose price controls on state drug purchases. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our product candidates, if approved. In addition, under the PPACA, as states implement their health care marketplaces or operate under the federal exchange, the impact on drug manufacturers will depend in part on the formulary and benefit design decisions made by insurance sponsors or plans participating in these programs. It is possible that we may need to provide discounts or rebates to such plans in order to maintain favorable formulary access for our future product candidates, if approved, which could have an adverse impact on our sales and results of operations.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a biopharmaceutical company, even though we do not bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others:

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

•
Federal civil false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of government funds, or other third-party payors that are false or fraudulent. Criminal prosecution is also possible for making or presenting a false or fictitious or fraudulent claim to the federal government;

•	HIPAA, which prohibits, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
Requirements to report annually to the Centers for Medicare & Medicaid Services certain “transfers of value” made to teaching hospitals and physicians (including family members) and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year; and

•
State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Additional information about the scope of these requirements is offered under “Other U.S. Regulatory Requirements” in the Government Regulatory section above. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has further strengthened these laws. For example, the PPACA, among other things, clarified the intent requirement of the federal anti-kickback and certain criminal healthcare fraud statutes. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations, contract manufacturing organization, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations or the unauthorized transfer of our proprietary information, and could result in a material disruption of our research, pre-clinical and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted.

We have generated significant net operating loss carryforwards (NOL's) as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOL's forward to reduce our tax liability in future years. However, our ability to utilize the NOL's is subject to the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code). Those sections generally restrict the use of NOL's after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with carry forwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards. We have completed several financings since our inception which we believe have resulted in “ownership changes” within the meaning of Section 382. We may also experience ownership changes in the future as a result of additional financings and subsequent shifts in our stock ownership. As a result, our NOL's may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOL's were freely usable.

Risks Related to Ownership of our Common Stock

The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock began trading on NYSE MKT on May 17, 2013 and then on NASDAQ on August 29, 2014. Between May 17, 2013 and December 31, 2016, our common stock has traded between $0.52 and $7.60. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	whether our clinical trials can be conducted within the timeframe that we expect and whether such trials will yield positive results;

•	whether our collaborations with Intrexon can be advanced with positive results within the timeframe and budget that we expect;

•	changes in laws or regulations applicable to our products or product candidates, including but not limited to clinical trial requirements for approvals;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	a decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

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

As of March 9, 2017, Randal J. Kirk and certain of his affiliates (including Intrexon, our collaboration partner on our gene therapy programs) beneficially owned approximately 16.6 million shares, or approximately 38%, of our common stock, excluding common stock underlying the Note and Private Placement Warrants issued in connection with the 2016 Private Placement and the Series A Preferred Stock and the March 2017 Warrants. If Randal J. Kirk and certain affiliates exercised the convertible securities or warrants acquired in the September 2016 Private Placement and Series A Preferred Stock Offering, they would receive, in the aggregate, (i) approximately 6.8 million shares of our common stock pursuant to exercise of the Private Placement Warrants, (ii) approximately 6.0 million shares of common stock underlying $6,762,500 outstanding principal amount of Notes, (iii) approximately 0.1 million shares of common stock underlying accrued interest on the Notes, (iv) approximately 3.9 million shares of common stock upon conversion of the Series A Preferred Stock and (v) approximately 3.9 million shares of common stock pursuant to the exercise of the March 2017 Warrants, resulting in the beneficial ownership of approximately 58% of our common stock.

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

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to:

•	the timing, implementation and cost of our research, pre-clinical studies and clinical trials;

•	expenses in connection with our exclusive channel collaboration agreements with Intrexon;

•	the timely and successful implementation of improved manufacturing processes;

•	our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;

•	the amount and timing of expenditures by practitioners and their patients;

•	introduction of new technologies;

•	product liability litigation, class action and derivative action litigation, or other litigation;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

•	the state of the debt and/or equity capital markets at the time of any proposed offering we choose to initiate;

•	our ability to successfully integrate new acquisitions into our operations;

•	government regulation and legal developments regarding our product candidates in the United States and in the foreign countries in which we may operate in the future; and

•	general economic conditions.
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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur, which could occur if we issue a large number of shares of common stock (or securities convertible into our common stock) in connection with a future financing, as our common stock is trading at low levels. These factors could make it more difficult for us to raise funds through future offerings of common stock or other equity securities. In addition to our common stock outstanding, as of December 31, 2016, we had warrants and stock options outstanding that were exercisable for a total of 5,087,887 shares of common stock. An additional 18,087,500 warrants, issued in connection with the 2016 Private Placement, become exercisable March , 2017.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Upon our liquidation, dissolution or winding up, the holders of the Series A Preferred Stock are entitled to receive out of our assets, whether capital or surplus, an amount equal to such holder’s then stated value for each share of Series A Preferred Stock before any distribution to the holders of the common stock, any class or series of preferred stock and all other common stock equivalents other than those securities which are explicitly senior or pari passu to the Series A Preferred Stock in redemption, distribution of assets upon a liquidation or dividends. If there are insufficient assets to pay in full such amounts, then the available assets will be ratably distributed to the holders of the Series A Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock.

We have not declared any dividends on our common stock to date, and we have no intention of declaring dividends in the foreseeable future.

The decision to pay cash dividends on our common stock rests with our Board and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.

Provisions in our charter documents could prevent or delay stockholders’ attempts to replace or remove current members of our Board.

Our charter documents provide for staggered terms for the members of our Board. Our Board is divided into three staggered classes, and each director serves a term of three years. At stockholders’ meetings, only those directors comprising one of the three classes will have completed their term and be subject to re-election or replacement.

In addition, our Board is authorized to issue “blank check” preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board has in the past and may in the future, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay or prevent a change in our control.

The use of a staggered Board and the ability to issue “blank check” preferred stock are traditional anti-takeover measures. These provisions in our charter documents make it difficult for a majority stockholder to gain control of the Board and of our company. These provisions may be beneficial to our management and our Board in a hostile tender offer and may have an adverse impact on stockholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of our Board.

Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business and the development of our product candidates.

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

Not applicable.
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on NASDAQ under the symbol “FCSC.” The following table sets forth, for the indicated periods, the high and low intra-day sales prices per share for our common stock.

	High	Low
Year Ended December 31, 2016
First Quarter	$4.62	$2.04
Second Quarter	$3.78	$0.91
Third Quarter	$1.38	$0.70
Fourth Quarter	$1.05	$0.52
Year Ended December 31, 2015
First Quarter	$5.99	$2.38
Second Quarter	$6.40	$3.25
Third Quarter	$7.60	$3.68
Fourth Quarter	$6.18	$3.50
The closing price of our common stock on March 3, 2017 was $0.66 as reported on NASDAQ.

Holders of Record

As of March 3, 2017, there were 44,079,447 shares of our common stock outstanding. There were approximately 139 stockholders of record at March 3, 2017.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividend on our common stock and our Board does not intend to do so in the foreseeable future.  The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

All information regarding the issuance of our securities during the year ended December 31, 2016 have been previously disclosed in current reports we have filed on Form 8-K or in quarterly reports we have filed on Form 10-Q. We did not issue any unregistered equity securities during the quarter ended December 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2016.
 Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included in Part IV of this Form 10-K.
Overview
We are an autologous cell and gene therapy company focused on translating personalized biologics into medical breakthroughs. We are focused on discovering and developing new therapies for the localized treatment of diseases affecting the skin and connective tissue. Our approach to personalized biologics is distinctive and the foundation of our personalized biologics platform is our proprietary autologous fibroblast technology. Fibroblasts are the most common cell in skin and connective tissue and are responsible for synthesizing extracellular matrix proteins, including collagen and other growth factors, which provide structure and support. Because fibroblasts naturally reside in the localized environment of the skin and connective tissue, they represent an ideal delivery vehicle for proteins targeted to these areas. We target the underlying cause of disease by using fibroblast cells from a patient's skin to create localized therapies with genetic modification that are compatible with the unique biology of the patient (i.e., autologous).

We are focused on discovering and developing localized therapies for diseases affecting the skin and connective tissue, where there are high unmet needs, to improve the lives of patients and their families. In that regard, we commit significant resources to our research and development programs. Currently, all of our research and development operations and focus are on gaining regulatory approvals to commercialize our product candidates in the United States; however, we may seek to expand into international markets in the future

Development Programs

Our current pipeline consists of the following product candidates, which we are developing in collaboration with Intrexon:

FCX-007 is our clinical-stage, gene-therapy product candidate for the treatment of RDEB, a congenital and progressive orphan skin disease caused by the deficiency of COL7. FCX-007 is a genetically-modified autologous fibroblast that encodes the gene for COL7 and is being developed in collaboration with Intrexon. By genetically modifying autologous fibroblasts ex vivo to produce COL7, culturing them and then treating wounds locally via injection, FCX-007 offers the potential to address the underlying cause of the disease by providing high levels of COL7 directly to the affected areas while avoiding systemic distribution. FCX-007 has received orphan drug designation for the treatment of DEB, including RDEB, rare pediatric disease designation for the treatment of RDEB and Fast Track designation for the treatment of RDEB from the FDA, and is currently in Phase I/II trial. We are actively recruiting adult subjects to complete enrollment in the Phase I portion of the trial and currently have four of the six adult subjects enrolled. The manufacture of FCX-007 for all four enrolled subjects is in process and we have dosed our first subject in the first quarter of 2017.

We are also in pre-clinical development of FCX-013 for the treatment of linear scleroderma, an excess production of extracellular matrix characterized by skin fibrosis and linear scars. FCX-013 is designed to be injected under the skin at the location of the fibrosis where the genetically-modified fibroblast cells will produce a protein to break down excess collagen accumulation. We have completed our proof-of-concept study for FCX-013 and have advanced FCX-013 into a pre-clinical dose-ranging study. We expect to complete a toxicology/biodistribution study and submit an IND application for FCX-013 to the FDA in the fourth quarter of 2017. FCX-013 has received orphan drug designation from the FDA.

Gene Therapy Research Program for Arthritis and Related Conditions

We recently expanded our collaboration with Intrexon to pursue the research, development and commercialization of products for the treatment of chronic inflammation and degenerative diseases of human joints through intra-articular or other local administration of genetically modified fibroblasts. We are currently in the research phase for a gene therapy to treat arthritis and related conditions under this collaboration. Our goal is to deliver a protein therapy locally to the joint to provide sustained efficacy while avoiding key side effects typically associated with systemic therapy.

See “Item 1—Business" within Part I of this Form 10-K for additional details regarding our development programs, research programs, and collaboration agreements.

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
Results of Operations
Comparison of Years Ending December 31, 2016 and 2015
Revenue and Cost of Revenue
Revenue and cost of revenue were comprised of the following:

	Year Ended December 31,		2016 vs 2015 Change
($ in thousands)	2016	2015	$	%
Revenue from product sales	$337	$270	$67	24.8%	(1)
Collaboration revenue	18	222	(204)	(91.9)%	(2)
Total revenue	355	492	(137)	(27.8)%
Cost of product sales	696	426	270	63.4%	(3)
Cost of collaboration revenue	1	296	(295)	(99.7)%	(4)
Total cost of revenue	697	722	(25)	(3.5)%
Gross loss	$(342)	$(230)	(112)	48.7%

(1)
Revenue from product sales relates solely to, and is recognized based on, the shipment of LAVIV injections to patients. Although the number of injections can fluctuate from period to period, product revenues continue to be, and are expected to remain, insignificant to our operations. In connection with the wind-down of azficel-T operations, we are no longer accepting new prescriptions for LAVIV.

(2)
Collaboration revenue is related to a research and development agreement that we have with a third party to investigate potential new non-pharmaceutical applications for our conditioned fibroblast media technology. Revenue recognized to date relates to an upfront license fee of less than $0.1 million that was being amortized over the estimated total contract period and approximately $0.2 million for a proof-of-concept study that was completed during the fourth quarter of 2015. Collaboration revenue for 2016 relates solely to recognition of the upfront license fee while collaboration revenue for 2015 includes recognition of both the upfront license fee and fees for the proof-of-concept study.

(3)
Cost of product sales includes direct and indirect costs related to the processing of cells for LAVIV. Cost of product sales increased approximately $0.3 million, or 63.4%, for the year ended December 31, 2016 as compared to 2015 due primarily to increases in sales volume during 2016 as well as charges for inventory write-offs recorded in 2016 as a result of the wind-down of our azficel-T operations.

(4)	Cost of collaboration revenue relates to a proof-of-concept study which was completed during 2015. No such expenses were incurred during the year ended December 31, 2016.

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

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	Year Ended December 31,		2016 vs 2015 Change
($ in thousands)	2016	2015	$	%
Direct costs:
FCX-007	3,216	4,572	(1,356)	(29.7)%	(1)
FCX-013	1,534	1,541	(7)	(0.5)%	(2)
azficel-T for vocal cord scarring	251	1,149	(898)	(78.2)%	(3)
Arthritis	—	10,187	(10,187)	(100.0)%	(4)
Other	115	139	(24)	(17.3)%
Total direct costs	5,116	17,588	(12,472)	(70.9)%
Indirect costs:
Regulatory costs	762	957	(195)	(20.4)%	(5)
Intangible amortization	231	551	(320)	(58.1)%	(6)
Compensation and related expenses	3,267	3,923	(656)	(16.7)%	(7)
Process development	1,014	1,847	(833)	(45.1)%	(8)
Other indirect R&D costs	1,734	1,026	708	69.0%	(9)
Total indirect costs	7,008	8,304	(1,296)	(15.6)%
Total research and development expenses	$12,124	$25,892	$(13,768)	(53.2)%

(1)
Costs for our FCX-007 program decreased approximately $1.4 million, or 29.7%, for the year ended December 31, 2016 compared to 2015 due primarily to the completion of pre-clinical development activities in the first quarter of 2016 that were ongoing throughout 2015, offset partially by costs associated with the initiation of the Phase I portion of our Phase I/II clinical trial for FCX-007 in adults during the second quarter of 2016.

Through December 31, 2016, we have incurred approximately $20.4 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase I/II clinical trial protocol and recruiting subjects. Going forward, research and development investments for this program are expected to support clinical product manufacturing, statistical analyses, report generation and future clinical trial costs.

(2)
Costs for our FCX-013 program for the year ended December 31, 2016 remained consistent with those incurred during 2015. Costs incurred during 2016 relate primarily to the completion of our proof-of-concept study which occurred in the first quarter of 2016 and advancement of FCX-013 into a pre-clinical dose-ranging study. Costs incurred during the 2015 period related primarily to early product development expenses incurred which included gene screening and selection, construct build and optimization, vector optimization, assay development, RTS® switch and ligand optimization and some early animal model work.

Through December 31, 2016, we have incurred approximately $10.7 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Intrexon. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept study. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee (NIH RAC) meeting preparation expenses, and the design and execution of clinical trials.

(3)
Costs for our azficel-T for vocal cord scarring program decreased approximately $0.9 million, or 78.2%, for the year ended December 31, 2016 compared to 2015 as dosing in the Phase II trial was complete as of December 31, 2015. No subject enrollment or clinical manufacturing costs were incurred in the 2016 period.

Through December 31, 2016, we have incurred approximately $2.7 million in direct research and development costs related to this program, life-to-date. These costs include the author and review of clinical trial protocols, recruiting investigator sites, the cost to manufacture clinical trial material, recruiting subjects, executing our Phase I and II clinical trials and statistical analyses. Going forward, no significant research and development investments for this program are anticipated as the Phase II trial did not meet primary efficacy endpoints and the trial will be terminated upon completion of the final study report and certain close-out activities.

(4)
Costs to date on our arthritis and related conditions research program are approximately $10.2 million as of December 31, 2016, all of which were incurred in 2015 and relate primarily to the $10.0 million up-front technology access fee paid to Intrexon in connection with the 2015 ECC. See Part I, Item 1, "Business —Intrexon Collaborations" of this Form 10-K for additional details regarding our collaborations with Intrexon.

Going forward, research and development investments for this program will support the establishment of program plans, gene candidate screening, product and assay development, proof-of-concept studies, pre-clinical studies and clinical trial execution.

(5)
Regulatory costs decreased approximately $0.2 million, or 20.4%, for the year ended December 31, 2016 compared to 2015 due primarily to a decrease in costs incurred with the FDA for fees levied under the Prescription Drug User Fee Act (PDUFA). The decrease in fees resulted from our decision to wind-down azficel-T (including LAVIV), as more fully described within Part I, Item 1, "Business —Wind-down of azficel-T Operations" of this Form 10-K, which, beginning in the fourth quarter of 2016, exempted us from being assessed annual product registration and establishment fees imposed under PDUFA, which will result in cost savings.

(6)
Intangible asset amortization decreased approximately $0.3 million, or 58.1%, for the year ended December 31, 2016 compared to 2015 due to the impairment of our intangible assets during the second quarter of 2016 which resulted in no amortization expense during the second half of 2016. See Note 3 in the accompanying Notes to the Consolidated Financial Statements contained in this Form 10-K for further details.

(7)
Compensation and related expenses decreased approximately $0.7 million, or 16.7%, for the year ended December 31, 2016 compared to 2015, due primarily to decreases in salaries, benefits and bonus expense resulting from the reduction in workforce associated with the wind-down of azficel-T operations which occurred in June 2016.

(8)
Process development costs decreased approximately $0.8 million, or 45.1%, for the year ended December 31, 2016 compared to 2015, as a result primarily of internal process development work being halted in June 2016 in connection with the wind-down of azficel-T operations and related restructuring initiatives.

(9)
Other indirect R&D costs increased approximately $0.7 million, or 69.0%, for the year ended December 31, 2016 compared to 2015, due primarily to unabsorbed fixed overhead costs for our manufacturing facility since less process development work occurred in 2016 as discussed in (8) above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were comprised of the following:

	Year Ended December 31,		2016 vs 2015 Change
($ in thousands)	2016	2015	$	%
Compensation and related expenses	$4,695	$4,844	(149)	(3.1)%
Professional fees	2,161	3,569	(1,408)	(39.5)%	(1)
Facilities and related expenses and other	2,917	2,872	45	1.6%
Total selling, general and administrative expenses	$9,773	$11,285	$(1,512)	(13.4)%

(1)
Professional fees decreased approximately $1.4 million, or 39.5%, for the year ended December 31, 2016 compared to 2015. The decrease is due primarily to legal fees related to litigation and contract matters as well as contract labor costs that were incurred in the prior year period and did not recur in 2016, offset partially by financing-related costs incurred in 2016 that were required to be expensed in accordance with GAAP. Additionally, in the second quarter of 2015, we hired in-house general counsel which further reduced legal costs incurred with outside vendors.

Intangible Asset Impairment Expense

During the year ended December 31, 2016 we recorded a non-cash impairment charge of approximately $3.9 million to write off our intangible assets in connection with our decision to wind-down azficel-T (including LAVIV). No such charges were incurred during 2015. See Note 3 in the accompanying Notes to the Consolidated Financial Statements contained in this Form 10-K for further details.

Restructuring Costs

During the year ended December 31, 2016 we recorded restructuring costs totaling approximately $0.3 million. Restructuring costs were comprised of employee severance and benefit related charges associated with our reduction in workforce in June 2016 and non-cash impairment charges against the carrying values of equipment with no alternative future use. No such costs were incurred during 2015. See Part I, Item 1, "Business —Wind-down of azficel-T Operations" of this Form 10-K and Note 12 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K for further details.

Warrant Revaluation Income

During the years ended December 31, 2016 and 2015, we recorded non-cash income of approximately $11.9 million and $2.9 million, respectively, for warrant revaluation income in our Consolidated Statements of Operations. Due to the nature and inputs of the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations from year to year. These fluctuations were due to a variety of factors including changes in our stock price, changes in the remaining contractual life of the warrants, and changes in management's estimated probability of certain events occurring that would impact the warrants. Warrant revaluation income for 2016 was driven primarily by decreases in both our stock price and remaining contractual term of warrants while warrant revaluation income for 2015 was driven primarily by changes in management's estimated probability of certain events occurring that would impact the warrants and a decrease in the remaining contractual term of warrants.

Derivative Revaluation Expense

During the year ended December 31, 2016, we recorded non-cash derivative revaluation expense of approximately $0.5 million for derivative liability revaluation charges in our Consolidated Statement of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the 2016 Private Placement. No such revaluation charges were incurred in prior periods. See Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K for further details.

Interest Expense

During the year ended December 31, 2016, we recorded interest expense of approximately $0.2 million in our Consolidated Statement of Operations related to the Notes that we issued in the 2016 Private Placement which bear interest at 4% per annum. No such expenses were incurred in prior periods. See Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K for further details.

Net Loss

Net loss decreased approximately $19.2 million to $15.3 million for the year ended December 31, 2016, as compared to $34.5 million for the year ended December 31, 2015.  The decrease was due primarily to an overall net decrease in operating expenses of approximately $11.1 million, as more fully described at the component level above, and an increase in warrant revaluation income of approximately $9.0 million.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of December 31, 2016, we had an accumulated deficit of approximately $162.6 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future. Additionally, to fund our operations, we issued convertible promissory notes in an aggregate amount of approximately $18.1 million, which bear interest at 4% per annum, in connection with the 2016 Private Placement as more fully described under the heading “Contractual Obligations” below and in Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K.

Our financial condition is summarized below as of the following dates:

	As of December 31,		Change
($ in thousands)	2016	2015	$	%
Cash and cash equivalents	$17,515	$29,268	$(11,753)	(40.2)%

Working capital:
Total current assets	$18,028	$30,994	$(12,966)	(41.8)%
Less: Total current liabilities	2,987	15,365	(12,378)	(80.6)%
Net working capital	$15,041	$15,629	$(588)	(3.8)%

Convertible notes payable (gross principal)	$18,088	$—	$18,088	100.0%

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of approximately $17.5 million as of December 31, 2016. As of December 31, 2016, we had net working capital of approximately $15.0 million which decreased approximately $0.6 million, or 3.8%, from December 31, 2015. We believe that our existing cash and cash equivalents, including the proceeds from our recent March 2017 public offering of convertible preferred stock and warrants, will be sufficient to fund our operations into the second quarter of 2018; however, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations. Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

•	the cost of clinical activities and outcomes related to our Phase I/II clinical trial for FCX-007;

•	the costs of pre-clinical activities and outcomes related to FCX-013, for which we expect to file an IND with the FDA in the fourth quarter of 2017;

•	the cost of research related to our gene-therapy product candidate for arthritis and related conditions under the 2015 ECC;

•	the cost of additional pre-clinical studies and clinical trials in order to obtain regulatory approvals for our product candidates;

•	the cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications; and

•	the cost of filing, surveillance around, prosecuting, defending and enforcing patent claims.

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

These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its audit report on our Consolidated Financial Statements for the years ended December 31, 2016 and 2015 in this Form 10-K related to our ability to continue as a going concern.

NASDAQ Deficiency Notice

On October 5, 2016, we received notice (the Notice) from NASDAQ that we were not currently in compliance with the $1.00 minimum bid price requirement of NASDAQ Listing Rule 5550(a)(2). The Notice had no immediate effect on the listing of our common stock, and our common stock will continue to trade on NASDAQ under the symbol “FCSC” during the 180-day cure period. The Notice indicated that, consistent with NASDAQ Listing Rule 5810(c)(3)(A), we have until April 3, 2017 to regain compliance with the minimum bid price requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days.

In the event we do not regain compliance by April 3, 2017, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for NASDAQ which require, among other things, that we have at least $5 million of stockholders’ equity or at least $4 million of stockholders’ equity and $50 million market value of listed shares. If we fail to regain compliance during the applicable period, NASDAQ will provide written notice that our securities will be delisted. In that event, we may appeal such delisting determination to a hearings panel. The delisting of our common stock from NASDAQ could result in an event of default under our convertible promissory notes.

On March 1, 2017, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our outstanding shares of common stock at a ratio within a range from 1:3 to 1:10. Our Board is currently evaluating our closing bid price to determine whether to effect the reverse stock split and, if so, the ratio to effect in order to achieve the requisite increase in the market price of our common stock to be in compliance with NASDAQ’s minimum bid price requirement prior to April 3, 2017.

2017 Series A Preferred Stock Offering

On March 8, 2017, we completed the Series A Convertible Preferred Stock Offering for the sale of $8.0 million of our Series A Preferred Stock and the March 2017 Warrants to certain of our existing investors, including certain related parties (including Intrexon). After deducting estimated offering expenses, we expect that net proceeds from the offering excluding the proceeds, if any, from the exercise of the March 2017 Warrants, will be approximately $7.65 million. For additional details, see Note 17, Subsequent Events, to the Consolidated Financial Statements, included in Part IV of this Form 10-K.

Also, see Risks Related to Our Financial Position and Need for Additional Capital included within Part I, Item 1A, "Risk Factors" of this Form 10-K.

Cash Flows

The following table summarizes our cash flow activity:

	Year Ended December 31,		2016 vs 2015 Change
($ in thousands)	2016	2015	$	%
Net cash flows provided by (used in):
Operating activities	$(29,390)	$(24,106)	$(5,284)	21.9%
Investing activities	$(252)	$(245)	$(7)	2.9%
Financing activities	$17,889	$16,124	$1,765	10.9%
Operating Activities.  Cash used in operating activities during the year ended December 31, 2016 was $29.4 million, an increase of $5.3 million over the year ended December 31, 2015. The increase was due primarily to the $10 million up-front technology access fee payment to Intrexon in January 2016 in connection with the 2015 ECC, offset by a decrease in spending as a result of the completion of certain pre-clinical development activities for our FCX-007 product candidate, as more fully described under the heading "Results of Operations" above.

Investing Activities.  Cash used in investing activities during the year ended December 31, 2016 remained relatively consistent with the year ended December 31, 2015 and related primarily to the purchases of property and equipment.

Financing Activities.  Cash provided by financing activities during the year ended December 31, 2016 was approximately $17.9 million, an increase of $1.8 million as compared to the year ended December 31, 2015. The increase was due primarily to net proceeds from the 2016 Private Placement of approximately $17.9 million compared to net proceeds received from the July 2015 common stock offering of approximately $15.9 million. See additional information regarding the 2016 Private Placement included under the heading “Contractual Obligations” below and in Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
($ in thousands)	Total	2017	2018	2019	2020	2021	2022 and thereafter
Operating lease obligations (1)	$8,704	$1,254	$1,254	$1,416	$1,471	$1,471	$1,838
Debt obligations (2)	22,071	—	—	—	—	22,071	—
Total (3)	$30,775	$1,254	$1,254	$1,416	$1,471	$23,542	$1,838

(1)	Operating lease obligations are stated based on the amended lease agreement for our office, warehouse and laboratory facility executed in February 2012.

(2)
Obligations under the Notes issued in connection with the 2016 Private Placement which includes principal and accrued interest through September 7, 2021, based on stated fixed rates, as we have elected to accrue interest. The Notes have a maturity date of the earlier of (i) September 7, 2026 and (ii) one-hundred and eighty (180) days after the date on which our product candidate, FCX-007, is approved by the FDA for the treatment of RDEB. However, each Note holder has the right to require us to repay all or any portion of the unpaid principal and accrued interest from time to time on or after September 7, 2021. See details under the sub-heading "2016 Private Placement " below.

(3)
This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

2016 Private Placement

In September 2016, we issued an aggregate of approximately $18.1 million in principal of Notes and accompanying Private Placement Warrants to purchase an aggregate of 18,087,500 shares of common stock in a private placement to the Investors, including certain related parties (including Intrexon) which were issued an aggregate of approximately $6.8 million in principal of Notes and accompanying Private Placement Warrants to purchase an aggregate of 6,762,500 shares of our common stock.

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at our election at the beginning of each quarter, shall accrue or be paid in cash. If we elect to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if we elect for interest to accrue, then (i) we may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have us repay any such accrued and unpaid interest by delivering such number of shares of common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of common stock as reported on NASDAQ on the date of such election and (ii) the applicable Conversion Price.

All unpaid principal of each Investor’s Note is convertible, at any time and from time to time, at the option of such Investor into shares of common stock at the greater of (x) $1.13625 and (y) the last closing bid price of a share of common stock as reported on NASDAQ at the time of such Investor’s execution of the Purchase Agreement, plus $0.12625 (as subject to adjustment, which range from $1.13625 to $1.22625 per share.

The Notes have a maturity date of the earlier of (i) September 7, 2026 and (ii) one-hundred and eighty (180) days after the date on which our product candidate, FCX-007, is approved by the FDA for the treatment of RDEB. Each individual Note holder has the right to require us to repay all or any portion of the unpaid principal and accrued and unpaid interest from time to time on or after September 7, 2021. Such Put Right must be exercised by such Note holder by delivering written notice to us no later than one-hundred and eighty (180) days prior to such exercise date of such Put Right. In addition, upon consummation of a specified change of control transaction or the occurrence of certain events of default, as defined in the Notes, each Note holder may elect to accelerate the repayment of all unpaid principal and accrued interest under such holder’s Note. If an Investor does not elect to have us prepay its Note upon such change of control transaction, then we may prepay the Notes, in an amount equal to one hundred one percent (101%) of the outstanding principal due under the Notes (together with accrued and unpaid interest due thereon) (the Prepayment Right). Additionally, upon the occurrence of certain events of default, as defined in the Notes, each Investor may elect to accelerate the repayment of all unpaid principal and accrued interest under each Note and the Notes provide for automatic redemption upon the occurrence of certain bankruptcy related events of default, as defined in the Notes.
Collaborations with Related Party

We are party to two separate exclusive channel collaboration agreements with Intrexon, a related party, pursuant to which we became Intrexon's exclusive channel collaborator in the research, development and commercialization of certain products as defined in the respective agreements. In connection with these exclusive channel collaboration agreements, we engage Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburses Intrexon for its cost for time and materials for such services.

For the years ended December 31, 2016 and 2015, we incurred expenses of $3.7 million and $15.9 million, respectively, for payments to Intrexon.  As of December 31, 2016 and 2015, we had outstanding payables with Intrexon of $0.9 million and $10.7 million, respectively.

For additional details, see information within Part I, Item 1—Business, under the heading "Intrexon Collaborations" and Note 14, Related Party Transactions, to the Consolidated Financial Statements, included in Part IV of this Form 10-K.
Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part IV of this Form 10-K for discussion on recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.
Item 8. Financial Statements and Supplementary Data

The information required by Item 8 including the financial statements and notes thereto, and report of the independent registered public accounting firm thereon, are included in this Form 10-K as set forth in the “Index to Consolidated Financial Statements” on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer), concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

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

Based on our evaluation under the framework in COSO 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by our independent registered public accounting firm because smaller reporting companies are exempt from this requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Our Board has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.fibrocell.com) under "Corporate Governance" within the “Investors” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code and by posting such information on the website address and location specified above.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.
 Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.
Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

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
Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ John M. Maslowski
John M. Maslowski
Chief Executive Officer

Date: March 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John M. Maslowski	Chief Executive Officer	March 9, 2017
John M. Maslowski	(Principal Executive Officer and Principal Financial Officer)

/s/ Kimberly M. Smith	VP of Corporate Accounting and Controller	March 9, 2017
Kimberly M. Smith	(Principal Accounting Officer)

/s/ Douglas J. Swirsky	Chairman of the Board	March 9, 2017
Douglas J. Swirsky

/s/ Kelvin Moore	Director	March 9, 2017
Kelvin Moore

/s/ Marc Mazur	Director	March 9, 2017
Marc Mazur

/s/ Julian Kirk	Director	March 9, 2017
Julian Kirk

/s/ Marcus Smith	Director	March 9, 2017
Marcus Smith

/s/ Christine St.Clare	Director	March 9, 2017
Christine St.Clare

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
2.1
Debtors’ First Amended Joint Plan of Reorganization dated July 30, 2009 and Disclosure Statement (incorporated by reference to as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 12, 2009 and as Exhibit 99.1 to our Form 8-K, filed September 2, 2009)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed December 13, 2012)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed April 26, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed April 29, 2013)
3.3
Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended, filed July 19, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 22, 2013)

3.4
Certificate of Amendment of the Restated Certificate of Incorporation filed July 12, 2016 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 4, 2016)

3.5	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015)
3.6	Amendment to Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)
3.7
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock) incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 8, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 23, 2009)
4.2	Form of Common Stock Purchase Warrant used for the Series E Preferred Stock offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed May 14, 2012)
4.3	Form of Amended and Restated Common Stock Purchase Warrant issued to our prior 12.5% Note holders (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed October 9, 2012)
4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed September 8, 2016)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed September 8, 2016)
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on March 8, 2017)
10.1	Lease Agreement between Isolagen, Inc. and The Hankin Group dated April 7, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed April 12, 2005)
10.2
Amendment to Lease Agreement between Fibrocell Science, Inc. and The Hankin Group dated February 17, 2012 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed March 30, 2012)

10.3	Securities Purchase Agreement dated October 5, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 9, 2012)
10.4	Registration Rights Agreement dated October 5, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed October 5, 2012)
10.5	Stock Issuance Agreement dated October 5, 2012 between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed October 5, 2012)
10.6
Amendment and Conversion Agreement dated October 5, 2012 between the Company and the Holders of the Company’s Notes (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed October 5, 2012)

10.7
Exclusive Channel Collaboration Agreement between Intrexon Corporation and Fibrocell Science, Inc. (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed April 1, 2013)

10.8
First Amendment to Exclusive Channel Collaboration Agreement between the Company and Intrexon Corporation dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2013)

10.9	Supplemental Stock Issuance Agreement between the Company and Intrexon Corporation dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed July 1, 2013)

10.10
Second Amendment to Exclusive Channel Collaboration Agreement between the Company and Intrexon Corporation dated January 10, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 13, 2014)

10.11
Supplemental Stock Issuance Agreement between the Company and Intrexon Corporation dated January 10, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed January 13, 2014)

10.12
Letter Agreement to Exclusive Channel Collaboration Agreement, as amended, between Fibrocell Science, Inc. and Intrexon Corporation dated September 29, 2015 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 5, 2015)

10.13	t
Exclusive Channel Collaboration Agreement, dated December 31, 2015, between Fibrocell Science, Inc. and Intrexon Corporation (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed January 4, 2016)

10.14	U	Fibrocell Science, Inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 20, 2014)
10.15	U
Amendment to the Fibrocell Science, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 4, 2016)

10.16
Form of Nonqualified Stock Option Agreement for Employee Grants under Fibrocell Science, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)

10.17
Form of Nonqualified Stock Option Agreement for Director Grants under Fibrocell Science, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)

10.18
Form of Incentive Stock Option Agreement for Employee Grants under Fibrocell Science, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)

10.19	U
Amendment to Stock Option Agreement by and between the Company and David Pernock dated March 11, 2015 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed March 13, 2015)

10.20	U	Employment Agreement between the Company and David Pernock dated November 15, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 18, 2013)
10.21	U	Employment Agreement between the Company and Keith A. Goldan dated March 18, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 18, 2015)
10.22	U	Employment Agreement between the Company and Michael F. Marino dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015)
10.23	U	Employment Agreement between the Company and John Maslowski dated September 14, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 16, 2015)
*10.24	U	Separation Agreement and Release, dated November 4, 2016, and Supplemental Release, dated January 4, 2017, by and between the Company and Keith A. Goldan
10.25	U
Separation Agreement and General Release by and between the Company and David Pernock dated December 18, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 19, 2016)

10.26	U	Offer Letter by and between the Company and John M. Maslowski dated December 18, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed December 19, 2016)
10.27	U
Separation Agreement and General Release by and between the Company and Michael F. Marino dated January 25, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 26, 2017)

10.28	U
Separation Agreement and General Release by and between the Company and Kimberly M. Smith dated March 3, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 3, 2017)

10.29
Agreement for the Purchase and Sale of Convertible Debt and Common Stock Warrants dated August 9, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 3, 2016)

10.30		Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 8, 2016)
10.31
Controlled Equity Offering Sales Agreement by and between the Company and Cantor Fitzgerald & Co. dated January 21, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed January 21, 2016)

10.32
Form of Securities Purchase Agreement by and between the Company and other signatories thereto dated March 7, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 8, 2017)

12.1		Computation of Ratio of Earnings to Fixed Charges and Preference Security Dividends (incorporated by reference to Exhibit 12.1 to our Current Report on Form 8-K, filed on March 8, 2017)

*21	List of Subsidiaries
*23	Consent of PricewaterhouseCoopers LLP
*31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
U	Indicates management contract or compensatory plan or arrangement.
t
Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Fibrocell Science, Inc.

F 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fibrocell Science, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Fibrocell Science Inc. and its subsidiaries as of December 31, 2016, and December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers

Philadelphia, Pennsylvania
March 9, 2017

F 2

Fibrocell Science, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$17,515	$29,268
Inventory	—	482
Prepaid expenses and other current assets	513	1,244
Total current assets	18,028	30,994
Property and equipment, net	1,489	1,582
Intangible assets, net of accumulated amortization of $0 and $2,204, respectively	—	4,136
Other assets	65	—
Total assets	$19,582	$36,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$440	$499
Related party payable	942	10,720
Accrued expenses	1,551	1,779
Deferred revenue	—	457
Warrant liability, current	54	1,910
Total current liabilities	2,987	15,365
Convertible promissory notes, net of debt discount of $18,088 and $0, respectively (see Note 7)	—	—
Accrued interest payable	228	—
Warrant liability, long term	5,980	6,365
Derivative liability	1,735	—
Deferred rent	791	779
Total liabilities	11,721	22,509

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 44,058,626 shares issued and outstanding as of December 31, 2016; 100,000,000 shares authorized, 43,898,785 shares issued and outstanding as of December 31, 2015	44	44
Additional paid-in capital	170,380	161,330
Accumulated deficit	(162,563)	(147,171)
Total stockholders’ equity	7,861	14,203
Total liabilities and stockholders’ equity	$19,582	$36,712

The accompanying notes are an integral part of these consolidated financial statements.

F 3

Fibrocell Science, Inc.
Consolidated Statements of Operations
($ in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
Revenue from product sales	$337	$270
Collaboration revenue	18	222
Total revenue	355	492
Cost of product sales	696	426
Cost of collaboration revenue	1	296
Total cost of revenue	697	722
Gross loss	(342)	(230)
Research and development expenses	8,400	9,968
Research and development expenses - related party	3,724	15,924
Selling, general and administrative expenses	9,773	11,285
Intangible asset impairment expense	3,905	—
Restructuring costs	335	—
Operating loss	(26,479)	(37,407)
Other income (expense):
Warrant revaluation income	11,884	2,929
Derivative revaluation expense	(462)	—
Interest expense	(228)	—
Other income (expense), net	(7)	25
Loss before income taxes	(15,292)	(34,453)
Income tax benefit	—	—
Net loss	$(15,292)	$(34,453)

Per Share Information:
Net loss
— Basic	$(0.35)	$(0.82)
— Diluted	$(0.39)	$(0.85)

Weighted average number of common shares outstanding
— Basic	43,924,404	42,178,397
— Diluted	43,942,421	42,351,346

The accompanying notes are an integral part of these consolidated financial statements.

F 4

Fibrocell Science, Inc.
Consolidated Statements of Stockholders’ Equity
($ in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount
Balance, December 31, 2014	40,856,815	$41	$143,086	$(112,718)	$30,409
Issuance of shares in connection with common stock offering, net	2,974,136	3	15,869	—	15,872
Stock-based compensation expense	—	—	2,038	—	2,038
Exercise of stock options	56,250	—	255	—	255
Exercise of warrants	11,584	—	82	—	82
Net loss	—	—	—	(34,453)	(34,453)
Balance, December 31, 2015	43,898,785	$44	$161,330	$(147,171)	$14,203
Cumulative effect from adoption of new accounting standard (Note 3)	—	—	100	(100)	—
Issuance of shares under “At-The-Market” equity program, net of offering costs	159,841	—	—	—	—
Intrinsic value of beneficial conversion feature, net of issuance costs (Note 7)	—	—	7,017	—	7,017
Stock-based compensation expense	—	—	1,933	—	1,933
Net loss	—	—	—	(15,292)	(15,292)
Balance, December 31, 2016	44,058,626	$44	$170,380	$(162,563)	$7,861

The accompanying notes are an integral part of these consolidated financial statements.

F 5

Fibrocell Science, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,292)	$(34,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,933	2,038
Warrant liability revaluation income	(11,884)	(2,929)
Derivative liability revaluation expense	462	—
Loss on disposal or impairment of property and equipment	69	56
Depreciation and amortization	564	767
Intangible asset impairment	3,905	—
Recovery of doubtful accounts	(12)	(5)
Loss on write-down of inventory	356	—
Decrease (increase) in operating assets:
Accounts receivable	12	9
Inventory	126	89
Prepaid expenses and other current assets	796	35
Other assets	(65)	—
Increase (decrease) in operating liabilities:
Accounts payable	(139)	(114)
Related party payable	(9,778)	9,719
Accrued expenses and deferred rent	(214)	641
Accrued interest payable	228	—
Deferred revenue	(457)	41
Net cash used in operating activities	(29,390)	(24,106)
Cash flows from investing activities:
Purchase of property and equipment	(253)	(271)
Proceeds from the sale of property and equipment	1	26
Net cash used in investing activities	(252)	(245)
Cash flows from financing activities:
Proceeds from private placement, net	17,933	—
Proceeds from common stock offering, net	—	15,872
Payment of deferred offering costs	(42)	—
Proceeds from the exercise of stock options	—	255
Principal payments on capital lease obligations	(2)	(3)
Net cash provided by financing activities	17,889	16,124
Net decrease in cash and cash equivalents	(11,753)	(8,227)
Cash and cash equivalents, beginning of period	29,268	37,495
Cash and cash equivalents, end of period	$17,515	$29,268

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$57	$11
Deferred offering costs in accounts payable	$23	$—
Reduction of warrant liability upon cashless exercise of warrants	$—	$82

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

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. As of December 31, 2016, the Company had cash and cash equivalents of approximately $17.5 million and working capital of approximately $15.0 million. The Company believes that its cash and cash equivalents at December 31, 2016, including the proceeds from the recent March 2017 public offering of convertible preferred stock financing and warrants discussed in Note 17, will be sufficient to fund operations into the second quarter of 2018. The Company will require additional capital to fund operations beyond that point. To meet its capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about its ability to continue as a going concern. Consequently, the audit report prepared by the Company’s independent registered public accounting firm relating to its Consolidated Financial Statements for the year ended December 31, 2016 includes a going concern explanatory paragraph.

On October 5, 2016, the Company received a notice (the Notice) from The Nasdaq Stock Market LLC (NASDAQ) that the Company is not currently in compliance with the $1.00 minimum closing bid requirements of NASDAQ Listing Rule 5550(a)(2). The Notice indicated that, consistent with NASDAQ Listing Rule 5810(c)(3)(A), the Company has until April 3, 2017 to regain compliance with the minimum bid price requirement by having the closing bid price of the Company’s common stock meet or exceed $1.00 per share for at least 10 consecutive business days. During that time, the Company’s common stock will continue to trade on NASDAQ under the symbol “FCSC”.

On March 1, 2017, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company's outstanding shares of common stock at a ratio within a range from 1:3 to 1:10. The primary objective of the reverse stock split is to raise the per share trading price of the Company's common stock to allow the Company to maintain the listing of its common stock on NASDAQ. See Note 17 for further details.

F 7

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 2. Basis of Presentation

General

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of Fibrocell and its wholly owned subsidiaries. The accompanying Consolidated Financial Statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

All intercompany accounts and transactions have been eliminated in consolidation. The Company's foreign operations are immaterial and it has no unrealized gains or losses from the sale of investments. As a result, it does not have any items that would be classified as other comprehensive income in such a statement.

Reclassifications

The prior year financial statements contain certain reclassifications to the results of operations for the year ended December 31, 2015 to conform to the presentation for the year ended December 31, 2016 in this Form 10-K.
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are limited to the Company's cash and cash equivalents. As of December 31, 2016, the Company maintains its operating cash with one major U.S. domestic bank and the remainder of its cash and cash equivalents as a money market fund with one major global bank.  Federal insurance coverage on operating cash amounted to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may exceed federally insured limits.  The terms of these deposits are on demand to minimize risk.  The Company has not incurred losses related to these deposits.

Property and Equipment

Property and equipment is carried at acquisition cost less accumulated depreciation, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable as described further under the heading "Impairment of Long-lived Assets" below. The cost of normal, recurring, or periodic repairs and maintenance activities related to property and equipment are expensed as incurred. The cost for planned major maintenance

F 8

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 3. Summary of Significant Accounting Policies (continued)

activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.

Depreciation is computed on a straight-line basis over the estimated useful life of the respective assets, which are summarized as follows:

Property and equipment category	Useful life
Computer equipment and software	3 years
Laboratory equipment	6 years
Furniture and fixtures	10 years
Leasehold improvements	Lesser of remaining lease term or life of asset
When an asset is disposed of, the associated cost and accumulated depreciation is removed from the related accounts on the Company's Consolidated Balance Sheet with any resulting gain or loss included in the Company's Consolidated Statement of Operations.

Intangible Assets

Intangible assets were research and development assets related to the Company’s primary study on azficel-T that were capitalized on the balance sheet upon emergence from bankruptcy. The portion of the reorganization value which was attributed to identifiable intangible assets was $6.3 million. Azficel-T had two target indications: the Company's FDA-approved product LAVIV® and a clinical development program for azficel-T for the treatment of vocal cord scarring resulting in chronic or severe dysphonia. Effective January 1, 2012, the Company launched LAVIV and as a result, the research and development intangible assets related to the Company’s primary study were considered to be finite-lived intangible assets and began amortizing over 12 years, the estimated useful life of the assets which was analogous with the exclusivity period granted to the Company under the BLA.

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. The Company reviews the estimated remaining useful life of its intangible assets on an annual basis with any changes, if applicable, accounted for prospectively. Additionally, finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable as described further under the heading "Impairment of Long-lived Assets" below. Amortization expense for the years ended December 31, 2016 and 2015 was approximately $0.2 million and $0.6 million, respectively. See below for discussion of impairment charges incurred.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (i.e. impaired). Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value (less costs to sell for assets to be disposed of) as estimated using one of the following approaches: income, cost and/or market. Fair value using the income approach is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value utilizing the cost approach is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.

In June 2016, based on its failure to achieve primary efficacy endpoints for its Phase II clinical trial of azficel-T for the treatment of vocal cord scarring, the Company determined to wind-down its azficel-T operations as more fully described in Note 12. As a result, management concluded that the Company’s intangible assets had become fully impaired. Accordingly, a non-cash impairment charge of approximately $3.9 million was recorded during the second quarter of 2016 and is included in the Consolidated Statement of Operations for the year ended December 31, 2016. No impairment expense was recognized for the year ended December 31, 2015.

F 9

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 3. Summary of Significant Accounting Policies (continued)

Warrant Liability

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480), depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging (ASC 815) if the stock warrants contain “down-round protection” or other terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement and those which include “down-round provisions” are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “down-round protection” and “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. Warrants that the Company may be required to redeem through payment of cash or other assets outside its control are classified as liabilities pursuant to ASC 480 and are initially and subsequently measured at their estimated fair values. For additional discussion on warrants, see Note 8.

Debt Issued With Warrants

The Company considers guidance within ASC 470-20, Debt (ASC 470), ASC 480, and ASC 815 when accounting for the issuance of convertible debt with detachable warrants. As described above under the caption “Warrant Liability”, the Company classifies stock warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with liability-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the warrants at their full estimated fair value and established as both a liability and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and beneficial conversion features, are allocated to the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument pursuant to ASC 835, Interest (ASC 835).

Embedded Derivatives. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. Embedded derivatives are initially and subsequently measured at fair value. See Note 7 for additional discussion on the embedded derivatives associated with the Company’s convertible notes.

Beneficial Conversion Feature. If the amount allocated to the convertible debt results in an effective per share conversion price less than the fair value of the Company’s common stock on the commitment date, the intrinsic value of this beneficial conversion feature is recorded as a discount to the convertible debt with a corresponding increase to additional paid in capital. The beneficial conversion feature discount is equal to the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date, unless limited by the remaining proceeds allocated to the debt. See Note 7 for additional discussion on the beneficial conversion feature associated with the Company’s convertible notes.

Debt Issuance Costs. The Company follows the guidance under Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) for accounting for debt issuance costs. The Company allocates debt issuance costs between the debt and the warrants on the same basis as proceeds were allocated. The Company expenses issuance costs allocated to the warrants and presents the issuance costs allocated to the debt as a direct reduction from the carrying amount of the debt liability in the balance sheet. However, if debt issuance costs exceed the carrying amount of the debt, issuance costs are recorded to additional paid-in capital as a reduction of the beneficial conversion feature. As of December 31, 2016, the Company’s debt issuance costs are presented in additional paid-in capital as a reduction of the beneficial conversion feature and are being amortized to interest expense (despite their classification in additional paid-in capital) using the effective interest rate method over the expected term of the debt pursuant to ASC 835.

F 10

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 3. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue from Product Sales. In June 2011, the FDA approved the Company's BLA for LAVIV for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults. The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition (ASC 605).  In general, ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectability is reasonably assured.

Prepayments on product sales are generally received at three different stages of the treatment: (1) the biopsy stage, (2) the cell harvest stage, and (3) the injection stage. As one full course of LAVIV therapy includes three series of injections, prepayments are deferred and revenue is recognized on a prorata basis as each of the three series of injections is shipped to the physician. In connection with the wind-down of azficel-T operations during 2016 as more fully described in Note 12, the Company is no longer accepting new prescriptions.

Collaboration Revenue. The Company follows ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (ASC 605-25) and ASC 808, Collaborative Arrangements, if applicable, to determine the recognition of revenue under its collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, (iii) clinical and commercial manufacturing, and/or (iv) participation on joint research and/or joint development committees. The payments the Company may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts including proof-of-concept studies and product development; amounts due upon the achievement of specified objectives or milestones such as obtaining patents, trademarks and certain regulatory approvals, and achievement of commercialization of products; and/or royalties on future product sales.

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

Collaboration revenue for the years ended December 31, 2016 and 2015 is related to a research and development agreement that the Company has with a third party to investigate potential new non-pharmaceutical applications for the Company's conditioned fibroblast media technology. Revenue recognized to date from this collaboration relates to an upfront license fee that was amortized over the estimated total contract period and a proof-of-concept study which was completed in 2015.

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

Stock-Based Compensation

The Company follows ASC 718, Compensation – Stock Compensation (ASC 718), or ASC 505-50, Equity – Equity Based Payments to Non-Employees, where applicable. The Company accounts for stock-based awards to employees using the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. In addition, the Company accounts for stock-based compensation to non-employees in accordance with the accounting guidance for equity instruments that are issued to entities or persons other than employees. The Company uses a Black-Scholes option-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes option pricing model requires inputs for risk-free interest rate, dividend yield, expected stock price volatility and expected term of the options. The value of the award that is ultimately expected to vest based on the achievement of a performance condition (i.e., service period) is recognized as expense on a straight-line basis over the requisite service period. See Note 11 for additional details.

Previously, ASC 718 required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. In the first quarter of 2016, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. In connection with the adoption of this ASU, the Company made an accounting policy election to account for forfeitures as they occur and applied this change in accounting policy on a modified retrospective basis. As a result, the Company recorded a cumulative effect adjustment to retained earnings which resulted in an increase to accumulated deficit of $0.1 million with an offsetting increase to additional paid-in capital (zero net total equity impact) as of the date of adoption, principally related to additional stock compensation expense that would have been recognized on unvested outstanding options unadjusted for estimated forfeitures.

Restructuring Costs

Restructuring charges are primarily comprised of severance costs related to workforce reductions, contract termination and wind-down costs, asset impairments and costs of decommissioning the Company’s azficel-T manufacturing facility. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognizes restructuring charges when the liability has been incurred, except for one-time employee termination benefits that are incurred over time. Generally, one-time employee termination benefits (i.e., severance costs) are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments. Other costs, including but not limited to, contract termination and wind-down costs and manufacturing facility decommissioning costs, will be recorded as incurred. Asset impairment charges have been, and will be, recognized when management has concluded that the assets have been impaired in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, or other applicable authoritative guidance. See Note 12 for additional details.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the Consolidated Statements of Operations.  No such charges have been incurred by the Company.  For each of the years ended December 31, 2016 and 2015, the Company had no uncertain tax positions.  See Note 13 for additional details.

Loss Per Share Data

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during that period. The diluted loss per share calculation gives effect to dilutive stock options, warrants, convertible notes and other potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share is based on the if-converted method or the treasury stock method, as applicable, and includes the effect from the potential issuance of common stock, such as shares issuable pursuant to the conversion of convertible notes and the exercise of stock options and warrants, assuming the exercise of all "in-the-money" common stock equivalents based on the average market price during the period. Common stock equivalents have been excluded where their inclusion would be anti-dilutive. See Note 15 for additional details.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (ASU 2014-15). This update defines management's responsibility to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. More specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The guidance is effective for annual reporting periods ending after December 15, 2016 and the Company adopted ASU 2014-15 during the fourth quarter of 2016 with no material impact to the Company's Consolidated Financial Statements. The Company has concluded that certain conditions raise substantial doubt about its ability to continue as a going concern as more fully described in Note 1.

In April 2015, the FASB issued ASU 2015-03, to simplify the presentation of debt issuance costs. The new standard requires entities to present debt issuance costs related to a recognized liability in the balance sheet as a direct deduction from that liability, or contra-liability, rather than an asset, consistent with the existing presentation of a debt discount. For public business entities, the amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance during the third quarter of 2016 in connection with the issuance of convertible notes as discussed above under the subheading “Debt Issued with Warrants” within Note 3 and also Note 7.

In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of accounting for share-based payment award transactions and includes accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification of awards as either equity or liabilities, as well as the classification on the statement of cash flows. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company elected to early adopt ASU 2016-09 during the first quarter of 2016. In connection with the adoption of this ASU, the Company elected to account for forfeitures as they occur and applied this change in accounting policy on a modified retrospective basis. As a result, the Company recorded a cumulative-effect adjustment to retained earnings which resulted in an increase to accumulated deficit of $0.1 million with an offsetting increase to additional paid-in capital (zero net total equity impact) as of the date of adoption, related to additional stock

F 13

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 3. Summary of Significant Accounting Policies (continued)

compensation expense that would have been recognized on unvested outstanding options unadjusted for estimated forfeitures. Other provisions of ASU 2016-09 had no impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet (including by lessees for those leases classified as operating leases under previous GAAP) and disclosing key information about leasing arrangements. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Earlier application is permitted. While the Company is currently assessing the full impact this ASU will have on its Consolidated Financial Statements, the Company believes the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under the current noncancelable operating lease, as amended, for its Exton, PA facility, resulting in the recording of right of use assets and lease obligations. The Company does not anticipate any other material impacts to its Consolidated Financial Statements. Current minimum commitments under noncancelable operating leases are disclosed in Note 16.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB also issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. These amendments include targeted improvements based on input the FASB received from the FASB/International Accounting Standards Boards’ Joint Transition Resource Group for Revenue Recognition and other stakeholders, but do not change the core principles in Topic 606. The ASUs seek to clarify the guidance within the applicable subtopics of ASC 606, including amendments to the implementation guidance and illustrations intended to improve the operability and understandability of the implementation guidance. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Given the Company's decision to wind-down azficel-T operation (including LAVIV), as more fully described in Note 12, and expectation that revenues from product sales and collaboration revenue will remain insignificant in the foreseeable future, management does not believe this ASU will have a material impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. For public business entities, the amendments in ASU 2016-15 are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. While this ASU is not currently material to the Company, given the recent issuance of convertible notes discussed above and in Note 7, this ASU may be applicable in the future.

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

F 14

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 4. Inventory

Inventories have historically been recorded at the lower of cost or market value, with cost determined under specific identification and on the first-in, first-out (FIFO) method. Inventories consisted of raw materials and work-in-process intended for use in the manufacture of LAVIV, which was approved by the FDA in 2011 for the improvement of nasolabial fold wrinkles in adults. Raw materials that could be used either for manufacturing pre-clinical and clinical product candidates or the production of commercial products were expensed as research and development costs when selected for use in pre-clinical or clinical manufacturing operations.     As a result of the wind-down of the Company’s azficel-T operations, more fully described in Note 12, the Company wrote off all remaining raw materials and work-in-process inventories as of September 30, 2016.

Inventories consisted of the following as of:

	December 31,
($ in thousands)	2016	2015
Raw materials (LAVIV and product candidates)	$—	$338
Work-in-process (LAVIV)	—	144
Total inventory, net	$—	$482

Total inventory write-offs of approximately $0.4 million are included in cost of product sales in the Company's Consolidated Statement of Operations for the year ended December 31, 2016. No inventory expiration/obsolescence expense was recognized during the year ended December 31, 2015. Future raw materials purchased for pre-clinical and clinical trials will be charged to R&D expense as incurred.
Note 5. Property and Equipment

Property and equipment consisted of the following as of:

	December 31,
($ in thousands)	2016	2015
Laboratory equipment	$1,429	$1,416
Computer equipment and software	313	296
Furniture and fixtures	44	53
Leasehold improvements	1,228	903
Construction-in-process	36	156
Total property and equipment, gross	3,050	2,824
Less: Accumulated depreciation	(1,561)	(1,242)
Total property and equipment, net	$1,489	$1,582
Depreciation expense was approximately $0.3 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.
Note 6. Accrued Expenses

Accrued expenses consisted of the following as of:

	December 31,
($ in thousands)	2016	2015
Accrued professional fees	$526	$824
Accrued compensation	631	755
Accrued other	394	200
Total accrued expenses	$1,551	$1,779

F 15

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 7. Convertible Notes

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

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company repay any such accrued and unpaid interest by delivering such number of shares of common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of Common Stock as reported on NASDAQ on the date of such election and (ii) the Conversion Price (as defined below). As of December 31, 2016, the Company has elected to accrue interest.

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

F 16

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 7. Convertible Notes (continued)

Convertible promissory notes outstanding were as follows:

($ in thousands)	December 31,
	2016	2015
Convertible promissory notes	$18,088	$—
Debt discount - warrants	(9,643)	—
Debt discount - compound bifurcated derivatives	(1,273)	—
Debt discount - beneficial conversion feature	(7,172)	—
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes. Amortization of the debt discounts included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2016 was $0. Based on an effective yield of approximately 1157% resulting from the Notes being initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021.

Assumptions Used in Determining Fair Value of Compound Bifurcated Derivative

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together and fair valued as a single, compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to a future dilutive financing. Additionally, there are other embedded features of the Notes requiring bifurcation, other than the Contingent Put Option and the Contingent Call Option, which had no value at December 31, 2016 due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The estimated fair value of the compound bifurcated derivative is determined using Level 2 and Level 3 inputs. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	December 31, 2016
Calculated aggregate value	$1,735
Closing price per share of common stock	$0.63
Contractual remaining term	9 years, 8 months
Contractual interest rate	4.0%
Volume-weighted average conversion rate	$1.13662
Risk-free interest rate (term structure)	0.44% - 2.45%
Dividend yield	—
Credit Rating	CC
Credit Spread	33.27%
Volatility	99.9%

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation expense in the Company’s Consolidated Statement of Operations.  The change in estimated fair value of the Company's derivative liability for the year ended December 31, 2016 resulted in non-cash expense of approximately $0.5 million.

F 17

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 8. Warrants

The Company accounts for common stock warrants as equity instruments, derivative liabilities, or liabilities, depending on the specific terms of the warrant agreement. See Note 3 for further details on accounting policies related to the Company's stock warrants.

In connection with various financing transactions, the Company has issued warrants to purchase the Company’s common stock. In September 2016, the Company issued warrants to purchase 18,087,500 shares of its common stock for an exercise price of $1.50 per share to investors in connection with a private placement of convertible debt securities as more fully discussed in Note 7. The warrants are exercisable at any time beginning six months after issuance through five years after issuance. The Company classified these warrants as liabilities based on the guidance in ASC 480, as the warrants contain a provision that could result in the Company’s redemption of the warrants outside its control for cash equal to the value of the warrants calculated using a Black-Scholes option pricing model. As of December 31, 2016 and 2015, all of the Company’s outstanding common stock warrants were classified as either derivative liabilities or liabilities.

Liability-classified Warrants

The following table summarizes outstanding liability-classified warrants to purchase common stock as of:

	Number of Warrants
	December 31, 2016	December 31, 2015	Exercise Price	Expiration Dates
Issued in March 2010 financing	—	319,789	$6.25	Mar 2016
Issued in June 2011 financing	—	6,113	$22.50	Jun 2016
Issued in August 2011 financing	—	565,759	$18.75	Aug 2016
Issued to placement agents in August 2011 financing	—	50,123	$13.635	Aug 2016
Issued in Series B and D Preferred Stock offerings	—	1,970,594	$6.250	Jul 2016 - Dec 2016
Issued in Series E Preferred Stock offering (1)	214,288	60,000	$0.70	Dec 2017
Issued with June 2012 Convertible Notes	1,125,578	1,125,578	$2.50	Jun 2018
Issued in Series E Preferred Stock offering	1,568,823	1,568,823	$7.50	Dec 2018
Issued with September 2016 Convertible Notes	18,087,500	—	$1.50	Sep 2021
Total	20,996,189	5,666,779

(1)
As a result of the anti-dilution provisions contained in the warrants, the exercise price for warrants issued in connection with the Company’s Series E Preferred Stock offering was decreased from $2.50 per warrant share to $0.70 and the number of warrant shares was increased by 154,288 during 2016.

The table below is a summary of the Company's warrant activity for the year ended December 31, 2016.

	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2015	5,666,779	$7.14
Issued	18,087,500	1.50
Adjustments (1)	154,288	0.70
Exercised	—	—
Expired	(2,912,378)	8.84
Outstanding at December 31, 2016	20,996,189	$1.99

(1)	See footnote 1 in table above.

F 18

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 8. Warrants (continued)

Accounting for Liability-classified Warrants

The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in warrant revaluation income in the Company’s Consolidated Statement of Operations in each subsequent period.  The change in estimated fair value of the Company's warrant liability for the years ended December 31, 2016 and 2015 resulted in non-cash income of $11.9 million and $2.9 million, respectively. Additionally, the warrants are classified as either current or non-current on the Company's Consolidated Balance Sheet based on their contractual expiration date. The Company utilizes the Monte Carlo simulation valuation method to value its liability-classified warrants.

Assumptions Used in Determining Fair Value of Warrants

The estimated fair value of warrants is determined using Level 2 and Level 3 inputs which is further discussed in Note 10. Inherent in the Monte Carlo simulation valuation method are the following assumptions:

Volatility. The Company estimates stock price volatility based on the Company’s historical stock price performance over a period of time that matches the volume-weighted average expected remaining life of the warrants.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect at the valuation date commensurate with the expected remaining life assumption.

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

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

($ in thousands, except per share data)	December 31, 2016	December 31, 2015
Calculated aggregate value	$6,034	$8,275
Weighted average exercise price per share	$1.99	$7.14
Closing price per share of common stock	$0.63	$4.55
Volatility	85.6%	85.2%
Weighted average remaining expected life	4 years, 3 months	1 year, 8 months
Risk-free interest rate	1.75%	0.98%
Dividend yield	—	—
Note 9. Equity

Common Stock - 2015 Follow-on Public Offering

On July 27, 2015, the Company completed an underwritten public offering of shares of the Company's common stock at a price per share of $5.80 per share (the 2015 Offering). The shares sold in the 2015 Offering included 2,586,206 shares of common stock plus an additional 387,930 shares of common stock pursuant to the exercise by the underwriters of the over-allotment option the Company granted to them. Total gross proceeds to the Company in the 2015 Offering (including the sale of shares of common stock pursuant to the exercise of the over-allotment option) totaled $17.3 million, and resulted in net proceeds of approximately $15.9 million after the deduction of underwriting discounts and other offering expenses.

F 19

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 9. Equity (continued)

Common Stock - "At-The-Market" Equity Program

In January 2016, the Company entered into a Controlled Equity Offering™ Sales Agreement (the ATM Agreement) with Cantor Fitzgerald & Co. (Cantor Fitzgerald) to implement an "At-The-Market" (ATM) equity program under which the Company, from time to time, may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the Shares) through Cantor Fitzgerald.

Subject to the terms and conditions of the Agreement, Cantor Fitzgerald will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the ATM Agreement or terminate the ATM Agreement. Cantor Fitzgerald is entitled to a fixed commission of up to 3.0% of the gross proceeds from Shares sold. Through December 31, 2016, 159,841 Shares have been sold through the ATM equity program, resulting in no net proceeds to date after the deduction of commissions and other offering expenses.

Common Stock - Shares Authorized

In July 2016, the Company amended its Restated Certificate of Incorporation, as amended, to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 150,000,000.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. There were no preferred shares issued or outstanding as of December 31, 2016 or December 31, 2015.
Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820, Fair Value Measurement, to account for financial assets and liabilities measured on a recurring basis.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during each of the years ended December 31, 2016 and 2015.

F 20

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 10. Fair Value Measurements (continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,515	$—	$—	$17,515
Total Assets	$17,515	$—	$—	$17,515
Liabilities:
Warrant liability	$—	$—	$6,034	$6,034
Derivative liability	—	—	1,735	1,735
Total Liabilities	$—	$—	$7,769	$7,769

	December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$29,268	$—	$—	$29,268
Total Assets	$29,268	$—	$—	$29,268
Liabilities:
Warrant liability	$—	$—	$8,275	$8,275
Derivative liability	—	—	—	—
Total Liabilities	$—	$—	$8,275	$8,275

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company's warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ in thousands)	Warrant Liability
Balance at December 31, 2014	$11,286
Exercise of warrants (1)	(82)
Expiration of warrants (2)	(276)
Change in fair value of warrant liability	(2,653)
Balance at December 31, 2015	$8,275
Issuance of warrants (3)	9,643
Expiration of warrants (2)	(1,910)
Change in fair value of warrant liability	(9,974)
Balance at December 31, 2016	$6,034

(1)
Warrants were exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, the Company issued 11,584 shares of common stock. Consequently, these instruments were no longer classified as liabilities. These common stock warrants were remeasured to their fair value as of the exercise date with the change in fair value recorded to the Company's Consolidated Statement of Operations. The fair value related to the shares issued in connection with the exercised warrants was reclassified from a liability to additional paid-in capital in the Company's Consolidated Balance Sheets.

(2)
Represents the fair value as of the beginning of the year for warrants expiring during the year and has been recorded to warrant revaluation income in the Company's Consolidated Statement of Operations for the respective year end.

(3)	Represents the fair value of warrants on the issuance date.

F 21

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 10. Fair Value Measurements (continued)

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

($ in thousands)	Derivative Liability
Balance at December 31, 2015	$—
Issuance of convertible notes (1)	1,273
Change in fair value of derivative liability	462
Balance at December 31, 2016	$1,735

(1)	Represents fair value of embedded derivatives on the issuance date.

Effect of the Company's Stock Price and Volatility Assumptions on the Calculation of Fair Value of Financial Instruments Measured on a Recurring Basis

Common Stock Warrants - Warrant Liability

The fair value of the Company's warrant liability is based on Level 3 inputs. As discussed in Note 8, the Company uses a Monte Carlo simulation valuation method to value its liability-classified warrants. The determination of fair value as of the reporting date is affected by the Company's stock price as well as assumptions regarding a number of subjective variables that do not have observable inputs or available market data to support the fair value. These variables include, but are not limited to, expected stock price volatility over the term of the warrants and the risk-free interest rate. The primary factors affecting the fair value of the warrant liability are the Company's stock price and volatility as well as certain assumptions by the Company as to the likelihood of provisions to the underlying warrant agreements being triggered. The methods described above and in Note 8 may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in a different fair value measurement at the reporting date.

Bifurcated Compound Derivative - Derivative Liability

The fair value of the derivative liability is based on Level 3 inputs. As discussed in Note 7, the Company uses a binomial lattice model to value the compound embedded derivative bifurcated from the Notes. The determination of fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables that do not have observable inputs or available market data to support the fair value. These variables include, but are not limited to, expected stock price volatility, changes in interest rates, assumptions regarding the adjusted conversion prices in the Notes, and early redemption or conversion of the Notes. The methods described above and in Note 7 may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in a different fair value measurement at the reporting date.

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes was approximately $13.9 million at December 31, 2016, compared to a carrying value of $0, as a result of unamortized debt discounts.

F 22

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 11. Stock-Based Compensation

2009 Equity Incentive Plan

The Company's Board of Directors (the Board) adopted the 2009 Equity Incentive Plan (as amended to date, the Plan) effective September 3, 2009.  The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives.  The Plan allows for the issuance of up to 7,600,000 shares of the Company’s common stock.  In addition, as of December 31, 2016, there were 25,000 options outstanding that were issued outside the Plan to consultants in 2013.

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years.  Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one-year anniversary date for non-employee director options. The Plan had 3,722,705 options available for grant as of December 31, 2016.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the years ended December 31, 2016 and 2015, the weighted average fair market value of options granted was $1.22 and $3.59, respectively.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the the Company's Consolidated Statements of Operations was approximately $1.9 million and $2.0 million for the years ended December 31, 2016 and 2015, respectively.

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

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised in the future. The Company applied the simplified method of estimating the expected term of the options, described in the SEC’s Staff Accounting Bulletins 107 and 110, as historical experience is not indicative of expected behavior in the future. The expected term, calculated under the simplified method, is applied to groups of stock options that have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Dividend rate. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

Forfeitures. The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

F 23

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 11. Stock-Based Compensation (continued)

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2016	2015
Expected life (1)	6 years, 2 months	6 years, 1 month
Interest rate	1.5%	1.6%
Dividend yield	—	—
Volatility (2)	92.4%	103.2%

(1)	The Company uses the simplified method for estimating the stock option term.

(2)
For the year ended December 31, 2016, the Company estimated expected volatility based on the historical volatility of its own common stock on a stand-alone basis. For the year ended December 31, 2015, the Company estimated expected volatility based on the historical volatility of a peer group.

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2016 and 2015:

($ in thousands, except share and per share data)	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	2,086,450	$7.43	7 years, 2 months	$—
Granted	1,352,114	4.48
Exercised	(56,250)	4.53
Expired	(65,250)	10.54
Forfeited	(182,970)	5.91
Outstanding at December 31, 2015	3,134,094	$6.23	8 years	$1,630
Granted	1,585,400	1.60
Exercised	—	—
Expired	(35,482)	7.93
Forfeited	(845,964)	2.83
Outstanding at December 31, 2016 (1)	3,838,048	$5.05	7 years, 2 months	$—
Exercisable at December 31, 2016	2,179,198	$7.11	5 years, 7 months	$—

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The total fair value of options vested during the years ended December 31, 2016 and 2015 was $2.4 million and $1.5 million, respectively. Additionally, as of December 31, 2016, there was approximately $2.6 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.6 years.

During the year ended December 31, 2016, there were no exercises of vested stock options. During the year ended December 31, 2015 a total of 56,250 stock options with an aggregate intrinsic value of approximately $0.04 million were exercised resulting in proceeds of approximately $0.3 million.

F 24

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 12. Restructuring Costs

In June 2016, the Company determined to wind-down its azficel-T operations at the Company’s Exton, PA facility and to reduce the workforce that supports such operations. This decision enables the Company to focus its resources towards development of its gene-therapy product candidates.

Restructuring-related charges for the year ended December 31, 2016 were comprised of approximately $0.3 million of employee severance and benefit-related charges and less than $0.1 million of asset impairments. No such charges were incurred during the year ended December 31, 2015.

The restructuring and asset impairment activity for the year ended December 31, 2016 was as follows:

($ in thousands)	Employee Severance and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2015	$—	$—	$—
Additional accruals	301	34	335
Cash payments	(282)	—	(282)
Non-cash settlements	—	(34)	(34)
Accrued restructuring balance as of December 31, 2016	$19	$—	$19

The restructuring-related charges incurred during the year ended December 31, 2016 related to employee severance and benefits resulting from the reduction-in-workforce and the impairment of property and equipment. In connection with the reduction-in-workforce, approximately 50% of the Company's employees were terminated, primarily in the areas of manufacturing and quality operations. The accrued restructuring balance as of December 31, 2016 relates to employee severance and benefits which are expected to be paid in the first quarter of 2017 and is recorded as a current liability within accrued expenses in the Company's Consolidated Balance Sheet. Additionally, the Company recognized inventory write-offs in cost of product sales related to the wind-down of its azficel-T (including LAVIV) operations as described in Note 4.

The Company may incur additional charges in the future for contract termination and wind-down costs, asset impairments and costs to decommission the Company’s azficel-T manufacturing facility, but cannot estimate them at this time.
Note 13. Income Taxes

Fibrocell Science, Inc. and Fibrocell Technologies, Inc. file a consolidated U.S. federal income tax return, and file U.S. state income tax returns in several jurisdictions as well. In general, the U.S. federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2013 to present. However, if and when the Company claims net operating loss (NOL) carryforwards from years prior to 2013 against future taxable income, those losses may be examined by the taxing authorities. The Company's foreign subsidiaries file income tax returns in their respective jurisdictions.

The components of the income tax expense (benefit) related to operations, were as follows:

Year ended December 31,
($ in thousands)	2016	2015
U.S. Federal:
Current	$—	$—
Deferred	—	—
U.S. State:
Current	—	—
Deferred	—	—
Income tax expense (benefit)	$—	$—

F 25

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 13. Income Taxes (continued)

The reconciliation between income tax expense (benefit) at the U.S. federal statutory rate and the amount recorded in the accompanying Consolidated Financial Statements were as follows:

	Year ended December 31,
($ in thousands)	2016	2015
Tax benefit at U.S. federal statutory rate	$(5,353)	$(12,183)
Increase in domestic valuation allowance	10,162	14,236
State income taxes benefit before valuation allowance, net of federal benefit	(1,160)	(1,122)
Warrant revaluation income and other financing costs	(3,742)	(1,026)
Credits	(366)	—
Stock-based compensation	239	292
Return to provision true-ups	220	(40)
Other	—	(157)
Income tax expense (benefit)	$—	$—
The components of the Company’s net deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

	Year ended December 31,
($ in thousands)	2016	2015
Deferred tax liabilities:
Intangible assets	$—	$1,764
Convertible notes	4,263	—
Total deferred tax liabilities	$4,263	$1,764
Deferred tax assets:
Loss carryforwards	$85,263	$77,194
Intangible assets	117	—
Capital loss carryforward	852	840
Property and equipment	1,067	1,096
License fees	7,776	8,351
Accrued expenses and other	549	886
Stock-based compensation	4,059	3,445
Credits	418	—
Total deferred tax assets before valuation allowance	100,101	91,812
Less: valuation allowance	(95,838)	(90,048)
Total deferred tax assets	$4,263	$1,764
Net deferred tax assets	$—	$—
As of December 31, 2016, the Company had generated U.S. net operating loss carryforwards of approximately $219.1 million which expire from 2018 to 2036 and U.S. federal R&D credits of $0.4 million which expire from 2035 to 2036. The NOL carryforwards are available to reduce future taxable income.  However, the NOL carryforwards may be, or become subject to, an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOL's that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. If and when the Company utilizes the NOL carryforwards in a future period, it will perform an analysis to determine the effect, if any, of these loss limitation rules on the NOL carryforward balances. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes. In addition, the Company has NOL carryforwards in certain non-U.S. jurisdictions of approximately $0.3 million. However, it is not expected that these non-U.S. loss carryforwards

F 26

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 13. Income Taxes (continued)

will ever be utilized, so they are not included in the components of deferred taxes listed above. Finally, there are no unremitted earnings in foreign jurisdictions, so no provision for taxes thereupon is required.
As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2016 and 2015.  The valuation allowance increased by $5.8 million and $15.9 million during 2016 and 2015, respectively, primarily due to the impact from the current year net losses incurred.
Note 14. Related Party Transactions

Overview of Related Parties

The Company and Intrexon Corporation (Intrexon) are parties to two distinct exclusive channel collaboration agreements, as more fully described below. Pursuant to these agreements, the Company engages Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburses Intrexon for its cost for time and materials for such work. Additionally, the Company's future commitments pursuant to the agreements include cash royalties and various developmental and commercial milestone payments as more fully described below.

For the years ended December 31, 2016 and 2015, the Company incurred expenses of $3.7 million and $15.9 million, respectively, with Intrexon.  Of the expenses incurred during the 2016 period, $1.2 million related to direct expenses for work performed by Intrexon and $2.5 million related to pass-through costs for work performed under the 2012 ECC. Of the expenses incurred during the 2015 period, $10.0 million related to an up-front technology access fee pursuant to the 2015 ECC and $3.1 million related to direct expenses for work performed by Intrexon and $2.8 million related to pass-through costs, both for work performed under the 2012 ECC.

As of December 31, 2016 and 2015, the Company had outstanding payables with Intrexon of $0.9 million and $10.7 million, respectively.  In connection with the 2015 ECC, in consideration for the license and the other rights that the Company receives under the agreement, the Company paid Intrexon an up-front technology access fee of $10 million in cash in January 2016.

Randal J. Kirk is the chairman of the board and chief executive officer of Intrexon and, together with his affiliates, owns more than 50% of Intrexon's common stock. Affiliates of Randal J. Kirk (including Intrexon) own approximately 38% of the Company's common stock. Additionally, two of the Company's directors, Julian Kirk (who is the son of Randal J. Kirk) and Marcus Smith, are employees of Third Security, LLC, which is an affiliate of Randal J. Kirk.

Affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s private placement of convertible debt securities in September 2016, more fully described in Note 7, and were issued an aggregate of $6,762,500 in principal of Notes and accompanying Warrants to purchase an aggregate of 6,762,500 shares of common stock. Additionally, affiliates of Randal J. Kirk (including Intrexon) participated in the Company's March 2017 Series A Convertible Preferred Stock offering, more fully described in Note 17, and were issued an aggregate of 3,016 shares of convertible preferred stock and accompanying warrants to purchase 3,887,624 shares of common stock.

Intrexon Collaboration - 2012 ECC

In October 2012, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon which was amended in June 2013 and January 2014 (as amended, the 2012 ECC) pursuant to which the Company is Intrexon's exclusive channel collaborator in the research, development and commercialization of products in the following fields (the 2012 Fields):

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

F 27

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 14. Related Party Transactions (continued)

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

The Company is required to pay Intrexon quarterly cash royalties on all products developed under the 2012 ECC in an amount equal to 7% on aggregate annualized net sales up to $100 million, plus 14% on aggregate annualized net sales greater than $100 million. The Company is also required to pay Intrexon half of any sublicensing revenues that it receives from third parties in consideration for sublicenses granted by the Company with respect to products developed under the 2012 ECC, but only to the extent such sublicensing revenues are not included in net sales subject to royalties. Sales from LAVIV (azficel-T), including new indications, or other products that the Company develops and commercializes outside of the 2012 ECC are not subject to royalty payments unless the Company is able to reduce the product's cost of goods sold through the 2012 ECC, in which case, the Company is required to pay quarterly cash royalties on such products equal to one third of such cost of goods sold savings.  No royalties have been paid to date in connection with the 2012 ECC.

Intrexon Collaboration - 2015 ECC

In December 2015, the Company entered into an additional Exclusive Channel Collaboration Agreement with Intrexon (the 2015 ECC) pursuant to which the Company is Intrexon’s exclusive channel collaborator in the research, development and commercialization of products for the treatment of chronic inflammatory and degenerative diseases of human joints through intra-articular or other local administration of genetically modified fibroblasts (the 2015 Field).

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

In consideration for the license and the other rights that the Company receives under the 2015 ECC, the Company paid Intrexon an up-front technology access fee of $10 million in cash in January 2016. For each collaboration product the Company develops under the 2015 ECC, the Company is required to pay Intrexon development milestones of up to $30 million and commercialization milestones of up to $22.5 million, a low double-digit royalty on its net sales of such products and half of any sublicensing revenues received from third parties for such products. No royalties or milestone payments have been paid to date in connection with the 2015 ECC.

F 28

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 15. Loss Per Share

Details in the computation of basic and diluted loss per share were as follows:

	For the Year Ended December 31,
($ in thousands except share and per share data)	2016	2015
Loss per share — Basic:
Numerator for basic loss per share	$(15,292)	$(34,453)
Denominator for basic loss per share	43,924,404	42,178,397
Basic loss per common share	$(0.35)	$(0.82)
Loss per share — Diluted:
Numerator for basic loss per share	$(15,292)	$(34,453)
Adjust: Warrant revaluation income for dilutive warrants	1,958	1,529
Numerator for diluted loss per share	$(17,250)	$(35,982)

Denominator for basic loss per share	43,924,404	42,178,397
Plus: Incremental shares underlying “in the money” warrants outstanding	18,017	172,949
Denominator for diluted loss per share	43,942,421	42,351,346
Diluted loss per common share	$(0.39)	$(0.85)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	For the Year Ended December 31,
	2016	2015
“In the money” stock options	450,350	1,888,348
“Out of the money” stock options	3,655,467	1,173,590
“In the money” warrants	53,572	897,244
“Out of the money” warrants	13,146,825	4,721,408
Shares underlying convertible notes	15,913,612	—
Shares underlying accrued interest on convertible notes	120,429	—
Note 16. Commitments and Contingencies

Leases

On April 6, 2005, the Company entered into a non-cancellable operating lease (the Lease) for its office, warehouse and laboratory facilities in Exton, Pennsylvania.  The lease agreement had an original term of 8 years.  On February 17, 2012, the Company entered into an amended and restated lease (the Amended Lease) for an additional term of 10 years through the year 2023.  The Lease and the Amended Lease provide for rent payments escalating on a periodic basis.  In accordance with ASC 840-20, Operating Leases, the Company accounts for total minimum payments under the lease on a straight-line basis over the life of the lease.  The difference between actual rent payments and payments accounted for using the straight-line basis are reflected as deferred rent on the Company's Consolidated Balance Sheets. The Company has the option to renew the lease for an additional 5 years at fair market value.  Rental expense totaled approximately $1.6 million for both the years ended December 31, 2016 and 2015.

Collaboration with Related Party (Intrexon)

The Company is a party to two separate exclusive channel collaboration agreements with Intrexon, a related party. Pursuant to the agreements, the Company is Intrexon's exclusive channel collaborator in the research, development and commercialization of products in certain defined fields. The Company is required to pay future royalties, as well as development and commercialization milestones, under these agreements. See Note 14 for additional details.

F 29

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 16. Commitments and Contingencies (continued)

Contractual Obligations

The following table summarizes the Company’s minimum contractual obligations as of December 31, 2016:

	Payments due by period
($ in thousands)	Total	2017	2018	2019	2020	2021	2022 and thereafter
Operating lease obligations (1)	8,704	1,254	1,254	1,416	1,471	1,471	1,838
Debt obligations (2)	22,071	—	—	—	—	22,071	—
Total (3)	$30,775	$1,254	$1,254	$1,416	$1,471	$23,542	$1,838

(1)	Operating lease obligations are stated based on the Amended Lease agreement for the office, warehouse and laboratory facilities executed in February 2012.

(2)
Obligations under the Notes issued in connection with the 2016 Private Placement which includes principal and accrued interest through September 7, 2021, based on stated fixed rates, as the Company has elected to accrue interest. The Notes have a maturity date of the earlier of (i) September 7, 2026 and (ii) one-hundred and eighty (180) days after the date on which the Company's product candidate, FCX-007, is approved by the FDA for the treatment of RDEB. However, each Note holder has the right to require the Company to repay all or any portion of the unpaid principal and accrued interest from time to time on or after September 7, 2021. See details within Note 7.

(3)
This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

Note 17. Subsequent Events

Reverse Stock Split

On March 1, 2017, an amendment to the Company's Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company's outstanding shares of common stock at a ratio within a range from 1:3 to 1:10, with the final ratio to be determined by the Board, in its sole discretion, was approved by stockholders at a Special Meeting of Stockholders.

The reverse stock split will be realized simultaneously for all outstanding common stock and the ratio determined by the Board will be the same for all outstanding shares of common stock. The reverse stock split will affect all holders of shares of the Company's common stock uniformly and each stockholder will hold the same percentage of the Company's common stock outstanding immediately following the reverse stock split as that stockholder held immediately prior to the reverse stock split, except for adjustments that may result from the treatment of fractional shares.

The amendment will not reduce the number of authorized shares of common stock (which will remain at 150,000,000) or preferred stock (which will remain at 5,000,000) or change the par values of our common stock (which will remain at $0.001 per share) or preferred stock (which will remain at $0.001 per share). As a result, on the effective date of the reverse stock split, the stated capital on the Company's balance sheet attributable to the common stock will be reduced to between and including one-third to one-tenth of its present amount, as the case may be based on the ratio for the reverse stock split as determined by the Board, and the additional paid-in capital account shall be credited with the amount by which the stated capital is reduced. The per share net loss and net book value of the Company's common stock will be retroactively increased for each period because there will be fewer shares of our common stock outstanding.

2017 Series A Convertible Preferred Stock Offering

On March 7, 2017, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with certain of its existing investors pursuant to which the Company agreed to sell a total of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of the Company's Series A Convertible Preferred Stock (the Series A Preferred Stock), with an initial stated value of $1,000 and is convertible into shares of the Company's common stock, with a conversion price of $0.7757 (the Conversion Shares), and (ii) a warrant (the Series A Warrants) to purchase 1,289 shares of our

F 30

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 17. Subsequent Events (continued)

common stock. The Offering closed on March 8, 2017. Each Series A Warrant has an exercise price of $0.84591 per share and is exercisable commencing six months after the date of issuance through expiry, or five years from the date of issuance. The exercise price of the Series A Warrants is subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or similar events.

The Company expects the net proceeds from the 2017 Series A Convertible Preferred Stock offering, after deducting estimated offering expenses, to be approximately $7.65 million.

F 31