Form 10-Q
period 2017-03-31
Fibrocell Science, Inc.
filed 2017-05-10
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐  No ☒
As of May 5, 2017, there were 14,695,076 outstanding shares of the registrant’s common stock, par value $0.001.

Fibrocell Science, Inc.

_____________________________

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this Form 10-Q) to the “Company,” “Fibrocell,” “we,” “us,” and “our” include Fibrocell Science, Inc. and its subsidiaries.

Trademark Notice
Fibrocell®, Fibrocell Science®, the Fibrocell logo and LAVIV® are trademarks of Fibrocell Science, Inc. (Exton, PA). All other trademarks, service marks or trade names appearing in this Form 10-Q are the property of their respective owners.

EXPLANATORY NOTE

The information contained in “Item 1—Financial Statements” of this Form 10-Q gives retroactive effect to a one-for-three reverse stock split of our issued and outstanding shares of common stock effected on March 10, 2017. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.
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

•
our expectation to have three-month data for the Phase 1 portion of our Phase 1/2 clinical trial of FCX-007 in the third quarter of 2017 and to initiate the Phase 2 portion of the trial in the fourth quarter of 2017;

•
our expectation to complete a toxicology/biodistribution study and submit an Investigational New Drug application (IND) for FCX-013 to the United States Food and Drug Administration (FDA) in the fourth quarter of 2017;

•	our product development goals under our collaborations with Intrexon Corporation for all of our product candidates;

•	the potential benefits of Fast Track, Orphan Drug and Rare Pediatric Disease designations;

•	the potential advantages of our product candidates and technologies; and

•	the effect of legal and regulatory developments;
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

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (2016 Form 10-K) and in particular, the risks and uncertainties discussed under the caption “Item 1A—Risk Factors” of our 2016 Form 10-K. As a result, you should not place undue reliance on forward-looking statements.

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

The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-Q. For all forward-looking statements, we claim protection of the safe harbor for the forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Fibrocell Science, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
($ in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$20,560	$17,515
Prepaid expenses and other current assets	564	513
Total current assets	21,124	18,028
Property and equipment, net of accumulated depreciation of $1,636 and $1,561, respectively	1,468	1,489
Other assets	99	65
Total assets	$22,691	$19,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$566	$440
Related party payable	1,509	942
Accrued expenses	856	1,551
Warrant liability, current	29	54
Total current liabilities	2,960	2,987
Convertible promissory notes, net of debt discount of $18,088 (see Note 4)	—	—
Accrued interest payable	411	228
Warrant liability, long term	6,010	5,980
Derivative liability	2,047	1,735
Deferred rent	794	791
Total liabilities	12,222	11,721

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series A nonredeemable convertible preferred stock; 8,000 shares designated, 8,000 shares issued and outstanding as of March 31, 2017; no shares designated, issued or outstanding as of December 31, 2016; aggregate liquidation preference of $8,020 at March 31, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 14,695,076 and 14,688,135 shares issued and outstanding, respectively	15	15
Additional paid-in capital	178,024	170,409
Accumulated deficit	(167,570)	(162,563)
Total stockholders’ equity	10,469	7,861
Total liabilities and stockholders’ equity	$22,691	$19,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue from product sales	$—	$12
Collaboration revenue	—	4
Total revenue	—	16
Cost of product sales	—	17
Cost of collaboration revenue	—	1
Total cost of revenue	—	18
Gross loss	—	(2)
Research and development expense	1,464	2,602
Research and development expense - related party (see Note 8)	1,509	1,324
Selling, general and administrative expense	1,481	2,740
Operating loss	(4,454)	(6,668)
Other income (expense):
Warrant revaluation income (expense)	(46)	5,257
Derivative revaluation expense	(312)	—
Interest expense	(183)	—
Other income (expense), net	(12)	4
Loss before income taxes	(5,007)	(1,407)
Income tax benefit	—	—
Net loss	(5,007)	(1,407)
Dividend paid in-kind to preferred stockholders	(20)	—
Deemed dividend on preferred stock (see Note 10)	(3,734)	—
Net loss attributable to common stockholders	$(8,761)	$(1,407)

Per Share Information:
Net loss:
Basic	$(0.60)	$(0.10)
Diluted	$(0.60)	$(0.23)
Weighted average number of common shares outstanding:
Basic	14,694,613	14,632,988
Diluted	14,697,210	14,657,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)
($ in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	—	$—	14,688,135	$15	$170,409	$(162,563)	$7,861
Issuance of Series A convertible preferred stock with detachable warrants, net of issuance costs of $377	8,000	—	—	—	7,623	—	7,623
Stock-based compensation (income) expense	—	—	—	—	(49)	—	(49)
Exercise of liability-classified warrants	—	—	6,941	—	41	—	41
Net loss	—	—	—	—	—	(5,007)	(5,007)
Balance, March 31, 2017	8,000	$—	14,695,076	$15	$178,024	$(167,570)	$10,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
($ in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,007)	$(1,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (income) expense	(49)	545
Warrant revaluation expense (income)	46	(5,257)
Derivative revaluation expense	312	—
Depreciation and amortization	91	217
Loss on disposal or impairment of property and equipment	30	—
Recovery of doubtful accounts	—	(10)
Decrease (increase) in operating assets:
Accounts receivable	—	10
Inventory	—	7
Prepaid expenses and other current assets	(51)	299
Other assets	(34)	(30)
Increase (decrease) in operating liabilities:
Accounts payable	(55)	338
Related party payable	567	(9,642)
Accrued expenses and deferred rent	(787)	(1,138)
Accrued interest payable	183	—
Deferred revenue	—	5
Net cash used in operating activities	(4,754)	(16,063)
Cash flows from investing activities:
Purchase of property and equipment	(87)	(58)
Net cash used in investing activities	(87)	(58)
Cash flows from financing activities:
Proceeds from 2017 Series A Preferred Stock Offering, net	7,886	—
Payment of deferred offering costs	—	(50)
Principal payments on capital lease obligations	—	(2)
Net cash provided by (used in) financing activities	7,886	(52)
Net increase (decrease) in cash and cash equivalents	3,045	(16,173)
Cash and cash equivalents, beginning of period	17,515	29,268
Cash and cash equivalents, end of period	$20,560	$13,095

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$13	$15
Offering costs in accounts payable and accrued expenses	$263	$41
Reduction of warrant liability upon cashless exercise of warrants	$41	$—
Dividend paid in-kind to preferred stockholders	$20	$—
Deemed dividend on preferred stock	$3,734	$—

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

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. As of March 31, 2017, the Company had cash and cash equivalents of approximately $20.6 million and working capital of approximately $18.2 million. The Company believes that its cash and cash equivalents at March 31, 2017 will be sufficient to fund operations into the second quarter of 2018. The Company will require additional capital to fund operations beyond that point. To meet its capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about its ability to continue as a going concern.

On March 10, 2017, the Company implemented a one-for-three reverse split of its issued and outstanding shares of common stock (the Reverse Stock Split), as authorized at a special meeting of stockholders on March 1, 2017. The Reverse Stock Split became effective on March 10, 2017 at 5:00 pm and the Company’s common stock began trading on The NASDAQ Capital Market on a post-split basis at the open of business on March 13, 2017. As of a result of the Reverse Stock Split, every three shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market. By letter dated March 27, 2017, The NASDAQ Capital Market Listing Qualification Department, confirmed that the Company's common stock was in compliance with listing requirements.

All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the Reverse Stock Split. Accordingly, the Condensed Consolidated Statement of Stockholders’ Equity reflects the impact of the Reverse Stock Split by reclassifying from “Common Stock” to “Additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2. Basis of Presentation

General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements and certain information and footnote disclosures included in the Company’s annual consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), filed with the Securities and Exchange Commission (SEC), have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2016 Form 10-K. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the 2016 Form 10-K and updated, as necessary, in Note 3 in this Form 10-Q. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

All intercompany accounts and transactions have been eliminated in consolidation. The Company's international operations are immaterial and it has no unrealized gains or losses from the sale of investments. As a result, it does not have any items that would be classified as other comprehensive income in such a statement.
Note 3. Summary of Significant Accounting Policies

Convertible Instruments

The Company has utilized various types of financing to fund its business needs, including convertible debt and convertible preferred stock with detachable warrants. The Company considers guidance within Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470-20, Debt with Conversion and Other Options (ASC 470-20), ASC 480, Distinguishing Liabilities from Equity (ASC 480), and ASC 815, Derivatives and Hedging (ASC 815) when accounting for the issuance of its convertible securities. Additionally, the Company reviews the instruments to determine whether they are freestanding or contain an embedded derivative and, if so, whether they should be classified in permanent equity, mezzanine equity or as a liability at each reporting period until the amount is settled and reclassified into equity.

When multiple instruments are issued in a single transaction, the Company allocates total proceeds from the transaction among the individual freestanding instruments identified. The allocation is made after identifying (1) all the freestanding instruments and (2) the subsequent measurement basis for those instruments. The subsequent measurement basis determines how the proceeds are allocated. Generally, proceeds are allocated based on one of the following methods:

•	Fair value method - The instrument being analyzed is allocated a portion of the proceeds equal to its fair value, with the remaining proceeds allocated to the other instruments as appropriate.

•
Relative fair value method - The instrument being analyzed is allocated a portion of the proceeds based on the proportion of its fair value to the sum of the fair values of all the instruments covered in the allocation.

•	Residual value method - The instrument being analyzed is allocated the remaining proceeds after an allocation is made to all other instruments covered in the allocation.

Generally, when there are multiple instruments issued in a single transaction that have different subsequent measurement bases, the proceeds from the transaction are first allocated to the instrument that is subsequently measured at fair value (i.e. - instruments accounted for as a derivative liability) at its issuance date fair value, with the residual proceeds allocated to the instrument not subsequently measured at fair value. In the event both instruments in the transaction are not

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3. Summary of Significant Accounting Policies (continued)

subsequently measured at fair value (i.e. equity-classified instruments), the proceeds from the transaction are allocated to the freestanding instruments based on their respective fair values, using the relative fair value method.

After the proceeds are allocated to the freestanding instruments, resulting in an initial discount on the host contract, those instruments are further evaluated for embedded features (i.e. conversion options) that require bifurcation and separate accounting as a derivative financial instrument pursuant to ASC 815. Embedded derivatives are initially and subsequently measured at fair value. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. See Note 4 for additional discussion on the identified embedded derivatives associated with the Company’s convertible notes.

The Company accounts for convertible instruments in which it is determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20. Under ASC 470-20, the Company records, when necessary, discounts to convertible notes or convertible preferred stock for the intrinsic value of conversion options embedded in the convertible instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the convertible instrument, unless limited by the proceeds allocated to such instrument. See Note 4 and Note 10 for additional discussion on the identified embedded features (conversion options) associated with the Company’s convertible notes and convertible preferred stock and resulting beneficial conversion features recorded.

The Company allocates issuance costs between the individual freestanding instruments identified on the same basis as proceeds were allocated. Issuance costs associated with the issuance of stock or equity contracts (i.e. equity-classified warrants and convertible preferred stock) are recorded as a charge against the gross proceeds of the offering. Issuance costs associated with the issuance of debt (i.e. convertible debt) is recorded as a direct reduction of the carrying amount of the debt liability, however, if debt issuance costs exceed the carrying amount of the debt, issuance costs are recorded to additional paid-in capital as a reduction of the beneficial conversion feature. Any issuance costs associated with the issuance of liability-classified warrants are expensed as incurred.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three months ended March 31, 2017 and 2016, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses.  The Company had not recorded its net deferred tax asset as of either March 31, 2017 or December 31, 2016 because it maintained a full valuation allowance against all deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2017 and December 31, 2016, the Company had no uncertain tax positions.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and rules are issued by the SEC that we adopt as of the specified date. Unless otherwise noted, management does not believe that any recently issued accounting pronouncements issued by the FASB or guidance issued by the SEC had, or is expected to have, a material impact on the Company’s present or future consolidated financial statements.
Note 4. Convertible Notes

2016 Private Placement

In September 2016, the Company issued an aggregate of $18,087,500 in principal of convertible promissory notes (each, a Note and collectively, the Notes) and accompanying warrants to purchase an aggregate of 6,029,174 shares of common stock (each a Warrant and collectively, the Warrants) in a private placement to institutional and accredited investors (each an Investor and collectively, the Investors).

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Convertible Notes (continued)

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company repay any such accrued and unpaid interest by delivering such number of shares of common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of Common Stock as reported on NASDAQ on the date of such election and (ii) the Conversion Price (as defined below). As of March 31, 2017 and for each prior quarterly period since issuance, the Company has elected to accrue interest.

All unpaid principal of each Investor’s Note is convertible, at any time and from time to time, at the option of such Investor into shares of common stock at each such Investors’ applicable conversion price (as subject to adjustment, the Conversion Price) which range from $3.40875 to $3.67875 per share.

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

See Note 3 for discussion of the Company’s policies for accounting for convertible instruments (i.e. convertible debt) with detachable liability-classified warrants. In connection with the issuance of the Notes and Warrants, the Company recorded a debt discount of approximately $18.1 million based on an allocation of proceeds to the Warrants of approximately $9.6 million, an allocation to bifurcated derivatives (which consist of a contingent put option upon a change of control or acceleration upon event of default (the Contingent Put Option) and a contingent call option upon a change of control (the Contingent Call Option) included in the Notes) of approximately $1.3 million, and a beneficial conversion feature of approximately $7.2 million, before issuance costs, based on the difference between the fair value of the underlying common stock at the commitment date of each Note transaction and the effective conversion price of the Notes, as limited by the proceeds allocated to the Notes.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Convertible Notes (continued)

Convertible promissory notes outstanding were as follows:

($ in thousands)	March 31, 2017	December 31, 2016
Convertible promissory notes	$18,088	$18,088
Debt discount - warrants	(9,643)	(9,643)
Debt discount - compound bifurcated derivatives	(1,273)	(1,273)
Debt discount - beneficial conversion feature	(7,172)	(7,172)
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes, and is included in interest expense in the Condensed Consolidated Statements of Operations. Amortization for the three months ended March 31, 2017 was $0. Based on an effective yield of approximately 1157% resulting from the Notes being initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021.

Assumptions Used in Determining Fair Value of Compound Bifurcated Derivative

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together and fair valued as a single, compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, and early redemption and conversion assumptions. Additionally, there are other embedded features of the Notes requiring bifurcation, other than the Contingent Put Option and the Contingent Call Option, which had no value at March 31, 2017 or December 31, 2016 due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The estimated fair value of the compound bifurcated derivative is determined using Level 2 and Level 3 inputs. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	March 31, 2017	December 31, 2016
Calculated aggregate value	$2,047	$1,735
Closing price per share of common stock	$2.00	$1.89
Contractual remaining term	9 years, 5 months	9 years, 8 months
Contractual interest rate	4.0%	4.0%
Volume-weighted average conversion rate	$3.40985	$3.40985
Risk-free interest rate (term structure)	0.74% - 2.39%	0.44% - 2.45%
Dividend yield	—	—
Credit Rating	CC	CC
Credit Spread	35.56%	33.27%
Volatility	99.3%	99.9%

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation expense in the Company’s Condensed Consolidated Statements of Operations.  The change in estimated fair value of the Company's derivative liability for the three months ended March 31, 2017 resulted in non-cash expense of approximately $0.3 million.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5. Warrants

The Company accounts for common stock warrants as either equity instruments, derivative liabilities or liabilities depending on the specific terms of the warrant agreement. See Note 3 for further details on accounting policies related to the Company’s convertible instruments, including common stock warrants.

In connection with various financing transactions, the Company has issued warrants to purchase the Company’s common stock. In March 2017, the Company issued warrants to purchase 3,437,334 shares of its common stock in connection with the Company’s public offering of convertible preferred stock and warrants (each a Series A Warrant and collectively, the Series A Warrants), more fully described in Note 10. Each Series A Warrant has an exercise price of $2.54, will be exercisable six months after the date of issuance and will expire five years from the date of issuance.

The Company’s outstanding warrants consist of both liability-classified warrants and equity-classified warrants. The following table summarizes outstanding warrants to purchase common stock:

	Number of warrants
	March 31, 2017	December 31, 2016	Exercise Price	Expiration Dates
Liability-classified Warrants
Issued in Series E Preferred Stock offering	46,430	71,430	$2.10	Dec 2017
Issued with June 2012 Convertible Notes	375,194	375,194	$7.50	Jun 2018
Issued in Series E Preferred Stock offering	523,045	523,045	$22.50	Dec 2018
Issued with September 2016 Convertible Notes	6,029,174	6,029,174	$4.50	Sep 2021
	6,973,843	6,998,843
Equity-classified Warrants
Issued in 2017 Series A Preferred Stock Offering	3,437,334	—	$2.54	Mar 2022
	3,437,334	—

Total outstanding warrants	10,411,177	6,998,843
The table below is a summary of the Company’s warrant activity during the three months ended March 31, 2017:

	Number of warrants			Weighted- average exercise price
	Liability-classified	Equity-classified	Total
Outstanding at December 31, 2016	6,998,843	—	6,998,843	$5.98
Granted	—	3,437,334	3,437,334	2.54
Exercised	(25,000)	—	(25,000)	2.10
Expired	—	—	—	—
Outstanding at March 31, 2017	6,973,843	3,437,334	10,411,177	$4.85

Accounting for Liability-Classified Warrants

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in warrant revaluation income (expense) in the Company’s Condensed Consolidated Statements of Operations in each subsequent period. The change in the estimated fair value of the warrant liability for the three months ended March 31, 2017 and 2016 resulted in non-cash expense of less than $0.1 million and non-cash income of approximately $5.3 million, respectively. Additionally, the liability-classified warrants are classified as either current or non-current on the Company’s Condensed Consolidated Balance Sheets based on their contractual expiration date. The Company utilizes a Monte Carlo simulation valuation method to value its liability-classified warrants.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5. Warrants (continued)

Assumptions Used In Determining Fair Value of Liability-Classified Warrants

The estimated fair value of warrants is determined using Level 2 and Level 3 inputs (as described below).  Inherent in the Monte Carlo simulation valuation method are the following assumptions:

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

The following table summarizes the calculated aggregate fair values, along with the inputs and assumptions utilized in each calculation:

($ in thousands except per share data)	March 31, 2017	December 31, 2016
Calculated aggregate value	$6,039	$6,034
Weighted average exercise price per share	$6.00	$5.98
Closing price per share of common stock	$2.00	$1.89
Volatility	83.5%	85.6%
Weighted average remaining expected life	4 years	4 years, 3 months
Risk-free interest rate	1.71%	1.75%
Dividend yield	—	—

Accounting for Equity-Classified Warrants

The Company’s equity-classified warrants were issued in connection with the Company’s 2017 Series A Preferred Stock Offering (as defined below) as more fully described in Note 10. The proceeds from the 2017 Series A Preferred Stock Offering (as defined below) (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 89.69%, risk free interest rate of 2.08%, and an expected life equal to the five year contractual term. The application of the relative fair value method resulted in an allocation of $3.0 million, before deducting offering costs, to the warrants which is included as a component of net proceeds of $7.6 million recorded in “Additional paid-in capital” within the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheets as of March 31, 2017.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2017.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$20,560	$—	$—	$20,560
Total Assets	$20,560	$—	$—	$20,560
Liabilities:
Warrant liability	$—	$—	$6,039	$6,039
Derivative liability	—	—	2,047	2,047
Total Liabilities	$—	$—	$8,086	$8,086

	December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,515	$—	$—	$17,515
Total Assets	$17,515	$—	$—	$17,515
Liabilities:
Warrant liability	$—	$—	$6,034	$6,034
Derivative liability	—	—	1,735	1,735
Total Liabilities	$—	$—	$7,769	$7,769

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Fair Value Measurements (continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Warrant
($ in thousands)	Liability
Balance at December 31, 2016	$6,034
Exercise of warrants	(41)
Change in fair value of warrant liability	46
Balance at March 31, 2017	$6,039

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 5 for further discussion of the warrant liability.

Bifurcated Compound Derivative - Derivative Liability

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Derivative
($ in thousands)	Liability
Balance at December 31, 2016	$1,735
Change in fair value of derivative liability	312
Balance at March 31, 2017	$2,047

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 4 for further discussion of the derivative liability.

Effect of the Company’s Stock Price and Volatility Assumptions on the Calculation of Fair Value of Financial Instruments Measured on a Recurring Basis

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Fair Value Measurements (continued)

Bifurcated Compound Derivative - Derivative Liability

The fair value of the derivative liability is based on Level 3 inputs. As discussed in Note 4, the Company uses a binomial lattice model to value the compound embedded derivative bifurcated from the Notes. The determination of fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables that do not have observable inputs or available market data to support the fair value. These variables include, but are not limited to, expected stock price volatility, changes in interest rates, assumptions regarding the adjusted conversion prices in the Notes, and early redemption or conversion of the Notes. The methods described above and in Note 4 may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in a different fair value measurement at the reporting date.

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes was approximately $14.9 million at March 31, 2017, compared to a carrying value of $0, as a result of unamortized debt discounts.
Note 7. Stock-Based Compensation

2009 Equity Incentive Plan

The Company’s Board of Directors (the Board) adopted the 2009 Equity Incentive Plan (as amended to date, the Plan) effective September 3, 2009.  The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives.  The Plan allows for the issuance of up to 2,533,333 shares of the Company’s common stock.  In addition, as of March 31, 2017 there were 8,334 options outstanding that were issued outside the Plan to consultants in 2013.

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years.  Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one year anniversary date for non-employee director options.  The Plan had 1,391,682 shares available for future grants as of March 31, 2017.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the three months ended March 31, 2017 and 2016, the weighted average fair market value for options granted was and $1.69 and $1.74, respectively.

Total stock-based compensation (income) expense recognized using the straight-line attribution method and included in operating expenses in the Condensed Consolidated Statements of Operations was less than $0.1 million of income for the three months ended March 31, 2017 and $0.5 million of expense for the three months ended March 31, 2016. Income recognized in the 2017 period was due to the recognition of forfeitures for terminated employees which exceeded expense recognized for active employees.

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

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised in the future. The Company applied the simplified method of estimating the expected term of the options, described in the SEC’s Staff Accounting Bulletins 107 and 110, as the historical experience is not indicative of expected behavior in the future. The expected term, calculated under the simplified method, is applied to groups of stock options that have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

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

The fair market value of these stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended:

	March 31, 2017	March 31, 2016
Expected term	6 years, 3 months	6 years, 3 months
Interest rate	2.17%	1.44%
Dividend rate	—	—
Volatility	89.3%	93.5%

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2017:

($ in thousands except share and per share data)	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2016	1,279,379	$15.16	7 years, 2 months	$—
Granted	95,000	2.25
Exercised	—	—
Forfeited	(240,321)	10.29
Expired	(5,491)	19.50
Outstanding at March 31, 2017(1)	1,128,567	$15.09	6 years, 3 months	$—
Exercisable at March 31, 2017	749,637	$20.88	4 years, 8 months	$—

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Stock-Based Compensation (continued)

The total fair value of options vested during the three months ended March 31, 2017 was approximately $0.2 million. Additionally, as of March 31, 2017, there was approximately $0.9 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.8 years.
Note 8. Related Party Transactions

The Company and Intrexon Corporation (Intrexon) are parties to two distinct exclusive channel collaboration agreements including the Exclusive Channel Collaboration Agreement entered into in October 2012 and amended in June 2013 and January 2014 (as amended, the 2012 ECC) and the Exclusive Channel Collaboration Agreement entered into in December 2015 (the 2015 ECC). Pursuant to these agreements, the Company engages Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburses Intrexon for its cost for time and materials for such work. Additionally, the Company’s future commitments pursuant to these agreements include potential cash royalties and various developmental milestone payments. No royalties or milestone payments have been incurred to date.

For the three months ended March 31, 2017 and 2016, the Company incurred total expenses of $1.5 million and $1.3 million, respectively, with Intrexon, for work performed under the 2012 ECC. During the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $1.5 million incurred during the 2017 period, $0.3 million related to direct expenses for work performed by Intrexon and $1.2 million related to pass-through costs. Of the $1.3 million incurred during the 2016 period, $0.5 million related to direct expenses for work performed by Intrexon and $0.8 million related to pass-through costs.

As of March 31, 2017 and December 31, 2016, the Company had outstanding payables to Intrexon of $1.5 million and $0.9 million, respectively.

Randal J. Kirk is the chairman of the board and chief executive officer of Intrexon and, together with his affiliates, owns more than 50% of Intrexon’s common stock. Affiliates of Randal J. Kirk (including Intrexon) own approximately 38% of the Company’s common stock. Additionally, two of the Company’s directors, Julian Kirk (who is the son of Randal J. Kirk) and Marcus Smith, are employees of Third Security, LLC, which is an affiliate of Randal J. Kirk.

Affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s private placement of convertible debt securities in September 2016, more fully described in Note 4, and were issued an aggregate of $6,762,500 in principal of Notes and accompanying Warrants to purchase an aggregate of 2,254,168 shares of common stock. Additionally, affiliates of Randal J. Kirk (including Intrexon) participated in the Company's 2017 Series A Preferred Stock Offering (as defined below), more fully described in Note 10, and were issued an aggregate of 3,016 shares of Series A Preferred Stock (as defined below) and accompanying Series A Warrants to purchase 1,295,875 shares of common stock.
Note 9.  Loss Per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during that period. The diluted loss per share calculation gives effect to dilutive stock options, warrants, convertible preferred stock, convertible notes and other potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share is based on the if-converted method or the treasury stock method, as applicable, and includes the effect from the potential issuance of common stock, such as shares issuable pursuant to the conversion of convertible preferred stock, convertible notes and the exercise of stock options and warrants, assuming the exercise of all "in-the-money" common stock equivalents based on the average market price during the period. Common stock equivalents have been excluded where their inclusion would be anti-dilutive.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Loss Per Share (continued)

Details in the computation of basic and diluted loss per share is as follows:

	Three months ended March 31,
($ in thousands except share and per share data)	2017	2016
Loss per share - basic:
Net loss	$(5,007)	$(1,407)
Less: Dividend paid in-kind to preferred stockholders	(20)	—
Less: Deemed dividend on preferred stock	(3,734)	—
Net loss attributable to common stockholders - basic	$(8,761)	$(1,407)

Numerator for basic loss per share	$(8,761)	$(1,407)
Denominator for basic loss per share	14,694,613	14,632,988
Basic loss per common share	$(0.60)	$(0.10)

Loss per share - diluted:
Numerator for basic loss per share	$(8,761)	$(1,407)
Adjust: Warrant revaluation income for dilutive warrants	7	1,958
Net loss attributable to common stockholders - diluted	$(8,768)	$(3,365)

Denominator for basic loss per share	14,694,613	14,632,988
Plus: Incremental shares underlying dilutive “in the money” warrants outstanding	2,597	24,023
Denominator for diluted loss per share	14,697,210	14,657,011
Diluted net loss per common share	$(0.60)	$(0.23)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	Three months ended March 31,
	2017	2016
“In the money” stock options	89,801	291,668
“Out of the money” stock options	1,038,682	1,044,473
“In the money” warrants	—	—
“Out of the money” warrants	10,364,747	1,387,338
Shares underlying convertible notes	5,304,533	—
Shares underlying convertible accrued interest on convertible notes	120,441	—
Shares underlying convertible preferred stock	3,440,000	—

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10.  Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, at a par value of $0.001 per share, in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.

Series A Convertible Preferred Stock

In March 2017, the Board authorized the issuance of 8,000 shares of preferred stock designated as Series A Convertible Preferred Stock (the Series A Preferred Stock). The rights, preferences and privileges of the Series A Preferred Stock is set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated March 7, 2017 (Certificate of Designation).

On March 7, 2017, the Company entered into a securities purchase agreement with certain of its existing accredited investors pursuant to which the Company agreed to sell a total of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of the Company’s Series A Preferred Stock, with an initial stated value of $1,000 and is convertible into shares of the Company’s common stock with a conversion price of $2.3271 and (ii) a warrant to purchase up to a number of shares of common stock equal to 100% of the conversion shares issuable on March 7, 2017 pursuant to the shares of Series A Preferred Stock purchased by each investor (collectively, the 2017 Series A Preferred Stock Offering). See Note 5 for discussion of the Series A Warrants issued in connection with the 2017 Series A Preferred Stock Offering. The 2017 Series A Preferred Stock Offering closed on March 8, 2017 and resulted in gross proceeds of 8.0 million, before deducting offering costs.

The proceeds from the 2017 Series A Preferred Stock Offering (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Preferred Stock issued was calculated as the sum of (i) the value of the Series A Preferred Stock as if it had been converted into common stock on the issuance date and (ii) the value of a perpetual annuity paying a 4% dividend rate in conversion shares for five years and 8% thereafter. In connection with the valuation, the following assumptions were used: risk free interest rate of 3.15%, credit spread of 31.27% and a market yield of 34.42%. The application of the relative fair value method resulted in an allocation of gross proceeds to the Series A Preferred Stock of approximately $1.3 million, net of discounts of $3.0 million attributed to the warrants (See Note 5) and $3.7 million from a beneficial conversion feature. The discount attributed to the beneficial conversion feature was immediately amortized as the Series A Preferred Stock has no stated redemption date and is convertible at the issuance date. For the three months ended March 31, 2017 the Company recognized $3.7 million of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

The 2017 Series A Preferred Stock Offering securities purchase agreement contains customary representations, warranties, and agreements by the Company. The securities purchase agreement also contains customary prohibitions on certain Company payments, the incurrence of certain senior and pari passu debt, certain affiliate transactions and the incurrence of certain liens.

Holders of the Series A Preferred Stock are be entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly and payable only by way by increasing the stated value of the

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10. Equity (continued)

Series A Preferred Stock in accordance with the terms of the Certificate of Designation. For the three months ended March 31, 2017 cumulative dividends paid in-kind to holders of the Series A Preferred Stock were less than $0.1 million.

Shares of Series A Preferred Stock generally have no voting rights, except as required by law; provided, however, that without the prior written consent of the holders of at least 70% of the then outstanding shares of Series A Preferred Stock, the Company may not: (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation; (ii) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of a holder of the Series A Preferred Stock; (iii) authorize or create any class of stock ranking as to redemption, distribution of assets upon liquidation or dividends senior to, or otherwise pari passu with, the Series A Preferred Stock; (iv) declare or make any dividends other than dividend payments or other distributions payable solely in the Common Stock; or (v) enter into any agreement with respect to any of the foregoing.

Upon a liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to receive out of the Company’s assets, whether capital or surplus, an amount equal to such holder’s then stated value for each share of Series A Preferred Stock before any distribution to the holders of the Common Stock, any class or series of preferred stock and all other Common Stock equivalents other than those securities which are explicitly senior or pari passu to the Series A Preferred Stock in redemption, distribution of assets upon a liquidation or dividends. If there are insufficient assets to pay in full such amounts, then the available assets will be ratably distributed to the holders of the Series A Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with:

•	our unaudited Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1 of this Form 10-Q; and

•
our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for 2016 (2016 Form 10-K), as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

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

Our current pipeline consists of the following product candidates which we are developing in collaboration with Intrexon Corporation (Intrexon):

Our most advanced product candidate, FCX-007, is currently in a Phase 1/2 trial for the treatment of recessive dystrophic epidermolysis bullosa (RDEB). We are also in pre-clinical development of FCX-013, our product candidate for the treatment of linear scleroderma. In addition, we have a third program in the research phase for the treatment of arthritis and related conditions. See further discussion of our gene-therapy product candidates under the heading “Development Programs" below.

Intrexon Collaborations

We collaborate with Intrexon Corporation, a related party, through two distinct exclusive channel collaboration agreements consisting of the Exclusive Channel Collaboration Agreement entered into in October 2012 and amended in June 2013 and January 2014 (as amended, the 2012 ECC) and the Exclusive Channel Collaboration Agreement entered into in December 2015 (the 2015 ECC). Pursuant to these agreements, we engage Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburse Intrexon for its cost for time and materials for such work. We are developing FCX-007 and FCX-013 under the 2012 ECC and we are in the research phase for a gene-therapy treatment for arthritis and related conditions under the 2015 ECC. For additional details, see Note 8 in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q and additional disclosures included in our 2016 Form 10-K.

Development Programs

FCX-007 for Recessive Dystrophic Epidermolysis Bullosa

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

Phase 1/2 Trial of FCX-007 for RDEB

The primary objective of this open-label trial is to evaluate the safety of FCX-007 in RDEB patients. Additionally, the trial will assess (i) the mechanism of action of FCX-007 through the evaluation of type VII collagen expression and the presence of anchoring fibrils and (ii) the efficacy of FCX-007 through intra-subject paired analysis of target wound area by comparing FCX-007 treated wounds to untreated wounds in Phase 1 and to wounds administered with sterile saline in Phase 2 through the evaluation of digital imaging of wounds. Six adult patients are targeted for treatment with FCX-007 in the Phase 1 portion of the trial and six pediatric patients in the Phase 2 portion of the trial. Prior to enrolling pediatric patients, we are required to obtain allowance from the FDA by submitting evidence of FCX-007 activity in adult patients and data from its completed pre-clinical toxicology study.

We are actively recruiting adult patients to complete enrollment in the Phase 1 portion of the trial and currently have four of the six adult patients enrolled. The patients in the Phase 1 portion of the trial are divided into two equal cohorts in order to evaluate the safety of FCX-007 in each population type. One cohort is comprised of patients who have positive expression of the non-collagenous portion of COL7 protein (NC1+) and the other cohort is comprised of patients who do not express the non-collagenous portion of the protein (NC1-). Patients enrolled to date fulfilled the NC1+ cohort and also provided the first subject for the NC1- cohort. Two more patients are required for the NC1- cohort to complete enrollment in the Phase 1 portion of the trial. The clinical trial protocol is designed to allow a cohort to move into the Phase 2 portion of the trial even if the other cohort is still enrolling or in the follow-up evaluation period.

The manufacture of FCX-007 for our first enrolled patient, whom we dosed in the first quarter of 2017, is complete. The manufacture of FCX-007 for the three additional enrolled patients is ongoing. Additional adult patients will be dosed after a required four-week waiting period and subsequent safety testing is complete to ensure there are no safety concerns for the first dose of FCX-007. A revision to the clinical trial protocol reduced the waiting period from 90 days to four weeks based on the six months post-administration results from the pre-clinical toxicology study in immunocompromised mice which concluded that FCX-007 was well-tolerated. In May 2017, the Data Safety Monitoring Board recommended continuation of the Phase 1/2 clinical trial of FCX-007 for the treatment of RDEB, following a planned review of safety data from the first patient treated in the Phase 1 portion of the trial. No product-related adverse events were reported. We expect to have twelve-week post-treatment data for safety, mechanism of action and efficacy for the Phase 1 portion of the trial in the third quarter of 2017 and expect to initiate the Phase 2 portion of trial in the fourth quarter of 2017.

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

Our second gene-therapy product candidate, FCX-013, is in pre-clinical development for the treatment of linear scleroderma. FCX-013 incorporates Intrexon’s proprietary RheoSwitch Therapeutic System® (RTS®), a biologic switch activated by an orally administered compound to control future protein expression once the initial fibrosis has been resolved. FCX-013 is designed to be injected under the skin at the location of the fibrosis where the genetically-modified fibroblast cells will produce a protein to break down excess collagen accumulation. The patient takes an oral compound to facilitate protein expression. Once the fibrosis is resolved, the patient will stop taking the oral compound which will stop further production of the subject protein by FCX-013.

We have successfully completed a proof-of-concept study for FCX-013 in which the primary objective was to determine whether FCX-013 had the potential to reduce dermal thickness in fibrotic tissue. In this study, FCX-013 was evaluated in a bleomycin-induced scleroderma model utilizing severe combined immunodeficiency (SCID) mice. Data from the study demonstrated that FCX-013 reduced dermal thickness of fibrotic tissue to levels similar to that of the non-treated control and further reduced the thickness of the sub-dermal muscle layer. Based upon these data and the FDA’s feedback to our pre-IND briefing package, we advanced FCX-013 into a pre-clinical dose-ranging study in the fourth quarter of 2016. We expect to complete a toxicology/biodistribution study and submit an IND application for FCX-013 to the FDA in the fourth quarter of 2017.

FCX-013 has received Orphan Drug Designation from the FDA for the treatment of localized scleroderma.

New Gene Therapy Program for Arthritis and Related Conditions

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of March 31, 2017, we had an accumulated deficit of $167.6 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

Our financial condition is summarized below as of the following dates and is intended to supplement the more detailed discussion that follows:

	March 31, 2017	December 31, 2016
($ in thousands)
Cash and cash equivalents	$20,560	$17,515

Working capital:
Total current assets	$21,124	$18,028
Less: Total current liabilities	2,960	2,987
Net working capital	$18,164	$15,041

Convertible notes payable (gross principal)	$18,088	$18,088

Stockholders’ equity	$10,469	$7,861

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $20.6 million as of March 31, 2017 which includes the proceeds from our recent March 2017 public offering of convertible preferred stock and warrants (2017 Series A Preferred Stock Offering) as more fully discussed below. As of March 31, 2017, we had net working capital of $18.2 million. Net working capital increased approximately $3.1 million, or 20.8%, from December 31, 2016 to March 31, 2017. This increase is the result primarily of proceeds from our 2017 Series A Preferred Stock Offering (discussed below) offset by net consumption of cash used in operations to further our development programs (for which future funding requirements are described below). We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2018; however, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations. Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

•	the cost of clinical activities and outcomes related to our Phase 1/2 clinical trial of FCX-007;

•	the costs of pre-clinical activities and outcomes related to FCX-013, for which we expect to file an IND with the FDA in the fourth quarter of 2017;

•	the cost of research related to our gene-therapy product candidate for arthritis and related conditions under the 2015 ECC;

•	the cost of additional pre-clinical studies and clinical trials in order to obtain regulatory approvals for our product candidates;

•	the cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications; and

•	the cost of filing, surveillance around, prosecuting, defending and enforcing patent claims.

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

These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its audit report on our consolidated financial statements for the year ended December 31, 2016 related to our ability to continue as a going concern.

Also, see Risks Related to Our Financial Position and Need for Additional Capital included within Part I, Item 1A, "Risk Factors" of our 2016 Form 10-K.

2017 Series A Preferred Stock Offering

On March 8, 2017, we completed our public offering of convertible preferred stock and warrants with certain of our existing investors, including Intrexon. After deducting offering expenses, net proceeds from the offering (excluding proceeds, if any, from future warrant exercises), were approximately $7.6 million. For additional details, see Note 10, Equity and Note 8, Related Party Transactions, to the Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q.

NASDAQ Compliance

On October 5, 2016, we received notice (the Notice) from NASDAQ that we were not currently in compliance with the $1.00 minimum bid price requirement of NASDAQ Listing Rule 5550(a)(2). The Notice indicated that, consistent with NASDAQ Listing Rule 5810(c)(3)(A), we had until April 3, 2017 to regain compliance with the minimum bid price requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days.

On March 10, 2017, we implemented a one-for-three reverse split of our issued and outstanding shares of common stock (the Reverse Stock Split), as authorized at a special meeting of stockholders on March 1, 2017. The Reverse Stock Split became effective on March 10, 2017 at 5:00 pm and our common stock began trading on The NASDAQ Capital Market on a post-split basis at the open of business on March 13, 2017. As of a result of the Reverse Stock Split, every three shares of our issued and outstanding common stock were combined into one share of our common stock, except to the extent that the Reverse Stock Split resulted in any of our stockholders owning a fractional share, with such fractional shares rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The Reverse Stock Split was effectuated in order to increase the per share trading price of our common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market. By letter dated March 27, 2017, The NASDAQ Capital Market Listing Qualification Department, confirmed that our common stock was in compliance with listing requirements.

Cash Flows
Our cash flow activity is summarized below for the following periods:

	Three months ended March 31,
($ in thousands)	2017	2016
Net cash flows (used in) provided by:
Operating activities	$(4,754)	$(16,063)
Investing activities	$(87)	$(58)
Financing activities	$7,886	$(52)

Operating Activities. Cash used in operating activities during the three months ended March 31, 2017 was approximately $4.8 million, a decrease of $11.3 million as compared to the same period last year, due primarily to the $10 million up-front technology access fee payment to Intrexon in January 2016 in connection with the 2015 ECC which did not reoccur in 2017.

Investing Activities. Cash used in investing activities during both the three months ended March 31, 2017 and 2016 was insignificant and related solely to equipment purchases.

Financing Activities. Cash provided by financing activities during the three months ended March 31, 2017 was approximately $7.9 million and related to net proceeds from our 2017 Series A Preferred Stock Offering. Cash used in financing activities during the three months ended March 31, 2016 was related primarily to payments of deferred offering costs in connection with our “at-the-market” equity offering program.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Research and Development Expense

For each of our research and development programs, we incur both direct and indirect expenses. We track direct research and development expenses by program, which include third party costs such as contract research, consulting and preclinical development costs and clinical trial and manufacturing costs. We do not allocate indirect research and development expenses, which may include regulatory, laboratory (equipment and supplies), personnel, facility, process development and other overhead costs (including depreciation and amortization), to specific programs, as these expenses are to be deployed across all of our product candidates. We expect research and development costs to continue to be significant for the foreseeable future as a result of our pre-clinical studies and clinical trials, as well as our ongoing collaborations with Intrexon.

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	Three months ended March 31,		Increase (Decrease)
($ in thousands)	2017	2016	$	%
Direct costs:
FCX-007	$1,242	$1,023	$219	21.4%	(1)
FCX-013	659	310	349	112.6%	(2)
Other	1	69	(68)	(98.6)%
Total direct costs	1,902	1,402	500	35.7%
Indirect costs:
Regulatory costs	47	175	(128)	(73.1)%	(3)
Intangible amortization	—	138	(138)	(100.0)%	(4)
Compensation and related expense	466	1,096	(630)	(57.5)%	(5)
Process development	—	598	(598)	(100.0)%	(6)
Other indirect R&D costs	558	517	41	7.9%
Total indirect costs	1,071	2,524	(1,453)	(57.6)%
Total research and development expense	$2,973	$3,926	$(953)	(24.3)%

(1)
Costs for our FCX-007 program increased approximately $0.2 million, or 21.4%, for the quarter ended March 31, 2017 compared to the same period in 2016 due primarily to the progression of FCX-007 into clinical development, and costs specifically related to the Phase 1 portion of our Phase 1/2 clinical trial of FCX-007 in adults in which we dosed our first patient in the first quarter of 2017. More specifically, these costs include clinical research organization and clinical site fees, as well as product manufacturing costs. Costs incurred in the prior period related to completion of pre-clinical development activities.

Through March 31, 2017, we have incurred approximately $21.7 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase 1/2 clinical trial protocol and recruiting patients. Going forward, research and development investments for this program are expected to support clinical product manufacturing, statistical analyses, report generation and future clinical trial costs.

(2)
Costs for our FCX-013 program increased approximately $0.3 million, or 112.6%, for the quarter ended March 31, 2017 compared to the same period in 2016 due primarily to progression of the pre-clinical development of FCX-013. Costs incurred during 2017 related primarily to the execution of a pre-clinical dose-ranging study which commenced in the fourth quarter of 2016, pre-clinical product manufacturing (i.e. vector manufacturing) and certain IND-enabling work while costs incurred during the 2016 period related primarily to the completion of our proof-of-concept study.

Through March 31, 2017, we have incurred approximately $11.4 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Intrexon. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept and pre-clinical dose-ranging studies. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee (NIH RAC) meeting preparation expenses, and the design and execution of clinical trials.

(3)
Regulatory costs decreased approximately $0.1 million, or 73.1%, for the quarter ended March 31, 2017 as compared to the same period in 2016, due primarily to a decrease in costs incurred with the FDA for fees levied under the Prescription Drug User Fee Act (PDUFA). The decrease in fees resulted from our decision to wind-down azficel-T (including LAVIV), which, beginning in the fourth quarter of 2016, exempted us from being assessed annual product registration and establishment fees imposed under PDUFA, which will result in cost savings.

(4)
Intangible amortization decreased approximately $0.1 million, or 100.0%, for the quarter ended March 31, 2017 as compared to the same period in 2016, due to the impairment of our intangible assets during the second quarter of 2016 which resulted in no subsequent amortization expense.

(5)
Compensation and related expense decreased approximately $0.6 million, or 57.5%, for the quarter ended March 31, 2017 as compared to the same period in 2016, due primarily to decreases in salaries, benefits and bonus expense resulting from the reduction in workforce associated with the aforementioned wind-down of azficel-T operations which occurred in June 2016.

(6)
Process development costs decreased approximately $0.6 million, or 100.0%, for the quarter ended March 31, 2017 as compared to the same period in 2016, as a result primarily of internal process development work being halted in June 2016 in connection with the aforementioned wind-down of azficel-T operations and related restructuring initiatives.

Selling, General and Administrative Expense
Selling, general and administrative expense was comprised of the following:

	Three months ended March 31,		Increase (Decrease)
($ in thousands)	2017	2016	$	%
Compensation and related expense	$331	$1,398	$(1,067)	(76.3)%	(1)
Severance expense	137	—	137	100.0%	(2)
Professional fees	487	584	(97)	(16.6)%
Facilities and related expense and other	526	758	(232)	(30.6)%	(3)
Total selling, general and administrative expense	$1,481	$2,740	$(1,259)	(45.9)%

(1)
Compensation and related expense decreased approximately $1.1 million, or 76.3%, for the quarter ended March 31, 2017 as compared to the same period in 2016 due primarily to decreases in salaries, bonus expense and stock-based compensation resulting from the resignations of certain highly compensated employees in the fourth quarter of 2016 and the first quarter of 2017.

(2)
Severance expense increased approximately $0.1 million, or 100.0%, for the quarter ended March 31, 2017 as compared to the same period in 2016 as a result of severance payments made in conjunction with the aforementioned resignations of certain senior management in 2017, the terms which are set forth in their respective separation agreements. No such severance related expenses were incurred in the prior period.

(3)
Facilities and related expense and other decreased approximately $0.2 million, or 30.6%, for the quarter ended March 31, 2017 as compared to the same period in 2016. The decrease is due primarily to approximately $0.2 million of income recognized as a result of the derecognition of certain reserves included in accrued expenses as of December 31, 2016.

Warrant Revaluation Income (Expense)

During the three months ended March 31, 2017 and 2016, we recorded non-cash expense of less than $0.1 million and non-cash income of approximately $5.3 million for warrant revaluation charges in our Condensed Consolidated Statements of Operations, respectively. Due to the nature and inputs of the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations from period to period. These fluctuations are due to a variety of factors including changes in our stock price, changes in the remaining contractual life of the warrants, and changes in management's estimated probability of certain events occurring that would impact the warrants. The primary reason for the significant change between the warrant revaluation charges noted above is due to the slight increase in our stock price during the three months ended March 31, 2017 compared to the significant decrease in our stock price experienced during the three months ended March 31, 2016.
Derivative Revaluation Expense

During the three months ended March 31, 2017, we recorded non-cash derivative revaluation expense of approximately $0.3 million for derivative liability revaluation charges in our Condensed Consolidated Statements of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the 2016 Private Placement. No such revaluation charges were incurred during the three months ended March 31, 2016.

Interest Expense

During the three months ended March 31, 2017, we recorded interest expense of approximately $0.2 million in our Condensed Consolidated Statements of Operations related to the Notes that we issued in the 2016 Private Placement which bear interest at 4% per annum. No such expenses were incurred during the three months ended March 31, 2016.

Net Loss

Net loss increased approximately $3.6 million to $5.0 million for the three months ended March 31, 2017, as compared to $1.4 million for the three months ended March 31, 2016. The increase in net loss was due primarily to derivative revaluation expense and interest expense incurred during the three months ended March 31, 2017 which was not incurred in the prior period and the absence of significant warrant revaluation income during the three months ended March 31, 2017 as described above, offset in part by an overall net decrease in operating expenses of approximately $2.2 million, as more fully described at the component level above.

Contractual Obligations

During the three months ended March 31, 2017, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2016 Form 10-K.
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

Our summary of significant accounting policies is described in Note 3 to our Consolidated Financial Statements contained in our 2016 Form 10-K. However, please refer to Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q for updated policies and estimates, if applicable, that could impact our results of operations, financial position, and cash flows.
Recently Issued Accounting Pronouncements

See Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for discussion on recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our principal executive officer) and our Vice President of Corporate Accounting/Controller (our principal financial officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Vice President of Corporate Accounting/Controller (our principal financial officer), concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Vice President of Corporate Accounting/Controller (our principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIBROCELL SCIENCE, INC.

By:	/s/ Lisa A. Embon
Lisa A. Embon
Vice President of Corporate Accounting/Controller
(Principal Financial and Accounting Officer)

Date:	May 10, 2017

EXHIBIT INDEX

EXHIBIT NO.		IDENTIFICATION OF EXHIBIT
3.1
Certificate of Amendment of the Restated Certificate of Incorporation of Fibrocell Science, Inc., as amended, dated March 10, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 10, 2017)

3.2
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated March 7, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 8, 2017)

4.1		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on March 8, 2017)
10.1		Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 8, 2017)
*10.2	U	Fibrocell Science, Inc. 2009 Equity Incentive Plan, as amended and restated as of March 11, 2017
10.3	U
Separation Agreement and General Release by and between the Company and Michael F. Marino dated January 25, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 26, 2017)

10.4	U
Separation Agreement and General Release by and between the Company and Kimberly M. Smith dated March 3, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 3, 2017)

*31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.1		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed or furnished, as applicable, herewith.
U    Indicates management contract or compensatory plan or arrangement.