Form 10-Q
period 2017-06-30
Fibrocell Science, Inc.
filed 2017-08-09
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
OR
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

Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐  No ☒
As of August 3, 2017, there were 14,717,166 outstanding shares of the registrant’s common stock, par value $0.001.

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

•
our expectation to have three-month data for the multiple patients in the Phase 1 portion of our Phase 1/2 clinical trial of FCX-007 in the third quarter of 2017 and to initiate the Phase 2 portion of the trial in the fourth quarter of 2017;

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

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (2016 Form 10-K) and in particular, the risks and uncertainties discussed under the caption “Item 1A—Risk Factors” of our 2016 Form 10-K. As a result, you should not place undue reliance on forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Fibrocell Science, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
($ in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,912	$17,515
Prepaid expenses and other current assets	441	513
Total current assets	16,353	18,028
Property and equipment, net of accumulated depreciation of $1,718 and $1,561, respectively	1,534	1,489
Other assets	84	65
Total assets	$17,971	$19,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$658	$440
Related party payable	1,678	942
Accrued expenses	769	1,551
Warrant liability, current	315	54
Total current liabilities	3,420	2,987
Convertible promissory notes, net of debt discount of $18,038 and $18,088, respectively (see Note 4)	—	—
Accrued interest payable	594	228
Warrant liability, long term	15,401	5,980
Derivative liability	1,194	1,735
Deferred rent	797	791
Total liabilities	21,406	11,721

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series A nonredeemable convertible preferred stock; 8,000 shares designated, 8,000 shares issued and outstanding as of June 30, 2017; no shares designated, issued or outstanding as of December 31, 2016; aggregate liquidation preference of $8,100 at June 30, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 14,709,971 and 14,688,135 shares issued and outstanding, respectively	15	15
Additional paid-in capital	178,138	170,409
Accumulated deficit	(181,588)	(162,563)
Total stockholders’ equity (deficit)	(3,435)	7,861
Total liabilities and stockholders’ equity	$17,971	$19,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue from product sales	$—	$73	$—	$85
Collaboration revenue	—	14	—	18
Total revenue	—	87	—	103
Cost of product sales	—	392	—	409
Cost of collaboration revenue	—	—	—	1
Total cost of revenue	—	392	—	410
Gross loss	—	(305)	—	(307)
Research and development expense	1,679	2,352	3,143	4,954
Research and development expense - related party (see Note 8)	1,678	925	3,187	2,249
Selling, general and administrative expense	1,670	2,540	3,151	5,280
Intangible asset impairment expense	—	3,905	—	3,905
Restructuring costs	—	292	—	292
Operating loss	(5,027)	(10,319)	(9,481)	(16,987)
Other income (expense):
Warrant revaluation income (expense)	(9,677)	2,254	(9,723)	7,511
Derivative revaluation income	853	—	541	—
Interest expense	(185)	—	(368)	—
Other income (expense), net	18	(27)	6	(23)
Loss before income taxes	(14,018)	(8,092)	(19,025)	(9,499)
Income taxes	—	—	—	—
Net loss	(14,018)	(8,092)	(19,025)	(9,499)
Dividend paid in-kind to preferred stockholders	(80)	—	(100)	—
Deemed dividend on preferred stock (see Note 10)	(136)	—	(3,870)	—
Net loss attributable to common stockholders	$(14,234)	$(8,092)	$(22,995)	$(9,499)

Per Share Information:
Net loss:
Basic	$(0.97)	$(0.55)	$(1.56)	$(0.65)
Diluted	$(0.97)	$(0.55)	$(1.56)	$(0.78)
Weighted average number of common shares outstanding:
Basic	14,695,970	14,632,988	14,695,296	14,632,988
Diluted	14,695,970	14,632,988	14,695,296	14,644,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)
($ in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	—	$—	14,688,135	$15	$170,409	$(162,563)	$7,861
Issuance of Series A convertible preferred stock with detachable warrants, net of issuance costs of $377	8,000	—	—	—	7,623	—	7,623
Stock-based compensation expense	—	—	—	—	63	—	63
Exercise of liability-classified warrants	—	—	6,941	—	41	—	41
Conversion of promissory notes	—	—	14,895	—	2	—	2
Net loss	—	—	—	—	—	(19,025)	(19,025)
Balance, June 30, 2017	8,000	$—	14,709,971	$15	$178,138	$(181,588)	$(3,435)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
($ in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,025)	$(9,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	63	1,125
Warrant revaluation expense (income)	9,723	(7,511)
Derivative revaluation income	(541)	—
Inventory reserve	—	151
Depreciation and amortization	184	391
Loss on disposal or impairment of property and equipment	40	3,970
Recovery of doubtful accounts	—	(12)
Decrease (increase) in operating assets:
Accounts receivable	—	12
Inventory	—	222
Prepaid expenses and other current assets	72	728
Other assets	(19)	(64)
Increase (decrease) in operating liabilities:
Accounts payable	192	(3)
Related party payable	736	(9,796)
Accrued expenses and deferred rent	(776)	(518)
Accrued interest payable	368	—
Deferred revenue	—	(49)
Net cash used in operating activities	(8,983)	(20,853)
Cash flows from investing activities:
Purchase of property and equipment	(243)	(143)
Net cash used in investing activities	(243)	(143)
Cash flows from financing activities:
Proceeds from 2017 Series A Preferred Stock Offering, (net of offering costs of $377)	7,623	—
Payment of deferred offering costs	—	(109)
Principal payments on capital lease obligations	—	(2)
Net cash provided by (used in) financing activities	7,623	(111)
Net decrease in cash and cash equivalents	(1,603)	(21,107)
Cash and cash equivalents, beginning of period	17,515	29,268
Cash and cash equivalents, end of period	$15,912	$8,161

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$26	$46
Offering costs in accounts payable and accrued expenses	$—	$11
Reduction of warrant liability upon cashless exercise of warrants	$41	$—
Reduction in accrued interest payable upon cashless exercise of promissory notes	$2	$—
Dividend paid in-kind to preferred stockholders	$100	$—
Deemed dividend on preferred stock	$3,870	$—

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

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. As of June 30, 2017, the Company had cash and cash equivalents of approximately $15.9 million and working capital of approximately $12.9 million. The Company believes that its cash and cash equivalents at June 30, 2017 will be sufficient to fund operations into the second quarter of 2018. The Company will require additional capital to fund operations beyond that point. To meet its capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2. Basis of Presentation

General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements and certain information and footnote disclosures included in the Company’s annual consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), filed with the SEC, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to a fair statement of the results for the interim periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the six months ended June 30, 2017 and 2016, the Company did not record a tax expense or benefit due to the expected current year loss and its historical losses.  The Company had not recorded its net deferred tax asset as of either June 30, 2017 or December 31, 2016 because it maintained a full valuation allowance against all deferred tax assets as management has determined that it is more likely than not, that the Company will be unable to realize these future tax benefits. As of June 30, 2017 and December 31, 2016, the Company had no uncertain tax positions.

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
In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” which clarifies the application of stock based accounting guidance when a change is made to the terms or conditions of a share-based payment award. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet (including by lessees for those leases classified as operating leases under previous GAAP) and disclosing key information about leasing

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3. Summary of Significant Accounting Policies (continued)

arrangements. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. While the Company is currently assessing the full impact this ASU will have on its Consolidated Financial Statements, the Company believes the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under the current noncancelable operating lease, as amended, for its Exton, PA facility, resulting in the recording of right of use assets and lease obligations. The Company does not anticipate any other material impacts to its Consolidated Financial Statements.
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

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company repay any such accrued and unpaid interest by delivering such number of shares of common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of Common Stock as reported on NASDAQ on the date of such election and (ii) the Conversion Price (as defined below). As of June 30, 2017 and for each prior quarterly period since issuance, the Company has elected to accrue interest.

All unpaid principal of each Investor’s Note is convertible, at any time and from time to time, at the option of such Investor into shares of common stock at each such Investors’ applicable conversion price (as subject to adjustment, the Conversion Price) which range from $3.40875 to $3.67875 per share.

The Notes have a maturity date of the earlier of (i) September 7, 2026 and (ii) one-hundred and eighty (180) days after the date on which the Company’s product candidate, FCX-007, is approved by the FDA for the treatment of recessive dystrophic epidermolysis bullosa (the Maturity Date). Each Investor has the right to require the Company to repay all or any portion of the unpaid principal and accrued and unpaid interest from time to time on or after September 7, 2021 (such right, a Put Right). Such Put Right must be exercised by such Investor by delivering written notice to the Company no later than one-hundred and eighty (180) days prior to such exercise date of such Put Right. In addition, upon consummation of a specified change of control transaction, each Investor may elect to accelerate the repayment of all unpaid principal and accrued interest under such Investor’s Note. If an Investor does not elect to have the Company prepay its Note upon such change of control transaction, then the Company may prepay the Notes, in an amount equal to one hundred one percent (101%) of the outstanding principal due under the Notes (together with accrued and unpaid interest due thereon) (the Prepayment Right). Additionally, upon the occurrence of certain Events of Default, as defined in the Notes, each Investor may elect to accelerate the repayment of all unpaid principal and accrued interest under each Note and the Notes provide for automatic redemption upon the occurrence of certain bankruptcy related Events of Default, as defined in the Notes.

During the three and six month periods ending June 30, 2017, $50,000 of principal value notes and related accrued interest, were converted into 14,895 shares of the Company’s common stock.

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

Convertible promissory notes outstanding were as follows:

($ in thousands)	June 30, 2017	December 31, 2016
Convertible promissory notes	$18,038	$18,088
Debt discount - warrants	(9,617)	(9,643)
Debt discount - compound bifurcated derivatives	(1,269)	(1,273)
Debt discount - beneficial conversion feature	(7,152)	(7,172)
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes, and is included in interest expense in the Condensed Consolidated Statements of Operations. Amortization for the three and six months ended June 30, 2017 was $0. Based on an effective yield of approximately 1,157% resulting from the Notes being initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021.

Assumptions Used in Determining Fair Value of Compound Bifurcated Derivative

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together and fair valued as a single, compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, and early redemption and conversion assumptions. Additionally, there are other embedded features of the Notes requiring bifurcation, other than the Contingent Put Option and the Contingent Call Option, which had no value at June 30, 2017 or December 31, 2016 due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Convertible Notes (continued)

The estimated fair value of the compound bifurcated derivative is determined to represent a Level 3 instrument. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	June 30, 2017	December 31, 2016
Calculated aggregate value	$1,194	$1,735
Closing price per share of common stock	$4.01	$1.89
Contractual remaining term	9 years, 2 months	9 years, 8 months
Contractual interest rate	4.0%	4.0%
Volume-weighted average conversion rate	$3.40973	$3.40985
Risk-free interest rate (term structure)	0.84% - 2.30%	0.44% - 2.45%
Dividend yield	—	—
Credit Rating	CC	CC
Credit Spread	36.70%	33.27%
Volatility	98.8%	99.9%

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation expense in the Company’s Condensed Consolidated Statements of Operations.  The change in estimated fair value of the Company's derivative liability for the three and six months ended June 30, 2017 resulted in non-cash income of approximately $0.9 million and $0.5 million, respectively.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5. Warrants (continued)

The Company’s outstanding warrants consist of both liability-classified warrants and equity-classified warrants. The following table summarizes outstanding warrants to purchase common stock:

	Number of warrants
	June 30, 2017	December 31, 2016	Exercise Price	Expiration Dates
Liability-classified Warrants
Issued in Series E Preferred Stock offering	46,430	71,430	$2.10	Dec 2017
Issued with June 2012 Convertible Notes	375,194	375,194	$7.50	Jun 2018
Issued in Series E Preferred Stock offering	523,045	523,045	$22.50	Dec 2018
Issued with September 2016 Convertible Notes	6,029,174	6,029,174	$4.50	Sep 2021
	6,973,843	6,998,843
Equity-classified Warrants
Issued in 2017 Series A Preferred Stock Offering	3,437,334	—	$2.54	Mar 2022
	3,437,334	—

Total outstanding warrants	10,411,177	6,998,843

The table below is a summary of the Company’s warrant activity during the six months ended June 30, 2017:

	Number of warrants			Weighted- average exercise price
	Liability-classified	Equity-classified	Total
Outstanding at December 31, 2016	6,998,843	—	6,998,843	$5.98
Granted	—	3,437,334	3,437,334	2.54
Exercised	(25,000)	—	(25,000)	2.10
Expired	—	—	—	—
Outstanding at June 30, 2017	6,973,843	3,437,334	10,411,177	$4.85

Accounting for Liability-Classified Warrants

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in warrant revaluation income (expense) in the Company’s Condensed Consolidated Statements of Operations in each subsequent period. The change in the estimated fair value of the warrant liability for the three and six months ended June 30, 2017 resulted in non-cash expense of approximately $9.7 million for both periods as presented. The change in the estimated fair value of the warrant liability for the three and six months ended June 30, 2016 resulted in non-cash income of approximately $2.3 million and $7.5 million, respectively.

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

The following table summarizes the calculated aggregate fair values, along with the inputs and assumptions utilized in each calculation:

($ in thousands except per share data)	June 30, 2017	December 31, 2016
Calculated aggregate value	$15,716	$6,034
Weighted average exercise price per share	$6.00	$5.98
Closing price per share of common stock	$4.01	$1.89
Volatility	85.5%	85.6%
Weighted average remaining expected life	3 years, 9 months	4 years, 3 months
Risk-free interest rate	1.68%	1.75%
Dividend yield	—	—

Accounting for Equity-Classified Warrants

The Company’s equity-classified warrants were issued in connection with the Company’s 2017 Series A Preferred Stock Offering (as defined below) as more fully described in Note 10. The proceeds from the 2017 Series A Preferred Stock Offering (as defined below) (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 89.69%, risk free interest rate of 2.08%, and an expected life equal to the five year contractual term. The application of the relative fair value method resulted in an allocation of $3.0 million, before deducting offering costs, to the warrants which is included as a component of net proceeds of $7.6 million recorded in “Additional paid-in capital” within the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheets as of June 30, 2017.
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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2017.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,925	$—	$—	$12,925
Total Assets	$12,925	$—	$—	$12,925
Liabilities:
Warrant liability	$—	$—	$15,716	$15,716
Derivative liability	—	—	1,194	1,194
Total Liabilities	$—	$—	$16,910	$16,910

	December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,515	$—	$—	$17,515
Total Assets	$17,515	$—	$—	$17,515
Liabilities:
Warrant liability	$—	$—	$6,034	$6,034
Derivative liability	—	—	1,735	1,735
Total Liabilities	$—	$—	$7,769	$7,769

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Fair Value Measurements (continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Warrant
($ in thousands)	Liability
Balance at December 31, 2016	$6,034
Exercise of warrants	(41)
Change in fair value of warrant liability	9,723
Balance at June 30, 2017	$15,716

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 5 for further discussion of the warrant liability.

Bifurcated Compound Derivative - Derivative Liability

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Derivative
($ in thousands)	Liability
Balance at December 31, 2016	$1,735
Change in fair value of derivative liability	(541)
Balance at June 30, 2017	$1,194

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

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes with embedded derivatives was approximately $24.3 million at June 30, 2017, based on Level 3 inputs, compared to a carrying value of $0, as a result of unamortized debt discounts.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7. Stock-Based Compensation

2009 Equity Incentive Plan

The Company’s Board of Directors (the Board) adopted the 2009 Equity Incentive Plan (as amended to date, the Plan) effective September 3, 2009.  The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives.  The Plan allows for the issuance of up to 2,533,333 shares of the Company’s common stock.  In addition, as of June 30, 2017 there were 8,334 options outstanding that were issued outside the Plan to consultants in 2013.

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years.  Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one year anniversary date for non-employee director options.  The Plan had 1,396,423 shares available for future grants as of June 30, 2017.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the six months ended June 30, 2017 and 2016, the weighted average fair market value for options granted was and $2.12 and $1.53, respectively.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the Condensed Consolidated Statements of Operations was approximately $0.1 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $0.1 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Stock-Based Compensation (continued)

The fair market value of these stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended:

	June 30, 2017	June 30, 2016
Expected term	6 years, 0 months	6 years, 1 month
Interest rate	1.95%	1.40%
Dividend rate	—	—
Volatility	88.7%	92.4%

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2017:

($ in thousands except share and per share data)	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2016	1,279,379	$15.16	7 years, 2 months	$—
Granted	295,000	2.88
Exercised	—	—
Forfeited	(265,164)	9.70
Expired	(185,389)	14.50
Outstanding at June 30, 2017(1)	1,123,826	$13.34	7 years, 7 months	$663,098
Exercisable at June 30, 2017	650,479	$20.52	6 years, 2 months	$92,053

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The total fair value of options vested during the six months ended June 30, 2017 was approximately $0.4 million. Additionally, as of June 30, 2017, there was approximately $1.1 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.4 years.
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

For the three months ended June 30, 2017, the Company incurred total expenses of approximately $1.7 million with Intrexon as compared to approximately $0.9 million, for the three months ended June 30, 2016, for work performed under the 2012 ECC for each of the three month periods. During the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $1.7 million incurred during the three months ended June 30, 2017, approximately $0.3 million related to direct expenses for work performed by Intrexon and approximately $1.4 million related to pass-through costs. Of the $0.9 million incurred in the three months ended June 30, 2016, approximately $0.3 million related to direct expenses for work

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8. Related Party Transactions (continued)

performed by Intrexon and approximately $0.6 million related to pass-through costs. These costs are presented in the Company’s “Condensed Consolidated Statement of Operations” as research and development expenses - related party.

For the six months ended June 30, 2017 and 2016, the Company incurred total expenses of approximately $3.2 million and $2.2 million, respectively, with Intrexon, for work performed under the 2012 ECC. During the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $3.2 million incurred during the 2017 period, $0.6 million related to direct expenses for work performed by Intrexon and $2.6 million related to pass-through costs. Of the $2.2 million incurred during the 2016 period, $0.8 million related to direct expenses for work performed by Intrexon and $1.4 million related to pass-through costs. These costs are presented in the Company’s “Condensed Consolidated Statement of Operations” as research and development expenses - related party.

As of June 30, 2017 and December 31, 2016, the Company had outstanding payables to Intrexon of $1.7 million and $0.9 million, respectively. These amounts are presented in the Company’s “Condensed Consolidated Balance Sheets” as related party payable.

    In the 2nd quarter, Intrexon notified the Company that it received invoices for approximately $1.1 million in charges from a vendor who provides services to Intrexon and which are passed-through to the Company under the 2012 ECC. Intrexon is disputing the volume and nature of these charges and has not invoiced the Company for these charges as of June 30, 2017. The Company has recorded approximately $0.8 million of such charges as its best estimate of the amount owed.

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Loss Per Share (continued)

Details in the computation of basic and diluted loss per share is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands except share and per share data)	2017	2016	2017	2016
Loss per share - basic:
Net loss	$(14,018)	$(8,092)	$(19,025)	$(9,499)
Less: Dividend paid in-kind to preferred stockholders	(80)	—	(100)	—
Less: Deemed dividend on preferred stock	(136)	—	(3,870)	—
Net loss attributable to common stockholders - basic	$(14,234)	$(8,092)	$(22,995)	$(9,499)

Numerator for basic loss per share	$(14,234)	$(8,092)	$(22,995)	$(9,499)
Denominator for basic loss per share	14,695,970	14,632,988	14,695,296	14,632,988
Basic loss per common share	$(0.97)	$(0.55)	$(1.56)	$(0.65)

Loss per share - diluted:
Numerator for basic loss per share	$(14,234)	$(8,092)	$(22,995)	$(9,499)
Adjust: Warrant revaluation income for dilutive warrants	—	—	—	1,958
Net loss attributable to common stockholders - diluted	$(14,234)	$(8,092)	$(22,995)	$(11,457)

Denominator for basic loss per share	14,695,970	14,632,988	14,695,296	14,632,988
Plus: Incremental shares underlying dilutive “in the money” warrants outstanding	—	—	—	12,011
Denominator for diluted loss per share	14,695,970	14,632,988	14,695,296	14,644,999
Diluted net loss per common share	$(0.97)	$(0.55)	$(1.56)	$(0.78)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
“In the money” stock options	239,611	72,000	196,765	181,834
“Out of the money” stock options	717,841	1,326,768	709,973	1,185,621
“In the money” warrants	46,430	—	46,430	—
“Out of the money” warrants	10,364,747	1,780,491	10,364,747	1,583,915
Shares underlying convertible notes	5,303,665	—	5,304,097	—
Shares underlying convertible accrued interest on convertible notes	175,850	—	175,864	—
Shares underlying convertible preferred stock	3,480,000	—	3,460,000	—

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

On March 7, 2017, the Company entered into a securities purchase agreement with certain of its existing accredited investors pursuant to which the Company agreed to sell a total of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of the Company’s Series A Preferred Stock, with an initial stated value of $1,000 and is convertible into shares of the Company’s common stock with a conversion price of $2.3271 and (ii) a warrant to purchase up to a number of shares of common stock equal to 100% of the conversion shares issuable on March 7, 2017 pursuant to the shares of Series A Preferred Stock purchased by each investor (collectively, the 2017 Series A Preferred Stock Offering). See Note 5 for discussion of the Series A Warrants issued in connection with the 2017 Series A Preferred Stock Offering. The 2017 Series A Preferred Stock Offering closed on March 8, 2017 and resulted in gross proceeds of $8.0 million, before deducting offering costs.

The proceeds from the 2017 Series A Preferred Stock Offering (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Preferred Stock issued was calculated as the sum of (i) the value of the Series A Preferred Stock as if it had been converted into common stock on the issuance date and (ii) the value of a perpetual annuity paying a 4% dividend rate in conversion shares for five years and 8% thereafter. In connection with the valuation, the following assumptions were used: risk free interest rate of 3.15%, credit spread of 31.27% and a market yield of 34.42%. The application of the relative fair value method resulted in an allocation of gross proceeds to the Series A Preferred Stock of approximately $1.3 million, net of discounts of $3.0 million attributed to the warrants (See Note 5) and $3.7 million from a beneficial conversion feature. The discount attributed to the beneficial conversion feature was immediately amortized as the Series A Preferred Stock has no stated redemption date and is convertible at the issuance date. For the six months ended June 30, 2017 the Company recognized $3.7 million of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

The discount attributed to the warrants is being accreted using the effective interest method and charged as a deemed dividend to additional paid-capital (in the absence of retained earnings), over the five-year period of the Series A Preferred Stock in which the stated dividend rate is 4%. For the six months ended June 30, 2017 the Company recognized approximately $0.1 million in deemed dividends due to the accretion of the warrant discount.

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10. Equity (continued)

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly and payable only by way by increasing the stated value of the
Series A Preferred Stock in accordance with the terms of the Certificate of Designation. For each of the three and six months ended June 30, 2017 cumulative dividends paid in-kind to holders of the Series A Preferred Stock were approximately
$0.1 million.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with:

•	our unaudited Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Form 10-Q); and

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

Our current pipeline consists of the following product candidates which we are developing in collaboration with Intrexon Corporation (Intrexon):

Our most advanced product candidate, FCX-007, is currently in a Phase 1/2 trial for the treatment of recessive dystrophic epidermolysis bullosa (RDEB). We are also in pre-clinical development of FCX-013, our product candidate for the treatment of moderate to severe localized scleroderma. In addition, we have a third program in the research phase for the treatment of arthritis and related conditions. See further discussion of our gene-therapy product candidates under the heading “Development Programs" below.

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

FCX-007 has received Orphan Drug Designation for the treatment of DEB, including RDEB, Rare Pediatric Disease Designation for the treatment of RDEB and Fast Track Designation for the treatment of RDEB from the United States Food and Drug Administration (FDA).

Phase 1/2 Clinical Trial of FCX-007 for RDEB

The primary objective of this open-label trial is to evaluate the safety of FCX-007 in RDEB patients. Additionally, the trial will assess (i) the mechanism of action of FCX-007 through the evaluation of type VII collagen expression and the presence of anchoring fibrils and (ii) the efficacy of FCX-007 through intra-subject paired analysis of target wound area by comparing FCX-007 treated wounds to untreated wounds in Phase 1 and to wounds administered with sterile saline in Phase 2 through the evaluation of digital imaging of wounds. Six adult patients are targeted for treatment with FCX-007 in the Phase 1 portion of the trial and six pediatric patients in the Phase 2 portion of the trial. Prior to enrolling pediatric patients, we are required to obtain allowance from the FDA by submitting evidence of FCX-007 safety and benefit in adult patients and data from its completed pre-clinical toxicology study.

We are actively recruiting adult patients to complete enrollment in the Phase 1 portion of the trial and currently have four of the six adult patients enrolled. The patients in the Phase 1 portion of the trial are divided into two equal cohorts in order to evaluate the safety of FCX-007 in each population type. One cohort is comprised of patients who have positive expression of the non-collagenous portion of COL7 protein (NC1+) and the other cohort is comprised of patients who do not express the non-collagenous portion of the protein (NC1-). Patients enrolled to date fulfilled the NC1+ cohort and also provided the first patient for the NC1- cohort. Two more patients are required for the NC1- cohort to complete enrollment in the Phase 1 portion of the trial. The clinical trial protocol is designed to allow a cohort to move into the Phase 2 portion of the trial even if the other cohort is still enrolling or in the follow-up evaluation period.

The first adult patient in the NC1+ cohort in the Phase 1 portion of the Phase 1/2 clinical trial was dosed in the first quarter of 2017. In May 2017, the Data Safety Monitoring Board (DSMB) recommended continuation of the Phase 1/2 clinical trial of FCX-007 for the treatment of RDEB, following a planned review of safety data from the first patient treated in the Phase 1 portion of the trial. No product-related adverse events were reported. Based on the DSMB’s recommendation, the remaining two patients in the NC1+ cohort in the Phase 1 portion of the trial were dosed in June 2017. We expect to have twelve-week post-treatment data for safety, mechanism of action and efficacy for multiple patients in the Phase 1 portion of the trial in the third quarter of 2017 and expect to initiate the Phase 2 portion of trial in the fourth quarter of 2017.

FCX-013 for Localized Scleroderma

Localized scleroderma, of which linear scleroderma is a subtype, is a chronic autoimmune skin disorder that manifests as excess production of extracellular matrix, specifically collagen, resulting in thickening of the skin and connective tissue. The localized areas of skin thickening may extend to underlying tissue and muscle in children which can impair growth and development. Lesions appearing across joints can be painful, impair motion and may be permanent. Current treatments for localized scleroderma, which include systemic or topical corticosteroids, UVA light therapy and physical therapy, only address the symptoms of the disorder. We estimate that there are approximately 90,000 patients in the U.S. considered to have severe localized scleroderma.

Our second gene-therapy product candidate, FCX-013, is in pre-clinical development for the treatment of moderate to severe localized scleroderma. FCX-013 is an autologous fibroblast genetically-modified using lentivirus and encoded for matrix metalloproteinase 1 (MMP-1), a protein responsible for breaking down collagen. FCX-013 incorporates Intrexon’s proprietary RheoSwitch Therapeutic System® (RTS®), a biologic switch activated by an orally administered compound to control protein expression at the site of localized scleroderma lesions. FCX-013 is designed to be injected under the skin at the location of the fibrotic lesions where the genetically-modified fibroblast cells will produce MMP-1 to break down excess collagen accumulation. With the FCX-013 therapy, the patient will take an oral compound to facilitate protein expression. Once the fibrosis is resolved, the patient will stop taking the oral compound which will control further MMP-1 production.

We have successfully completed a proof-of-concept study for FCX-013 in which the primary objective was to determine whether FCX-013 had the potential to reduce dermal thickness in fibrotic tissue. In this study, FCX-013 was evaluated in a bleomycin-induced scleroderma model utilizing severe combined immunodeficiency (SCID) mice. Data from the study demonstrated that FCX-013 reduced dermal thickness of fibrotic tissue to levels similar to that of the non-treated control and further reduced the thickness of the sub-dermal muscle layer. Based upon these data and the FDA’s feedback to our pre-Investigational New Drug application (IND) briefing package, we advanced FCX-013 into a pre-clinical dose-ranging study which has been completed. We expect to complete a toxicology/biodistribution study and submit an IND application for FCX-013 to the FDA in the fourth quarter of 2017.

FCX-013 has received Orphan Drug Designation from the FDA for the treatment of localized scleroderma and Rare Pediatric Disease Designation for moderate to severe localized scleroderma.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of June 30, 2017, we had an accumulated deficit of $181.6 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

Our financial condition is summarized below as of the following dates and is intended to supplement the more detailed discussion that follows:

	June 30, 2017	December 31, 2016
($ in thousands)
Cash and cash equivalents	$15,912	$17,515

Working capital:
Total current assets	$16,353	$18,028
Less: Total current liabilities	3,420	2,987
Net working capital	$12,933	$15,041

Convertible notes payable (gross principal)	$18,038	$18,088

Stockholders’ equity (deficit)	$(3,435)	$7,861

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $15.9 million and net working capital of $12.9 million as of June 30, 2017. Net working capital decreased approximately $2.1 million, or 14.0%, from December 31, 2016 to June 30, 2017. This decrease is primarily the result of the net loss incurred for the first six months of 2017, and is partially offset by proceeds from our 2017 Series A Preferred Stock Offering (discussed below). We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2018; however, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations. Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

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

Cash Flows
Our cash flow activity is summarized below for the following periods:

	Six months ended June 30,
($ in thousands)	2017	2016
Net cash flows (used in) provided by:
Operating activities	$(8,983)	$(20,853)
Investing activities	$(243)	$(143)
Financing activities	$7,623	$(111)

Operating Activities. Cash used in operating activities during the six months ended June 30, 2017 was approximately $9.0 million, a decrease of $11.9 million as compared to the same period last year, due primarily to the $10 million up-front technology access fee payment to Intrexon in January 2016 in connection with the 2015 ECC which did not reoccur in 2017. In addition in the 2016 period $3.9 million in costs were incurred for disposal and impairment costs of property and equipment related to the decommissioning of our azficel-T manufacturing facility.

Investing Activities. Cash used in investing activities during both the six months ended June 30, 2017 and 2016 was related solely to equipment purchases.

Financing Activities. Cash provided by financing activities during the six months ended June 30, 2017 was approximately $7.6 million and related to net proceeds from our 2017 Series A Preferred Stock Offering. Cash used in financing activities during the six months ended June 30, 2016 was related primarily to payments of deferred offering costs in connection with our “at-the-market” equity offering program.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2017 and 2016

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

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2017	2016	% Change	2017	2016	% Change
Direct costs:
FCX-007	$1,731	$895	93.4%	$2,973	$1,918	55.0%	(1)
FCX-013	406	109	272.5%	1,065	419	154.2%	(2)
Other	30	157	(80.9)%	32	226	(85.8)%	(3)
Total direct costs	2,167	1,161	86.6%	4,070	2,563	58.8%
Indirect costs:
Regulatory costs	14	275	(94.9)%	61	450	(86.4)%	(4)
Intangible amortization	—	93	(100.0)%	—	231	(100.0)%	(5)
Compensation and related expense	541	959	(43.6)%	1,007	2,055	(51.0)%	(6)
Process development	6	401	(98.5)%	6	999	(99.4)%	(7)
Other indirect R&D costs	629	388	62.1%	1,186	905	31.0%	(8)
Total indirect costs	1,190	2,116	(43.8)%	2,260	4,640	(51.3)%
Total research and development expense	$3,357	$3,277	2.4%	$6,330	$7,203	(12.1)%

(1)
Costs for our FCX-007 program increased approximately $0.8 million, or 93.4%, for the three months ended June 30, 2017 compared to the same period in 2016. Costs increased approximately $1.1 million, or 55.0%, for the six months ended June 30, 2017 compared to the same period in 2016. The increases were due primarily to the progression of FCX-007 into clinical development, and costs specifically related to the Phase 1 portion of our Phase 1/2 clinical trial of FCX-007 in adults in which we dosed an additional two patients in the second quarter of 2017. More specifically, these costs include clinical research organization and clinical site fees, as well as product manufacturing costs. Costs incurred in the prior period related to completion of pre-clinical development activities.

Through June 30, 2017, we have incurred approximately $23.5 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase 1/2 clinical trial protocol and recruiting patients. Going forward, research and development investments for this program are expected to support clinical product manufacturing, statistical analyses, report generation and future clinical trial costs.

(2)
Costs for our FCX-013 program increased approximately $0.3 million, or 272.5%, for the three months ended June 30, 2017 compared to the same period in 2016. Costs increased approximately $0.6 million, or 154.2%, for the six months ended June 30, 2017 compared to the same period in 2016. The increases were due primarily to progression of the pre-clinical development of FCX-013. Costs incurred during 2017 related primarily to the execution of a pre-clinical dose-ranging study which commenced in the fourth quarter of 2016, pre-clinical product manufacturing (i.e.vector manufacturing) and certain IND-enabling work while costs incurred during the 2016 period related primarily to the completion of our proof-of-concept study.

Through June 30, 2017, we have incurred approximately $ 11.8 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Intrexon. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept and pre-clinical dose-ranging studies. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee meeting preparation expenses, and the design and execution of clinical trials.

(3)
Other costs decreased approximately $0.1 million, or 80.9% and $0.2 million or 85.8 % for the three and six months ended June 30, 2017 as compared to the same periods in 2016. These decreases are due to the stoppage of research and development activities for azficel-T for vocal cord scarring as of June 30, 2016.

(4)
Regulatory costs decreased approximately $0.3 million, or 94.9%, for the three months ended June 30, 2017 as compared to the same period in 2016. Costs decreased approximately $0.4 million, or 86.4%, for the six months ended June 30, 2017 compared to the same period in 2016. The decreases were due primarily to a decrease in costs incurred with the FDA for fees levied under the Prescription Drug User Fee Act (PDUFA). The decrease in fees resulted from our decision to wind-down azficel-T (including LAVIV), which, beginning in the fourth quarter of 2016, exempted us from being assessed annual product registration and establishment fees imposed under PDUFA, which will result in cost savings of approximately $0.2 million per quarter.

(5)
Intangible amortization decreased approximately $0.1 million, or 100.0%, for the three months ended June 30, 2017 and $0.2 million, or 100.0%, for the six months ended June 30, 2017 as compared to the same periods in 2016, due to the impairment of our intangible assets during the second quarter of 2016 which resulted in no subsequent amortization expense.

(6)
Compensation and related expense decreased approximately $0.4 million, or 43.6%, for the three months ended June 30, 2017 and $1.0 million, or 51.0%, for the six months ended June 30, 2017 as compared to the same periods in 2016, due primarily to decreases in salaries, benefits and bonus expense resulting from the reduction in workforce associated with the aforementioned wind-down of azficel-T operations which occurred in June 2016.

(7)
Process development costs decreased approximately $0.4 million, or 98.5%, for the three months ended June 30, 2017 and approximately $1.0 million, or 99.4%, for the six months ended June 30, 2017 as compared to the same periods in 2016, as a result primarily of internal process development work being halted in June 2016 in connection with the aforementioned wind-down of azficel-T operations and related restructuring initiatives.

(8)
Other indirect costs increased approximately $0.2 million, or 62.1%, for the three months ended June 30, 2017 and approximately $0.3 million, or 31.0%, for the six months ended June 30, 2017 as compared to the same periods in 2016. These increases were primarily the result of increased lab supplies expenses, used primarily for the FCX-007 and FCX-013 clinical and pre-clinical manufacturing and support activities.

Selling, General and Administrative Expense
Selling, general and administrative expense was comprised of the following:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2017	2016	% Change	2017	2016	% Change
Compensation and related expense	$449	$1,352	(66.8)%	$777	$2,750	(71.7)%	(1)
Severance expense	—	—	—%	137	—	—%	(2)
Professional fees	475	434	9.4%	962	1,018	(5.5)%
Facilities and related expense and other	746	754	(1.1)%	1,275	1,512	(15.7)%	(3)
Total selling, general and administrative expense	1,670	2,540	(34.3)%	3,151	5,280	(40.3)%

(1)
Compensation and related expense decreased approximately $0.9 million, or 66.8%, for the three months ended June 30, 2017 and $2.0 million, or 71.7%, for the six months ended June 30, 2017 as compared to the same periods in 2016. These reductions were due primarily to decreases in salaries, bonus expense and stock-based compensation resulting from reductions in personnel in the 4th quarter of 2016 and carrying forward into the first half of 2017.

(2)
Severance expense increased approximately $0.1 million for the six months ended June 30, 2017 as compared to the same six month period in 2016 as a result of severance payments made in conjunction with the resignations of certain senior management team members in 2017, the terms which are set forth in their respective separation agreements. No such severance-related expenses were incurred in the prior period.

(3)
Facilities and related expense and other was approximately $0.7 million, for the three months ended June 30, 2017 and 2016. Facilities and related expense and other decreased $0.2 million, or 15.7%, for the six months ended June 30, 2017 as compared to the same period in 2016. This decrease is due primarily to approximately $0.2 million of income recognized as a result of the derecognition of certain reserves included in accrued expenses as of December 31, 2016.

Warrant Revaluation Income (Expense)

During the three months ended June 30, 2017 and 2016, we recorded non-cash expense of $9.7 million and non-cash income of approximately $2.3 million for warrant revaluation charges in our Condensed Consolidated Statements of Operations, respectively. For the six months ended June 30, 2017 and 2016 we recorded non-cash expense of $9.7 million and non-cash income of $7.5 million. Due to the nature and inputs of the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations from period to period. These fluctuations are due to a variety of factors including changes in our stock price, changes in the remaining contractual life of the warrants, and changes in management's estimated probability of certain events occurring that would impact the warrants. The primary reason for the significant change between the warrant revaluation charges noted above is due to the large increase in our stock price during the six months ended June 30, 2017 compared to the significant decrease in our stock price experienced during the six months ended June 30, 2016.
Derivative Revaluation Expense

During the three months ended June 30, 2017, we recorded non-cash derivative revaluation income of approximately $0.9 million for derivative liability revaluation charges in our Condensed Consolidated Statements of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the 2016 Private Placement. For the six months ended June 30, 2017, we recorded non-cash derivative revaluation income of approximately $0.5 million. No such revaluation charges were incurred during the three and six months ended June 30, 2016.

Interest Expense

During the three months ended June 30, 2017, we recorded interest expense of approximately $0.2 million in our Condensed Consolidated Statements of Operations related to the Notes that we issued in the 2016 Private Placement which bear interest at 4% per annum. For the six months ended June 30, 2017, we recorded interest expense of approximately $0.4 million. No such expenses were incurred during the three and six months ended June 30, 2016.

Net Loss

Net loss increased approximately $5.9 million to $14.0 million for the three months ended June 30, 2017, as compared to an $8.1 million loss for the three months ended June 30, 2016. The increase in net loss was due primarily to warrant revaluation expense of $9.7 million, partially offset by lower research and development and selling, general and administrative expenses as described above. Net loss increased approximately $9.5 million to $19.0 million for the six months ended June 30, 2017, as compared to a $9.5 million loss for the six months ended June 30, 2016. The increase in net loss was due primarily to warrant revaluation expense of $9.7 million in the 2017 period versus warrant revaluation income of $2.3 million in the 2016 period.
Contractual Obligations

During the six months ended June 30, 2017, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2016 Form 10-K.
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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer), concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
You should carefully consider each of the risk factors set forth under the heading “Risk Factors” in our 2016 Form 10-K. The risk factor set forth below supplements those risk factors. The occurrence of any one or more of these risks could materially harm our business, operating results, financial condition and prospects. These risks and uncertainties could also cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements that we make from time to time. Please see “Note Regarding Forward-Looking Statements” appearing at the beginning of this Form 10-Q.

Risks Related to our Financial Position and Need for Additional Capital

If our market value of listed securities falls below $35 million, our common stock may be subject to delisting from NASDAQ.

To maintain our listing on The NASDAQ Capital Market (NASDAQ), we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a certain public float, (iii) a certain number of round lot stockholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders' equity of at least $2.5 million. NASDAQ has the authority to delist our common stock if we fail to maintain these minimum requirements. As of June 30, 2017, we had a total stockholders’ deficit of $3.4 million and we have not had net income in any period during this fiscal year or either of the two last fiscal years. Therefore, if the market value of our listed securities falls below $35 million for a period of 30 consecutive business days, NASDAQ will notify us of the deficiency, at which point we will have a period of 180 calendar days from such notification to achieve compliance, which requires having a market value of listed securities of at least $35 million for a minimum of 10 consecutive business days during the 180-day period. If we are unable to regain compliance within the prescribed time period, we will be subject to delisting.

We are actively monitoring our market value of listed securities and will consider any and all options available to us to maintain compliance. There can be no assurance, however, that we will be able to maintain compliance and meet NASDAQ’s minimum market value of listed securities requirements. The alternatives to trading on NASDAQ or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of our common stock will likely be reduced. In addition, if at any time we are not listed on NASDAQ (or similar national securities exchange), then each holder of our outstanding convertible notes will have the option to declare the notes held by each holder immediately due and payable, which would drain our financial resources, have a material adverse effect on our financial condition and make it exceedingly difficult to continue as a going concern.

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

FIBROCELL SCIENCE, INC.

By:	/s/ John M. Maslowski
John M. Maslowski
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	August 9, 2017

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
10.1	Engagement letter, dated May 8, 2017, by and between Fibrocell Science, Inc., and AC Lordi (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 9, 2017)
*31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed herewith.
U    Indicates management contract or compensatory plan or arrangement.