Form 10-Q
period 2017-09-30
Fibrocell Science, Inc.
filed 2017-11-13
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
OR
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

Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐  No ☒
As of November 3, 2017, there were 14,719,987 outstanding shares of the registrant’s common stock, par value $0.001.

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

•	our expectation that our existing cash resources will be sufficient to enable us to fund our operations into the second quarter of 2018;

•	future expenses and capital expenditures;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our plans to address our future capital requirements and the consequences of failing to do so;

•	our need to raise substantial additional capital to fund our operations;

•	our expectation to initiate the Phase 2 portion of our Phase 1/2 clinical trial of FCX-007 in the fourth quarter of 2017;

•	our expectation to initiate enrollment of pediatric patients in the Phase 2 portion of our Phase 1/2 clinical trial of FCX-007 in the first quarter of 2018;

•
our expectation to complete a toxicology/biodistribution study and submit an Investigational New Drug application (IND) for FCX-013 to the United States Food and Drug Administration (FDA) in the fourth quarter of 2017;

•	our product development goals under our collaborations with Intrexon Corporation for our product candidates;

•	the potential benefits of Fast Track, Orphan Drug and Rare Pediatric Disease designations;

•	the potential advantages of our product candidates and technologies; and

•	the effect of legal and regulatory developments;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Fibrocell Science, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
($ in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,911	$17,515
Prepaid expenses and other current assets	265	513
Total current assets	12,176	18,028
Property and equipment, net of accumulated depreciation of $1,817 and $1,486, respectively	1,544	1,489
Other assets	61	65
Total assets	$13,781	$19,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$601	$440
Related party payable	1,731	942
Accrued expenses	1,018	1,551
Warrant liability, current	117	54
Total current liabilities	3,467	2,987
Convertible promissory notes, net of debt discount of $18,003 and $18,088, respectively (see Note 4)	—	—
Accrued interest payable	780	228
Warrant liability, long term	10,618	5,980
Derivative liability	1,442	1,735
Deferred rent	800	791
Total liabilities	17,107	11,721

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series A nonredeemable convertible preferred stock; 8,000 shares designated, 8,000 shares issued and outstanding as of September 30, 2017; no shares designated, issued or outstanding as of December 31, 2016; aggregate liquidation preference of $8,182 at September 30, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 14,719,987 and 14,688,135 shares issued and outstanding, respectively	15	15
Additional paid-in capital	178,362	170,409
Accumulated deficit	(181,703)	(162,563)
Total stockholders’ equity (deficit)	(3,326)	7,861
Total liabilities and stockholders’ equity	$13,781	$19,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue from product sales	$—	$215	$—	$300
Collaboration revenue	—	—	—	18
Total revenue	—	215	—	318
Cost of product sales	—	287	—	696
Cost of collaboration revenue	—	—	—	1
Total cost of revenue	—	287	—	697
Gross loss	—	(72)	—	(379)
Research and development expense	1,657	1,645	4,800	6,599
Research and development expense - related party (see Note 8)	981	534	4,168	2,783
Selling, general and administrative expense	1,958	2,723	5,109	8,003
Intangible asset impairment expense	—	—	—	3,905
Restructuring costs	—	43	—	335
Operating loss	(4,596)	(5,017)	(14,077)	(22,004)
Other income (expense):
Warrant revaluation income (expense)	4,981	3,007	(4,742)	10,518
Derivative revaluation income (expense)	(254)	(251)	287	(251)
Interest expense	(273)	(46)	(641)	(46)
Other income (expense), net	27	8	33	(15)
Loss before income taxes	(115)	(2,299)	(19,140)	(11,798)
Income taxes	—	—	—	—
Net loss	(115)	(2,299)	(19,140)	(11,798)
Dividend paid in-kind to preferred stockholders	(82)	—	(182)	—
Deemed dividend on preferred stock (see Note 10)	(111)	—	(3,981)	—
Net loss attributable to common stockholders	$(308)	$(2,299)	$(23,303)	$(11,798)

Per Share Information:
Net loss:
Basic	$(0.02)	$(0.16)	$(1.58)	$(0.81)
Diluted	$(0.02)	$(0.16)	$(1.58)	$(0.94)
Weighted average number of common shares outstanding:
Basic	14,717,043	14,632,988	14,702,624	14,632,988
Diluted	14,733,318	14,632,988	14,702,624	14,640,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)
($ in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	—	$—	14,688,135	$15	$170,409	$(162,563)	$7,861
Issuance of Series A convertible preferred stock with detachable warrants, net of issuance costs of $377	8,000	—	—	—	7,623	—	7,623
Stock-based compensation expense	—	—	—	—	194	—	194
Exercise of liability-classified warrants	—	—	6,941	—	41	—	41
Conversion of promissory notes	—	—	24,911	—	95	—	95
Net loss	—	—	—	—	—	(19,140)	(19,140)
Balance, September 30, 2017	8,000	$—	14,719,987	$15	$178,362	$(181,703)	$(3,326)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
($ in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,140)	$(11,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	194	1,616
Warrant revaluation expense (income)	4,742	(10,518)
Derivative revaluation expense (income)	(287)	251
Intangible asset impairment	—	3,905
Depreciation and amortization of long lived assets	282	476
Amortization of debt discount	86	—
Loss on disposal or impairment of property and equipment	40	64
Recovery of doubtful accounts	—	(12)
Decrease (increase) in operating assets:
Accounts receivable	—	12
Inventory	—	482
Prepaid expenses and other current assets	248	1,045
Other assets	4	(64)
Increase (decrease) in operating liabilities:
Accounts payable	132	(212)
Related party payable	789	(10,379)
Accrued expenses and deferred rent	(524)	(53)
Accrued interest payable	555	46
Deferred revenue	—	(457)
Net cash used in operating activities	(12,879)	(25,596)
Cash flows from investing activities:
Purchase of property and equipment	(348)	(187)
Proceeds from the sale of property and equipment	—	1
Net cash used in investing activities	(348)	(186)
Cash flows from financing activities:
Proceeds from 2017 Series A Preferred Stock Offering, (net of offering costs of $377)	7,623	—
Proceeds from private placement offering, net	—	17,933
Payment of deferred offering costs	—	(134)
Principal payments on capital lease obligations	—	(2)
Net cash provided by financing activities	7,623	17,797
Net decrease in cash and cash equivalents	(5,604)	(7,985)
Cash and cash equivalents, beginning of period	17,515	29,268
Cash and cash equivalents, end of period	$11,911	$21,283
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$29	$33
Offering costs in accounts payable and accrued expenses	$—	$41
Reduction of warrant liability upon cashless exercise of warrants	$41	$—
Reduction in accrued interest payable upon cashless exercise of promissory notes	$3	$—
Reduction in derivative liability upon cashless exercise of promissory notes	$6	$—
Cashless exercise of promissory notes	$85	$—
Dividend paid in-kind to preferred stockholders	$182	$—
Deemed dividend on preferred stock	$3,981	$—

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

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. For the nine month period ended September 30, 2017 the Company incurred a net loss of approximately $19.1 million and used approximately $12.9 million in cash for operations. As of September 30, 2017, the Company had cash and cash equivalents of approximately $11.9 million and working capital of approximately $8.7 million. The Company believes that its cash and cash equivalents at September 30, 2017 will be sufficient to fund operations into the second quarter of 2018. The Company will require additional capital to fund operations beyond that point. To meet its capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. On November 6, 2017, the Company filed a Registration Statement on Form S-1 (File No. 333-221375) with the SEC registering up to $24,150,000 of the Company’s securities, including up to $23,000,000 of shares of the Company’s common stock and up to $1,150,000 of warrants to purchase common stock upon completion of the potential offering. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about its ability to continue as a going concern.

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

All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the Reverse Stock Split. Accordingly, the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) reflects the impact of the Reverse Stock Split by reclassifying from “Common Stock” to “Additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the nine months ended September 30, 2017 and 2016, the Company did not record a tax expense or benefit due to the expected current year loss and its historical losses.  The Company had not recorded its net deferred tax asset as of either September 30, 2017 or December 31, 2016 because it maintained a full valuation allowance against all deferred tax assets as management has determined that it is more likely than not, that the Company will be unable to realize these future tax benefits. As of September 30, 2017 and December 31, 2016, the Company had no uncertain tax positions.

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
In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 - Accounting for Certain Financial Instruments with Down Round Features and Part 2 - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception”. Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3. Summary of Significant Accounting Policies (continued)

fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet (including by lessees for those leases classified as operating leases under previous GAAP) and disclosing key information about leasing arrangements. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. While the Company is currently assessing the full impact this ASU will have on its Consolidated Financial Statements, the Company believes the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under the current non-cancelable operating lease, as amended, for its Exton, PA facility, resulting in the recording of right of use assets and lease obligations. The Company does not anticipate any other material impacts to its Consolidated Financial Statements.
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

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company repay any such accrued and unpaid interest by delivering such number of shares of common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of Common Stock as reported on NASDAQ on the date of such election and (ii) the Conversion Price (as defined below). As of September 30, 2017 and for each prior quarterly period since issuance, the Company has elected to accrue interest.

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

During the nine months ending September 30, 2017, $85,000 of principal value notes and related accrued interest, were converted into 24,911 shares of the Company’s common stock.

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

Convertible promissory notes outstanding were as follows:

($ in thousands)	September 30, 2017	December 31, 2016
Convertible promissory notes	$18,003	$18,088
Debt discount - warrants	(9,599)	(9,643)
Debt discount - compound bifurcated derivatives	(1,267)	(1,273)
Debt discount - beneficial conversion feature	(7,137)	(7,172)
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes, and is included in interest expense in the Condensed Consolidated Statements of Operations. Amortization for the three and nine months ended September 30, 2017, including the amortization of the issuance costs, was approximately $86,000, due to conversions of approximately $85,000 of principal value notes. Based on an effective yield of approximately 1,157% resulting from the Notes being initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021.

Assumptions Used in Determining Fair Value of Compound Bifurcated Derivative

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together and fair valued as a single, compound embedded derivative. The Company selected a binomial lattice model

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Convertible Notes (continued)

to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, and early redemption and conversion assumptions. Additionally, there are other embedded features of the Notes requiring bifurcation, other than the Contingent Put Option and the Contingent Call Option, which had no value at September 30, 2017 or December 31, 2016 due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The estimated fair value of the compound bifurcated derivative is determined to represent a Level 3 instrument. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	September 30, 2017	December 31, 2016
Calculated aggregate value	$1,442	$1,735
Closing price per share of common stock	$3.06	$1.89
Contractual remaining term	8 years, 11 months	9 years, 8 months
Contractual interest rate	4.0%	4.0%
Volume-weighted average conversion rate	$3.40933	$3.40985
Risk-free interest rate (term structure)	0.96% - 2.86%	0.44% - 2.45%
Dividend yield	—	—
Credit Rating	CC	CC
Credit Spread	32.82%	33.27%
Volatility	98.2%	99.9%

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation expense in the Company’s Condensed Consolidated Statements of Operations.  The change in estimated fair value of the Company's derivative liability for the three and nine months ended September 30, 2017 resulted in non-cash income (expense) of approximately $(0.3) and $0.3 million, respectively. The change in estimated fair value of the Company’s derivative liability for the three and nine months ended September 30, 2016 resulted in non-cash expense of approximately ($0.3) million.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5. Warrants (continued)

The Company’s outstanding warrants consist of both liability-classified warrants and equity-classified warrants. The following table summarizes outstanding warrants to purchase common stock:

	Number of warrants
	September 30, 2017	December 31, 2016	Exercise Price	Expiration Dates
Liability-classified Warrants
Issued in Series E Preferred Stock offering	46,430	71,430	$2.10	Dec 2017
Issued with June 2012 Convertible Notes	375,194	375,194	$7.50	Jun 2018
Issued in Series E Preferred Stock offering	523,045	523,045	$22.50	Dec 2018
Issued with September 2016 Convertible Notes	6,029,174	6,029,174	$4.50	Sep 2021
	6,973,843	6,998,843
Equity-classified Warrants
Issued in 2017 Series A Preferred Stock Offering	3,437,334	—	$2.54	Mar 2022
	3,437,334	—

Total outstanding warrants	10,411,177	6,998,843

The table below is a summary of the Company’s warrant activity during the nine months ended September 30, 2017:

	Number of warrants			Weighted- average exercise price
	Liability-classified	Equity-classified	Total
Outstanding at December 31, 2016	6,998,843	—	6,998,843	$5.98
Granted	—	3,437,334	3,437,334	2.54
Exercised	(25,000)	—	(25,000)	2.10
Expired	—	—	—	—
Outstanding at September 30, 2017	6,973,843	3,437,334	10,411,177	$4.85

Accounting for Liability-Classified Warrants

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in warrant revaluation income (expense) in the Company’s Condensed Consolidated Statements of Operations in each subsequent period. The change in the estimated fair value of the warrant liability for the three and nine months ended September 30, 2017 resulted in non-cash income (expense) of approximately $5.0 million and ($4.7) million respectively. The change in the estimated fair value of the warrant liability for the three and nine months ended September 30, 2016 resulted in non-cash income of approximately $3.0 million and $10.5 million, respectively.

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

The following table summarizes the calculated aggregate fair values, along with the inputs and assumptions utilized in each calculation:

($ in thousands except per share data)	September 30, 2017	December 31, 2016
Calculated aggregate value	$10,735	$6,034
Weighted average exercise price per share	$6.00	$5.98
Closing price per share of common stock	$3.06	$1.89
Volatility	87.9%	85.6%
Weighted average remaining expected life	3 years, 6 months	4 years, 3 months
Risk-free interest rate	1.69%	1.75%
Dividend yield	—	—

Accounting for Equity-Classified Warrants

The Company’s equity-classified warrants were issued in connection with the Company’s 2017 Series A Preferred Stock Offering (as defined below) as more fully described in Note 10. The proceeds from the 2017 Series A Preferred Stock Offering (as defined below) (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 89.69%, risk free interest rate of 2.08%, and an expected life equal to the five year contractual term. The application of the relative fair value method resulted in an allocation of $3.0 million, before deducting offering costs, to the warrants which is included as a component of net proceeds of $7.6 million recorded in “Additional paid-in capital” within the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheets as of September 30, 2017.
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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2017.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,949	$—	$—	$8,949
Total Assets	$8,949	$—	$—	$8,949
Liabilities:
Warrant liability	$—	$—	$10,735	$10,735
Derivative liability	—	—	1,442	1,442
Total Liabilities	$—	$—	$12,177	$12,177

	December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,515	$—	$—	$17,515
Total Assets	$17,515	$—	$—	$17,515
Liabilities:
Warrant liability	$—	$—	$6,034	$6,034
Derivative liability	—	—	1,735	1,735
Total Liabilities	$—	$—	$7,769	$7,769

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Fair Value Measurements (continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Warrant
($ in thousands)	Liability
Balance at December 31, 2016	$6,034
Exercise of warrants	(41)
Change in fair value of warrant liability	4,742
Balance at September 30, 2017	$10,735

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 5 for further discussion of the warrant liability.

Bifurcated Compound Derivative - Derivative Liability

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Derivative
($ in thousands)	Liability
Balance at December 31, 2016	$1,735
Derivative liability to equity upon note conversions	(6)
Change in fair value of derivative liability	(287)
Balance at September 30, 2017	$1,442

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

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes with embedded derivatives was approximately $20.7 million at September 30, 2017, based on Level 3 inputs, compared to a carrying value of $0, as a result of unamortized debt discounts.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7. Stock-Based Compensation

2009 Equity Incentive Plan

The Company’s Board of Directors (the Board) adopted the 2009 Equity Incentive Plan (as amended to date, the Plan) effective September 3, 2009.  The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives.  The Plan allows for the issuance of up to 2,533,333 shares of the Company’s common stock.  In addition, as of September 30, 2017 there were 8,334 options outstanding that were issued outside the Plan to consultants in 2013.

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years.  Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one year anniversary date for non-employee director options.  The Plan had 1,403,899 shares available for future grants as of September 30, 2017.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the nine months ended September 30, 2017 and 2016, the weighted average fair market value for options granted was and $2.12 and $4.10, respectively.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the Condensed Consolidated Statements of Operations was approximately $0.1 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $0.2 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Stock-Based Compensation (continued)

The fair market value of these stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended:

	September 30, 2017	September 30, 2016
Expected term	6 years, 0 months	6 years, 2 months
Interest rate	1.95%	1.37%
Dividend rate	—	—
Volatility	88.7%	92.5%

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2016	1,279,379	$15.16	7 years, 2 months	$—
Granted	295,000	2.88
Exercised	—	—
Forfeited	(268,256)	9.62
Expired	(189,773)	14.43
Outstanding at September 30, 2017(1)	1,116,350	$13.38	7 years, 4 months	$236,576
Exercisable at September 30, 2017	660,625	$20.20	6 years	$29,959

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The total fair value of options vested during the nine months ended September 30, 2017 was approximately $0.4 million. Additionally, as of September 30, 2017, there was approximately $1.0 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.2 years.
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

For the three months ended September 30, 2017, the Company incurred total expenses of approximately $1.0 million with Intrexon as compared to approximately $0.5 million, for the three months ended September 30, 2016, for work performed under the 2012 ECC for each of the three month periods. During the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $1.0 million incurred during the three months ended September 30, 2017, approximately $0.3 million related to direct expenses for work performed by Intrexon and approximately $0.7 million related to pass-through costs. Of the $0.5 million incurred in the three months ended September 30, 2016, approximately $0.2 million related to direct expenses for work performed by Intrexon and approximately $0.3 million related to pass-through costs. These

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8. Related Party Transactions (continued)

costs are presented in the Company’s “Condensed Consolidated Statement of Operations” as research and development expenses - related party.

For the nine months ended September 30, 2017 and 2016, the Company incurred total expenses of approximately $4.2 million and $2.8 million, respectively, with Intrexon, for work performed under the 2012 ECC. During the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $4.2 million incurred during the 2017 period, $0.9 million related to direct expenses for work performed by Intrexon and $3.3 million related to pass-through costs. Of the $2.8 million incurred during the 2016 period, $1.0 million related to direct expenses for work performed by Intrexon and $1.8 million related to pass-through costs. These costs are presented in the Company’s “Condensed Consolidated Statement of Operations” as research and development expenses - related party.

As of September 30, 2017 and December 31, 2016, the Company had outstanding payables to Intrexon of $1.7 million and $0.9 million, respectively. These amounts are presented in the Company’s “Condensed Consolidated Balance Sheets” as related party payable.

    In the second quarter of 2017, Intrexon notified the Company that it had received invoices for approximately $1.1 million in charges from a vendor who provides services to Intrexon and which are passed-through to the Company under the 2012 ECC. Intrexon is disputing the volume and nature of these charges and has not invoiced the Company for these charges as of September 30, 2017. The Company has recorded approximately $0.8 million of such charges as its best estimate of the amount owed.

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Loss Per Share (continued)

Details in the computation of basic and diluted loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands except share and per share data)	2017	2016	2017	2016
Loss per share - basic:
Net loss	$(115)	$(2,299)	$(19,140)	$(11,798)
Less: Dividend paid in-kind to preferred stockholders	(82)	—	(182)	—
Less: Deemed dividend on preferred stock	(111)	—	(3,981)	—
Net loss attributable to common stockholders - basic	$(308)	$(2,299)	$(23,303)	$(11,798)

Numerator for basic loss per share	$(308)	$(2,299)	$(23,303)	$(11,798)
Denominator for basic loss per share	14,717,043	14,632,988	14,702,624	14,632,988
Basic loss per common share	$(0.02)	$(0.16)	$(1.58)	$(0.81)

Loss per share - diluted:
Numerator for basic loss per share	$(308)	$(2,299)	$(23,303)	$(11,798)
Plus: Warrant revaluation income for dilutive warrants	46	—	—	1,958
Net loss attributable to common stockholders - diluted	$(354)	$(2,299)	$(23,303)	$(13,756)

Denominator for basic loss per share	14,717,043	14,632,988	14,702,624	14,632,988
Adjust: Incremental shares underlying dilutive “in the money” warrants outstanding	16,275	—	—	8,008
Denominator for diluted loss per share	14,733,318	14,632,988	14,702,624	14,640,996
Diluted net loss per common share	$(0.02)	$(0.16)	$(1.58)	$(0.94)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
“In the money” stock options	310,842	147,010	208,840	170,226
“Out of the money” stock options	805,508	1,313,432	763,442	1,228,224
“In the money” warrants	—	—	46,979	—
“Out of the money” warrants	10,364,747	7,434,538	9,521,152	3,534,122
Shares underlying convertible notes	5,283,214	5,304,533	5,297,059	5,304,533
Shares underlying convertible accrued interest on convertible notes	234,962	13,545	177,059	13,545
Shares underlying convertible preferred stock	3,512,000	—	3,477,333	—

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

The proceeds from the 2017 Series A Preferred Stock Offering (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Preferred Stock issued was calculated as the sum of (i) the value of the Series A Preferred Stock as if it had been converted into common stock on the issuance date and (ii) the value of a perpetual annuity paying a 4% dividend rate in conversion shares for five years and 8% thereafter. In connection with the valuation, the following assumptions were used: risk free interest rate of 3.15%, credit spread of 31.27% and a market yield of 34.42%. The application of the relative fair value method resulted in an allocation of gross proceeds to the Series A Preferred Stock of approximately $1.3 million, net of discounts of $3.0 million attributed to the warrants (See Note 5) and $3.7 million from a beneficial conversion feature. The discount attributed to the beneficial conversion feature was immediately amortized as the Series A Preferred Stock has no stated redemption date and is convertible at the issuance date. For the three and nine months ended September 30, 2017, the Company recognized approximately $0.1 million and $4.0 million respectively, of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

The discount attributed to the warrants is being accreted using the effective interest method and charged as a deemed dividend to additional paid-capital (in the absence of retained earnings), over the five-year period of the Series A Preferred Stock in which the stated dividend rate is 4%. For the three and nine months ended September 30, 2017 the Company recognized approximately $0.1 million and $0.2 million respectively, in deemed dividends due to the accretion of the warrant discount.

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

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly and payable only by way by increasing the stated value of the
Series A Preferred Stock in accordance with the terms of the Certificate of Designation. For the three and nine months ended September 30, 2017 cumulative dividends paid in-kind to holders of the Series A Preferred Stock were approximately
$0.1 million and $0.2 million respectively.

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

Overview

We are an autologous cell and gene therapy company focused on translating personalized biologics into medical breakthroughs for diseases affecting the skin and connective tissue. Our distinctive approach to personalized biologics is based on our proprietary autologous fibroblast technology. Fibroblasts are the most common cell in skin and connective tissue and are responsible for synthesizing extracellular matrix proteins, including collagen and other growth factors, that provide structure and support. Because fibroblasts naturally reside in the localized environment of the skin and connective tissue, they represent an ideal delivery vehicle for proteins targeted to these areas. We target the underlying cause of disease by using fibroblast cells from a patient's skin and genetically modifying them to create localized therapies that are compatible with the unique biology of the patient which are autologous.

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

Our current pipeline consists of the following product candidates which we are developing in collaboration with Intrexon Corporation (Intrexon):

Our most advanced product candidate, FCX-007, is currently in a Phase 1/2 trial for the treatment of recessive dystrophic epidermolysis bullosa or RDEB. We are also in pre-clinical development of FCX-013, our product candidate for the treatment of moderate to severe localized scleroderma. In addition, we have a third program in the research phase for the treatment of arthritis and related conditions. See further discussion of our gene-therapy product candidates under the heading “Development Programs" below.

Intrexon Collaborations

We collaborate with Intrexon Corporation, a related party, through two distinct exclusive channel collaboration agreements consisting of the Exclusive Channel Collaboration Agreement entered into in October 2012 as amended, or the 2012 ECC and the Exclusive Channel Collaboration Agreement entered into in December 2015 or the 2015 ECC. Pursuant to these agreements, we engage Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburse Intrexon for its cost for time and materials for such work. We are developing FCX-007 and FCX-013 under the 2012 ECC and we are in the research phase for a gene-therapy treatment for arthritis and related conditions under the 2015 ECC. For additional details, see Note 8 in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q and additional disclosures included in our 2016 Form 10-K.

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

FCX-007 has received Orphan Drug Designation for the treatment of DEB, including RDEB, Rare Pediatric Disease Designation for the treatment of RDEB and Fast Track Designation for the treatment of RDEB from the United States Food and Drug Administration or FDA.

Phase 1/2 Clinical Trial of FCX-007 for RDEB

The primary objective of this open-label trial is to evaluate the safety of FCX-007 in RDEB patients. Additionally, the trial will assess (i) the mechanism of action of FCX-007 through the evaluation of COL7 expression and the presence of anchoring fibrils and (ii) the efficacy of FCX-007 through intra-subject paired analysis of target wound area by comparing FCX-007 treated wounds to untreated wounds in Phase 1 and to wounds administered with sterile saline in Phase 2 through the evaluation of digital imaging of wounds. Twelve patients are targeted to be treated with FCX-007 consisting of six adults in the Phase 1 portion of the trial and six patients in the Phase 2 portion of the trial. Prior to conducting clinical trials on pediatric patients, we are required to obtain allowance from the FDA by submitting evidence of FCX-007 safety and benefit in adult patients and data from its completed pre-clinical toxicology study.

We are actively recruiting adult patients to complete enrollment in the Phase 1 portion of the trial and currently have four of the six adult patients enrolled. The patients in the Phase 1 portion of the trial are divided into two equal cohorts in order to evaluate the safety of FCX-007 in each population type. One cohort is comprised of patients who have positive expression of the non-collagenous portion of the COL7 protein (NC1+) and the other cohort is comprised of patients who do not express the non-collagenous portion of the protein (NC1-). Patients enrolled to date fulfilled the NC1+ cohort and also provided the first patient for the NC1- cohort. Two more patients are required for the NC1- cohort to complete enrollment in the Phase 1 portion of the trial. The clinical trial protocol is designed to allow a cohort to move into the Phase 2 portion of the trial even if the other cohort is still enrolling or in the follow-up evaluation period.

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

In September 2017, we reported interim results from the Phase 1 portion of the Phase 1/2 clinical trial of FCX-007. Three adult NC1+ patients were dosed with a single intradermal injection session of FCX-007 in the margins of and across targeted wounds, as well as in separate intact skin sites. Five wounds were treated on the three subjects, ranging in size from 4.4cm2 to 13.1cm2. Data from these patients show FCX-007 was well-tolerated through 12 weeks post-administration. There were no serious adverse events and no product related adverse events reported.
The targeted wounds were evaluated during a monitoring period prior to dosing and were observed to be open for up to eight months. Compared to the baseline measurement collected at Day 0 before the single intradermal injection session of FCX-007, at four weeks post-administration 100% (5/5) of wounds were ≥ 75% healed. At 12 weeks post-administration, 80% (4/5) of wounds were ≥ 70% healed.  The wound that was < 70% healed from the twelve week data set was biopsied by the investigator in the middle of the wound bed rather than on the wound edge, which we believe may have contributed to the wound’s instability. We plan to continue to monitor this and other wounds throughout the follow-up visits.
Various pharmacology signals for vector DNA, COL7 mRNA, or COL7 protein expression were detected throughout the data set in each patient for one or more assays up to 12 weeks post-administration (qPCR, electron microscopy or immunofluorescence). Anchoring fibrils have not been detected to date, whereas expressed COL7 mRNA and COL7 protein have been confirmed in multiple patient samples including one that detected linear expression of COL7 at the basement membrane zone. The DSMB for the trial reviewed the interim data and concluded that safety and potential benefit were established, and allowed continuation of enrollment and dosing.
We plan to use the interim data from the Phase 1 portion of the Phase 1/2 clinical trial to support a future filing for Regenerative Medicine Advanced Therapy or Breakthrough Therapy Designation for FCX-007. We also believe it will support an FDA filing to obtain allowance for pediatric enrollment in the Phase 2 portion of the Phase 1/2 clinical trial, which we expect to initiate in the first quarter of 2018. FDA previously required us to file safety and potential benefit data from adults in the Phase 1 portion of the trial for review prior to enrolling pediatric patients.
With data from the first three patients meeting the primary trial objective of safety, we plan to increase expression and dosing of FCX-007. We expect to perform additional dosing of adult patients in the Phase 1 portion of the trial in the fourth quarter of 2017. In addition, we enrolled an RDEB adult as the first patient in the Phase 2 portion of the Phase 1/2 clinical trial of FCX-007, and we expect to initiate the Phase 2 portion of the trial, through the additional dosing of adult patients, in the fourth quarter of 2017. Furthermore, subject to FDA allowance, we expect to initiate enrollment of pediatric patients in the Phase 2 portion of the trial in the first quarter of 2018.
We have designated our existing, current good manufacturing practices (cGMP) cell therapy manufacturing facility in Exton, PA as the production site for FCX-007 after incorporation into FCX-007’s IND. The facility will be used for the remaining clinical and future commercial manufacture of FCX-007, with capacity to serve the U.S. market for RDEB. The approximately 13,000 square foot facility previously supported commercial autologous fibroblast manufacturing, with multiple FDA inspections conducted at the site. The facility includes cleanroom cell therapy manufacturing, quality control testing, cryogenic storage, shipping/receiving and warehousing space.

FCX-013 for Moderate to Severe Localized Scleroderma

Localized scleroderma is a chronic autoimmune skin disorder that manifests as excess production of extracellular matrix, specifically collagen, resulting in thickening of the skin and connective tissue. Localized scleroderma encompasses several subtypes which are classified based on the depth and pattern of the lesion(s). The moderate to severe forms of the disorder include linear, generalized, deep, pansclerotic and mixed morphea subtypes. Linear scleroderma is the most common subtype in juvenile localized scleroderma and is associated with high morbidity and lifelong disability. Linear lesions of the limbs may cause limb length discrepancy due to impaired growth, muscle atrophy and joint contractures-orthopedic complications are reported in 30% to 50% of patients. Current treatments for localized scleroderma, which include systemic or topical corticosteroids, UVA light therapy and physical therapy, only address the symptoms of the disorder. We estimate that there are approximately 90,000 patients in the U.S. considered to have moderate to severe localized scleroderma.

Our second gene-therapy product candidate, FCX-013, is in pre-clinical development for the treatment of moderate to severe localized scleroderma. FCX-013 is an autologous fibroblast genetically-modified using lentivirus and encoded for matrix metalloproteinase 1 (MMP-1), the protein responsible for breaking down collagen. FCX-013 incorporates Intrexon’s proprietary RheoSwitch Therapeutic System® (RTS®), a biologic switch activated by an orally administered compound to control protein expression at the site of localized scleroderma lesions. FCX-013 is designed to be injected under the skin at the location of the fibrotic lesions where the genetically-modified fibroblast cells will produce MMP-1 to break down excess collagen accumulation. With the FCX-013 therapy, the patient will take an oral compound to facilitate protein expression. Once the fibrosis is resolved, the patient will stop taking the oral compound which will halt further MMP-1 production.

We have successfully completed a proof-of-concept study for FCX-013 in which the primary objective was to determine whether FCX-013 had the potential to reduce dermal thickness in fibrotic tissue. In this study, FCX-013 was evaluated in a bleomycin-induced scleroderma model utilizing severe combined immunodeficiency (SCID) mice. Data from the study demonstrated that FCX-013 reduced dermal thickness of fibrotic tissue to levels similar to that of the non-treated control and further reduced the thickness of the sub-dermal muscle layer. Based upon these data and the FDA’s feedback to our pre-Investigational New Drug application (IND) briefing package, we advanced FCX-013 into a pre-clinical dose-ranging study which has been completed. We expect to complete a toxicology/biodistribution study and submit an IND application for FCX-013 to the FDA in the fourth quarter of 2017. In addition, we expect to initiate a human safety clinical trial for FCX-013 in 2018.

FCX-013 has received Orphan Drug Designation from the FDA for the treatment of localized scleroderma and Rare Pediatric Disease Designation for moderate to severe localized scleroderma.

New Gene Therapy Program for Arthritis and Related Conditions

Arthritis is a broad term that covers a group of more than 100 different types of diseases that affect the joints, as well as connective tissues and organs, including the skin. According to the Centers for Disease Control and Prevention, arthritis-characterized by joint inflammation, pain and decreased range of motion-is the United States’ most common cause of disability affecting more than 52 million adults as well as 300,000 children at a cost exceeding $120 billion.

Our third gene-therapy program is in the research phase and is focused on the treatment of arthritis and related conditions. Our goal is to deliver a protein therapy locally to the joint to provide sustained efficacy while avoiding key side effects typically associated with systemic therapy.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of September 30, 2017, we had an accumulated deficit of $181.7 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

Our financial condition is summarized below as of the following dates and is intended to supplement the more detailed discussion that follows:

	September 30, 2017	December 31, 2016
($ in thousands)
Cash and cash equivalents	$11,911	$17,515

Working capital:
Total current assets	$12,176	$18,028
Less: Total current liabilities	3,467	2,987
Net working capital	$8,709	$15,041

Convertible notes payable (gross principal)	$18,003	$18,088

Stockholders’ equity (deficit)	$(3,326)	$7,861

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $11.9 million and net working capital of $8.7 million as of September 30, 2017. Net working capital decreased approximately $6.3 million, or 42.1%, from December 31, 2016 to September 30, 2017. This decrease is primarily the result of the net loss incurred for the first nine months of 2017, and is partially offset by proceeds from our 2017 Series A Preferred Stock Offering (discussed below). We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2018; however, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations. Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

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

To meet our capital needs, we consider multiple alternatives, including but not limited to equity financings, debt financings, corporate collaborations, partnerships and other strategic transactions and funding opportunities. On November 6, 2017, we filed a Registration Statement of Form S-1 (File No. 333-221375) with the SEC registering up to $24,150,000 of our securities, including up to $23,000,000 of shares of our common stock and up to $1,150,000 of warrants to purchase our common stock upon completion of the potential offering.

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

Cash Flows

Our cash flow activity is summarized below for the following periods:

	Nine months ended September 30,
($ in thousands)	2017	2016
Net cash flows (used in) provided by:
Operating activities	$(12,879)	$(25,596)
Investing activities	$(348)	$(186)
Financing activities	$7,623	$17,797

Operating Activities. Cash used in operating activities during the nine months ended September 30, 2017 was approximately $12.9 million, a decrease of $12.7 million as compared to the same period last year, due primarily to the $10 million up-front technology access fee payment to Intrexon in January 2016 in connection with the 2015 ECC which did not reoccur in 2017. In addition in the 2016 period $3.9 million in costs were incurred for disposal and impairment costs of property and equipment related to the decommissioning of our azficel-T manufacturing facility.

Investing Activities. Cash used in investing activities during both the nine months ended September 30, 2017 and 2016 was related solely to equipment purchases.

Financing Activities. Cash provided by financing activities during the nine months ended September 30, 2017 was approximately $7.6 million and related to net proceeds from our 2017 Series A Preferred Stock Offering. Cash provided by financing activities during the nine months ended September 30, 2016 was approximately $17.8 million and related to the net proceeds from our Convertible Note offering on September 7, 2016.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2017 and 2016

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

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2017	2016	% Change	2017	2016	% Change
Direct costs:
FCX-007	$629	$827	(23.9)%	$3,602	$2,745	31.2%	(1)
FCX-013	767	125	513.6%	1,832	544	236.8%	(2)
Other	25	51	(51.0)%	57	277	(79.4)%	(3)
Total direct costs	1,421	1,003	41.7%	5,491	3,566	54.0%
Indirect costs:
Regulatory costs	18	247	(92.7)%	79	697	(88.7)%	(4)
Intangible amortization	—	—	—%	—	231	(100.0)%	(5)
Compensation and related expense	527	638	(17.4)%	1,534	2,693	(43.0)%	(6)
Process development	12	8	50.0%	18	1,007	(98.2)%	(7)
Other indirect R&D costs	660	283	133.2%	1,846	1,188	55.4%	(8)
Total indirect costs	1,217	1,176	3.5%	3,477	5,816	(40.2)%
Total research and development expense	$2,638	$2,179	21.1%	$8,968	$9,382	(4.4)%

(1)
Costs for our FCX-007 program decreased approximately $0.2 million, or 23.9%, for the three months ended September 30, 2017 compared to the same period in 2016. Costs increased approximately $0.9 million, or 31.2%, for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease for the three month period was related to lower costs from our clinical partner Intrexon, as the Phase 1 portion of the clinical trial was substantially completed at the end of the fiscal quarter. The increase for the nine month period was due primarily to the progression of FCX-007 into clinical development, and costs specifically related to the Phase 1 portion of our Phase 1/2 clinical trial of FCX-007 in adults in which we dosed an additional two patients in the second quarter of 2017. More specifically, these costs include clinical research organization and clinical site fees, as well as product manufacturing costs. Costs incurred in the prior period related to completion of pre-clinical development activities.

Through September 30, 2017, we have incurred approximately $24.0 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase 1/2 clinical trial protocol and recruiting patients. Going forward, research and development investments for this program are expected to support clinical product manufacturing, statistical analyses, report generation and future clinical trial costs.

(2)
Costs for our FCX-013 program increased approximately $0.6 million, or 513.6%, for the three months ended September 30, 2017 compared to the same period in 2016. Costs increased approximately $1.3 million, or 236.8%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increases were due primarily due to progression of the pre-clinical development of FCX-013. Costs incurred during 2017 related primarily to the execution of a pre-clinical dose-ranging study which commenced in the fourth quarter of 2016, pre-clinical product manufacturing (i.e.vector manufacturing), a toxicology study in animals and certain IND-enabling work while costs incurred during the 2016 period related primarily to the completion of our proof-of-concept study.

Through September 30, 2017, we have incurred approximately $ 12.6 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Intrexon. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept and pre-clinical dose-ranging studies. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee meeting preparation expenses, and the design and execution of clinical trials.

(3)
Other costs were not significant for both the three months ended September 30, 2017 and 2016. Other costs decreased approximately $0.2 million or 79.4 % for the nine months ended September 30, 2017 as compared to the same period in 2016. This decrease is due to the stoppage of research and development activities for azficel-T for vocal cord scarring as of June 30, 2016.

(4)
Regulatory costs decreased approximately $0.2 million, or 92.7%, for the three months ended September 30, 2017 as compared to the same period in 2016. Costs decreased approximately $0.6 million, or 88.7%, for the nine months ended September 30, 2017 compared to the same period in 2016. The decreases were due primarily to a decrease in costs incurred with the FDA for fees levied under the Prescription Drug User Fee Act (PDUFA). The decrease in fees resulted from our decision to wind-down azficel-T (including LAVIV), which, beginning in the fourth quarter of 2016, exempted us from being assessed annual product registration and establishment fees imposed under PDUFA, which will result in cost savings of approximately $0.2 million per quarter.

(5)
Intangible amortization decreased approximately $0.2 million, or 100.0%, for the nine months ended September 30, 2017 as compared to the same period in 2016, due to the impairment of our intangible assets during the second quarter of 2016 which resulted in no subsequent amortization expense. For the three months ended September 30, 2017 and 2016, there were no charges for intangible amortization.

(6)
Compensation and related expense decreased approximately $0.1 million, or 17.4%, for the three months ended September 30, 2017 and $1.2 million, or 43.0%, for the nine months ended September 30, 2017 as compared to the same periods in 2016, due primarily to decreases in salaries, benefits, stock compensation and bonus expense resulting from the reduction in workforce associated with the aforementioned wind-down of azficel-T operations which occurred in June 2016.

(7)
Process development costs were not significant for both of the three month ended September 30, 2017 and 2016. Process development costs decreased approximately $1.0 million, or 98.2%, for the nine months ended September 30, 2017 as compared to the same period in 2016, as a result primarily of internal process development work being halted in June 2016 in connection with the aforementioned wind-down of azficel-T operations and related restructuring initiatives.

(8)
Other indirect costs increased approximately $0.4 million, or 133.2%, for the three months ended September 30, 2017 and approximately $0.7 million, or 55.4%, for the nine months ended September 30, 2017 as compared to the same periods in 2016. These increases were primarily the result of increased lab supplies expenses, used primarily for the FCX-007 and FCX-013 clinical and pre-clinical manufacturing and support activities and depreciation expenses that were primarily charged to Cost of Goods sold in the prior year.

Selling, General and Administrative Expense
Selling, general and administrative expense was comprised of the following:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2017	2016	% Change	2017	2016	% Change
Compensation and related expense	$430	$1,194	(64.0)%	$1,207	$3,944	(69.4)%	(1)
Severance expense	—	—	—%	137	—	—%
Professional fees	718	744	(3.5)%	1,680	1,762	(4.7)%	(2)
Facilities and related expense and other	810	785	3.2%	2,085	2,297	(9.2)%	(3)
Total selling, general and administrative expense	1,958	2,723	(28.1)%	5,109	8,003	(36.2)%

(1)
Compensation and related expense decreased approximately $0.8 million, or 64.0%, for the three months ended September 30, 2017 and $2.7 million, or 69.4%, for the nine months ended September 30, 2017 as compared to the same periods in 2016. These reductions were due primarily to decreases in salaries, bonus expense and stock-based compensation resulting from reductions in personnel in the fourth quarter of 2016 and carrying forward into the first nine months of 2017.

(2)
Professional fees were approximately $0.7 million, for both of the three months ended September 30, 2017 and 2016. Professional fees decreased approximately $0.1 million, or 4.7% for the nine months ended September 30, 2017 as compared to the same period in 2016. This reduction was primarily the result of the reduced legal and consulting fees due to lower levels of business activity.

(3)
Facilities and related expense and other was approximately $0.8 million, for each of the three months ended September 30, 2017 and 2016. Facilities and related expense and other decreased $0.2 million, or 9.2%, for the nine months ended September 30, 2017 as compared to the same period in 2016. This decrease is due primarily to approximately $0.2 million of income recognized as a result of the derecognition of certain reserves included in accrued expenses as of December 31, 2016.

Warrant Revaluation Income (Expense)

During the three months ended September 30, 2017 and 2016, we recorded non-cash income of approximately $5.0 million and $3.0 million for warrant revaluation charges in our Condensed Consolidated Statements of Operations, respectively. For the nine months ended September 30, 2017 and 2016 we recorded non-cash expense of approximately ($4.7) million and non-cash income of $10.5 million. Due to the nature and inputs of the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations from period to period. These fluctuations are due to a variety of factors including changes in our stock price, changes in the remaining contractual life of the warrants, and changes in management's estimated probability of certain events occurring that would impact the warrants. The primary reason for the significant change between the warrant revaluation charges noted above is due to the large increase in our stock price (from $1.89 to $3.06) during the nine months ended September 30, 2017 compared to the significant decrease (from $13.65 to $2.16) in our stock price experienced during the nine months ended September 30, 2016.
Derivative Revaluation Income (Expense)

During the three months ended September 30, 2017 and 2016, we recorded non-cash derivative revaluation expense of approximately ($0.3) million and ($0.3) million respectively, for derivative liability revaluation charges in our Condensed Consolidated Statements of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the 2016 Private Placement. For the nine months ended September 30, 2017, we recorded non-cash derivative revaluation income of approximately $0.3 million and for the nine months ended September 30, 2016 we recorded non-cash derivative revaluation expense of approximately ($0.3) million.

Interest Expense

During the three months ended September 30, 2017, we recorded interest expense of approximately $0.3 million in our Condensed Consolidated Statements of Operations related to the Notes that we issued in the 2016 Private Placement which bear interest at 4% per annum. For the nine months ended September 30, 2017, we recorded interest expense of approximately $0.6 million. For the three and nine months ended September 30, 2016 we recorded interest expense of approximately $0.05 million.

Net Loss

Net loss decreased approximately $2.2 million to $0.1 million for the three months ended September 30, 2017, as compared to a $2.3 million loss for the three months ended September 30, 2016. The decrease in net loss was due primarily to warrant revaluation income of approximately $5.0 million, partially offset by lower research and development and selling, general and administrative expenses as described above. Net loss increased approximately $7.3 million to approximately $19.1 million for the nine months ended September 30, 2017, as compared to an approximately $11.8 million loss for the nine months ended September 30, 2016. The increase in net loss was due primarily to warrant revaluation expense of approximately ($4.7) million in the 2017 period versus warrant revaluation income of approximately $10.5 million in the 2016 period partially offset by an approximately $3.9 million charge for asset impairment related to the decommissioning of our azficel-T manufacturing facility in the 2016 period.

Contractual Obligations

During the nine months ended September 30, 2017, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2016 Form 10-K.
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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer), concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

If our market value of listed securities stays below $35 million, our common stock may be subject to delisting from NASDAQ.

To maintain our listing on The NASDAQ Capital Market (NASDAQ), we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a certain public float, (iii) a certain number of round lot stockholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders' equity of at least $2.5 million. NASDAQ has the authority to delist our common stock if we fail to maintain these minimum requirements. As of September 30, 2017, we had a total stockholders’ deficit of approximately $3.3 million and we have not had net income in any period during this fiscal year or either of the two last fiscal years. The market value of our listed securities fell below $35 million on October 30, 2017. If the market value of our listed securities stays below $35 million for a period of 30 consecutive business days, NASDAQ will notify us of the deficiency, at which point we will have a period of 180 calendar days from such notification to achieve compliance, which requires having a market value of listed securities of at least $35 million for a minimum of 10 consecutive business days during the 180-day period. If we are unable to regain compliance within the prescribed time period, we will be subject to delisting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we issued 14,895 shares of our unregistered common stock upon conversion of an aggregate of $50,000 principal amount of convertible promissory notes and accrued interest of $1,609.79.

During the three months ended September 30, 2017, we issued 10,016 shares of our unregistered common stock upon conversion of an aggregate of $35,000 principal amount of convertible promissory notes and accrued interest of $1,253.82.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, there was no additional consideration paid upon the conversion of the promissory notes and we did not receive any additional proceeds in connection with the issuance of the unregistered shares of common stock.

Item 6.   Exhibits.

See the Exhibit Index immediately preceding the signature page of this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ John M. Maslowski
John M. Maslowski
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	November 13, 2017