Form 10-K
period 2017-12-31
Fibrocell Science, Inc.
filed 2018-03-19
CIK 357097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $36.7 million as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 9,161,161 shares of common stock held by non-affiliates and on a closing price of $4.01 as reported on the Nasdaq Capital Market on June 30, 2017.
As of March 6, 2018, there were 28,356,351 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2017.

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

Unless otherwise indicated, all share amounts and the exercise or conversion price of any of our securities reflect, as applicable, the occurrence of a 1-for-25 reverse split of our common stock that occurred on April 30, 2013 and the occurrence of a 1-for-3 reverse split of our common stock that occurred on March 10, 2017.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Form 10-K) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements about:

•	our expectation that our existing cash resources, will be sufficient to enable us to fund our operations into the first quarter of 2019;

•	future expenses and capital expenditures;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our plans to address our future capital requirements and the consequences of failing to do so;

•	our plans to resolve our noncompliance with the minimum bid price requirements of the Nasdaq Capital Market (Nasdaq) listing rules and the consequences of failing to do so;

•	our need to raise substantial additional capital to fund our operations;

•	our plans to execute enrollment of pediatric patients in the Phase 2 portion of our Phase 1/2 clinical trial of FCX-007 in the first quarter of 2018;

•	our plans to report interim data from patients from our Phase 1/2 clinical trial for FCX-007 in the second quarter of 2018;

•	our expectation to begin dosing patients in the Phase 2 portion of our Phase 1/2 clinical trial of FCX-007 in the second quarter of 2018;

•	our expectation to complete enrollment of patients for our Phase 1/2 clinical trial of FCX-007 in the third quarter of 2018;

•	our plans to report interim data from patients from our Phase 1/2 clinical trial for FCX-007 in the first quarter of 2019;

•	our expectation to initiate enrollment in a Phase 1/2 clinical trial of FCX-013 in the third quarter of 2018;

•	our product development goals under our collaborations with Intrexon Corporation for our product candidates;

•	the potential benefits of Fast Track, Orphan Drug and Rare Pediatric Disease designations;

•	the potential advantages of our product candidates and technologies; and

•	the effect of legal and regulatory developments;
as well as other statements relating to our future operations, financial performance or financial condition, prospects or other future events. Forward-looking statements appear primarily in the sections of this Form 10-K entitled “Item 1—Business,” “Item 1A—Risk Factors,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A—Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8—Financial Statements and Supplementary Data.” In some cases, you can identify forward-looking statements by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “scheduled” and similar expressions, although not all forward-looking statements contain these identifying words.

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

Part I
Item 1. Business
Overview

We are an autologous cell and gene therapy company focused on translating personalized biologics into medical breakthroughs for diseases affecting the skin and connective tissue. Our distinctive approach to personalized biologics is based on our proprietary autologous fibroblast technology. Fibroblasts are the most common cell in skin and connective tissue and are responsible for synthesizing extracellular matrix proteins, including collagen and other growth factors, that provide structure and support. Because fibroblasts naturally reside in the localized environment of the skin and connective tissue, they represent an ideal delivery vehicle for proteins targeted to these areas. We target the underlying cause of disease by using fibroblast cells from a patient’s skin and genetically modifying them to create localized therapies that are compatible with the unique biology of the patient (i.e., which are autologous).

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

Our current pipeline consists of the following product candidates which we are developing in collaboration with Intrexon Corporation (Intrexon):

Our most advanced product candidate, FCX-007, has entered the Phase 2 portion of a Phase 1/2 clinical trial for the treatment of recessive dystrophic epidermolysis bullosa (RDEB). Our second gene therapy product candidate, FCX-013, is in development for the treatment of moderate to severe localized scleroderma. We submitted an investigational new drug (IND) application for FCX-013 to the United States Food and Drug Administration (FDA) in January 2018 and in March 2018, the FDA allowed the IND to progress to clinical trials. We expect to initiate enrollment for an open label, single arm Phase 1/2 clinical trial in third quarter of 2018. In addition, we have a third program in the research phase for the treatment of arthritis and related conditions. See further discussion of our gene therapy product candidates under the heading “Development Programs” included within section “Item 1—Business” of this Form 10-K.

Our Strategy

Our strategy is to develop and commercialize transformational therapies for diseases affecting the skin and connective tissue to improve the lives of patients and their families. Key elements of our strategy are:

•	Leveraging our proprietary autologous fibroblast technology and patented manufacturing process;

•	Advancing our clinical stage gene therapy product candidate, FCX-007, through human clinical trials;

•	Advancing our gene therapy product candidate, FCX-013, into and through human clinical trials;

•	Advancing our research stage gene therapy program focused on arthritis and related conditions through research and into pre-clinical development; and

•
Leveraging our FDA-compliant current Good Manufacturing Practices (cGMP) manufacturing facility and our expertise in cell therapy manufacturing to advance the development of our autologous cell and gene therapy pipeline.

Our Platform

Our proprietary autologous fibroblast technology is the foundation for creating personalized biologics for diseases of the skin and connective tissue. This technology uses a patented manufacturing process, which involves collecting small skin biopsies from patients, isolating cells and expanding them in culture, transducing the fibroblast cells with an integrative lentiviral vector to express a targeted protein, followed by continued expansion of the gene modified cells in culture. In this manner, each patient is treated with cells that were cultivated from his or her own dermal tissue (i.e., autologous).

The Science of Autologous Fibroblasts

Fibroblasts are the basis of our personalized biologics platform because they are the most common cell in skin and connective tissue and are responsible for synthesizing extracellular matrix proteins, including collagen and other growth factors, that provide structure and support.

Personalized Biologics Approach

Because fibroblasts naturally reside in the localized environment of the skin and connective tissue, they represent an ideal delivery vehicle for proteins targeted to these areas. Utilizing our autologous fibroblast technology, we use a patient’s fibroblast cells to create localized gene therapies that are compatible with the unique biology of the patient and have the potential to address the underlying cause of disease.

We believe our personalized biologics approach provides the following distinct advantages for creating gene therapies:

•	Localized administration—avoids side effects typically associated with systemic therapy

•	Reduced rejection and immunogenicity concerns—because autologous fibroblasts are compatible with the unique biology of each patient

•	Fibroblast cells are genetically modified ex vivo—to enable testing for safety and confirmation of protein expression levels prior to administration to the patient

•	Demonstrated expertise in manufacturing our fibroblast cell therapy

Gene Therapy Product Development
COLLECTION
Dermal fibroblast cells are removed from patient.
VECTOR PREPARATION
A vector is created using a self-inactivating (SIN) lentivirus modified to encode a targeted protein.
CULTURE
The fibroblasts are expanded in the laboratory.
GENE INTEGRATION
The vector is introduced to the fibroblast cell culture and delivers the therapeutic gene to the patient's cells *ex vivo*, where it expresses the targeted protein.
LOCAL ADMINISTRATION
The genetically-modified fibroblast cells are administered into the patient—delivering localized therapy that is compatible with the patient's unique biology.

We are developing all of our gene therapy product candidates in collaboration with Intrexon, a leader in synthetic biology. Through our collaboration with Intrexon, we have access to:

•
Intrexon’s proprietary vector technology, which is designed to facilitate the assembly and delivery of the necessary target gene constructs for delivery to autologous fibroblast cells.  Access to this technology allows us to rapidly screen and construct genetic therapeutic solutions.

•
Intrexon’s proprietary RheoSwitch Therapeutic System® (RTS®) technology. The RTS® biologic switch is activated by an orally-administered compound (veledimex) to control level and timing of protein expression in those diseases where such control is ideal.

Development Programs

Our development programs are focused on diseases affecting the skin and connective tissue for which there are high unmet needs. Our programs consist of the following:

Program	Potential Indication	Status
FCX-007	RDEB	Phase 1/2
FCX-013	Moderate to severe localized scleroderma	Post-IND
Research Program	Arthritis	Research

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

Phase 1/2 Trial of FCX-007 for RDEB

The primary objective of this open-label trial is to evaluate the safety of FCX-007 in RDEB patients. Additionally, the trial will assess (i) the pharmacology of FCX-007 through the presence of vector DNA or COL7 mRNA evaluation of COL7 expression and/or the presence of anchoring fibrils and (ii) the efficacy of FCX-007 through intra-subject paired analysis of target wound areas by comparing FCX-007 treated wounds to untreated wounds in Phase 1 and to wounds administered with sterile saline in Phase 2 through the evaluation of digital imaging of wounds. Prior to treating pediatric patients in this trial, we were required to and obtained allowance from the FDA by submitting evidence of FCX-007 safety and benefit in the adult patients and data from our completed pre-clinical toxicology study. After submission of the requested data, the FDA granted allowance to include pediatric patients in the clinical trial in January 2018.

Four patients are enrolled in the Phase 1 portion of the clinical trial and continue to progress through follow-up study visits. In September 2017, we reported interim results from the Phase 1 portion of the Phase 1/2 clinical trial of FCX-007. Three adult NC1+ patients were dosed with a single intradermal injection session of FCX-007 in the margins of and across targeted wounds, as well as in separate intact skin sites. Five wounds were treated on the three patients, ranging in size from 4.4cm2 to 13.1cm2. Data from these patients show FCX-007 was well-tolerated through 12 weeks post-administration. There were no serious adverse events and no product related adverse events reported.

Our study is currently designed to recruit two additional patients in the NC1- (patients who do not express the first non-collagenous portion of the COL7 protein) cohort of the Phase 1 portion of the clinical trial. The most recent scientific thinking and the rarity of NC1- patients compared to NC1+, i.e., the difficulty in recruiting this group, we are seeking a modification in the protocol to close out the Phase 1 cohort of this clinical trial without including any additional patients. The clinical trial protocol is designed to allow a cohort to move into the Phase 2 portion of the trial even if the other cohort is still enrolling or in the follow-up evaluation period; therefore, the modification of the protocol for the trial does not impact ongoing enrollment of Phase 2 patients. As data is collected, progress will be reported.

The targeted wounds of the three adult patients were evaluated during a monitoring period prior to dosing and were observed to be open for up to eight months. Compared to the baseline measurement collected at Day 0 before the single intradermal injection session of FCX-007, at four weeks post-administration 100% (5/5) of wounds were ≥ 75% healed. At 12 weeks post-administration, 80% (4/5) of wounds were ≥ 70% healed.  The wound that was < 70% healed from the 12 week data set was biopsied by the investigator in the middle of the wound bed rather than on the wound edge, which we believe may have contributed to the wound’s instability. We also monitored and evaluated untreated wounds of similar size to the matched treated wounds on the same patient. Compared to the baseline measurement collected at Day 0, at four weeks and 12 weeks post-administration 80% (4/5) of wounds were < 25% healed. We will continue to monitor all treated and untreated wounds throughout follow-up visits.

Various pharmacology signals for vector DNA, COL7 mRNA, or COL7 protein expression were detected throughout the data set in each patient for one or more assays up to 12 weeks post-administration (qPCR, electron microscopy or immunofluorescence). Anchoring fibrils have not been detected to date, whereas expressed COL7 mRNA and COL7 protein have been confirmed in multiple patient samples including one that detected linear expression of COL7 at the basement membrane zone. The Data Safety Monitoring Board (DSMB) for the trial reviewed the interim data and concluded that safety and potential benefit were established, and allowed continuation of enrollment and dosing.

We completed dosing of the fourth adult patient and performed additional dosing of existing adult patients in the Phase 1 portion of the trial in the fourth quarter of 2017. We expect to report additional interim adult data and provide a trial update in the second quarter of 2018, which includes presenting at the 7th International Investigative Dermatology meeting in May 2018.

We plan to enroll six patients ages seven and older in the Phase 2 portion of the clinical trial. One RDEB adult patient has been enrolled as the first patient in Phase 2 and dosing of this patient is expected to occur in the second quarter of 2018. With the allowance from the FDA, we will now include enrollment of pediatric patients. We expect to complete enrollment of Phase 2 patients in the third quarter of 2018. We plan to report another interim data readout and trial update in the first quarter of 2019.

We plan to use the existing data from the Phase 1 portion of the Phase 1/2 clinical trial to also support a petition for Regenerative Medicine Advanced Therapy or Breakthrough Therapy Designation for FCX-007.

We have designated our existing, cGMP cell therapy manufacturing facility in Exton, PA as the production site for FCX-007 in our IND application. FCX-007 drug product dosed in the fourth quarter of 2017 was produced and distributed from our Exton, PA facility. The facility will be used for the remaining clinical and future commercial manufacture of FCX-007, with capacity to serve the U.S. market for RDEB. The approximately 13,000 square foot facility previously supported commercial autologous fibroblast manufacturing, with multiple FDA inspections conducted at the site. The facility includes cleanroom cell therapy manufacturing, quality control testing, cryogenic storage, shipping/receiving and warehousing space.

FCX-013 for Moderate to Severe Localized Scleroderma

Localized scleroderma is a chronic autoimmune skin disorder that manifests as excess production of extracellular matrix, specifically collagen, resulting in thickening of the skin and connective tissue. Localized scleroderma encompasses several subtypes which are classified based on the depth and pattern of the lesion(s). The moderate to severe forms of the disorder include any subtype that affects function or produces symptoms of discomfort, tightness and pain. Current treatments for localized scleroderma include systemic or topical corticosteroids which target inflammation, UVA light therapy and physical therapy. There are few treatment options to address excessive collagen accumulation in the skin and connective tissue. We estimate that there are approximately 90,000 patients in the U.S. considered to have moderate to severe localized scleroderma.

Our second gene therapy product candidate, FCX-013, is in development for the treatment of moderate to severe localized scleroderma. FCX-013 is an autologous fibroblast genetically-modified using lentivirus and encoded for matrix metalloproteinase 1 (MMP-1), the protein responsible for breaking down collagen. FCX-013 incorporates Intrexon’s proprietary RheoSwitch Therapeutic System® (RTS®), a biologic switch activated by an orally administered compound (veledimex) to control protein expression at the site of localized scleroderma lesions. FCX-013 is designed to be injected under the skin at the location of the fibrotic lesions where the genetically-modified fibroblast cells will produce MMP-1 to break down excess collagen accumulation. With the FCX-013 therapy, the patient will take an oral compound (veledimex) to facilitate protein expression. Once the fibrosis is resolved, the patient will stop taking the oral compound which will halt further MMP-1 production.

We previously completed a proof-of-concept study for FCX-013 in which the primary objective was to determine whether FCX-013 had the potential to reduce dermal thickness in fibrotic tissue. In this study, FCX-013 was evaluated in a bleomycin-induced scleroderma model utilizing severe combined immunodeficiency (SCID) mice. Data from the study demonstrated that FCX-013 reduced dermal thickness of fibrotic tissue to levels similar to that of the non-bleomycin treated control and further reduced the thickness of the sub-dermal muscle layer. Based upon these data and the FDA’s feedback to our pre-IND briefing package, we advanced FCX-013 into a pre-clinical dose-ranging study which has been completed.

In December 2017, we completed a good laboratory practice (GLP) toxicology/biodistribution study that assessed FCX-013 in a bleomycin fibrosis model using immunocompromised (NOD/SCID) mice. Data from this study showed no test article-related clinical observations, body weight changes, changes in clinical pathology parameters, gross observations or organ weight change. In addition, there was no significant vector biodistribution to target organs.

We submitted an IND for FCX-013 to FDA in January 2018, and in March 2018, the FDA allowed the IND to progress to clinical trials. We expect to initiate enrollment for an open label, single arm Phase 1/2 clinical trial in the third quarter of 2018. The primary objective of the trial is to evaluate the safety of FCX-013. Secondary analyses consist of several fibrosis assessments including histology, skin scores, ultrasound and additional measurements of targeted sclerotic lesions and control sites at various time points up to 16 weeks post-administration of FCX-013. Ten patients with any subtype of localized scleroderma are targeted for enrollment (approximately 5 patients per Phase). The Phase 1 portion will enroll adult patients, and dosing for the first three adult patients will be staggered prior to dosing the rest of the trial’s population. Fibrocell intends to include pediatric patients in the Phase 2 portion of the trial after submission and approval of safety and activity data from the adult Phase 1 patients to the FDA and the DSMB for the trial. We plan to manufacture FCX-013 at our Exton, PA cGMP manufacturing facility.

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

Our third gene therapy program is in the research phase and is focused on the treatment of arthritis and related conditions. Our goal is to deliver a protein therapy locally to the joint to provide sustained efficacy while avoiding key side effects typically associated with systemic therapy.

Intrexon Collaborations

2012 Exclusive Channel Collaboration Agreement (2012 ECC)

In October 2012, we entered into an Exclusive Channel Collaboration Agreement, with Intrexon, which was amended in June 2013 and January 2014 (as amended, the 2012 ECC) pursuant to which we are Intrexon’s exclusive channel collaborator in the research, development and commercialization of products in the following areas (the 2012 Fields):

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

We are required to pay Intrexon quarterly cash royalties on all products developed under the 2012 ECC in an amount equal to 7% of aggregate quarterly net sales up to $25 million, plus 14% on aggregate quarterly net sales greater than $25 million. We are also required to pay Intrexon half of any sublicensing revenues we receive from third parties in consideration for sublicenses granted by us with respect to products developed under the 2012 ECC, but only to the extent such sublicensing revenues are not included in net sales subject to royalties. Sales from other products that we develop and commercialize outside of the 2012 ECC are not subject to royalty payments unless we are able to reduce the product’s cost of goods sold through the 2012 ECC, in which case, we are required to pay quarterly cash royalties on such products equal to one-third of the cost of goods sold savings less any such savings developed by us outside of the 2012 ECC.

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

Currently, we are in development of two gene therapy product candidates, FCX-007 and FCX-013, under the 2012 ECC, as more fully described under the heading “Development Programs” within “Item 1—Business” of this Form 10-K.

2015 Exclusive Channel Collaboration Agreement (2015 ECC)

In December 2015, we entered into an additional Exclusive Channel Collaboration Agreement with Intrexon (the 2015 ECC) pursuant to which we are Intrexon’s exclusive channel collaborator in the research, development and commercialization of products for the treatment of chronic inflammation and degenerative diseases of human joints through intra-articular or other local administration of genetically-modified fibroblasts (the 2015 Field). The collaboration leverages our autologous fibroblast technology with Intrexon’s synthetic biology technology to identify and develop cell-based therapeutics that will be genetically modified to express one or more proteins at sites of joint inflammation. We believe this treatment approach has the potential to overcome the limitations of existing therapies for chronic inflammation and degenerative diseases of the joint, including arthritis and related conditions.

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

In consideration for the license and the other rights that we receive under the 2015 ECC, we paid Intrexon an up-front technology access fee of $10 million in cash in January 2016. For each product that we develop under the 2015 ECC, we are required to pay Intrexon development milestones of up to $30 million for the first product developed under the 2015 ECC (and development milestones up to $55 million for each subsequent product developed under the 2015 ECC) and commercialization milestones of up to $22.5 million, for each product developed, a low double-digit royalty on our net sales of such products and half of any sublicensing revenues we receive from third parties in consideration for sublicenses granted by us with respect to such products but only to the extent such sublicensing revenues are not included in net sales subject to royalties.

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

To date, we have only conducted research for a gene therapy product candidate for arthritis and related conditions under the 2015 ECC. We have deferred further development under the 2015 ECC in order to focus our efforts and our resources on our ongoing development of FCX-007 and FCX-013.
Manufacturing

We lease and operate our own manufacturing facility located in Exton, Pennsylvania. We have historically used this facility to manufacture our non-genetically modified products and during 2016 began using this facility for pre-clinical manufacturing of our gene therapy product candidate, FCX-013.  We designated our Exton, PA cGMP manufacturing facility in Exton, PA as the production site for FCX-007 in the fourth quarter of 2017, and are currently producing the drug product for the FCX-007 clinical trial at that facility. We also plan to manufacture FCX-013 at the same location. Previously we outsourced certain manufacturing of our genetically-modified product candidate, FCX-007, to a contract manufacturer with a facility located in Mountain View, California. We adhere to FDA cGMP regulations. We believe that we have adequate manufacturing capacity to satisfy our pre-clinical and clinical demands.

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
Intellectual Property

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business.  We also rely on trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position.  We seek to protect our intellectual property rights by a variety of means, including obtaining patents, maintaining trade secrets and proprietary know-how and technological innovation to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights.

As of December 31, 2017, we own or license 11 issued U.S. patents, 8 pending U.S. patent applications, 1 granted foreign patent, 1 pending international patent and 14 pending foreign patent applications.  Our issued patents and patent applications primarily cover the method of using autologous cell fibroblasts for the repair of skin and soft tissue defects and the use of autologous fibroblast cells for tissue regeneration.  In particular, we own an issued patent in the U.S. that is directed to methods of long-term augmentation of subcutaneous or dermal tissue by injecting an effective amount of a suspension of autologous passaged dermal fibroblasts into subadjacent tissue, which is set to expire in July 2020. In addition, we own an issued U.S. patent, an issued Australian patent, and pending applications in Canada, China, Europe, India, Japan, South Korea, Hong Kong and the U.S. directed to dosage formulations for injection containing particular amounts of autologous human fibroblasts and uses thereof, which naturally expire in 2030 and 2031. We also own pending applications in the U.S. and several foreign countries related to topical formulations of autologous dermal fibroblasts and uses thereof, the earliest of which, if issued, would naturally expire in 2027. We have also in-licensed from Intrexon Corporation an international application directed to compositions and methods for treating Type VII collagen deficiencies which, if issued, would expire in 2037. We have also in-licensed from Intrexon Corporation U.S. provisional applications directed to delivery of autologous cells comprising matrix metalloproteinase-1 for treating scleroderma which, if a non-provisional application would issue therefrom, would expire in 2038.
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

FCX-007 for RDEB. Our product candidate FCX-007 is being developed for the treatment of RDEB. Current treatments for RDEB, which include bandaging, antibiotics, feeding tubes, and surgery (hand and esophageal), only address the symptoms of this disorder. There are currently no products approved by the FDA for the treatment of RDEB. We are aware of a potentially competing product candidate, EB-101, which is a genetically-modified keratinocyte graft being developed by Abeona Therapeutics (Abeona). Following presentation of Phase 1/2 clinical data at the Society of Investigative Dermatology conference in 2017, Abeona received guidance from the FDA to initiate a Pivotal Phase 3 trial in 2018. In addition, we are aware of several other products in development for the treatment of various forms of epidermolysis bullosa (including DEB and RDEB).

FCX-013 for Moderate to Severe Localized Scleroderma. Our product candidate FCX-013 is being developed for the treatment of moderate to severe localized scleroderma. Current treatments for localized scleroderma include systemic or topical corticosteroids which target inflammation, UVA light therapy, and physical therapy. There are few treatment options to address excessive collagen accumulation in the skin and connective tissue. There are currently no products approved by the FDA for the treatment of localized scleroderma. We are aware of a potentially competing product, ECCS-50 Cellular Therapy, which is being developed by Cytori Therapeutics (Cytori), for the treatment of systemic scleroderma that affects the hands. Cytori recently released data from its clinical trial and is working with statisticians and study investigators in preparation for publication of these results in a peer-reviewed journal. We are also aware that miRagen Therapeutics has a product candidate, MRG-201, which utilizes microRNA biology and is in a Phase 1 clinical trial for the treatment of systemic and localized scleroderma.
Research and Development

We expense research and development costs as they are incurred.  For the years ended December 31, 2017 and 2016, we incurred total research and development expenses of approximately $12.2 million and $12.1 million, respectively. Additionally, for the year ended December 31, 2016, we incurred expenses of less than $0.1 million related to a research and development agreement that we have with a third party to investigate potential new non-pharmaceutical applications for our conditioned fibroblast media technology. Expenses pertaining to this research and development agreement are classified under the caption “Cost of collaboration revenue” in the Consolidated Statements of Operations.
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

Domestic Regulation

In the United States, the FDA, under the FFDCA, the PHSA, and other federal statutes and regulations, subjects pharmaceutical and biologic products to rigorous review.  If we do not comply with applicable requirements, we may be subjected to various enforcement actions, such as product seizures and court injunctions, the government may refuse to approve our marketing applications, and we could even be criminally prosecuted in certain circumstances.  The FDA also has the authority to suspend or revoke a Biologics License Application (BLA), issue adverse publicity, and take other measures if we fail to comply with applicable regulatory standards.

FDA Approval Process

To obtain approval of a new drug product from the FDA, we must, among other requirements, submit data demonstrating its safety, purity, and potency, which includes efficacy, as well as detailed information on the manufacture and composition of the product candidate.  In most cases, this entails extensive laboratory tests and pre-clinical and clinical trials.  This testing and the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take many years to complete.  The FDA may deny our applications or may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop.  The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products.  Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing.  With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we may have the exclusive right to exploit the products or technologies.

The FDA does not apply a single regulatory scheme to human cells and tissues and products derived from human cells and tissue.  On a product-by-product basis, the FDA may regulate such products as drugs, biologic products, or medical devices, in addition to regulating them as human cells, tissues, or cellular or tissue-based products (HCT/Ps), depending on whether or not the particular product triggers any of an enumerated list of regulatory factors.  A fundamental difference in the treatment of products under these classifications is that the FDA permits certain HCT/Ps, sometimes referred to as section 361 HCT/Ps, that do not trigger any of those regulatory factors to be commercially distributed without regulatory approval.  In contrast, HCT/P products that trigger those factors, such as if they are more than minimally manipulated, are regulated as drugs, biologics, or medical devices and require FDA approval prior to commercial distribution.  We have determined that our product candidates trigger regulatory factors that make them biologic products, in addition to HCT/Ps, and consequently, we must obtain approval from the FDA before marketing such products and must also satisfy all regulatory requirements for HCT/Ps.

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

Pre-clinical tests include laboratory evaluation of product chemistry formulation and stability, as well as animal and other studies to evaluate toxicity.  Under FDA regulations, the results of any pre-clinical testing, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.  The FDA requires a 30-day waiting period after the filing of each IND application before clinical trials may begin, in order to ensure that human research patients will not be exposed to unreasonable health risks.  At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials, may authorize trials only on specified terms, or may require additional trials.  The IND application process may become extremely costly and substantially delay development of our products.  Moreover, positive results of pre-clinical tests will not necessarily forecast positive results in clinical trials.

The sponsor typically conducts human clinical trials in three sequential phases, which may overlap.  These phases generally include the following:

•
Phase 1: The product candidate is usually first introduced into healthy humans or, on occasion, into patients, and is tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism;

•	Phase 2: The product candidate is introduced into a limited patient population to:

•	assess its efficacy in specific, targeted indications;

•	assess dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.

•
Phase 3: These are commonly referred to as pivotal studies.  If a product candidate is found to have an acceptable safety profile and to be potentially effective in Phase 2 clinical trials, clinical trials in Phase 3 will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically dispersed clinical trial sites; and

•
If the FDA does ultimately approve the product candidate, it may require post-marketing testing, including potentially expensive Phase 4 studies, to confirm or further evaluate its safety and effectiveness. Continued ability to commercialize the product may be based on the successful completion of these additional studies.

Before proceeding with a trial, the sponsor may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial.  This is known as a Special Protocol Assessment (SPA).  Among other things, SPAs can cover clinical trials for pivotal studies whose data will form the primary basis to establish a product’s efficacy.  SPAs thus help establish up-front agreement with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding if new circumstances arise.  Even if the FDA agrees to a SPA, the agreement may be changed by the sponsor or the FDA on written agreement by either parties, or if a senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began.  There is no guarantee that a study will ultimately be adequate to support an approval, even if the study is subject to a SPA.  The FDA retains significant latitude and discretion in interpreting the terms of the SPA and the data and results from any study that is the subject of the SPA. The FDA may revoke or alter its SPA agreement under the following circumstances:

•	a substantial scientific issue essential to determining the safety or efficacy of the drug has been identified after testing has begun;

•	the protocol that was agreed upon with the FDA has not been followed by a sponsor;

•	the relevant data, assumptions, or information provided by a sponsor in a request for a SPA change are found to be false or misleading, or are found to exclude relevant facts; or

•	the FDA and sponsor agree in writing to modify the protocol and such modification is intended to improve the study.

Clinical trials must meet requirements for Institutional Review Board (IRB) oversight, patient informed consent and the FDA’s Good Clinical Practice (GCP) requirements.  Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at the clinical trial sites.  The FDA or the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.  Data safety monitoring boards, which monitor certain studies to protect the welfare of study patients, may also require that a clinical trial be discontinued or modified.

The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product, and proposed labeling, in the form of an NDA, or, in the case of a biologic product, a BLA.  The applicant must also submit with the NDA or BLA a substantial user fee payment, unless a waiver or reduction applies.  In some cases, a sponsor may be able to expand the indications in an approved NDA or BLA through a submission of a Prior Approval Supplement.  Each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 60 days following submission of the application.  If deemed complete, the FDA will “file” the NDA or BLA, thereby triggering substantive review of the application.  The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable.  Once the submission has been accepted for filing, the FDA will review the application and will usually respond to the applicant in accordance with performance goals the FDA, industry and Congress have negotiated for the review of NDAs and BLAs. For NDAs for new molecular entity drugs and for original BLA submissions, the review period is currently six months from the filing date of the application for priority applications and ten months from the filing date for standard applications.  The review process is often significantly extended by FDA requests for additional information, pre-clinical studies or clinical trials, or clarification, or by changes to the application submitted by the applicant in the form of amendments.  The FDA may refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions.  The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA generally inspects the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with cGMP requirements which govern the manufacture, holding and distribution of a product.  Manufacturers of human cellular or tissue-based biologics also must comply with the FDA’s Good Tissue Practices, as applicable, and the general biologic product standards.

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

The FDA may, during its review of an NDA or BLA, ask for additional study data.  If the FDA does ultimately approve the product, approval may be subject to limitations based on the FDA’s interpretation of the existing pre-clinical and clinical data and the FDA may require post-marketing testing, including potentially expensive Phase IV studies, to confirm or otherwise further evaluate the safety and effectiveness of the product.  The FDA also may require, as a condition to approval or continued marketing of a drug, a risk evaluation and mitigation strategy (REMS) to ensure that the benefits of a drug or biologic product outweigh its risks.  A REMS can include additional educational materials for healthcare professionals and patients such as Medication Guides and Patient Package Inserts, a plan for communicating information to healthcare professionals, and restricted distribution of the product.  In addition, the FDA may, in some circumstances, impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.  Following approval, the FDA may require labeling changes or impose new post-approval study, risk management, or distribution restriction requirements.

The FDA has developed several programs intended to expedite the development and review of drugs that address unmet medical needs for serious or life threatening conditions, especially when the drugs are the first available treatment or have advantages over existing treatments:

•
Accelerated Approval. The FDA may grant accelerated approval to drugs or biologic products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this program, the FDA may approve a product based on surrogate endpoints or clinical endpoints that can be measured earlier than mortality or irreversible morbidity. When approval is based on surrogate endpoints or clinical endpoints that can be measured earlier than mortality or irreversible morbidity, the sponsor will be required to conduct additional post-approval clinical trials to verify and describe clinical benefit. Under the agency’s accelerated approval regulations, if the FDA concludes that a product that has been shown to be effective can be safely used only if distribution or use is restricted, it may require certain post-marketing restrictions as necessary to assure safe use. In addition, for products approved under accelerated approval, sponsors will be required to submit all copies of their promotional materials, including advertisements, to the FDA at least thirty days prior to initial dissemination unless otherwise informed by the FDA. After a hearing, the FDA may withdraw a previously granted accelerated approval if, for instance, post-marketing studies fail to verify any clinical benefit, it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use, or if a sponsor fails to comply with the conditions of the accelerated approval.

•
Breakthrough Therapy. The FDA may grant “breakthrough therapy” status to drugs or biologic products designed to treat, alone or in combination with another drug(s) or biologic(s), a serious or life-threatening disease or condition and for which preliminary evidence suggests a substantial improvement on clinically-meaningful endpoints over existing therapies. Such products need not address an unmet need, but are nevertheless eligible for expedited review if they offer the potential for an improvement over existing therapies. Breakthrough therapy status entitles the sponsor to earlier and more frequent meetings with the FDA regarding the development of nonclinical and clinical data and permits the FDA to offer product development or regulatory advice for the purpose of potentially shortening the time to product approval. The FDA may rescind breakthrough therapy designation if it believes the designated product no longer meets the qualifying criteria. Breakthrough therapy status does not guarantee that a product will be developed or reviewed more quickly and does not ensure FDA approval.

•
Fast Track. The FDA may grant “fast track” status to drugs or biologic products that are intended to treat serious diseases or illness and demonstrate the potential to fill an unmet medical need. Fast track is a process designed to expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product’s development plan, more frequent written correspondence from the FDA about trial design, potential eligibility for accelerated approval, and rolling review, which allows submission of individually completed sections of a NDA or BLA for the FDA’s review before the entire filing is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval more quickly, if at all.

•
Priority Review. The FDA may grant “priority review” status to products that, if approved, would be significant improvements in safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. Priority review is intended to reduce the time it takes for the FDA to review an NDA or BLA.

•	Regenerative Medicine Advanced Therapy. A product may be eligible for regenerative medicine advanced therapy (RMAT) designation if:

a.
The drug is a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act and part 1271 of Title 21, Code of Federal Regulations;

b.	The drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and

c.	Preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition

Advantages of the RMAT designation include all of the benefits of the fast track breakthrough designation programs, including early interactions with sponsors.

Additionally, there are various incentives to support development and approval of certain product candidates, including, but is not limited to, orphan drug designation and rare pediatric disease designation.

Orphan Drug Designation

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologic products intended to treat a “rare disease or condition,” which is generally defined as having a prevalence of less than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA for the product. Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any advantage in the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain:

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

FCX-007 and FCX-013 have received Orphan Drug Designation from the FDA, for the treatment of DEB (including RDEB) and localized scleroderma, respectively.

Rare Pediatric Disease Designation

FCX-007 has received Rare Pediatric Disease Designation from the FDA for the treatment of RDEB and FCX-013 has received Rare Pediatric Disease Designation from the FDA for the treatment of moderate to severe localized scleroderma. The FDA generally defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA’s Rare Pediatric Disease Priority Review Voucher (PRV) program, upon the approval of an NDA or BLA for a product for the treatment of a rare pediatric disease that is serious or life-threatening, the sponsor of such application is eligible for a Rare Pediatric Disease Priority Review Voucher. Currently, the Priority Review Voucher can be used to obtain priority review for any subsequent NDA or BLA and may be sold or transferred an unlimited number of times. Under the 21st Century Cures Act, Congress extended the PRV program for rare pediatric diseases through 2020. A drug designated as a drug for a rare pediatric disease by September 30, 2020, and approved by September 30, 2022, may receive a voucher. Because this program has been subject to criticism, including by the FDA, it is possible that even if we obtain approval for FCX-007 and FCX-013 and qualify for such a PRV, the program may no longer be in effect at the time of approval.

Ongoing FDA Requirements and Post-Marketing Obligations

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

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA requirements which include, among other things, promotional activities, standards and regulations for direct-to-consumer advertising, promotional activities involving the internet, and industry sponsored scientific and educational activities.  In general, all product promotion must be consistent with the labeling approved by the FDA for such product, contain a balanced presentation of information on the product’s uses, benefits, risks, and important safety information and limitations on use, and otherwise not be false or misleading.  The FDA has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.  Failure to comply with applicable FDA requirements and restrictions also may subject a company to adverse publicity and enforcement action by the U.S. Department of Justice (DOJ) or the Office of the Inspector General of the U.S. Department of Health and Human Services (HHS) as well as state authorities.  This could subject the company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.

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

Failure to achieve and sustain compliance with applicable federal and state privacy, security and fraud laws could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biologic products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (CMS), other divisions of the HHS (e.g., the Office of Inspector General), the DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments.  For example, sales, marketing and scientific/educational grant programs must comply with the federal Anti-Kickback Statute, the False Claims Act and other federal and state fraud and abuse laws, as described in detail below.

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

In March 2010, President Obama signed into law the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the Affordable Care Act). The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.  The Affordable Care Act has resulted in, and we expect it will continue to result in, downward pressure on coverage and the price of products covered by Medicare and other government programs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments and coverage from private payors.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.  In addition, certain legislative changes to and regulatory changes under the Affordable Care Act have occurred in the 115th United States Congress and under the Trump Administration. For instance, the Bipartisan Budget Act of 2018 increased the Affordable Care Act required manufacturer point-of-sale discount from 50% to 70% off the negotiated price for Medicare Part D beneficiaries during their coverage gap period beginning in 2019. It is possible that there will be further legislation or regulation that could harm our business, financial condition and results of operations.

At such time as we market, sell and distribute any products for which we obtain marketing approval, it is possible that our business activities could be subject to scrutiny and enforcement under one or more federal or state health care fraud and abuse laws and regulations, which could affect our ability to operate our business. These include the following fraud and abuse laws and regulations:

•
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

•
The federal civil False Claims Act prohibits any person from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including: providing free product to customers with the expectation that the customers would bill federal programs for the product; providing sham consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties in the tens of thousands of dollars. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

•
HIPAA created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

•
Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain healthcare providers in the states. Other states prohibit providing meals to prescribers or other marketing related activities. Other states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs.  Still other states and cities require identification or licensing of sales representatives. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to CMS, which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track reportable payments and must submit a report to CMS on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties.

•
The federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both DOJ and the U.S. Securities and Exchange Commission (SEC). Violations of United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

Violations of any of the laws described above or any other governmental regulations are punishable by significant civil, criminal and administrative penalties, damages, fines and exclusion from government-funded healthcare programs, such as Medicare and Medicaid. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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
Employees

As of December 31, 2017, we had 20 full-time employees, all located in the United States.  Of these full-time employees, 15 are engaged in research, development and manufacturing (including facilities) functions and 5 are engaged in finance, legal, human resources, information technology, and other general administrative functions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Our principal sources of liquidity are cash and cash equivalents of $17.4 million as of December 31, 2017. As of December 31, 2017, we had working capital of $13.5 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2019. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances.

To meet our capital needs, we are considering multiple alternatives, including but not limited to, equity financings, debt financings, corporate collaborations, partnerships and other strategic transactions and funding opportunities. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. These factors raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our Consolidated Financial Statements for the year ended December 31, 2017 includes a paragraph related to the substantial doubt about our ability to continue as a going concern.

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
We have incurred losses since our inception, have not generated significant revenue from commercial sales of our products, and have never been profitable. Investment in drug development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant research, development and other expenses related to our ongoing operations including development of our product candidates and operation of our manufacturing facility. As a result, we are not profitable and have incurred losses in each period since we emerged from bankruptcy in September 2009. For the year ended December 31, 2017, we had a net loss of $16.2 million and used $17.0 million in operating activities and had an accumulated deficit of $178.8 million as of December 31, 2017.

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

We will need to raise additional capital in the future to help fund our clinical trials, our collaboration efforts with Intrexon and for the development and commercialization of our product candidates. If we raise additional capital through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced. We may also issue equity as part of license issue fees to our licensors, to compensate consultants or to settle outstanding payables. Our stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. Debt financing, if available, will result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through corporate collaboration, partnership or other strategic transactions, it may be necessary to relinquish valuable rights to our product candidates, our technologies or future revenue streams or to grant licenses or sell assets on terms that may not be favorable to us. If we cannot raise additional funds, we will have to delay our development activities or cease operations.

Our failure to comply with the restrictive covenants or other terms of our outstanding convertible notes, including as a result of events beyond our control, could result in a default under the notes that could materially and adversely affect the ongoing viability of our business.

On September 7, 2016, we issued an aggregate of approximately $18.1 million in principal of convertible promissory notes (each a Note and collectively, the Notes) and accompanying warrants to purchase an aggregate of 6,029,174 shares of common stock (the Private Placement Warrants) in a private placement (the 2016 Private Placement) to institutional and accredited investors (each an Investor and collectively, the Investors). The Notes bear interest at 4% per annum and have a stated maturity date of the earlier of (i) September 7, 2026 and (ii) one-hundred and eighty (180) days after the date on which our product candidate, FCX-007, is approved by the FDA for the treatment of RDEB. Each individual Note holder has the right to require us to repay all or any portion of the unpaid principal from time to time on or after September 7, 2021 (such right, a Put Right). With respect to accrued and unpaid interest on the Note, each Note holder may elect, at any time and from time to time, to have any accrued and unpaid interest converted into shares of our common stock. In addition, each Note holder may elect to accelerate the repayment of all unpaid principal and accrued interest under such holder’s Note upon consummation of a specified change of control transaction or occurrence of certain events of default (as specified in the Notes), including, among other things:

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

Provisions of the Notes and certain of our outstanding common stock purchase warrants provide for certain potential payments to the holders of such Notes and common stock purchase warrants that could impede a sale of the Company.

The Private Placement Warrants we issued in the 2016 Private Placement give each holder the option to receive a cash payment based on a Black-Scholes valuation upon our change of control. We are required, at the warrant holder’s option, exercisable at any time concurrently with, or within 30 days after, the announcement of a change of control, to repurchase the Private Placement Warrants from the applicable holder by paying to the holder an amount of cash equal to the value of the unexercised portion of such holder's warrant as determined in accordance with the Black-Scholes option pricing model and the terms of the Private Placement Warrants.

The December 2017 Common Warrants (as defined below) we issued in the December 2017 Offering (as defined below) give the holders the option to receive a cash payment based on a Black-Scholes valuation upon our change of control. We are required, at the holder’s option, exercisable at any time concurrently with, or within 30 days after, the announcement of a change of control, to repurchase the December 2017 Common Warrants from the applicable holder by paying to the holder an amount of cash equal to the value of the unexercised portion of such holder’s warrant as determined in accordance with the Black-Scholes option pricing model and the terms of the December 2017 Common Warrants.

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

We issued an aggregate of $18.1 million in principal of Notes and Private Placement Warrants to purchase a total of 6,029,174 shares of our common stock in connection with the 2016 Private Placement. Each Private Placement Warrant has a five year term ending on September 7, 2021 and is initially exercisable at $4.50 per share beginning March 8, 2017. Holders of the Notes have the right to convert unpaid principal of the Notes into shares of our common stock at any time at conversion prices ranging from $3.40875 to $3.67875 per share (the Conversion Price). The Notes bear interest at four percent (4%) per annum which we may elect to pay in cash or accrue. If we elect for interest to accrue, then (i) we may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each holder of a Note may elect to have us repay any such accrued and unpaid interest by delivering such number of shares of our common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of our common stock as reported on Nasdaq on the date of such election and (ii) the applicable Conversion Price. Commencing September 8, 2016, we have elected to accrue interest.

On March 7, 2017, we entered into a Securities Purchase Agreement (the Purchase Agreement) with certain of our existing investors pursuant to which we issued and sold a total of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of our Series A Convertible Preferred Stock (Series A Preferred Stock) and (ii) a warrant to purchase 429 shares of our common stock (the March 2017 Warrants) (collectively, the Series A Preferred Stock Offering). Each share of Series A Preferred Stock has an initial stated value of $1,000 and is convertible into shares of our common stock at a conversion price of $2.3271 per share of common stock, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or similar events. Holders of the Series A Preferred Stock are also entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly by increasing the stated value of the Series A Preferred. Each March 2017 Warrant has an exercise price of $2.53773 per share, is exercisable six months after the date of issuance and expires five years from the date of issuance.

On December 7, 2017, we entered into an underwriting agreement (the HCW Underwriting Agreement) with H.C. Wainwright & Co., LLC (HCW), pursuant to which we issued and sold 7,714,156 shares of our common stock, pre-funded warrants to purchase an aggregate of 5,922,208 shares of our common stock (December 2017 Pre-Funded Warrants) and common stock purchase warrants to purchase up to an aggregate of 14,046,950 shares of our common stock (the December 2017 Common Warrants), which amount of common stock purchase warrants includes warrants to purchase up to 410,586 shares of Common Stock pursuant to the partial exercise of HCW’s option to purchase additional common stock purchase warrants . Each share of our common stock or December 2017 Pre-Funded Warrant, as applicable, was sold together with a December 2017 Common Warrant to purchase one share of our common stock at a combined effective price to the public of $0.77 per share and accompanying December 2017 Common Warrant (collectively, the December 2017 Offering). Each December 2017 Common Warrant has an exercise price of $0.77 per share, was exercisable upon the date of issuance and expires five years from the date of issuance.

As additional compensation, we issued warrants to HCW to purchase 436,364 shares of our common stock (the December 2017 Underwriter Warrants). Each December 2017 Underwriter Warrant has an exercise price of $0.9625 per share, was exercisable as of the date of the HCW Underwriting Agreement, and will expire five years after the date of the HCW Underwriting Agreement.

Subject to adjustment upon certain corporate events, including stock dividends, stock splits and distributions of cash or other assets to stockholders:

•	up to 5,280,370 shares of our common stock could be issuable by us in connection with the conversion of principal under the Notes; plus

•	up to 2,581,843 shares of our common stock could be issuable by us in satisfaction of our interest payment obligations under the Notes; plus

•	up to 6,029,174 shares of our common stock could be issuable by us in connection with the exercise of the Private Placement Warrants; plus

•	up to 3,432,000 shares of our common stock could be issuable by us in connection with the conversion of the shares of Series A Preferred Stock; plus

•	up to 3,437,334 shares of our common stock could be issuable by us in connection with the exercise of the March 2017 Warrants; plus

•	up to 2,416,104 shares of common stock could be issuable by us in connection with the exercise of the December 2017 Pre-Funded Warrants; plus

•	up to 436,364 shares of our common stock could be issuable by us in connection with the exercise of the December 2017 Underwriter Warrants; plus

•	up to 14,046,950 shares of our common stock could be issuable by us in connection with the exercise of the December 2017 Common Warrants.

The exercise of the Private Placement Warrants, the March 2017 Warrants, the December 2017 Pre-Funded Warrants, the December 2017 Underwriter Warrants or the December 2017 Common Warrants or the conversion of the Notes or Series A Preferred Stock may cause substantial dilution to our existing stockholders.

If we are unable to regain compliance with the listing requirements of Nasdaq, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On January 23, 2018, we received notice (the Notice) from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The Notice has no immediate effect on the listing of our common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “FCSC.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until July 23, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by July 23, 2018, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards which require, among other things, that we have at least $5 million of stockholders’ equity or at least $4 million of stockholders’ equity and $50 million market value of listed shares. If we fail to regain compliance during the applicable period, we will receive notification from Nasdaq that our common stock is subject to delisting. At that time we may then appeal the delisting determination to a Hearings Panel. Such notification will have no immediate effect on our listing on the Nasdaq Capital Market, nor will it have an immediate effect on the trading of our common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with Nasdaq’s minimum bid price requirement. If we regain compliance with the Nasdaq’s minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market, or that our common stock will not be delisted from the Nasdaq Capital Market in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the minimum bid price requirement.

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

If our stockholders’ equity falls below $2.5 million, our common stock may be subject to delisting from Nasdaq

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist our common stock if our stockholders’ equity falls below $2.5 million. As of December 31, 2017, our stockholders’ equity was $9.0 million. If our stockholders equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, we will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if we are unable to demonstrate to Nasdaq’s satisfaction that we will be able to sustain compliance with this requirement, Nasdaq may delist our common stock. In addition, even if we regain technical compliance with the stockholders’ equity requirement, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market, including the requirement that our common stock continues to trade above $1.00. For the year ended December 31, 2017, we incurred a net loss of $16.2 million and used $17.0 million in operating activities and had an accumulated deficit of $178.8 million as of December 31, 2017.

We are actively monitoring our stockholders’ equity and will consider any and all options available to us to maintain compliance. There can be no assurance, however, that we will be able to maintain compliance and meet Nasdaq’s minimum stockholders’ equity requirements. The alternatives to trading on the Nasdaq Capital Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of our common stock will likely be reduced. In addition, if at any time we are not listed on the Nasdaq Capital Market (or similar national securities exchange), then each holder of our Notes will have the option to declare the Notes held by each holder immediately due and payable, which would drain our financial resources, have a material adverse effect on our financial condition and make it exceedingly difficult to continue as a going concern.

If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain our listing on the Nasdaq Capital Market and if the price of our common stock is less than $5.00, our common stock may be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We have a limited operating history and our primary business activities consist of research, pre-clinical development and conducting clinical trials, pursuing our collaborations with Intrexon and previously commercializing LAVIV (azficel-T) which had previously been approved by the FDA in June 2011 for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults. As such, our historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning the costs of our research, pre-clinical development, clinical trials and our collaborations with Intrexon, which depend on the success of such activities, and our ability to effectively and efficiently conduct such research, pre-clinical development, clinical trials and our expectations related to our efforts to achieve FDA approval with respect to our product candidates. Our limited operating history and clinical trial experience make these costs difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected increase in costs. Further, our fixed manufacturing costs and operating expenses may increase significantly as we expand our operations. Accordingly, a significant increase in costs could have an immediate and material adverse effect on our business, results of operations and financial condition.
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

Risks Related to Clinical Development, Regulatory Approval and Commercialization of Our Product Candidates
Our product candidates are based on novel technology, which makes it difficult to predict the time and cost of product development and subsequently obtaining regulatory approval. At the moment, only a small number of gene therapy products have been approved in the United States and only two gene therapy products have been approved in the European Union.

Our product candidates, are based on novel technology. Our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience in the future related to our product candidates will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (the EMA), and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for gene therapy product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. At the moment, only a small number of gene therapy products have been approved in the Western world, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Approvals by the EMA may not be indicative of what the FDA may require for approval and vice versa.

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. For example, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition, the Recombinant DNA Advisory Committee, or RAC, of the U.S. National Institutes of Health, or NIH, reviews human gene transfer protocols when an oversight body, such as an Institutional Review Board, has determined that the protocol would significantly benefit from RAC review and when the protocol meets certain criteria. The NIH Director may also select a protocol unilaterally for RAC review if it presents significant scientific, societal, or ethical concerns. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the clinical trial and approved its initiation. Furthermore, all institutions and clinical trial sites in the United States that are subject to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines, must follow those Guidelines and all RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research. Institutions subject to the NIH Guidelines include all institutions that receive any funding from NIH for research involving recombinant or synthetic nucleic acid molecules, as well as institutions subject to federal or state regulations, local ordinances, or agency guidelines that require compliance with the NIH Guidelines, and institutions receiving support from federal agencies or private funders who condition such support on compliance with the NIH Guidelines. In addition, the FDA can put an IND on clinical hold for numerous reasons, such as if the information in such IND is not sufficient to assess the risks in pediatric patients. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the trial. Moreover, serious adverse events, or SAEs, or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise to change the requirements for approval of any of our product candidates.

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

The results seen in pre-clinical studies and early stage clinical trials of our product candidates may not be replicated in humans.

Although we have seen positive results in pre-clinical studies of FCX-007 and FCX-013 and interim data from the Phase 1 portion of our Phase 1/2 clinical trial of FCX-007, we may not see positive results when these and any other product candidates undergo clinical trials in humans. Pre-clinical studies are not designed to test the efficacy of a product candidate in humans, but rather to:

•	test short-term safety;

•	establish biological plausibility;

•	identify biologically active dose levels;

•	establish feasibility and reasonable safety of the investigational product’s proposed clinical route of administration;

•	identify physiologic parameters that can guide clinical monitoring; and/or

•	establish proof of concept, or the feasibility and rationale for use of an investigational product in the targeted patient population.

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

These well-publicized adverse events led to the development of new viral vectors, such as lentiviral vectors like the ones we utilize for FCX-007 and FCX-013, with potentially improved safety profiles and also the requirement of enhanced safety monitoring in gene therapy clinical trials, including routine performance of vector copy number analysis on all production lots to monitor the number of insertion events per cell. Notwithstanding the potential safety improvements of lentiviral vectors, the risk of insertional oncogenesis remains a significant concern for gene therapy and we cannot assure that it will not occur in any of our clinical trials. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that lentiviral vectors possess characteristics that may pose risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

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

Our study is currently designed to recruit two additional patients in the NC1- (patients who do not express the first non-collagenous portion of the COL7 protein) cohort of the Phase 1 portion of the clinical trial. The most recent scientific thinking and the rarity of NC1- patients compared to NC1+, i.e., the difficultly in recruiting this group, we are seeking a modification in the protocol to close out the Phase 1 cohort of this clinical trial without including any additional patients. The clinical trial protocol is designed to allow a cohort to move into the Phase 2 portion of the trial even if the other cohort is still enrolling or in the follow-up evaluation period. Therefore, the modification of the protocol for the trial does not impact ongoing enrollment of Phase 2 patients. If the FDA objects to this modification, we will continue to attempt to enroll NC1- patients. As data is collected, progress will be reported.

Our current product candidates are being developed to treat rare diseases with limited patient pools from which to draw for clinical trials and the process of finding and diagnosing patients may prove costly. We have estimated that there are approximately 1,100 to 2,500 U.S. patients with RDEB and approximately 90,000 patients in the US considered to have moderate to severe localized scleroderma. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

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

In their regulation of advertising and promotion, the FDA may issue correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA is authorized to impose a wide array of sanctions on companies for such advertising and promotion practices, which could result in any of the following:

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

Our sales, marketing, and scientific/educational grant programs, if any in the future, must also comply with applicable requirements of various federal and state anti-fraud and abuse laws and regulations including the federal Anti-Kickback Statute, the federal civil False Claims Act, HIPAA’s anti-fraud provisions, the federal Physician Payment Sunshine Act (Open Payment Program), and similar federal and state fraud and abuse laws and regulations. Additional information about the scope of these requirements is offered under “Other U.S. Regulatory Requirements” in the Government Regulatory section above.

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

Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party manufacturers and suppliers must pass inspection for compliance with the applicable regulations as a condition of FDA approval of our products. In addition, the FDA may, at any time, audit or inspect a manufacturing facility, including our manufacturing facility or our associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party manufacturers. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we fail to obtain or maintain orphan drug exclusivity for any of our product candidates, our competitors may sell products to treat the same conditions and our operations will be adversely impacted.

As part of our business strategy, we have obtained FDA Orphan Drug Designation for FCX-007 and FCX-013. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S. The first company to obtain FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug or access to the biologic.

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

Even if we were to obtain approval for FCX-007 or FCX-013 with the Rare Pediatric Disease Designation, the Rare Pediatric Disease PRV Program may no longer be in effect at the time of such approval.

FCX-007 has received Rare Pediatric Disease Designation from the FDA for the treatment of RDEB and FCX-013 has received Rare Pediatric Disease Designation from the FDA for the treatment of localized scleroderma. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA’s Rare Pediatric Disease PRV program, upon the approval of a NDA or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease PRV that can be used to obtain priority review for a subsequent NDA or BLA. The PRV may be sold or transferred an unlimited number of times. Congress has extended the PRV program until September 30, 2020.  This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for FCX-007 and FCX-013 and qualify for such a PRV, the program may no longer be in effect at the time of approval.

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

•	The prevalence and severity of adverse events;

•	The cost of treatment in relation to alternative treatments, including generic or biosimilar products;

•	The extent and strength of our third party manufacturer and supplier support;

•	The extent and strength of marketing and distribution support;

•	The limitations or warnings contained in a product’s FDA approved labeling; and

•	Distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan

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

Pricing and reimbursement for our products and services related to our products may be adversely affected by a number of factors, including:

•	changes in federal, state or foreign government regulations or private third-party payors’ reimbursement policies;

•	pressure by employers on private health insurance plans to reduce costs; and

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

We are dependent on physicians and other healthcare professionals to follow our established protocols as to the administration and the handling of our product candidates in connection with our clinical trials, and we will continue to be dependent on physicians and other healthcare professionals to follow such protocols if and when our product candidates are commercialized. The treatment protocol requires each physician to verify the patient’s name and date of birth with the patient and the patient records immediately prior to injection. In the event more than one patient’s cells are delivered to a physician or we deliver the wrong patient’s cells to the physician, which has occurred in the past, it is the physician’s obligation to follow the treatment protocol and assure that the patient is treated with the correct cells. If the physicians and other healthcare professionals do not follow our protocol, the efficacy and safety of our product candidates may be adversely affected.

Our product candidates may face competition in the future from other pharmaceutical, medical device and biotechnology companies that may have superior products, manufacturing capabilities, financial resources or marketing position.

The Biologics Price Competition and Innovation Act of 2009 (BPCIA), established an abbreviated pathway for the approval of follow-on biological products. This abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” to an existing brand product, or reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. These market and data exclusivities do not prevent another company from developing a product that is highly similar to the original branded product, generating its own data and seeking approval. Market and data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

FDA’s implementation and interpretation of the BPCIA continues to evolve and could have a material adverse effect on the future commercial prospects for our product candidates, if they are approved.

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
Pursuant to our exclusive channel collaboration agreements with Intrexon, we are responsible for future research, development and commercialization expenses of product candidates developed under such collaborations, including FCX-007, FCX-013 and our gene therapy program for arthritis and related conditions, the effect of which we expect will increase the level of our overall research and development expenses going forward. Although all manufacturing, pre-clinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of gene therapy product candidates are generally greater in comparison to small molecule product candidates. We have added personnel and expect to add additional personnel, either directly or through consulting arrangements, to support our exclusive channel collaborations with Intrexon.
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
We engage third parties to perform various aspects of our pre-clinical studies and clinical trials. For instance, we obtain viral vector from a sole source supplier in connection with the clinical development of FCX-007 and FCX-013. We depend on these third parties to perform these activities on a timely basis in accordance with the protocol, good laboratory practices, good clinical practices, and other regulatory requirements. Our reliance on these third parties for pre-clinical and clinical development activities reduces our control over these activities. Accordingly, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, our pre-clinical studies and clinical trials may be extended, delayed, terminated or our data may be rejected by the FDA. For example, if our sole source supplier of viral vector in connection with the clinical development of FCX-007 or FCX-013 were to cease to be able to supply viral vector to us, or decline to supply viral vector to us, our FCX-007 and FCX-013 programs would be delayed until we obtained an alternative source, which could take a considerable length of time. If it became necessary to replace a third party that was assisting with one of our pre-clinical studies or clinical trials, we believe that there are a number of other third-party contractors that could be engaged to continue these activities, although it may result in a delay of the applicable pre-clinical study or clinical trial. If there are delays in testing or obtaining regulatory approvals as a result of a third party’s failure to perform, our drug discovery and development costs will likely increase, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
We have limited manufacturing capacity and any manufacturing difficulties, disruptions or delays could adversely affect our ability to conduct our clinical trials.
Manufacturing biologic products is difficult, complex and highly regulated. During 2016, we began to manufacture the pre-clinical supply of our FCX-013 product candidate in our facility in Exton, PA. We lease and operate our own manufacturing facility located in Exton, Pennsylvania. We have historically used this facility to manufacture our non-genetically modified products and during 2016 began using this facility for pre-clinical manufacturing of our gene therapy product candidate, FCX-013.  We designated our Exton, PA cGMP manufacturing facility in Exton, PA as the production site for FCX-007 in the fourth quarter of 2017, and are currently producing drug product for the FCX-013 clinical trial at that facility. We also plan to manufacture FCX-013 at the same location. Our ability to adequately and timely manufacture and supply our product candidates is dependent on the operation of our sole facility which may be impacted by, among other things:

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

We currently conduct our research, development and manufacturing operations related to our product candidates in our facility located in Exton, Pennsylvania. Previously we outsourced certain manufacturing of our genetically-modified product candidate FCX-007, to a contract manufacturer with a facility located in Mountain View, California.

If regulatory, manufacturing or other problems require us to discontinue production at our Exton, PA facility, we will not be able to have supplies for our pre-clinical studies and clinical trials, which would adversely impact our business. If the facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss or similar events, we may not be able to quickly or inexpensively replace our or our contract manufacturer’s facility. In the event of a temporary or protracted loss of either facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with necessary regulatory requirements.

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

In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our product candidates, if approved, are prescribed and purchased. For example, provisions of the Patient Protection and Affordable Care Act (PPACA) have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the Public Health Service Act. In addition, certain legislative changes to and regulatory changes under the Affordable Care Act have occurred in the 115th United States Congress and under the Trump Administration. For instance, the Bipartisan Budget Act of 2018 increased the PPACA required manufacturer point-of-sale discount from 50% to 70% off the negotiated price for Medicare Part D beneficiaries during their coverage gap period beginning in 2019. Further legislative changes to and regulatory changes under the PPACA remain possible.

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

•
Federal civil false claims laws and civil monetary penalty laws, which prohibit, individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds, or other third-party payors that are false or fraudulent. Criminal prosecution is also possible for making or presenting a false or fictitious or fraudulent claim to the federal government;

•	HIPAA’s anti-fraud provisions, which prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA’s privacy and security provisions, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
The federal Physician Payment Sunshine Act (implemented as the Open Payments program), which requires pharmaceutical manufacturers to report annually to CMS for certain “transfers of value” made to teaching hospitals and physicians and any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year; and

•
State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Additional information about the scope of these requirements is offered under “Other U.S. Regulatory Requirements” in the Government Regulatory section above. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For example, the federal Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The federal government has enforced the Anti-Kickback Statute to reach large settlements with pharmaceutical manufacturers based on allegedly sham consultant arrangements with physicians and other arrangements that are common in our industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, but the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by- case basis based on the totality of the facts and circumstances. In addition, a claim to a federal health care program that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. In addition, settlements with DOJ or other law enforcement agencies have forced healthcare companies to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement.
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

We have generated significant net operating loss carryforwards (NOLs) as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs forward to reduce our tax liability in future years. However, our ability to utilize the NOLs is subject to the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code). Those sections generally restrict the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with carry forwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards. We have completed several financings since our inception which we believe have resulted in “ownership changes” within the meaning of Section 382. We may also experience ownership changes in the future as a result of additional financings and subsequent shifts in our stock ownership. As a result, our NOLs may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs were freely usable.

Risks Related to Ownership of our Common Stock

The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock began trading on NYSE MKT on May 17, 2013 and then on the Nasdaq Capital Market on August 29, 2014. Between May 17, 2013 and December 31, 2017, our common stock has traded between $0.61 and $22.80. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

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

As of March 6, 2018, Randal J. Kirk and certain of his affiliates (including Intrexon, our collaboration partner on our gene therapy programs) beneficially owned approximately 8.3 million shares, or approximately 29%, of our common stock, excluding common stock underlying the Notes and Private Placement Warrants issued in connection with the 2016 Private Placement, the Series A Preferred Stock, the March 2017 Warrants and the December 2017 Common Warrants. If Randal J. Kirk and certain affiliates exercised the convertible securities or warrants acquired in the September 2016 Private Placement, the Series A Preferred Stock Offering and the December 2017 offering, they would receive, in the aggregate, (i) approximately 2.3 million shares of our common stock pursuant to exercise of the Private Placement Warrants, (ii) approximately 2.0 million shares of common stock underlying $6,762,500 outstanding principal amount of Notes, (iii) approximately 0.1 million shares of common stock underlying accrued interest on the Notes, (iv) approximately 1.3 million shares of common stock upon conversion of the Series A Preferred Stock (v) approximately 1.3 million shares of common stock pursuant to the exercise of the March 2017 Warrants and (vi) approximately 2.7 million shares of common stock pursuant to the exercise of the December 2017 Common Warrants, resulting in the beneficial ownership of approximately 47% of our common stock.
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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur, which could occur if we issue a large number of shares of common stock (or securities convertible into our common stock) in connection with a future financing, as our common stock is trading at low levels. These factors could make it more difficult for us to raise funds through future offerings of common stock or other equity securities. In addition to our common stock outstanding, as of December 31, 2017, we had warrants and stock options outstanding that were exercisable for a total of 28,353,679 shares of our common stock.

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

In the past, we have had a limited, volatile and sporadic public trading market for our common stock. Although our common stock is listed on the Nasdaq Capital Market, an active trading market for our common stock may not be sustained, especially given the large percentage of our common stock held by our affiliates. If an active market for our common stock is not sustained, it may be difficult for our stockholders to sell shares without depressing the market price for our common stock.

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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “FCSC.” The following table sets forth, for the indicated periods, the high and low intra-day sales prices per share for our common stock, adjusted to reflect the effect of the reverse stock split of our common stock on March 10, 2017, for the two most recent years, as reported on the Nasdaq Capital Market.

	High	Low
Year Ended December 31, 2017
First Quarter	$3.51	$1.86
Second Quarter	$4.64	$1.80
Third Quarter	$4.17	$2.41
Fourth Quarter	$3.29	$0.61
Year Ended December 31, 2016
First Quarter	$13.86	$6.12
Second Quarter	$11.34	$2.73
Third Quarter	$4.14	$2.10
Fourth Quarter	$3.15	$1.56
The closing price of our common stock on March 6, 2018 was $0.62 as reported on the Nasdaq Capital Market.

Holders of Record

As of March 6, 2018, there were 28,356,351 shares of our common stock outstanding. There were approximately 35 holders of record at March 6, 2018.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividend on our common stock and our Board does not intend to do so in the foreseeable future.  The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. In addition, our outstanding Notes and our outstanding Series A Preferred Stock each restrict our ability to pay cash dividends on our equity securities.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

All information regarding the issuance of our securities during the year ended December 31, 2017 have been previously disclosed in current reports we have filed on Form 8-K or in quarterly reports we have filed on Form 10-Q. We did not issue any unregistered equity securities during the quarter ended December 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2017.

 Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included in Part IV of this Form 10-K.
Overview
We are an autologous cell and gene therapy company focused on translating personalized biologics into medical breakthroughs for diseases affecting the skin and connective tissue. Our distinctive approach to personalized biologics is based on our proprietary autologous fibroblast technology. Fibroblasts are the most common cell in skin and connective tissue and are responsible for synthesizing extracellular matrix proteins, including collagen and other growth factors, that provide structure and support. Because fibroblasts naturally reside in the localized environment of the skin and connective tissue, they represent an ideal delivery vehicle for proteins targeted to these areas. We target the underlying cause of disease by using fibroblast cells from a patient’s skin and genetically modifying them to create localized therapies that are compatible with the unique biology of the patient (i.e., which are autologous).

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

Our current pipeline consists of the following product candidates, which we are developing in collaboration with Intrexon:

FCX-007 is our clinical-stage, gene therapy product candidate for the treatment of RDEB, a congenital and progressive orphan skin disease caused by the deficiency of COL7. FCX-007 is a genetically-modified autologous fibroblast that encodes the gene for COL7 for localized treatment of RDEB and is being developed in collaboration with Intrexon. By genetically modifying autologous fibroblasts ex vivo to produce COL7, culturing them and then treating wounds locally via injection, FCX-007 offers the potential to address the underlying cause of the disease by providing high levels of COL7 directly to the affected areas, thereby avoiding systemic treatment.

FCX-007 is currently in a Phase 1/2 clinical trial. Four patients are enrolled in the Phase 1 portion of the clinical trial and continue to progress through follow-up study visits. We completed dosing of the fourth adult patient and performed additional dosing of existing adult patients in the Phase 1 portion of the trial in the fourth quarter of 2017. We expect to report additional interim adult data and provide a trial update in the second quarter of 2018, which includes presenting at the 7th International Investigative Dermatology meeting in May 2018. We have designated our existing, cGMP cell therapy manufacturing facility in Exton, PA as the production site for FCX-007 in our IND application. FCX-007 drug product dosed in the fourth quarter of 2017 was produced and distributed from our Exton, PA facility.

Prior to treating pediatric patients in this trial, we were required to and obtained allowance from the FDA by submitting evidence of FCX-007 safety and benefit in the adult patients and data from our completed pre-clinical toxicology study. After submission of the requested data, the FDA granted allowance to include pediatric patients in the clinical trial in January 2018. We plan to enroll six patients ages seven and older in the Phase 2 portion of the clinical trial. One RDEB adult patient has been enrolled as the first patient in Phase 2 and dosing of this patient is expected to occur in the second quarter of 2018. With allowance from the FDA, we will now include enrollment of pediatric patients. We expect to complete enrollment of Phase 2 patients in the third quarter of 2018. We plan to report another interim data readout and trial update in the first quarter of 2019.

FCX-007 has received Orphan Drug Designation for the treatment of DEB, including RDEB, Rare Pediatric Disease Designation for the treatment of RDEB and fast track designation for the treatment of RDEB from the FDA.

In addition, our second gene therapy candidate, FCX-013 is in development for the treatment of moderate to severe localized scleroderma, which manifests as excess production of extracellular matrix, specifically collagen, resulting in thickening of the skin and connective tissue. FCX-013 is designed to be injected under the skin at the location of the fibrotic lesions where the genetically-modified fibroblast cells will produce matrix metalloproteinase 1 (MMP-1) to break down excess collagen accumulation. We previously completed a proof-of-concept study and pre-clinical dose-ranging study for FCX-013. In December 2017, we completed a GLP toxicology/biodistribution study. We submitted an IND application for FCX-013 to the

FDA in January 2018, and in March 2018, the FDA allowed the IND to progress to clinical trials. We expect to initiate enrollment for an open label, single arm Phase 1/2 clinical trial in the third quarter of 2018. We plan to manufacture FCX-013 at our Exton, PA cGMP manufacturing facility.

FCX-013 has received Orphan Drug Designation from the FDA for the treatment of localized scleroderma and Rare Pediatric Disease Designation for moderate to severe localized scleroderma.

Gene Therapy Research Program for Arthritis and Related Conditions

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

See “Item 1—Business” within Part I of this Form 10-K for additional details regarding our development programs, research programs, and collaboration agreements.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies and practices are both important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from such estimates due to changes in economic factors or other conditions that are outside the control of management. A summary of our significant accounting policies is more fully described in Note 3 of the Consolidated Financial Statements contained in this Form 10-K.
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

Debt Issuance Costs. The Company follows the guidance under Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) for accounting for debt issuance costs. The Company allocates debt issuance costs between the debt and the warrants on the same basis as proceeds were allocated. The Company expenses issuance costs allocated to the warrants and presents the issuance costs allocated to the debt as a direct reduction from the carrying amount of the debt liability in the balance sheet. However, if debt issuance costs exceed the carrying amount of the debt, issuance costs are recorded to additional paid-in capital as a reduction of the beneficial conversion feature. As of December 31, 2017, the Company’s debt issuance costs are presented in additional paid-in capital as a reduction of the beneficial conversion feature and are being amortized to interest expense (despite their classification in additional paid-in capital) using the effective interest rate method over the expected term of the debt pursuant to ASC 835.

Results of Operations
Comparison of Years Ending December 31, 2017 and 2016
Revenue and Cost of Revenue
Revenue and cost of revenue were comprised of the following:

	Year Ended December 31,		2017 vs 2016 Change
($ in thousands)	2017	2016	$	%
Revenue from product sales	$—	$337	$(337)	(100.0)%	(1)
Collaboration revenue	—	18	(18)	(100.0)%	(1)
Total revenue	—	355	(355)	(100.0)%
Cost of product sales	—	696	(696)	(100.0)%	(1)
Cost of collaboration revenue	—	1	(1)	(100.0)%	(1)
Total cost of revenue	—	697	(697)	(100.0)%
Gross loss	$—	$(342)	342	(100.0)%

(1)
As a result of the wind-down of azficel-T operations in the second half of 2016, we have no products for sale. Therefore in the year ended December 31, 2017 we had no revenues or related cost of revenue.

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

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	Year Ended December 31,		2017 vs 2016 Change
($ in thousands)	2017	2016	$	%
Direct costs:
FCX-007	4,350	3,216	1,134	35.3%	(1)
FCX-013	3,117	1,534	1,583	103.2%	(2)
Other	72	366	(294)	(80.3)%	(3)
Total direct costs	7,539	5,116	2,423	47.4%
Indirect costs:
Regulatory costs	91	762	(671)	(88.1)%	(4)
Intangible amortization	—	231	(231)	(100.0)%	(5)
Compensation and related expenses	2,031	3,267	(1,236)	(37.8)%	(6)
Process development	7	1,014	(1,007)	(99.3)%	(7)
Other indirect R&D costs	2,564	1,734	830	47.9%	(8)
Total indirect costs	4,693	7,008	(2,315)	(33.0)%
Total research and development expenses	$12,232	$12,124	$108	0.9%

(1)
Costs for our FCX-007 program increased approximately $1.1 million, or 35.3%, for the year ended December 31, 2017 compared to 2016 due primarily to costs associated with the Phase 1 portion of our Phase 1/2 clinical trial for FCX-007 in adults which began in the second quarter of 2016 and continued throughout 2017.

Through December 31, 2017, we have incurred approximately $24.8 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase 1/2 clinical trial protocol and recruiting subjects, clinical product manufacturing, statistical analyses, report generation and future clinical trial costs.

(2)
Costs for our FCX-013 program for the year ended December 31, 2017 increased approximately $1.6 million, or 103.2% compared to 2016 due primarily to costs associated with a pre-clinical dose-ranging study and a toxicology study.

Through December 31, 2017, we have incurred approximately $13.9 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Intrexon. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept study, a pre-clinical dose-ranging study and a toxicology study. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee (NIH RAC) meeting preparation expenses, and the design and execution of clinical trials.

(3)
Costs for our other programs decreased approximately $0.3 million or 80.3%, for the year ended December 31, 2017 compared to 2016. The azficel-T for chronic dysphonia program was discontinued at June 30, 2016 and the costs recorded since then relate to specific close out activities of the program.

(4)
Regulatory costs decreased approximately $0.7 million, or 88.1%, for the year ended December 31, 2017 compared to 2016 due primarily to a decrease in costs incurred with the FDA for fees levied under the Prescription Drug User Fee Act (PDUFA). The decrease in fees resulted from our decision to wind-down azficel-T (including LAVIV), which began in the fourth quarter of 2016, exempted us from being assessed annual product registration and establishment fees imposed under PDUFA, which resulted in substantial cost savings.

(5)
Intangible asset amortization decreased approximately $0.2 million, or 100.0%, for the year ended December 31, 2017 compared to 2016 due to the impairment of our intangible assets during the second quarter of 2016 which resulted in no amortization expense during the second half of 2016 or all of 2017. See Note 3 in the accompanying Notes to the Consolidated Financial Statements contained in this Form 10-K for further details.

(6)
Compensation and related expenses decreased approximately $1.2 million, or 37.8%, for the year ended December 31, 2017 compared to 2016, due primarily to decreases in salaries, benefits and bonus expense resulting from the reduction in workforce associated with the wind-down of azficel-T operations which occurred in June 2016.

(7)
Process development costs decreased approximately $1.0 million, or 99.3%, for the year ended December 31, 2017 compared to 2016, as a result primarily of internal process development work being halted in June 2016 in connection with the wind-down of azficel-T operations and related restructuring initiatives.

(8)
Other indirect R&D costs increased approximately $0.8 million, or 47.9%, for the year ended December 31, 2017 compared to 2016, due primarily to the inclusion of costs for overhead items that were previously part of the cost of products sold computation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were comprised of the following:

	Year Ended December 31,		2017 vs 2016 Change
($ in thousands)	2017	2016	$	%
Compensation and related expenses	$1,764	$4,695	(2,931)	(62.4)%	(1)
Professional fees	2,103	2,161	(58)	(2.7)%	(2)
Facilities and related expenses and other	2,882	2,917	(35)	(1.2)%	(3)
Total selling, general and administrative expenses	$6,749	$9,773	$(3,024)	(30.9)%

(1)
Compensation and related expenses decreased approximately $2.9 million, or 62.4% for the year ended December 31, 2017 compared to 2016. The decrease is due primarily to reductions in employee count and their related expenses, all as part of a reduction in workforce at June 30, 2016, and management reorganization and reduction later into 2016 and early 2017.

(2)	Professional fees decreased approximately $0.06 million, or 2.7%, for the year ended December 31, 2017 compared to 2016. This decrease is attributable primarily to lower levels of business activity.

(3)	Facilities and related expenses were approximately $2.9 million for both of the years ending December 31, 2017 and 2016.
Intangible Asset Impairment Expense

During the year ended December 31, 2016 we recorded a non-cash impairment charge of approximately $3.9 million to write off our intangible assets in connection with our decision to wind-down azficel-T (including LAVIV). No such charges were incurred during 2017. See Note 3 in the accompanying Notes to the Consolidated Financial Statements contained in this Form 10-K for further details.

Restructuring Costs

During the year ended December 31, 2016 we recorded restructuring costs totaling approximately $0.3 million. Restructuring costs were comprised of employee severance and benefit related charges associated with our reduction in workforce in June 2016 and non-cash impairment charges against the carrying values of equipment with no alternative future use. No such costs were incurred during 2017. See Part I, Item 1, "Business —Wind-down of azficel-T Operations" of this Form 10-K and Note 12 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K for further details.

Warrant Revaluation Income

During the years ended December 31, 2017 and 2016, we recorded non-cash income of approximately $4.9 million and $11.9 million, respectively, for warrant revaluation income in our Consolidated Statements of Operations. Due to the nature and inputs of the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations from year to year. These fluctuations were due to a variety of factors including changes in our stock price, changes in the remaining contractual life of the warrants, and changes in management’s estimated probability of certain events occurring that would impact the warrants. Warrant revaluation income for 2017 and 2016 was driven primarily by decreases in both our stock price and the remaining contractual term of the warrants.

Derivative Revaluation Expense

During the years ended December 31, 2017 and 2016, we recorded non-cash derivative revaluation expense of approximately $1.4 million and $0.5 million, respectively, for derivative liability revaluation charges in our Consolidated Statement of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the 2016 Private Placement. Derivative valuation expense was primarily the result of the decrease in our stock price during the year ended December 31, 2017. See Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K for further details.

Interest Expense

During the years ended December 31, 2017 and 2016, we recorded interest expense of approximately $0.8 million and $0.2 million, respectively, in our Consolidated Statement of Operations related to the Notes that we issued in the 2016 Private Placement which bear interest at 4% per annum. No such expenses were incurred in prior periods. See Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K for further details.

Net Loss

Net loss increased approximately $0.8 million to $16.2 million for the year ended December 31, 2017, as compared to $15.3 million for the year ended December 31, 2016.  The increase was due primarily to an overall net decrease in operating expenses of approximately $7.9 million, as more fully described at the component level above, offset by a decrease in warrant revaluation income of approximately $7.0 million, increased derivative revaluation expense of approximately $0.9 million and increased interest expense of approximately $0.6 million.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of December 31, 2017, we had an accumulated deficit of approximately $178.8 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future. Additionally, to fund our operations, we issued convertible promissory notes in an aggregate amount of approximately $18.1 million, which bear interest at 4% per annum, in connection with the 2016 Private Placement as more fully described under the heading “Contractual Obligations” below and in Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K.

Our financial condition is summarized below as of the following dates:

	As of December 31,		Change
($ in thousands)	2017	2016	$	%
Cash and cash equivalents	$17,417	$17,515	$(98)	(0.6)%

Working capital:
Total current assets	$17,902	$18,028	$(126)	(0.7)%
Less: Total current liabilities	4,425	2,987	1,438	48.1%
Net working capital	$13,477	$15,041	$(1,564)	(10.4)%

Convertible notes payable (gross principal)	$18,003	$18,088	$(85)	(0.5)%

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of approximately $17.4 million as of December 31, 2017. As of December 31, 2017, we had net working capital of approximately $13.5 million which decreased approximately $1.6 million, or 10.4%, from December 31, 2016. We believe that our existing cash and cash equivalents, will be sufficient to fund our operations into the first quarter of 2019; however, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations. Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

•	the cost of clinical activities and outcomes related to our Phase 1/2 clinical trial for FCX-007;

•	the costs of clinical activities related to FCX-013, for which we received FDA allowance for our IND in the first quarter of 2018;

•	the cost of additional pre-clinical studies and clinical trials in order to obtain regulatory approvals for our product candidates;

•	the cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications; and

•	the cost of filing, surveillance around, prosecuting, defending and enforcing patent claims.

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

These factors raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our Consolidated Financial Statements for the year ended December 31, 2017 includes a paragraph related to the substantial doubt about our ability to continue as a going concern.

Nasdaq Deficiency Notice

On January 23, 2018, we received (the “Notice”) from Nasdaq that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The Notice has no immediate effect on the listing of our common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “FCSC.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until July 23, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by July 23, 2018, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards which require, among other things, that we have at least $5 million of stockholders’ equity or at least $4 million of stockholders’ equity and $50 million market value of listed shares. If we fail to regain compliance during the applicable period, we will receive notification from Nasdaq that our common stock is subject to delisting. At that time we may then appeal the delisting determination to a Hearings Panel. Such notification will have no immediate effect on our listing on the Nasdaq Capital Market, nor will it have an immediate effect on the trading of our common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with Nasdaq’s minimum bid price requirement. If we regain compliance with the Nasdaq’s minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market, or that our common stock will not be delisted from the Nasdaq Capital Market in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the minimum bid price requirement.

We intend to monitor the closing bid price of our common stock and consider options to resolve our noncompliance with the minimum bid price requirement.

Nasdaq Equity Requirement

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist our common stock if our stockholders’ equity falls below $2.5 million. As of December 31, 2017, our stockholders’ equity was $9.0 million. If our stockholders equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, we will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if we are unable to demonstrate to Nasdaq’s satisfaction that we will be able to sustain compliance with this requirement, Nasdaq may delist our common stock. In addition, even if we regain technical compliance with the stockholders’ equity requirement, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market, including the requirement that our common stock continues to trade above $1.00. For the year ended December 31, 2017, we incurred a net loss of $16.2 million and used $17.0 million in operating activities and had an accumulated deficit of $178.8 as of December 31, 2017.

We are actively monitoring our stockholders’ equity and will consider any and all options available to us to maintain compliance. There can be no assurance, however, that we will be able to maintain compliance and meet Nasdaq’s minimum stockholders’ equity requirements.

2017 Series A Preferred Stock Offering

On March 8, 2017, we completed the Series A Convertible Preferred Stock Offering for the sale of $8.0 million of our Series A Preferred Stock and the March 2017 Warrants to certain of our existing investors, including certain related parties (including Intrexon). After deducting offering expenses, net proceeds from the offering excluding the proceeds, if any, from the exercise of the March 2017 Warrants, was approximately $7.6 million.

2017 Common Stock and Warrant Offering

On December 11, 2017, we completed the December 2017 Offering for the sale of $10.5 million of shares of our common stock, detachable warrants to the general public and the December 2017 Underwriter Warrants. After deducting offering expenses, net proceeds from the December 2017 Offering excluding the proceeds, if any, from the exercise of the warrants, was approximately $9.3 million.

Also, see Risks Related to Our Financial Position and Need for Additional Capital included within Part I, Item 1A, “Risk Factors” of this Form 10-K.

Cash Flows

The following table summarizes our cash flow activity:

	Year Ended December 31,		2017 vs 2016 Change
($ in thousands)	2017	2016	$	%
Net cash flows provided by (used in):
Operating activities	$(17,037)	$(29,390)	$12,353	(42.0)%
Investing activities	$(433)	$(252)	$(181)	71.8%
Financing activities	$17,372	$17,889	$(517)	(2.9)%
Operating Activities.  Cash used in operating activities during the year ended December 31, 2017 was approximately $17.0 million, a decrease of approximately $12.4 million over the year ended December 31, 2016. This decrease was due primarily to the $10 million up-front technology access fee payment to Intrexon in January 2016 in connection with the 2015 ECC, for which there was no comparable payment in 2017, as well as decreased operating costs related to the reduction in workforce at June 30, 2016.

Investing Activities.  Cash used in investing activities during the year ended December 31, 2017, increased by approximately $0.2 million over the year ended December 31, 2016. The amount in both periods related primarily to the purchases of equipment and leasehold improvements.

Financing Activities.  Cash provided by financing activities during the year ended December 31, 2017 was approximately $17.4 million, a decrease of approximately $0.5 million as compared to the year ended December 31, 2016. The decrease was due primarily to net proceeds from the two offerings in 2017, raising approximately $16.9 million, as compared to the 2016 Private Placement of approximately $17.9 million. See additional information regarding the two 2017 offerings in Note 9, Equity, See additional information regarding the 2016 Private Placement included under the heading “Contractual Obligations” below and in Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this     Form 10-K.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
($ in thousands)	Total	2018	2019	2020	2021	2022	2023 and thereafter
Operating lease obligations (1)	$7,451	$1,254	$1,416	$1,471	$1,471	$1,471	$368
Debt obligations (2)	21,968	—	—	—	21,968	—	—
Total (3)	$29,419	$1,254	$1,416	$1,471	$23,439	$1,471	$368

(1)	Operating lease obligations are stated based on the amended lease agreement for our office, warehouse and laboratory facility executed in February 2012.

(2)
Obligations under the Notes issued in connection with the 2016 Private Placement which includes principal and accrued interest through September 7, 2021, based on stated fixed rates, as we have elected to accrue interest. The Notes have a maturity date of the earlier of (i) September 7, 2026 and (ii) one-hundred and eighty (180) days after the date on which our product candidate, FCX-007, is approved by the FDA for the treatment of RDEB. However, each Note holder has the right to require us to repay all or any portion of the unpaid principal and accrued interest from time to time on or after September 7, 2021. See details under the sub-heading “2016 Private Placement” below.

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

2016 Private Placement

In September 2016, we issued an aggregate of approximately $18.1 million in principal of Notes and accompanying Private Placement Warrants to purchase an aggregate of 6,029,174 shares of common stock in a private placement to the Investors, including certain related parties (including Intrexon) which were issued an aggregate of approximately $6.8 million in principal of Notes and accompanying Private Placement Warrants to purchase an aggregate of 2,254,168 shares of our common stock.

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

All unpaid principal of each Investor’s Note is convertible, at any time and from time to time, at the option of such Investor into shares of common stock at the conversion price, ($3.40875,to $3.52875) and accrued interest is convertible at the greater of (x) the conversion price or (y) the last closing bid price of a share of common stock as reported on the Nasdaq Capital Market at the time of such Investor’s execution of the Purchase Agreement, plus $0.12625.

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
Collaborations with Related Party

We are party to two separate exclusive channel collaboration agreements with Intrexon, a related party, pursuant to which we became Intrexon’s exclusive channel collaborator in the research, development and commercialization of certain products as defined in the respective agreements. In connection with these exclusive channel collaboration agreements, we engage Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburses Intrexon for its cost for time and materials for such services.

For the years ended December 31, 2017 and 2016, we incurred expenses of $5.7 million and $3.7 million, respectively, for payments to Intrexon.  As of December 31, 2017 and 2016, we had outstanding payables with Intrexon of $2.3 million and $0.9 million, respectively.

For additional details, see information within Part I, Item 1—Business, under the heading “Intrexon Collaborations” and Note 14, Related Party Transactions, to the Consolidated Financial Statements, included in Part IV of this Form 10-K.
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
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer), concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, who also serves as our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

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

Based on our evaluation under the framework in COSO 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm because smaller reporting companies are exempt from this requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Our Board has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.fibrocell.com) under “Corporate Governance” within the “Investors” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code and by posting such information on the website address and location specified above.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.
 Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.
Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

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

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock) incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 8, 2017)

3.7	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015)
3.8	Amendment to Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 23, 2009)
4.2	Form of Common Stock Purchase Warrant used for the Series E Preferred Stock offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed May 14, 2012)
4.3	Form of Amended and Restated Common Stock Purchase Warrant issued to our prior 12.5% Note holders (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed October 9, 2012)
4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed September 8, 2016)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed September 8, 2016)
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on March 8, 2017)
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed December 11, 2017)
4.8	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed December 11, 2017)

4.9		Form of Underwriter’s Common Stock Purchase Warrant issued in December 2017 offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed December 11, 2017)
10.1		Lease Agreement between Isolagen, Inc. and The Hankin Group dated April 7, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed April 12, 2005)
10.2
Amendment to Lease Agreement between Fibrocell Science, Inc. and The Hankin Group dated February 17, 2012 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed March 30, 2012)

10.3		Securities Purchase Agreement dated October 5, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 9, 2012)
10.4		Registration Rights Agreement dated October 5, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed October 9, 2012)
10.5		Stock Issuance Agreement dated October 5, 2012 between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed October 9, 2012)
10.6
Amendment and Conversion Agreement dated October 5, 2012 between the Company and the Holders of the Company’s Notes (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed October 9, 2012)

10.7
Exclusive Channel Collaboration Agreement between Intrexon Corporation and Fibrocell Science, Inc. (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed April 1, 2013)

10.8
First Amendment to Exclusive Channel Collaboration Agreement between the Company and Intrexon Corporation dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2013)

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

10.14	U	Fibrocell Science, Inc. 2009 Equity Incentive Plan, as amended and restated as of March 11, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 20, 2014)
10.15
Form of Nonqualified Stock Option Agreement for Employee Grants under Fibrocell Science, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)

10.16
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

10.18	U	Employment Agreement between the Company and Michael F. Marino dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015)
10.19	U	Employment Agreement between the Company and John Maslowski dated September 14, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 16, 2015)
10.20	U	Offer Letter by and between the Company and John M. Maslowski dated December 18, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed December 19, 2016)
10.21	U
Separation Agreement and General Release by and between the Company and Michael F. Marino dated January 25, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 26, 2017)

10.22	U
Separation Agreement and General Release by and between the Company and Kimberly M. Smith dated March 3, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 3, 2017)

10.23
Agreement for the Purchase and Sale of Convertible Debt and Common Stock Warrants dated August 9, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 3, 2016)

10.24	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 8, 2016)
10.25
Controlled Equity Offering Sales Agreement by and between the Company and Cantor Fitzgerald & Co. dated January 21, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed January 21, 2016)

10.26
Form of Securities Purchase Agreement by and between the Company and other signatories thereto dated March 7, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 8, 2017

10.27	Engagement Letter, dated May 8, 2017, by and between the Company and AC Lordi (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 9, 2017)

*21	List of Subsidiaries
*23	Consent of PricewaterhouseCoopers LLP
*31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
U	Indicates management contract or compensatory plan or arrangement.
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

Date: March 19, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John M. Maslowski	President and Chief Executive Officer	March 19, 2018
John M. Maslowski	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Douglas J. Swirsky	Chairman of the Board	March 19, 2018
Douglas J. Swirsky

/s/ Kelvin Moore	Director	March 19, 2018
Kelvin Moore

/s/ Marc Mazur	Director	March 19, 2018
Marc Mazur

/s/ Julian Kirk	Director	March 19, 2018
Julian Kirk

/s/ Marcus Smith	Director	March 19, 2018
Marcus Smith

/s/ Christine St.Clare	Director	March 19, 2018
Christine St.Clare

Fibrocell Science, Inc.

F 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fibrocell Science, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fibrocell Science, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 19, 2018

We have served as the Company's auditor since 2015.

F 2

Fibrocell Science, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$17,417	$17,515
Prepaid expenses and other current assets	485	513
Total current assets	17,902	18,028
Property and equipment, net of accumulated depreciation of $1,919 and $1,561, respectively	1,470	1,489
Other assets	39	65
Total assets	$19,411	$19,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$862	$440
Related party payable	2,303	942
Accrued expenses	1,260	1,551
Warrant liability, current	—	54
Total current liabilities	4,425	2,987
Convertible promissory notes, net of debt discount of $18,003 and $18,088, respectively (see Note 7)	—	—
Accrued interest payable	967	228
Warrant liability, long term	1,073	5,980
Derivative liability	3,136	1,735
Deferred rent	803	791
Total liabilities	10,404	11,721

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 8,000 shares issued and outstanding as of December 31, 2017; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016; aggregate liquidation preference of $8,264 at December 31, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 25,940,247 shares issued and outstanding as of December 31, 2017; 150,000,000 shares authorized, 14,688,135 shares issued and outstanding as of December 31, 2016	26	15
Additional paid-in capital	187,784	170,409
Accumulated deficit	(178,803)	(162,563)
Total stockholders’ equity	9,007	7,861
Total liabilities and stockholders’ equity	$19,411	$19,582

The accompanying notes are an integral part of these consolidated financial statements.

F 3

Fibrocell Science, Inc.
Consolidated Statements of Operations
($ in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Revenue from product sales	$—	$337
Collaboration revenue	—	18
Total revenue	—	355
Cost of product sales	—	696
Cost of collaboration revenue	—	1
Total cost of revenue	—	697
Gross loss	—	(342)
Research and development expenses	6,512	8,400
Research and development expenses - related party	5,720	3,724
Selling, general and administrative expenses	6,749	9,773
Intangible asset impairment expense	—	3,905
Restructuring costs	—	335
Operating loss	(18,981)	(26,479)
Other income (expense):
Warrant revaluation income	4,920	11,884
Derivative revaluation expense	(1,407)	(462)
Interest expense	(828)	(228)
Other income (expense), net	56	(7)
Loss before income taxes	(16,240)	(15,292)
Income tax benefit	—	—
Net loss	(16,240)	$(15,292)
Dividend paid in-kind to preferred stockholders	(264)	—
Deemed dividend on preferred stock (see Note 9)	(4,099)	—
Net loss attributable to common stockholders	$(20,603)	$(15,292)

Per Share Information:
Net loss
— Basic	$(1.33)	$(1.04)
— Diluted	$(1.33)	$(1.18)

Weighted average number of common shares outstanding
— Basic	15,454,199	14,641,528
— Diluted	15,460,118	14,647,534

The accompanying notes are an integral part of these consolidated financial statements.

F 4

Fibrocell Science, Inc.
Consolidated Statements of Stockholders’ Equity
($ in thousands, except share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	—	$—	14,634,855	$15	$161,359	$(147,171)	$14,203
Cumulative effect from adoption of new accounting standard (Note 3)	—	—	—	—	100	(100)	—
Stock-based compensation expense	—	—	—	—	1,933	—	1,933
Issuance of shares under “At-The-Market” equity program, net of offering costs	—	—	53,280	—	—	—	—
Intrinsic value of beneficial ownership conversion feature, net of issuance costs (Note 7)	—	—	—	—	7,017	—	7,017
Net loss	—	—	—	—	—	(15,292)	(15,292)
Balance, December 31, 2016	—	$—	14,688,135	$15	$170,409	$(162,563)	$7,861
Issuance of Series A convertible preferred stock with detachable warrants net of issuance costs of $377	8,000	—	—	—	7,623	—	7,623
Stock-based compensation expense	—	—	—	—	322	—	322
Exercise of liability-classified warrants	—	—	6,941	—	41	—	41
Conversion of promissory notes	—	—	24,911	—	95	—	95
Issuance of common stock with detachable warrants net of issuance costs $1,175	—	—	11,220,260	11	9,294	—	9,305
Net loss	—	—	—	—	—	(16,240)	(16,240)
Balance, December 31, 2017	8,000	$—	25,940,247	$26	$187,784	$(178,803)	$9,007

The accompanying notes are an integral part of these consolidated financial statements.

F 5

Fibrocell Science, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,240)	$(15,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	322	1,933
Warrant liability revaluation income	(4,920)	(11,884)
Derivative liability revaluation expense	1,407	462
Loss on disposal or impairment of property and equipment	40	69
Depreciation and amortization	384	564
Amortization of discount on convertible debt converted to common shares	86	—
Intangible asset impairment	—	3,905
Recovery of doubtful accounts	—	(12)
Loss on write-down of inventory	—	356
Decrease (increase) in operating assets:
Accounts receivable	—	12
Inventory	—	126
Prepaid expenses and other current assets	28	796
Other assets	26	(65)
Increase (decrease) in operating liabilities:
Accounts payable	69	(139)
Related party payable	1,361	(9,778)
Accrued expenses and deferred rent	(342)	(214)
Accrued interest payable	742	228
Deferred revenue	—	(457)
Net cash used in operating activities	(17,037)	(29,390)
Cash flows from investing activities:
Purchase of property and equipment	(433)	(253)
Proceeds from the sale of property and equipment	—	1
Net cash used in investing activities	(433)	(252)
Cash flows from financing activities:
Proceeds from private placement, net	7,623	17,933
Proceeds from common stock offering, net	9,749	—
Payment of deferred offering costs	—	(42)
Principal payments on capital lease obligations	—	(2)
Net cash provided by financing activities	17,372	17,889
Net decrease in cash and cash equivalents	(98)	(11,753)
Cash and cash equivalents, beginning of period	17,515	29,268
Cash and cash equivalents, end of period	$17,417	$17,515

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$29	$57
Offering costs in accounts payable and accrued expenses	$444	$23
Reduction of warrant liability upon cashless exercise of warrants	$41	$—
Reduction of accrued interest payable upon cashless exercise of promissory notes	$3	$—
Reduction in derivative liability upon cashless exercise of promissory notes	$6	$—
Cashless exercise of promissory notes	$85	$—
Dividend paid in-kind to preferred stockholders	$264	$—
Deemed dividend on preferred stock	$4,099	$—

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

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. For the year ended December 31, 2017, the Company incurred a net loss of approximately $16.2 million, had an accumulated deficit of $178.8 million and used approximately $17.0 million in cash for operations. As of December 31, 2017, the Company had cash and cash equivalents of approximately $17.4 million and working capital of approximately $13.5 million. The Company believes that its cash and cash equivalents at December 31, 2017, will be sufficient to fund operations into the first quarter of 2019. The Company will require additional capital to fund operations beyond that point. To meet its capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

On January 23, 2018, the Company received notice from the Nasdaq Stock Market LLC that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “FCSC.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until July 23, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event the Company does not regain compliance by July 23, 2018, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that the Company’s common stock will be subject to delisting from the Nasdaq Capital Market. In that event, the Company may appeal such delisting determination to a hearings panel.

F 7

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 1. Business and Organization (continued)

The Company intends to monitor the closing bid price of its common stock and consider options to resolve its noncompliance with the minimum bid price requirement.

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist our common stock if our stockholders’ equity falls below $2.5 million. As of December 31, 2017, our stockholders’ equity was $9.0 million. If our stockholders equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, we will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if we are unable to demonstrate to Nasdaq’s satisfaction that we will be able to sustain compliance with this requirement, Nasdaq may delist our common stock. In addition, even if we regain technical compliance with the stockholders’ equity requirement, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market, including the requirement that our common stock continues to trade above $1.00.

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

All intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign operations are immaterial and it has no unrealized gains or losses from the sale of investments. As a result, it does not have any items that would be classified as other comprehensive income in such a statement.

Reclassifications

On March 10, 2017, the Company implemented a one-for-three reverse split of its issued and outstanding shares of common stock (the Reverse Stock Split), as authorized at a special meeting of stockholders on March 1, 2017. The Reverse Stock Split became effective on March 10, 2017 at 5:00 pm and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of business on March 13, 2017. As of a result of the Reverse Stock Split, every three shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. By letter dated March 27, 2017, The Nasdaq Capital Market Listing Qualification Department, confirmed that the Company’s common stock was in compliance with listing requirements.
All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the Reverse Stock Split. Accordingly, the Consolidated Statement of Stockholders’ Equity reflects the impact of the Reverse Stock Split by reclassifying from “Common Stock” to “Additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.
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

Segment Information

The Company has determined that it operates in only one segment, as it only reports operational results on an aggregate basis to its chief operating decision maker. Additionally, all of the Company’s research development activities occur in, and assets are located in, the United States.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

F 9

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 3. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are limited to the Company’s cash and cash equivalents. As of December 31, 2017, the Company maintains its operating cash with one major U.S. domestic bank and the remainder of its cash and cash equivalents as a money market fund with one major global bank.  Federal insurance coverage on operating cash amounted to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may exceed federally insured limits.  The terms of these deposits are on demand to minimize risk.  The Company has not incurred losses related to these deposits.

Property and Equipment

Property and equipment is carried at acquisition cost less accumulated depreciation, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable as described further under the heading “Impairment of Long-lived Assets” below. The cost of normal, recurring, or periodic repairs and maintenance activities related to property and equipment are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.

Depreciation is computed on a straight-line basis over the estimated useful life of the respective assets, which are summarized as follows:

Property and equipment category	Useful life
Computer equipment and software	3 years
Laboratory equipment	6 years
Furniture and fixtures	10 years
Leasehold improvements	Lesser of remaining lease term or life of asset
When an asset is disposed of, the associated cost and accumulated depreciation is removed from the related accounts on the Company’s Consolidated Balance Sheet with any resulting gain or loss included in the Company’s Consolidated Statement of Operations.

Intangible Assets

Intangible assets were research and development assets related to the Company’s primary study on azficel-T that were capitalized on the balance sheet upon emergence from bankruptcy. The portion of the reorganization value which was attributed to identifiable intangible assets was $6.3 million. Azficel-T had two target indications: the Company’s FDA-approved product LAVIV® and a clinical development program for azficel-T for the treatment of vocal cord scarring resulting in chronic or severe dysphonia. Effective January 1, 2012, the Company launched LAVIV and as a result, the research and development intangible assets related to the Company’s primary study were considered to be finite-lived intangible assets and began amortizing over 12 years, the estimated useful life of the assets which was analogous with the exclusivity period granted to the Company under the BLA.

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. The Company reviews the estimated remaining useful life of its intangible assets on an annual basis with any changes, if applicable, accounted for prospectively. Additionally, finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable as described further under the heading "Impairment of Long-lived Assets" below. Amortization expense for the year ended December 31, 2016 was approximately $0.2 million. For the year ended December 31, 2017, the Company did not have any intangible assets nor any amortization expense of them. See below for discussion of impairment charges incurred.

F 10

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 3. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (i.e., impaired). Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value (less costs to sell for assets to be disposed of) as estimated using one of the following approaches: income, cost and/or market. Fair value using the income approach is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value utilizing the cost approach is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.

In June 2016, based on its failure to achieve primary efficacy endpoints for its Phase II clinical trial of azficel-T for the treatment of vocal cord scarring, the Company determined to wind-down its azficel-T operations as more fully described in Note 12. As a result, management concluded that the Company’s intangible assets had become fully impaired. Accordingly, a non-cash impairment charge of approximately $3.9 million was recorded during the second quarter of 2016 and is included in the Consolidated Statement of Operations for the year ended December 31, 2016, as a result of the impairment, the carrying value of the intangible asset was $0 as of December 31, 2017 and 2016, respectively.
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

Debt Issuance Costs. The Company follows the guidance under Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) for accounting for debt issuance costs. The Company allocates debt issuance costs between the debt and the warrants on the same basis as proceeds were allocated. The Company expenses issuance costs allocated to the warrants and presents the issuance costs allocated to the debt as a direct reduction from the carrying amount of the debt liability in the balance sheet. However, if debt issuance costs exceed the carrying amount of the debt, issuance costs are recorded to additional paid-in capital as a reduction of the beneficial conversion feature. As of December 31, 2017, the Company’s debt issuance costs are presented in additional paid-in capital as a reduction of the beneficial conversion feature and are being amortized to interest expense (despite their classification in additional paid-in capital) using the effective interest rate method over the expected term of the debt pursuant to ASC 835.

Revenue Recognition

Revenue from Product Sales. In June 2011, the FDA approved the Company’s BLA for LAVIV for the improvement of the appearance of moderate to severe nasolabial fold wrinkles in adults. The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition (ASC 605).  In general, ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectability is reasonably assured.

Prepayments on product sales are generally received at three different stages of the treatment: (1) the biopsy stage, (2) the cell harvest stage, and (3) the injection stage. As one full course of LAVIV therapy includes three series of injections, prepayments are deferred and revenue is recognized on a prorata basis as each of the three series of injections is shipped to the physician. In connection with the wind-down of azficel-T operations during 2016 as more fully described in Note 12, the Company wrote off all remaining raw materials and work-in-process inventories as of September 30, 2016.

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

Collaboration revenue for the year ended December 31, 2016 is related to a research and development agreement that the Company has with a third party to investigate potential new non-pharmaceutical applications for the Company’s conditioned fibroblast media technology. Revenue recognized to date from this collaboration relates to an upfront license fee that was amortized over the estimated total contract period and a proof-of-concept study which was completed in 2015.

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

Previously, ASC 718 required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. In the first quarter of 2016, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. In connection with the adoption of this ASU, the Company made an accounting policy election to account for forfeitures as they occur and applied this change in accounting policy on a modified retrospective basis. As a result, the Company recorded a cumulative effect adjustment to retained earnings in 2016 which resulted in an increase to accumulated deficit of $0.1 million with an offsetting increase to additional paid-in capital (zero net total equity impact) as of the date of adoption, principally related to additional stock compensation expense that would have been recognized on unvested outstanding options unadjusted for estimated forfeitures.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the Consolidated Statements of Operations.  No such charges have been incurred by the Company.  For each of the years ended December 31, 2017 and 2016, the Company had no uncertain tax positions.  See Note 13 for additional details.

Loss Per Share Data

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during that period. The diluted loss per share calculation gives effect to dilutive stock options, warrants, convertible notes and other potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share is based on the if-converted method or the treasury stock method, as applicable, and includes the effect from the potential issuance of common stock, such as shares issuable pursuant to the conversion of convertible notes and the exercise of stock options and warrants, assuming the exercise of all “in-the-money” common stock equivalents based on the average market price during the period. Common stock equivalents have been excluded where their inclusion would be anti-dilutive. See Note 15 for additional details.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 - Accounting for Certain Financial Instruments with Down Round Features and Part 2 - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception”. Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company currently does not have any outstanding financial instruments with down round provisions, and therefore the impact of the adoption of this standard on its Consolidated Financial Statements, will not be material.

F 14

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 3. Summary of Significant Accounting Policies (continued)

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” which clarifies the application of stock based accounting guidance when a change is made to the terms or conditions of a share-based payment award. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company does not anticipate any material impacts of adopting this guidance on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet (including by lessees for those leases classified as operating leases under previous GAAP) and disclosing key information about leasing arrangements. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Earlier application is permitted. While the Company is currently assessing the full impact this ASU will have on its Consolidated Financial Statements, the Company believes the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under the current noncancelable operating lease, as amended, for its Exton, PA facility, resulting in the recording of right of use assets and lease obligations. The Company does not anticipate any other material impacts to its Consolidated Financial Statements. Current minimum commitments under noncancelable operating leases are disclosed in Note 16 of these Notes.

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

F 15

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 4. Inventory

For the years ended December 31, 2017 and 2016, the Company had no inventory on hand.

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

Total inventory write-offs of approximately $0.4 million are included in cost of product sales in the Company’s Consolidated Statement of Operations for the year ended December 31, 2016. For the year ended December 31, 2017, raw materials purchased for pre-clinical and clinical trials were charged to R&D expense as incurred.
Note 5. Property and Equipment

Property and equipment consisted of the following as of:

	December 31,
($ in thousands)	2017	2016
Laboratory equipment	$1,514	$1,429
Computer equipment and software	318	313
Furniture and fixtures	44	44
Leasehold improvements	1,412	1,228
Construction-in-process	101	36
Total property and equipment, gross	3,389	3,050
Less: Accumulated depreciation	(1,919)	(1,561)
Total property and equipment, net	$1,470	$1,489
Depreciation expense was approximately $0.4 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively.
Note 6. Accrued Expenses

Accrued expenses consisted of the following as of:

	December 31,
($ in thousands)	2017	2016
Accrued professional fees	$322	$526
Accrued compensation	462	631
Accrued other	476	394
Total accrued expenses	$1,260	$1,551

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

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company repay any such accrued and unpaid interest by delivering such number of shares of common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of Common Stock as reported on Nasdaq on the date of such election and (ii) the Conversion Price (as defined below). As of December 31, 2017, the Company has elected to accrue interest.

All unpaid principal of each Investor’s Note is convertible, at any time and from time to time, at the option of such Investor into shares of common stock at a range of $3.40875 to $3.67875 (the “conversion price”), and any unpaid interest at the greater of (x) the conversion price and (y) the last closing bid price of a share of common stock as reported on Nasdaq at the time of such Investor’s execution of the Purchase Agreement plus $0.12625.

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

F 17

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 7. Convertible Notes (continued)

Convertible promissory notes outstanding were as follows:

($ in thousands)	December 31,
	2017	2016
Convertible promissory notes	$18,003	$18,088
Debt discount - warrants	(9,598)	(9,643)
Debt discount - compound bifurcated derivatives	(1,267)	(1,273)
Debt discount - beneficial conversion feature	(7,138)	(7,172)
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes. Amortization of the debt discounts included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2017 and December 31, 2016 was approximately $0.1 million and $0. Based on an effective yield of approximately 1157% resulting from the Notes being initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021. The amortization of debt discount recorded in the year ended December 31, 2017 was related to the conversion of notes into shares.

Assumptions Used in Determining Fair Value of Compound Bifurcated Derivative

The Company utilizes a binomial lattice model to value its bifurcated derivatives included in the Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together and fair valued as a single, compound embedded derivative. The Company selected a binomial lattice model to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Notes. Such assumptions include, among other inputs:

Volatility. The Company estimates stock price volatility based on the Company’s historical stock price performance over a period of time that matches the volume-weighted average expected remaining life of the Notes.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect at the valuation date commensurate with the expected remaining life assumption.

Expected remaining life. The expected life of the Notes is assumed to be equivalent to their remaining contractual term.

Dividend rate. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

Scenarios. The probability of complex features of the compound bifurcated derivative being triggered is subjective (no observable inputs or available market data) and based on internal and external information known to management at the valuation date. Such assumptions include, among other inputs, probabilities related to a change of control and when it might occur as well as probabilities related to a default under the provisions of the Notes and when it might occur.

Changes to the key assumptions or to the scenarios used in the valuation model, including the probability of key events, such as a change of control transaction, could have a material impact to the overall valuation of the compound bifurcated derivative liability. Additionally, there are other embedded features of the Notes requiring bifurcation, other than the Contingent Put Option and the Contingent Call Option, which had no value at December 31, 2017 or December 31, 2016, due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

F 18

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 7. Convertible Notes (continued)

The estimated fair value of the compound bifurcated derivative is determined using Level 2 and Level 3 inputs. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	December 31, 2017	December 31, 2016
Calculated aggregate value	$3,136	$1,735
Closing price per share of common stock	$0.64	$1.89
Contractual remaining term	8 years, 8 months	9 years, 8 months
Contractual interest rate	4.0%	4.0%
Volume-weighted average conversion rate	$3.40933	$3.40985
Risk-free interest rate (term structure)	1.28% - 2.40%	.44% - 2.45%
Dividend yield	—	—
Credit Rating	CC	CC
Credit Spread	36.98%	33.27%
Volatility	99.0%	99.9%

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation expense in the Company’s Consolidated Statement of Operations.  The change in estimated fair value of the Company’s derivative liability for the years ended December 31, 2017 and December 31, 2016, resulted in non-cash expense of approximately $1.4 million and $0.5 million respectively.

F 19

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 8. Warrants

The Company accounts for common stock warrants as equity instruments, derivative liabilities, or liabilities, depending on the specific terms of the warrant agreement. See Note 3 for further details on accounting policies related to the Company’s stock warrants.

In connection with various financing transactions, the Company has issued warrants to purchase the Company’s common stock. In December 2017, the Company issued (i) pre-funded warrants to purchase an aggregate of 5,922,208 shares of the Company’s common stock and (ii) common stock purchase warrants to purchase up to an aggregate of 14,046,950 shares of the Company’s common stock including warrants to purchase up to 410,586 shares, issued pursuant to the partial exercise of the underwriters option to purchase additional common stock purchase warrants. Each pre-funded warrant was sold together with a common stock purchase warrant to purchase one share of the Company’s common stock at a combined effective price of $0.77 per share and accompanying warrant. Each common stock purchase warrant has an exercise price of $0.77 per share, was exercisable upon the date of issuance and expires five years from the date of issuance. As additional compensation, the Company issued warrants to the underwriter to purchase 436,364 shares of the Company’s common stock. Each such warrant has an exercise price of $0.9625 per share, and was exercisable as of the date of the underwriting agreement, and will expire five years after the date of the underwriting agreement, all as more fully described in Note 9.

In March 2017, the Company issued warrants to purchase 3,437,334 shares of its common stock in connection with the Company’s public offering of convertible preferred stock and warrants (each a Series A Warrant and collectively, the Series A Warrants), more fully described in Note 10. Each warrant has an exercise price of $2.54, was exercisable six months after the date of issuance and will expire five years from the date of issuance.

In September 2016, the Company issued warrants to purchase 6,029,174 shares of its common stock for an exercise price of $4.50 per share to investors in connection with a private placement of convertible debt securities as more fully discussed in Note 7. The warrants are exercisable at any time beginning six months after issuance through five years after issuance. The Company classified these warrants as liabilities based on the guidance in ASC 480, as the warrants contain a provision that could result in the Company’s redemption of the warrants outside its control for cash equal to the value of the warrants calculated using a Black-Scholes option pricing model.

F 20

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 8. Warrants (continued)

The following table summarizes the Company’s outstanding warrants to purchase common stock as of:

	Number of Warrants
	December 31, 2017	December 31, 2016	Exercise Price	Expiration Dates
Liability-classified Warrants
Issued in Series E Preferred Stock offering (1)	—	71,430	$2.10	Dec 2017
Issued with June 2012 Convertible Notes	375,194	375,194	$7.50	Jun 2018
Issued in Series E Preferred Stock offering	523,045	523,045	$22.50	Dec 2018
Issued with September 2016 Convertible Notes	6,029,174	6,029,174	$4.50	Sep 2021
	6,927,413	6,998,843
Equity-classified Warrants

Issued in 2017 Series A Preferred Stock Offering	3,437,334	—	$2.54	Mar 2022
Issued in 2017 Common Stock Offering - common warrants	14,046,950	—	$0.77	Dec 2022
Issued in 2017 Common Stock Offering - underwriter warrants	436,364	—	$0.9625	Dec 2022
Issued in 2017 Common Stock Offering - pre-funded warrants	2,416,104	—	$0.01	No exp
	20,336,752	—

Total outstanding warrants	27,264,165	6,998,843

(1)
As a result of the anti-dilution provisions contained in the warrants, the exercise price for warrants issued in connection with the Company’s Series E Preferred Stock offering was decreased from $2.50 per warrant share to $2.10 and from $2.10 per warrant share to $0.77 and the number of warrant shares was increased by 154,288 and 80,197 during 2016 and 2017, respectively.

The table below is a summary of the Company’s warrant activity for the year ended December 31, 2017.

	Number of warrants
	Liability-classified	Equity-classified	Total	Weighted-average exercise price
Outstanding at December 31, 2016	6,998,843	—	6,998,843	$5.98
Granted	—	23,842,856	23,842,856	0.84
Adjustments (1)	80,197		80,197	0.77
Exercised	(25,000)	(3,506,104)	(3,531,104)	0.02
Expired	(126,627)	—	(126,627)	0.77
Outstanding at December 31, 2017	6,927,413	20,336,752	27,264,165	$2.26
(1) See footnote 1 above.

Accounting for Liability-classified Warrants

The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in warrant revaluation income in the Company’s Consolidated Statement of Operations in each subsequent period.  The change in estimated fair value of the Company’s warrant liability for the years ended December 31, 2017 and 2016 resulted in non-cash income of $4.9 million and $11.9 million, respectively. Additionally, the warrants are classified as either current or non-current on the Company’s Consolidated Balance Sheet based on their contractual expiration date. The Company utilizes the Monte Carlo simulation valuation method to value its liability-classified warrants.

F 21

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 8. Warrants (continued)

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

Scenarios. The probability of complex features of the warrants being triggered is subjective (no observable inputs or available market data) and based on internal and external information known to management at the valuation date. Such assumptions include, among other inputs, probabilities related to a change of control and when it might occur as well as probabilities related to a default under the provisions of the Notes and when it might occur.

Changes to the key assumptions or to the scenarios used in the valuation model, including the probability of key events, such as a change of control transaction, could have a material impact to the overall valuation of the warrant liability.

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

($ in thousands, except per share data)	December 31, 2017	December 31, 2016
Calculated aggregate value	$1,073	$6,034
Weighted average exercise price per share	$6.02	$5.98
Closing price per share of common stock	$0.64	$1.89
Volatility	92.2%	85.6%
Weighted average remaining expected life	3 years, 4 months	4 years, 3 months
Risk-free interest rate	2.00%	1.75%
Dividend yield	—	—
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

F 22

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 9. Equity (continued)

Stock is set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated March 7, 2017 (Certificate of Designation).

On March 7, 2017, the Company entered into a securities purchase agreement with certain of its existing accredited investors pursuant to which the Company agreed to sell a total of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of the Company’s Series A Preferred Stock, with an initial stated value of $1,000 and is convertible into 429 shares of the Company’s common stock with a conversion price of $2.3271 and (ii) a warrant to purchase up to the number of shares of common stock equal to 100% of the conversion shares issuable on March 7, 2017 pursuant to the shares of Series A Preferred Stock purchased by each investor (collectively, the 2017 Series A Preferred Stock Offering). The 2017 Series A Preferred Stock Offering closed on March 8, 2017 and resulted in gross proceeds of $8.0 million, before deducting offering costs.

The proceeds from the 2017 Series A Preferred Stock Offering (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Preferred Stock issued was calculated as the sum of (i) the value of the Series A Preferred Stock as if it had been converted into common stock on the issuance date and (ii) the value of a perpetual annuity paying a 4% dividend rate in conversion shares for five years and 8% thereafter. In connection with the valuation, the following assumptions were used: risk free interest rate of 3.15%, credit spread of 31.27% and a market yield of 34.42%. The application of the relative fair value method resulted in an allocation of gross proceeds to the Series A Preferred Stock of approximately $1.3 million, net of discounts of $3.0 million attributed to the warrants (See Note 5) and $3.7 million from a beneficial conversion feature. The discount attributed to the beneficial conversion feature was immediately amortized as the Series A Preferred Stock has no stated redemption date and is convertible at the issuance date. For the year ended December 31, 2017, the Company recognized approximately $4.1 million of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

The discount attributed to the warrants is being accreted using the effective interest method and charged as a deemed dividend to additional paid-capital (in the absence of retained earnings), over the five-year period of the Series A Preferred Stock in which the stated dividend rate is 4%. For the year ended December 31, 2017 the Company recognized approximately$0.3 million in deemed dividends due to the accretion of the warrant discount.

The 2017 Series A Preferred Stock Offering securities purchase agreement contains customary representations, warranties, and agreements by the Company. The securities purchase agreement also contains customary prohibitions on certain Company payments, the incurrence of certain senior and pari passu debt, certain affiliate transactions and the incurrence of certain liens.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five-year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly and payable only by way by increasing the stated value of the Series A Preferred Stock in accordance with the terms of the Certificate of Designation. For the year ended December 31, 2017 cumulative dividends paid in-kind to holders of the Series A Preferred Stock were approximately $0.3 million.

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

F 23

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 9. Equity (continued)

A Preferred Stock in redemption, distribution of assets upon a liquidation or dividends. If there are insufficient assets to pay in full such amounts, then the available assets will be ratably distributed to the holders of the Series A Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Common Stock

In July 2016, the Company amended its Restated Certificate of Incorporation, as amended, to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 150,000,000.

On March 10, 2017, the Company implemented a one-for-three reverse split of its issued and outstanding shares of common stock (the Reverse Stock Split), as authorized at a special meeting of stockholders on March 1, 2017. The Reverse Stock Split became effective on March 10, 2017 at 5:00 pm and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of business on March 13, 2017. As of a result of the Reverse Stock Split, every three shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. By letter dated March 27, 2017, The Nasdaq Capital Market Listing Qualification Department, confirmed that the Company’s common stock was in compliance with listing requirements.

December 2017 Public Offering

On December 7, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), relating to the sale of 7,714,156 shares of its common stock, par value $0.001 per share (the “Common Stock”), pre-funded warrants to purchase an aggregate of 5,922,208 shares of common stock and common warrants to purchase up to an aggregate of 13,636,364 shares of common stock (the “Offering”). Each share of common stock or pre-funded warrant, as applicable, was sold together with a common warrant to purchase one share of common stock at a combined effective price to the public of $0.77 per share and accompanying common warrant. At December 31, 2017, 3,506,104 of the pre-funded warrants had been exercised and converted to shares of common stock.

Pursuant to the HCW Underwriting Agreement, the Company granted HCW a thirty day option, which option ended on January 6, 2018, to purchase up to 2,045,454 additional shares of Common Stock at a purchase price of $0.76 per share and/or common warrants to purchase up to an aggregate of 2,045,454 shares of Common Stock at a purchase price of $0.01 per common warrant with an exercise price of $0.77 per share, less the underwriting discounts and commissions. On December 8, 2017, HCW partially exercised this option by purchasing common warrants to purchase 410,586 shares of common stock. As additional compensation, the Company issued warrants to HCW to purchase 436,364 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have an exercise price of $0.9625 per share, will be exercisable for five years from the date of the HCW Underwriting Agreement and may be exercised on a cashless basis in certain circumstances specified therein.

The Company and HCW completed the Offering on December 11, 2017, resulting in approximately $9.3 million of net proceeds to the Company after deducting the underwriter’s discounts and commissions and other estimated offering expenses payable by the Company.

The common warrants are exercisable immediately at an exercise price of $0.77 per share and will expire five years from the date of issuance. The pre-funded warrants are exercisable immediately at an exercise price of $0.01 per share and may be exercised until they are exercised in full. The Underwriter Warrants have an exercise price of $0.9625 per share and will expire five years from the date of the HCW Underwriting Agreement. The exercise price and number of shares of Common Stock issuable upon exercise of the common warrants, pre-funded warrants and Underwriter Warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the common warrants and pre-funded warrants.

In the event of certain transactions involving a sale of the Company, each holder of common warrants has the right, exercisable at its option, to require the Company to purchase such holder’s common warrants at a price determined using a BlackScholes option pricing model as described in the common warrants. The shares of Common Stock or pre-funded warrants,

F 24

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 9. Equity (continued)

as applicable, and the accompanying common warrants could only be purchased together in this Offering but were issued separately.

F 25

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during each of the years ended December 31, 2017 and 2016.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$14,670	$—	$—	$14,670
Total Assets	$14,670	$—	$—	$14,670
Liabilities:
Warrant liability	$—	$—	$1,073	$1,073
Derivative liability	—	—	3,136	3,136
Total Liabilities	$—	$—	$4,209	$4,209

	December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,515	$—	$—	$17,515
Total Assets	$17,515	$—	$—	$17,515
Liabilities:
Warrant liability	$—	$—	$6,034	$6,034
Derivative liability	—	—	1,735	1,735
Total Liabilities	$—	$—	$7,769	$7,769

F 26

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 10. Fair Value Measurements (continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ in thousands)	Warrant Liability
Balance at December 31, 2015	$8,275
Issuance of warrants (3)	9,643
Expiration of warrants (2)	(1,910)
Change in fair value of warrant liability	(9,974)
Balance at December 31, 2016	$6,034
Exercise of warrants (1)	(41)
Change in fair value of warrant liability	(4,920)
Balance at December 31, 2017	$1,073

(1)
Warrants were exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, the Company issued 6,941 shares of common stock. Consequently, these instruments were no longer classified as liabilities. These common stock warrants were remeasured to their fair value as of the exercise date with the change in fair value recorded to the Company’s Consolidated Statement of Operations. The fair value related to the shares issued in connection with the exercised warrants was reclassified from a liability to additional paid-in capital in the Company’s Consolidated Balance Sheets.

(2)
Represents the fair value as of the beginning of the year for warrants expiring during the year and has been recorded to warrant revaluation income in the Company’s Consolidated Statement of Operations for the respective year end.

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

($ in thousands)	Derivative Liability
Balance at December 31, 2015	$—
Issuance of convertible notes (1)	1,273
Change in fair value of derivative liability	462
Balance at December 31, 2016	$1,735
Derivative liability to equity upon note conversion (2)	(6)
Change in fair value of derivative liability	1,407
Balance at December 31, 2017	$3,136

(1)	Represents fair value of embedded derivatives on the issuance date.

(2)
Convertible notes were converted to shares of common stock pursuant to the corresponding convertible note agreements. As a result of such conversions, the Company issued 24,911 shares of common stock. Consequently, these instruments were no longer classified as liabilities. These embedded derivatives were remeasured to their fair value as of the exercise date with the change in fair value recorded to the Company’s Consolidated Statement of Operations. The fair value related to the shares issued in connection with the converted notes was reclassified from a liability to additional paid-in capital in the Company’s Consolidated Balance Sheets.

F 27

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 10. Fair Value Measurements (continued)

Effect of the Company’s Stock Price and Volatility Assumptions on the Calculation of Fair Value of Financial Instruments Measured on a Recurring Basis

Common Stock Warrants - Warrant Liability

The fair value of the Company’s warrant liability is based on Level 3 inputs. As discussed in Note 8, the Company uses a Monte Carlo simulation valuation method to value its liability-classified warrants. The determination of fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables that do not have observable inputs or available market data to support the fair value. These variables include, but are not limited to, expected stock price volatility over the term of the warrants and the risk-free interest rate. The primary factors affecting the fair value of the warrant liability are the Company’s stock price and volatility as well as certain assumptions by the Company as to the likelihood of provisions to the underlying warrant agreements being triggered. The methods described above and in Note 8 may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in a different fair value measurement at the reporting date.

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

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes was approximately $11.2 million at December 31, 2017, and $13.9 million at December 31, 2016, compared to a carrying value of $0, as a result of unamortized debt discounts, for both periods.

F 28

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 11. Stock-Based Compensation

2009 Equity Incentive Plan

The Company’s Board of Directors (the Board) adopted the 2009 Equity Incentive Plan (as amended to date, the Plan) effective September 3, 2009.  The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives.  The Plan allows for the issuance of up to 2,533,333 shares of the Company’s common stock.  In addition, as of December 31, 2017, there were 8,334 options outstanding that were issued outside the Plan to consultants in 2013.

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years.  Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one-year anniversary date for non-employee director options. The Plan had 1,430,736 options available for grant as of December 31, 2017.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the years ended December 31, 2017 and 2016, the weighted average fair market value of options granted was $2.12 and $3.66, respectively.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the the Company’s Consolidated Statements of Operations was approximately $0.3 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively.

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

F 29

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 11. Stock-Based Compensation (continued)

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2017	2016
Expected life (1)	5 years, 11 months	6 years, 2 months
Interest rate	1.9%	1.5%
Dividend yield	—	—
Volatility	88.7%	92.4%

(1)	The Company uses the simplified method for estimating the stock option term.

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2017 and 2016:

($ in thousands, except share and per share data)	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	1,044,723	$18.69	8 years	$1,630
Granted	528,479	4.80
Expired	(11,840)	11.84
Forfeited	(281,983)	8.49
Outstanding at December 31, 2016	1,279,379	$15.16	7 years, 2 months	$—
Granted	295,000	2.88
Expired	(211,773)	21.35
Forfeited	(273,093)	9.50
Outstanding at December 31, 2017 (1)	1,089,513	$12.06	7 years, 3 months	$—
Exercisable at December 31, 2017	665,334	$17.48	6 years, 1 month	$—

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The total fair value of options vested during the years ended December 31, 2017 and 2016 was $0.5 million and $2.4 million, respectively. Additionally, as of December 31, 2017, there was approximately $0.9 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.0 years.

During the years ended December 31, 2017 and December 31, 2016, there were no exercises of vested stock options.

F 30

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 12. Restructuring Costs

In June 2016, the Company determined to wind-down its azficel-T operations at the Company’s Exton, PA facility and to reduce the workforce that supports such operations. This decision enables the Company to focus its resources towards development of its gene therapy product candidates.

Restructuring-related charges for the year ended December 31, 2016 were comprised of approximately $0.3 million of employee severance and benefit-related charges and less than $0.1 million of asset impairments. No such charges were incurred during the year ended December 31, 2017.

The restructuring and asset impairment activity for the years ended December 31, 2017, and 2016, was as follows:

($ in thousands)	Employee Severance and Benefits	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2015	$—	$—	$—
Additional accruals	301	34	335
Cash payments	(282)	—	(282)
Non-cash settlements	—	(34)	(34)
Accrued restructuring balance as of December 31, 2016	19	—	19
Cash payments	(19)	—	(19)
Accrued restructuring balance as of December 31, 2017	$—	$—	$—

The restructuring-related charges incurred during the year ended December 31, 2016 related to employee severance and benefits resulting from the reduction-in-workforce and the impairment of property and equipment. In connection with the reduction-in-workforce, approximately 50% of the Company’s employees were terminated, primarily in the areas of manufacturing and quality operations. The accrued restructuring balance as of December 31, 2016 relates to employee severance and benefits which are expected to be paid in the first quarter of 2017 and is recorded as a current liability within accrued expenses in the Company’s Consolidated Balance Sheet. Additionally, the Company recognized inventory write-offs in cost of product sales related to the wind-down of its azficel-T (including LAVIV) operations as described in Note 4.

Note 13. Income Taxes

Fibrocell Science, Inc. and Fibrocell Technologies, Inc. file a consolidated U.S. federal income tax return, and file U.S. state income tax returns in several jurisdictions as well. In general, the U.S. federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2014 to present. However, if and when the Company claims net operating loss (NOL) carryforwards from years prior to 2014 against future taxable income, those losses may be examined by the taxing authorities. The Company’s foreign subsidiaries file income tax returns in their respective jurisdictions.

The components of the income tax expense (benefit) related to operations, were as follows:

Year ended December 31,
($ in thousands)	2017	2016
U.S. Federal:
Current	$—	$—
Deferred	—	—
U.S. State:
Current	—	—
Deferred	—	—
Income tax expense (benefit)	$—	$—

F 31

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 13. Income Taxes (continued)

The reconciliation between income tax expense (benefit) at the U.S. federal statutory rate and the amount recorded in the accompanying Consolidated Financial Statements were as follows:

	Year ended December 31,
($ in thousands)	2017	2016
Tax benefit at U.S. federal statutory rate	$(5,684)	$(5,353)
Increase in domestic valuation allowance	5,914	10,162
State income taxes benefit before valuation allowance, net of federal benefit	561	(1,160)
Warrant revaluation income and other financing costs	(898)	(3,742)
Credits	(904)	(366)
Stock-based compensation	61	239
Return to provision true-ups	127	220
Capital loss carryforward expiration	817	—
Impact of federal rate change	34,463	—
Impact of federal rate change on valuation allowance	(34,463)	—
Other	6	—
Income tax expense (benefit)	$—	$—
The components of the Company’s net deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	Year ended December 31,
($ in thousands)	2017	2016
Deferred tax liabilities:
Convertible notes	$2,821	$4,263
Total deferred tax liabilities	$2,821	$4,263
Deferred tax assets:
Loss carryforwards	$60,428	$85,263
Intangible assets	68	117
Capital loss carryforward	—	852
Property and equipment	606	1,067
License fees	4,419	7,776
Accrued expenses and other	401	549
Stock-based compensation	2,753	4,059
Credits	1,436	418
Total deferred tax assets before valuation allowance	70,111	100,101
Less: valuation allowance	(67,290)	(95,838)
Total deferred tax assets	$2,821	$4,263
Net deferred tax assets	$—	$—
As of December 31, 2017, the Company had generated U.S. net operating loss carryforwards of approximately $237.9 million which expire from 2018 to 2037 and U.S. federal R&D credits of $1.4 million which expire from 2033 to 2037. The NOL carryforwards are available to reduce future taxable income.  However, the NOL carryforwards may be, or become subject to, an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOL’s that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. If and when the Company utilizes the NOL carryforwards in a future period, it will perform an analysis to determine the effect, if any, of these loss limitation rules on the NOL carryforward balances. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, therefore, the Company may not be able to take

F 32

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 13. Income Taxes (continued)

full advantage of these carryforwards for federal income tax purposes. In addition, the Company has NOL carryforwards in certain non-U.S. jurisdictions of approximately $0.3 million. However, it is not expected that these non-U.S. loss carryforwards will ever be utilized, so they are not included in the components of deferred taxes listed above. Finally, there are no unremitted earnings in foreign jurisdictions, so no provision for taxes thereupon is required.
As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2017 and 2016.  The valuation allowance decreased by $28.5 million in 2017, which was partly due to a $34.4 million decrease due to the reduction of the federal corporate tax rate and partly due to a $5.9 million increase primarily due to the impact of the net losses incurred in 2017. The valuation allowance increased by $5.8 million in 2016, primarily due to the impact of the net losses incurred during that year.

As of December 22, 2017, the United States enacted tax reform legislation “known as H.R. 1”, commonly referred to as the “Tax Cuts and Jobs Act” (TCJA or the “Act”), resulting in significant modifications to existing law. Among other changes, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35% effective for tax years beginning after December 31, 2017. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. As a result of this revaluation, the Company incurred $34.5 million income tax expense in continuing operations with a corresponding reduction in the valuation allowance. Therefore, there was no impact on the Company’s consolidated statements of operations or statements of financial position from the reduction in the federal tax rate. The other provisions of the TCJA did not have a material impact on the consolidated financial statements.

In response to the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, the Company has recorded a provisional estimate in these financial statements for the effect of the corporate tax rate change. The effect of the change in federal corporate tax rate from 35% to 21% is subject to change based on resolution of estimates used in determining the amounts of deferred tax assets and liabilities that were remeasured.
Note 14. Related Party Transactions

Overview of Related Parties

The Company and Intrexon Corporation (Intrexon) are parties to two distinct exclusive channel collaboration agreements, as more fully described below. Pursuant to these agreements, the Company engages Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburses Intrexon for its cost for time and materials for such work. Additionally, the Company’s future commitments pursuant to the agreements include cash royalties and various developmental and commercial milestone payments as more fully described below.

For the years ended December 31, 2017 and 2016, the Company incurred expenses of $5.7 million and $3.7 million, respectively, with Intrexon.  Of the expenses incurred during the 2017 period, $1.3 million related to direct expenses for work performed by Intrexon and $4.4 million related to pass-through costs for work performed under the 2012 ECC. Of the expenses incurred during the 2016 period, $1.2 million related to direct expenses for work performed by Intrexon and $2.5 million related to pass-through costs, both for work performed under the 2012 ECC.

As of December 31, 2017 and 2016, the Company had outstanding payables with Intrexon of $2.3 million and $0.9 million, respectively.  In connection with the 2015 ECC, in consideration for the license and the other rights that the Company receives under the agreement, the Company paid Intrexon an up-front technology access fee of $10 million in cash in January 2016.

In the second quarter of 2017, Intrexon notified the Company that it had received invoices for approximately $1.1 million in charges from a vendor who provides services to Intrexon and which are passed-through to the Company under the 2012 ECC. Additional charges have been presented since the second quarter, and the total of disputed charges at December 31, 2017, was approximately $1.4 million. Intrexon is disputing the volume and nature of these charges and has not invoiced the

F 33

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 14. Related Party Transactions (continued)

Company for these charges as of December 31, 2017. The Company has recorded approximately $0.7 million of such charges as its best estimate of the amount owed.

Randal J. Kirk is the chairman of the board and chief executive officer of Intrexon and, together with his affiliates, owns more than 50% of Intrexon’s common stock. Affiliates of Randal J. Kirk (including Intrexon) own approximately 29% of the Company’s common stock. Additionally, two of the Company’s directors, Julian Kirk (who is the son of Randal J. Kirk) and Marcus Smith, are employees of Third Security, LLC, which is an affiliate of Randal J. Kirk.

Affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s private placement of convertible debt securities in September 2016, more fully described in Note 7, and were issued an aggregate of $6,762,500 in principal of Notes and accompanying Warrants to purchase an aggregate of 2,254,168 shares of common stock. Affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s March 2017 Series A Convertible Preferred Stock offering, more fully described in Note 9, and were issued an aggregate of 3,016 shares of convertible preferred stock and accompanying warrants to purchase 1,295,875 shares of common stock. Additionally, affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s December 2017 public offering, and were issued an aggregate of 2,727,273 shares of common stock and accompanying warrants to purchase 2,727,273 shares of common stock.

Intrexon Collaboration - 2012 ECC

In October 2012, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon which was amended in June 2013 and January 2014 (as amended, the 2012 ECC) pursuant to which the Company is Intrexon’s exclusive channel collaborator in the research, development and commercialization of products in the following fields (the 2012 Fields):

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

The Company is required to pay Intrexon quarterly cash royalties on all products developed under the 2012 ECC in an amount equal to 7% on aggregate quarterly net sales up to $25 million, plus 14% on aggregate quarterly net sales greater than $25 million. The Company is also required to pay Intrexon half of any sublicensing revenues that it receives from third parties

F 34

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 14. Related Party Transactions (continued)

in consideration for sublicenses granted by the Company with respect to products developed under the 2012 ECC, but only to the extent such sublicensing revenues are not included in net sales subject to royalties. Sales from LAVIV (azficel-T), including new indications, or other products that the Company develops and commercializes outside of the 2012 ECC are not subject to royalty payments unless the Company is able to reduce the product’s cost of goods sold through the 2012 ECC, in which case, the Company is required to pay quarterly cash royalties on such products equal to one third of such cost of goods sold savings.  No royalties have been paid to date in connection with the 2012 ECC.

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

F 35

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 15. Loss Per Share

Details in the computation of basic and diluted loss per share were as follows:

	For the Year Ended December 31,
($ in thousands except share and per share data)	2017	2016
Loss per share — Basic:
Net loss	$(16,240)	$(15,292)
Less: Dividend paid in-kind to preferred stockholders	(264)	—
Less: Deemed dividend on preferred stock	(4,099)	—
Net loss attributable to common stockholders - basic	$(20,603)	$(15,292)

Numerator for basic loss per share	$(20,603)	$(15,292)
Denominator for basic loss per share	15,454,199	14,641,528
Basic loss per common share	$(1.33)	$(1.04)

Loss per share — Diluted:
Numerator for basic loss per share	$(20,603)	$(15,292)
Adjust: Warrant revaluation income for dilutive warrants	(34)	(1,958)
Numerator for diluted loss per share	$(20,637)	$(17,250)

Denominator for basic loss per share	15,454,199	14,641,528
Plus: Incremental shares underlying “in the money” warrants outstanding	5,919	6,006
Denominator for diluted loss per share	15,460,118	14,647,534
Diluted loss per common share	$(1.33)	$(1.18)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	For the Year Ended December 31,
	2017	2016
“In the money” stock options	212,494	150,120
“Out of the money” stock options	769,881	1,218,563
“In the money” warrants	44,991	17,858
“Out of the money” warrants	10,529,782	4,382,445
Shares underlying convertible notes	5,292,853	5,304,533
Shares underlying accrued interest on convertible notes	203,702	40,137
Shares underlying convertible preferred stock	3,494,000	—
Note 16. Commitments and Contingencies

Leases

On April 6, 2005, the Company entered into a non-cancellable operating lease (the Lease) for its office, warehouse and laboratory facilities in Exton, Pennsylvania.  The lease agreement had an original term of 8 years.  On February 17, 2012, the Company entered into an amended and restated lease (the Amended Lease) for an additional term of 10 years through the year 2023.  The Lease and the Amended Lease provide for rent payments escalating on a periodic basis.  In accordance with ASC 840-20, Operating Leases, the Company accounts for total minimum payments under the lease on a straight-line basis over the life of the lease.  The difference between actual rent payments and payments accounted for using the straight-line basis are reflected as deferred rent on the Company’s Consolidated Balance Sheets. The Company has the option to renew the lease for an additional 5 years at fair market value.  Rental expense totaled approximately $1.6 million for both the years ended December 31, 2017 and 2016.

F 36

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 16. Commitments and Contingencies (continued)

Collaboration with Related Party (Intrexon)

The Company is a party to two separate exclusive channel collaboration agreements with Intrexon, a related party. Pursuant to the agreements, the Company is Intrexon’s exclusive channel collaborator in the research, development and commercialization of products in certain defined fields. The Company is required to pay future royalties, as well as development and commercialization milestones, under these agreements. See Note 14 for additional details.

Contractual Obligations

The following table summarizes the Company’s minimum contractual obligations as of December 31, 2017:

	Payments due by period
($ in thousands)	Total	2018	2019	2020	2021	2022	2023 and thereafter
Operating lease obligations (1)	7,451	1,254	1,416	1,471	1,471	1,471	368
Debt obligations (2)	21,968	—	—	—	21,968	—	—
Total (3)	$29,419	$1,254	$1,416	$1,471	$23,439	$1,471	$368

(1)	Operating lease obligations are stated based on the Amended Lease agreement for the office, warehouse and laboratory facilities executed in February 2012.

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

F 37