Form 10-Q
period 2018-03-31
Fibrocell Science, Inc.
filed 2018-05-10
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
OR
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

Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐  No ☒
As of May 3, 2018, there were 28,356,351 outstanding shares of the registrant’s common stock, par value $0.001.

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

•	our review of strategic alternatives, including the possible sale or merger of our company;

•	our expectation that our existing cash resources, will be sufficient to enable us to fund our operations into the first quarter of 2019;

•	future expenses and capital expenditures;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our plans to address our future capital requirements and the consequences of failing to do so;

•	our plans to resolve our noncompliance with the minimum bid price requirements of the Nasdaq Capital Market (Nasdaq) listing rules and the consequences of failing to do so;

•	our need to raise substantial additional capital to fund our operations;

•	our plans to report interim data from adult patients from the Phase 1 portion of our Phase 1/2 clinical trial for FCX-007 and provide a trial update in the second quarter of 2018;

•	our expectation to begin dosing patients in the Phase 2 portion of our Phase 1/2 clinical trial of FCX-007 in the second quarter of 2018;

•	our expectation to complete enrollment of patients in the Phase 2 portion of our Phase 1/2 clinical trial of FCX-007 in the third quarter of 2018;

•	our plans to report interim data from patients from the Phase 2 portion of our Phase 1/2 clinical trial for FCX-007 and provide a trial update in the first quarter of 2019;

•
our plans to use the existing data from the Phase 1 portion of the Phase 1/2 clinical trial of FCX-007 to support a petition for Regenerative Medicine Advanced Therapy or Breakthrough Therapy Designation for FCX-007;

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

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31,

2017 (2017 Form 10-K) and in particular, the risks and uncertainties discussed under the caption “Item 1A—Risk Factors” of our 2017 Form 10-K. As a result, you should not place undue reliance on forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Fibrocell Science, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
($ in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$12,201	$17,417
Prepaid expenses and other current assets	497	485
Total current assets	12,698	17,902
Property and equipment, net of accumulated depreciation of $2,020 and $1,919, respectively	1,408	1,470
Other assets	39	39
Total assets	$14,145	$19,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$508	$862
Related party payable	374	2,303
Accrued expenses	1,005	1,260
Total current liabilities	1,887	4,425
Convertible promissory notes, net of debt discount of $18,003 and $18,003, respectively (see Note 4)	—	—
Accrued interest payable	1,157	967
Warrant liability, long term	838	1,073
Derivative liability	3,199	3,136
Deferred rent	805	803
Total liabilities	7,886	10,404

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series A nonredeemable convertible preferred stock; 8,000 shares designated, 8,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively; aggregate liquidation preference of $8,346 at March 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 28,356,351 and 25,940,247 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	28	26
Additional paid-in capital	187,935	187,784
Accumulated deficit	(181,704)	(178,803)
Total stockholders’ equity	6,259	9,007
Total liabilities and stockholders’ equity	$14,145	$19,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Total revenues	$—	$—

Total cost of revenue	—	—

Gross profit (loss)	—	—

Research and development expense	1,645	1,464
Research and development expense - related party (see Note 8)	(303)	1,509
Selling, general and administrative expense	1,639	1,481
Operating loss	(2,981)	(4,454)
Other income (expense):
Warrant revaluation income (expense)	235	(46)
Derivative revaluation expense	(63)	(312)
Interest expense	(190)	(183)
Other income (expense), net	98	(12)
Loss before income taxes	(2,901)	(5,007)
Income taxes	—	—
Net loss	(2,901)	(5,007)
Dividend paid in-kind to preferred stockholders	(82)	(20)
Deemed dividend on preferred stock (see Note 10)	(121)	(3,734)
Net loss attributable to common stockholders	$(3,104)	$(8,761)

Per Share Information:
Net loss:
Basic	$(0.11)	$(0.60)
Diluted	$(0.11)	$(0.60)
Weighted average number of common shares outstanding:
Basic	28,356,351	14,694,613
Diluted	28,356,351	14,697,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)
($ in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	8,000	$—	25,940,247	$26	$187,784	$(178,803)	$9,007
Conversion of pre-funded warrants	—	—	2,416,104	2	22	—	24
Stock-based compensation expense	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	(2,901)	(2,901)
Balance, March 31, 2018	8,000	$—	28,356,351	$28	$187,935	$(181,704)	$6,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
($ in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,901)	$(5,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	129	(49)
Warrant revaluation expense (income)	(235)	46
Derivative revaluation expense	63	312
Depreciation and amortization of long lived assets	101	91
Loss on disposal or impairment of property and equipment	—	30
Decrease (increase) in operating assets:
Prepaid expenses and other current assets	(12)	(51)
Other assets	—	(34)
Increase (decrease) in operating liabilities:
Accounts payable	23	(55)
Related party payable	(1,929)	567
Accrued expenses and deferred rent	(190)	(787)
Accrued interest payable	190	183
Net cash used in operating activities	(4,761)	(4,754)
Cash flows from investing activities:
Purchase of property and equipment	(35)	(87)
Net cash used in investing activities	(35)	(87)
Cash flows from financing activities:
Proceeds from 2017 Series A Preferred Stock Offering, (net of offering costs of $377)	—	7,886
Payment of deferred offering costs	(444)	—
Proceeds from conversion of pre-funded warrants	24	—
Net cash provided by (used in) financing activities	(420)	7,886
Effect of exchange rate changes on cash balances	—	—
Net increase (decrease) in cash and cash equivalents	(5,216)	3,045
Cash and cash equivalents, beginning of period	17,417	17,515
Cash and cash equivalents, end of period	$12,201	$20,560
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$33	$13
Offering costs in accounts payable and accrued expenses	$—	$263
Reduction of warrant liability upon cashless exercise of warrants	$—	$41
Dividend paid in-kind to preferred stockholders	$82	$20
Deemed dividend on preferred stock	$121	$3,734

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

Subsequent Events

On April 18, 2018, the Company announced that its Board of Directors is conducting a comprehensive review of strategic alternatives focused on maximizing stockholder value and had engaged Canaccord Genuity LLC as its strategic financial advisor to assist with the review process. The Board of Directors has established a Special Committee to explore and evaluate potential strategic alternatives which may include a sale of the Company, a business combination, a merger or reverse merger with another company, a strategic investment into the Company, a sale, license or other disposition of corporate assets of the Company or continuing with the current business plan. The Company has not set a timetable for completion of the review process. No decision has been made as to whether the Company will engage in a transaction or transactions, and there can be no assurance that this process will result in any transaction, or the terms or timing of any potential transaction.

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

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. For the three month period ended March 31, 2018 the Company incurred a net loss of approximately $2.9 million and used approximately $4.8 million in cash for operations. As of March 31, 2018, the Company had cash and cash equivalents of approximately $12.2 million, working capital of approximately $10.8 million and an accumulated deficit of approximately $181.7 million. The Company believes that its cash and cash equivalents at March 31, 2018 will be sufficient to fund operations into the first quarter of 2019. The Company will require additional capital to fund operations beyond that point. To meet its capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

On January 23, 2018, the Company received notice (the Notice) from the Nasdaq Stock Market LLC that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock, which will continue to trade at this time on Nasdaq under the symbol “FCSC.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until July 23, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event the Company does not regain compliance by July 23, 2018, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for Nasdaq, with the exception of the minimum bid price, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that the Company’s common stock will be subject to delisting from Nasdaq. In that event, the Company may appeal such delisting determination to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and consider options to resolve its noncompliance with the minimum bid price requirement. To address its non-compliance with the minimum bid price requirement, the Company is seeking approval of an amendment to its Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its common stock at a ratio in the range of 1:3 to 1:10, such ratio to be determined in the discretion of the Company’s Board of Directors, at its annual meeting of stockholders to be held on May 23, 2018.

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist the Company’s common stock if its stockholders’ equity falls below $2.5 million. As of March 31, 2018, the Company’s stockholders’ equity was approximately $6.3 million. If the Company’s stockholders equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, the Company will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if the Company is unable to demonstrate to Nasdaq’s satisfaction that it will be able to sustain compliance with this requirement, Nasdaq may delist the Company’s common stock. In addition, even if the Company regains technical compliance with the stockholders’ equity requirement, it will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq, including the requirement that the Company’s common stock continues to trade above $1.00.

The Company is actively monitoring its stockholders’ equity and will consider any and all options available to it to maintain compliance. There can be no assurance, however, that the Company will be able to maintain compliance and meet Nasdaq’s minimum stockholders’ equity requirements.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2. Basis of Presentation

General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements and certain information and footnote disclosures included in the Company’s annual consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K), filed with the SEC, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to a fair statement of the results for the interim periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2017 Form 10-K. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the 2017 Form 10-K and updated, as necessary, in Note 3 in this Form 10-Q. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

All intercompany accounts and transactions have been eliminated in consolidation. The Company's international operations are immaterial, it has no unrealized gains or losses from the sale of investments and its minimal assets and liabilities are highly liquid and approximate fair value.
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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three months ended March 31, 2018 and 2017, the Company did not record a tax expense or benefit due to the expected current year loss and its historical losses.  The Company does not have a net deferred tax asset as of either March 31, 2018 or December 31, 2017 because it maintained a full valuation allowance against all deferred tax assets as management has determined that it is more likely than not, that the Company will be unable to realize these future tax benefits. As of March 31, 2018 and December 31, 2017, the Company had no uncertain tax positions.

As of December 22, 2017, the United States enacted tax reform legislation “known as H.R. 1”, commonly referred to as the “Tax Cuts and Jobs Act” (TCJA or the Act), resulting in significant modifications to existing law. In response to the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, the Company has recorded a provisional estimate in these financial statements for the effect of the corporate tax rate change. There has been no change to the provisional amounts recorded by the Company since December 31, 2017.

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
Note 4. Convertible Notes

2016 Private Placement

In September 2016, the Company issued an aggregate of $18,087,500 in principal of convertible promissory notes (each, a Note and collectively, the Notes) and accompanying warrants to purchase an aggregate of 6,029,174 shares of the Company’s common stock (each a Warrant and collectively, the Warrants) in a private placement to institutional and accredited investors (each an Investor and collectively, the Investors).

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company repay any such accrued and unpaid interest by delivering such number of shares of the Company’s common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of the Company’s common stock as reported on Nasdaq on the date of such election and (ii) the Conversion Price (as defined below). As of March 31, 2018 and for each prior quarterly period since issuance, the Company has elected to accrue interest.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Convertible Notes (continued)

All unpaid principal of each Investor’s Note is convertible, at any time and from time to time, at the option of such Investor into shares of the Company’s common stock at each such Investors’ applicable conversion price (as subject to adjustment, the Conversion Price) which range from $3.40875 to $3.67875 per share.

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

During the three months ending March 31, 2018, there were no conversions of the Notes into shares of the Company’s common stock.

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

Convertible promissory notes outstanding were as follows:

($ in thousands)	March 31, 2018	December 31, 2017
Convertible promissory notes	$18,003	$18,003
Debt discount - warrants	(9,598)	(9,598)
Debt discount - compound bifurcated derivatives	(1,267)	(1,267)
Debt discount - beneficial conversion feature	(7,138)	(7,138)
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes, and is included in interest expense in the Condensed Consolidated Statements of Operations. Amortization for the three months ended March 31, 2018 and March 31, 2017, including the amortization of the issuance costs, was approximately $0 for both periods. Based on an effective yield of approximately 1,157% resulting from the Notes being

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Convertible Notes (continued)

initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021.

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

Changes to the key assumptions or to the scenarios used in the valuation model, including the probability of key events, such as a change of control transaction, could have a material impact to the overall valuation of the compound bifurcated derivative liability. Additionally, there are other embedded features of the Notes requiring bifurcation, other than the Contingent Put Option and the Contingent Call Option, which had no value at March 31, 2018 or December 31, 2017, due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

The estimated fair value of the compound bifurcated derivative is determined to represent a Level 3 instrument. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	March 31, 2018	December 31, 2017
Calculated aggregate value	$3,193	$3,136
Closing price per share of common stock	$0.59	$0.64
Contractual remaining term	8 years, 5 months	8 years, 8 months
Contractual interest rate	4.0%	4.0%
Volume-weighted average conversion rate	$3.40933	$3.40933
Risk-free interest rate (term structure)	1.63% - 2.74%	1.28% - 2.40%
Dividend yield	—	—
Credit Rating	CC	CC
Credit Spread	35.50%	36.98%
Volatility	98.1%	99.0%

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Convertible Notes (continued)

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation expense in the Company’s Condensed Consolidated Statements of Operations.  The change in estimated fair value of the Company's derivative liability for the three months ended March 31, 2018 and March 31, 2017 resulted in non-cash expense of approximately $0.1 million and $0.3 million, respectively.
Note 5. Warrants

The Company accounts for common stock warrants as either equity instruments, derivative liabilities or liabilities depending on the specific terms of the warrant agreement. See Note 3 for further details on accounting policies related to the Company’s convertible instruments, including common stock warrants.

In connection with various financing transactions, the Company has issued warrants to purchase the Company’s common stock. In December 2017, the Company issued (i) pre-funded warrants to purchase an aggregate of 5,922,208 shares of the Company’s common stock and (ii) common stock purchase warrants to purchase up to an aggregate of 14,046,950 shares of the Company’s common stock including warrants to purchase up to 410,586 shares, issued pursuant to the partial exercise of the underwriters option to purchase additional common stock purchase warrants. Each pre-funded warrant was sold together with a common stock purchase warrant to purchase one share of the Company’s common stock at a combined effective price of $0.77 per share and accompanying warrant. Each common stock purchase warrant has an exercise price of $0.77 per share, was exercisable upon the date of issuance and expires five years from the date of issuance. As additional compensation, the Company issued warrants to the underwriter to purchase 436,364 shares of the Company’s common stock. Each such warrant has an exercise price of $0.9625 per share, and was exercisable as of the date of the underwriting agreement, and will expire five years after the date of the underwriting agreement.

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5. Warrants (continued)

The Company’s outstanding warrants consist of both liability-classified warrants and equity-classified warrants. The following table summarizes outstanding warrants to purchase the Company’s common stock:

	Number of warrants
	March 31, 2018	December 31, 2017	Exercise Price	Expiration Dates
Liability-classified Warrants
Issued with June 2012 Convertible Notes	375,194	375,194	$7.50	Jun 2018
Issued in Series E Preferred Stock offering	523,045	523,045	$22.50	Dec 2018
Issued with September 2016 Convertible Notes	6,029,174	6,029,174	$4.50	Sep 2021
Total liability-classified warrants	6,927,413	6,927,413

Equity-classified Warrants
Issued in 2017 Series A Preferred Stock Offering	3,437,334	3,437,334	$2.54	Mar 2022
Issued in December 2017 Common Stock Offering - common warrants	14,046,950	14,046,950	$0.77	Dec 2022
Issued in December 2017 Common Stock Offering - underwriter warrants	436,364	436,364	$0.9625	Dec 2022
Issued in December 2017 Common Stock Offering - pre-funded warrants	—	2,416,104	$0.01	No exp
Total equity-classified warrants	17,920,648	20,336,752

Total outstanding warrants	24,848,061	27,264,165

The table below is a summary of the Company’s warrant activity during the three months ended March 31, 2018:

	Number of warrants			Weighted- average exercise price
	Liability-classified	Equity-classified	Total
Outstanding at December 31, 2017	6,927,413	20,336,752	27,264,165	$2.26
Granted	—	—	—	—
Exercised	—	(2,416,104)	(2,416,104)	0.01
Expired	—	—	—	—
Outstanding at March 31, 2018	6,927,413	17,920,648	24,848,061	$2.48

Accounting for Liability-Classified Warrants

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in warrant revaluation income (expense) in the Company’s Condensed Consolidated Statements of Operations in each subsequent period. The change in the estimated fair value of the warrant liability for the three months ended March 31, 2018 and March 31, 2017, resulted in non-cash income (expense) of approximately $0.2 million and ($0.1) million respectively.

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

The following table summarizes the calculated aggregate fair values, along with the inputs and assumptions utilized in each calculation:

($ in thousands except per share data)	March 31, 2018	December 31, 2017
Calculated aggregate value	$838	$1,073
Weighted average exercise price per share	$6.02	$6.02
Closing price per share of common stock	$0.59	$0.64
Volatility	93.0%	92.2%
Weighted average remaining expected life	3 years, 1 month	3 years, 4 months
Risk-free interest rate	2.34%	2.00%
Dividend yield	—	—

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2018.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, money market funds with less than 90 days maturity	$10,708	$—	$—	$10,708
Total Assets	$10,708	$—	$—	$10,708
Liabilities:
Warrant liability	$—	$—	$838	$838
Derivative liability	—	—	3,199	3,199
Total Liabilities	$—	$—	$4,037	$4,037

	December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, money market funds with less than 90 days maturity	$14,670	$—	$—	$14,670
Total Assets	$14,670	$—	$—	$14,670
Liabilities:
Warrant liability	$—	$—	$1,073	$1,073
Derivative liability	—	—	3,136	3,136
Total Liabilities	$—	$—	$4,209	$4,209

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Fair Value Measurements (continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Warrant
($ in thousands)	Liability
Balance at December 31, 2017	$1,073
Change in fair value of warrant liability	(235)
Balance at March 31, 2018	$838

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 5 for further discussion of the warrant liability.

Bifurcated Compound Derivative - Derivative Liability

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Derivative
($ in thousands)	Liability
Balance at December 31, 2017	$3,136
Change in fair value of derivative liability	63
Balance at March 31, 2018	$3,199

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

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes with embedded derivatives was approximately $11.9 million at March 31, 2018, based on Level 3 inputs, compared to a carrying value of $0, as a result of unamortized debt discounts.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7. Stock-Based Compensation

2009 Equity Incentive Plan

The Company’s Board of Directors (the Board) adopted the 2009 Equity Incentive Plan (as amended to date, the Plan) effective September 3, 2009.  The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives.  The Plan allows for the issuance of up to 2,533,333 shares of the Company’s common stock.  In addition, as of March 31, 2018 there were 8,334 options outstanding that were issued outside the Plan to consultants in 2013.

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years.  Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one year anniversary date for non-employee director options.  The Plan had 1,187,558 shares available for future grants as of March 31, 2018.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the three months ended March 31, 2018 and 2017, the weighted average fair market value for options granted was and $0.52 and $1.69, respectively.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the Condensed Consolidated Statements of Operations was approximately $0.1 million and ($0.1) million for the three months ended March 31, 2018 and 2017, respectively.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Stock-Based Compensation (continued)

The fair market value of these stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended:

	March 31, 2018	March 31, 2017
Expected term	6 years, 3 months	6 years, 3 months
Interest rate	2.47%	2.17%
Dividend rate	—	—
Volatility	87.7%	89.3%

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2018:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2017	1,089,513	$12.06	7 years, 3 months	$—
Granted	244,000	0.69	9 years, 10 months	—
Exercised	—	—
Forfeited	—	—
Expired	(822)	6.24
Outstanding at March 31, 2018(1)	1,332,691	$9.98	7 years, 6 months	$—
Exercisable at March 31, 2018	707,687	$16.74	6 years	$—

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The total fair value of options vested during the three months ended March 31, 2018 was approximately $0.2 million. Additionally, as of March 31, 2018, there was approximately $0.9 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.1 years.
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

For the three months ended March 31, 2018, the Company incurred total expenses of approximately $0.2 million with Intrexon as compared to approximately $1.5 million, for the three months ended March 31, 2017, for work performed under the 2012 ECC. During the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $0.2 million incurred during the three months ended March 31, 2018, approximately $0.1 million related to direct expenses for work performed by Intrexon and approximately $0.1 million related to pass-through costs. In addition to these costs, the Company recorded an approximately $0.5 million reduction to pass through costs under the 2012 ECC, due to a reduction in the estimate of disputed amounts owed to an Intrexon vendor for pass though costs. Of the $1.5 million incurred in the three months ended

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8. Related Party Transactions (continued)

March 31, 2017, approximately $0.3 million related to direct expenses for work performed by Intrexon and approximately $1.2 million related to pass-through costs. These costs are presented in the Company’s “Condensed Consolidated Statement of Operations” as research and development expenses - related party.

As of March 31, 2018 and December 31, 2017, the Company had outstanding payables to Intrexon of approximately $0.4 million and $2.3 million, respectively. These amounts are presented in the Company’s “Condensed Consolidated Balance Sheets” as related party payable.

    In the second quarter of 2017, Intrexon notified the Company that it had received invoices for approximately $1.1 million in charges from a vendor who provides services to Intrexon and which are passed-through to the Company under the 2012 ECC. Additional charges have been presented since the second quarter of 2017, and the total of disputed charges at March 31, 2018, was approximately $1.4 million. Intrexon is disputing the volume and nature of these charges and has not invoiced the Company for these charges as of March 31, 2018. The Company has recorded approximately $0.2 million of such charges as its best estimate of the amount owed, which is a reduction of approximately $0.5 million from the $0.7 million recorded at December 31, 2017.

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

Affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s private placement of convertible debt securities in September 2016, more fully described in Note 4, and were issued an aggregate of $6,762,500 in principal of Notes and accompanying Warrants to purchase an aggregate of 2,254,168 shares of the Company’s common stock. Affiliates of Randal J. Kirk (including Intrexon) participated in the Company's 2017 Series A Preferred Stock Offering (as defined below), more fully described in Note 10, and were issued an aggregate of 3,016 shares of Series A Preferred Stock (as defined below) and accompanying Series A Warrants to purchase 1,295,875 shares of the Company’s common stock. Additionally, affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s December 2017 public offering, and were issued an aggregate of 2,727,273 shares of the Company’s common stock and accompanying warrants to purchase 2,727,273 shares of the Company’s common stock.
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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Loss Per Share (continued)

Details in the computation of basic and diluted loss per share is as follows:

	Three months ended March 31,
($ in thousands except share and per share data)	2018	2017
Loss per share - basic:
Net loss	$(2,901)	$(5,007)
Less: Dividend paid in-kind to preferred stockholders	(82)	(20)
Less: Deemed dividend on preferred stock	(121)	(3,734)
Net loss attributable to common stockholders - basic	$(3,104)	$(8,761)

Numerator for basic loss per share	$(3,104)	$(8,761)
Denominator for basic loss per share	28,356,351	14,694,613
Basic loss per common share	$(0.11)	$(0.60)

Loss per share - diluted:
Numerator for basic loss per share	$(3,104)	$(8,761)
Plus: Warrant revaluation income for dilutive warrants	—	7
Net loss attributable to common stockholders - diluted	$(3,104)	$(8,768)

Denominator for basic loss per share	28,356,351	14,694,613
Adjust: Incremental shares underlying dilutive “in the money” warrants outstanding	—	2,597
Denominator for diluted loss per share	28,356,351	14,697,210
Diluted net loss per common share	$(0.11)	$(0.60)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	Three months ended March 31,
	2018	2017
“In the money” stock options	—	89,801
“Out of the money” stock options	1,264,913	1,038,682
“Out of the money” warrants	24,848,061	10,364,747
Shares underlying convertible notes	5,280,370	5,304,533
Shares underlying convertible accrued interest on convertible notes	339,120	120,441
Shares underlying convertible preferred stock	3,584,000	3,440,000

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10.  Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, at a par value of $0.001 per share, in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of the Company’s common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.

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

On March 7, 2017, the Company entered into a securities purchase agreement with certain of its existing accredited investors pursuant to which the Company agreed to sell a total of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of the Company’s Series A Preferred Stock, with an initial stated value of $1,000 and is convertible into shares of the Company’s common stock with a conversion price of $2.3271 and (ii) a warrant to purchase up to a number of shares of the Company’s common stock equal to 100% of the conversion shares issuable on March 7, 2017 pursuant to the shares of Series A Preferred Stock purchased by each investor (collectively, the 2017 Series A Preferred Stock Offering). See Note 5 for discussion of the Series A Warrants issued in connection with the 2017 Series A Preferred Stock Offering. The 2017 Series A Preferred Stock Offering closed on March 8, 2017 and resulted in gross proceeds of $8.0 million, before deducting offering costs.

The proceeds from the 2017 Series A Preferred Stock Offering (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Preferred Stock issued was calculated as the sum of (i) the value of the Series A Preferred Stock as if it had been converted into the Company’s common stock on the issuance date and (ii) the value of a perpetual annuity paying a 4% dividend rate in conversion shares for five years and 8% thereafter. In connection with the valuation, the following assumptions were used: risk free interest rate of 3.15%, credit spread of 31.27% and a market yield of 34.42%. The application of the relative fair value method resulted in an allocation of gross proceeds to the Series A Preferred Stock of approximately $1.3 million, net of discounts of $3.0 million attributed to the warrants (See Note 5) and $3.7 million from a beneficial conversion feature. The discount attributed to the beneficial conversion feature was immediately amortized as the Series A Preferred Stock has no stated redemption date and is convertible at the issuance date. For the three months ended March 31, 2018 and 2017, the Company recognized approximately $0.1 million and $3.7 million respectively, of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

The discount attributed to the warrants is being accreted using the effective interest method and charged as a deemed dividend to additional paid-capital (in the absence of retained earnings), over the five-year period of the Series A Preferred Stock in which the stated dividend rate is 4%. For the three months ended March 31, 2018 the Company recognized approximately $0.1 million in deemed dividends due to the accretion of the warrant discount. The Company did not recognize any such comparable charge to deemed dividends for the three month period ended March 31, 2017.

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

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly and payable only by way by increasing the stated value of the
Series A Preferred Stock in accordance with the terms of the Certificate of Designation. For the three months ended March 31, 2018 cumulative dividends paid in-kind to holders of the Series A Preferred Stock was approximately $0.1 million. For the three months ended March 31, 2017 cumulative dividends paid in-kind to holders of the Series A Preferred Stock was less than $25 thousand.

Shares of Series A Preferred Stock generally have no voting rights, except as required by law; provided, however, that without the prior written consent of the holders of at least 70% of the then outstanding shares of Series A Preferred Stock, the Company may not: (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation; (ii) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of a holder of the Series A Preferred Stock; (iii) authorize or create any class of stock ranking as to redemption, distribution of assets upon liquidation or dividends senior to, or otherwise pari passu with, the Series A Preferred Stock; (iv) declare or make any dividends other than dividend payments or other distributions payable solely in the Company’s common stock; or (v) enter into any agreement with respect to any of the foregoing.

Upon a liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to receive out of the Company’s assets, whether capital or surplus, an amount equal to such holder’s then stated value for each share of Series A Preferred Stock before any distribution to the holders of the Company’s common stock, any class or series of preferred stock and all other common stock equivalents other than those securities which are explicitly senior or pari passu to the Series A Preferred Stock in redemption, distribution of assets upon a liquidation or dividends. If there are insufficient assets to pay in full such amounts, then the available assets will be ratably distributed to the holders of the Series A Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Common Stock

In July 2016, the Company amended its Restated Certificate of Incorporation, as amended, to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 150,000,000.

On March 10, 2017, the Company implemented a one-for-three reverse split of its issued and outstanding shares of the Company’s common stock (the Reverse Stock Split), as authorized at a special meeting of stockholders on March 1, 2017. The Reverse Stock Split became effective on March 10, 2017 at 5:00 pm and the Company’s common stock began trading on Nasdaq on a post-split basis at the open of business on March 13, 2017. As of a result of the Reverse Stock Split, every three shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on Nasdaq. By letter dated March 27, 2017, the Nasdaq Listing Qualification Department, confirmed that the Company’s common stock was in compliance with listing requirements.

December 2017 Public Offering

On December 7, 2017, the Company entered into an underwriting agreement (the Underwriting Agreement) with H.C. Wainwright & Co., LLC (HCW), relating to the sale of 7,714,156 shares of its common stock, pre-funded warrants to purchase an aggregate of 5,922,208 shares of the Company’s common stock and common warrants to purchase up to an aggregate of 13,636,364 shares of the Company’s common stock (the December 2017 Offering). Each share of the Company’s common stock or pre-funded warrant, as applicable, was sold together with a common warrant to purchase one share of the Company’s common stock at a combined effective price to the public of $0.77 per share and accompanying common warrant. At March 31, 2018, all of the pre-funded warrants had been exercised for 5,922,208 shares of the Company’s common stock.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10. Equity (continued)

Pursuant to the Underwriting Agreement, the Company granted HCW a thirty day option, which option ended on January 6, 2018, to purchase up to 2,045,454 additional shares of the Company’s common stock at a purchase price of $0.76 per share and/or common warrants to purchase up to an aggregate of 2,045,454 shares of the Company’s common stock at a purchase price of $0.01 per common warrant with an exercise price of $0.77 per share, less the underwriting discounts and commissions. On December 8, 2017, HCW partially exercised this option by purchasing common warrants to purchase 410,586 shares of the Company’s common stock. As additional compensation, the Company issued warrants to HCW to purchase 436,364 shares of the Company’s common stock (the Underwriter Warrants). The Underwriter Warrants, which have an exercise price of $0.9625 per share, will be exercisable for five years from the date of the Underwriting Agreement and may be exercised on a cashless basis in certain circumstances specified therein.

The Company and HCW completed the December 2017 Offering on December 11, 2017, resulting in approximately $9.3 million of net proceeds to the Company after deducting the underwriter’s discounts and commissions and other estimated offering expenses payable by the Company.

The common warrants are exercisable immediately at an exercise price of $0.77 per share and will expire five years from the date of issuance. The pre-funded warrants are exercisable immediately at an exercise price of $0.01 per share and may be exercised until they are exercised in full, and as of March 31, 2018 all pre-funded warrants had been exercised. The exercise price and number of shares of the Company’s common stock issuable upon exercise of the common warrants, pre-funded warrants and Underwriter Warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the common warrants and pre-funded warrants.

In the event of certain transactions involving a sale of the Company, each holder of common warrants has the right, exercisable at its option, to require the Company to purchase such holder’s common warrants at a price determined using a Black Scholes option pricing model as described in the common warrants. The shares of the Company’s common stock or pre-funded warrants, as applicable, and the accompanying common warrants could only be purchased together in the December 2017 Offering but were issued separately.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with:

•	our unaudited Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Form 10-Q); and

•
our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for 2017 (2017 Form 10-K), as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

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

On April 18, 2018, we announced that our Board of Directors is conducting a comprehensive review of strategic alternatives focused on maximizing stockholder value. We have engaged Canaccord Genuity LLC as our strategic financial advisor to assist with the review process. The Board of Directors has established a Special Committee to explore and evaluate potential strategic alternatives which may include a sale of our company, a business combination, a merger or reverse merger with another company, a strategic investment into our company, a sale, license or other disposition of corporate assets of our company or continuing with the current business plan. We have not set a timetable for completion of the review process. No decision has been made as to whether we will engage in a transaction or transactions, and there can be no assurance that this process will result in any transaction, or the terms or timing of any potential transaction.

Development Programs

Our current pipeline consists of the following product candidates, which we are developing in collaboration with Intrexon:

Our most advanced product candidate, FCX-007, has entered the Phase 2 portion of a Phase 1/2 clinical trial for the treatment of recessive dystrophic epidermolysis bullosa (RDEB). Our second gene therapy product candidate, FCX-013, is in development for the treatment of moderate to severe localized scleroderma. We submitted an investigational new drug (IND) application for FCX-013 to the United States Food and Drug Administration (FDA) in January 2018 and in March 2018, the FDA allowed the IND to progress to clinical trials. We expect to initiate enrollment for an open label, single arm Phase 1/2 clinical trial in the third quarter of 2018. In addition, we have a third program in the research phase for the treatment of arthritis and related conditions. See further discussion of our gene therapy product candidates under the heading “Development Programs” found in section “Item 1-Business” of the 2017 Form 10-K.

Intrexon Collaborations

We collaborate with Intrexon Corporation, a related party, through two distinct exclusive channel collaboration agreements consisting of the Exclusive Channel Collaboration Agreement entered into in October 2012 as amended, or the 2012 ECC and the Exclusive Channel Collaboration Agreement entered into in December 2015 or the 2015 ECC. Pursuant to these agreements, we engage Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburse Intrexon for its cost for time and materials for such work. We are developing FCX-007 and FCX-013 under the 2012 ECC and we are in the research phase for a gene-therapy treatment for arthritis and related conditions under the 2015 ECC. For additional details, see Note 8 in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q and additional disclosures included in our 2017 Form 10-K.

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

Phase 1/2 Trial of FCX-007 for RDEB

The primary objective of this open-label trial is to evaluate the safety of FCX-007 in RDEB patients. Additionally, the trial will assess (i) the pharmacology of FCX-007 through the presence of vector DNA or COL7 mRNA evaluation of COL7 expression and/or the presence of anchoring fibrils and (ii) the efficacy of FCX-007 through intra-subject paired analysis of target wound areas by comparing FCX-007 treated wounds to untreated wounds in Phase 1 and to wounds administered with sterile saline in Phase 2 by evaluating digital imaging of the wounds. Prior to treating pediatric patients in this trial, we were required to obtain allowance from the FDA by submitting evidence of FCX-007 safety and benefit in adult patients and data from our completed pre-clinical toxicology study. After submission of the requested data, the FDA granted allowance to include pediatric patients in the clinical trial in January 2018.

Currently we have four patients enrolled in the Phase 1 portion of the clinical trial whose progress is tracked through follow-up study visits. In September 2017, we reported interim results for the first three patients from the Phase 1 portion of the Phase 1/2 clinical trial of FCX-007. These first three patients were NC1+ (patients who express the first non-collagenous portion of the COL7 protein) and were dosed with a single intradermal injection session of FCX-007 in the margins of and across targeted wounds, as well as in separate intact skin sites. Five wounds were treated on the three patients, ranging in size from 4.4cm2 to 13.1cm2. Data from these patients show FCX-007 was well-tolerated through 12 weeks post-administration. There were no serious adverse events and no product related adverse events reported.

The fourth patient in the Phase 1 portion of the clinical trial was NC1- (patients who do not express the first non-collagenous portion of the COL7 protein). This clinical trial is designed to recruit two additional NC1- patients for the Phase 1 portion of the clinical trial. As a result of the most recent scientific thinking and the rarity of NC1- patients compared to NC1+ patients, i.e., the difficulty in recruiting this group, we are seeking a modification in the protocol to close out the Phase 1 portion of this clinical trial without including any additional patients. The clinical trial protocol is designed to allow a cohort to move into the Phase 2 portion of the trial even if the other cohort is still enrolling or in the follow-up evaluation period; therefore, the modification of the protocol for the trial does not impact ongoing enrollment of Phase 2 patients. We will continue to report on the progress of the clinical trial as data is collected.

The targeted wounds of the three adult patients were evaluated during a monitoring period prior to dosing and were observed to be open for up to eight months. Compared to the baseline measurement collected at Day 0 before the single intradermal injection session of FCX-007, at four weeks post-administration 100% (5/5) of wounds were ≥ 75% healed. At twelve weeks post-administration, 80% (4/5) of wounds were ≥ 70% healed.  The wound that was < 70% healed from the twelve-week data set was biopsied by the investigator in the middle of the wound bed rather than on the wound edge, which we believe may have contributed to the wound’s instability. We also monitored and evaluated untreated wounds of similar size to the matched treated wounds on the same patient. Compared to the baseline measurement collected at Day 0, at four weeks and twelve weeks post-administration 80% (4/5) of wounds were < 25% healed. We will continue to monitor all treated and untreated wounds throughout follow-up visits.

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

We completed dosing of the fourth adult patient and performed additional dosing of existing adult patients in the Phase 1 portion of the trial in the fourth quarter of 2017. We expect to report additional interim adult data and provide a trial update in the second quarter of 2018, which includes presenting at the 7th International Investigative Dermatology meeting on May 19, 2018.

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

We plan to use data from the Phase 1 portion of the Phase 1/2 clinical trial to also support a petition for Regenerative Medicine Advanced Therapy or Breakthrough Therapy Designation for FCX-007.

We have designated our existing, current good manufacturing practices (cGMP) cell therapy manufacturing facility in Exton, PA as the production site for FCX-007 in our IND application. The FCX-007 drug product dosed in the fourth quarter of 2017 was produced and distributed from our Exton, PA facility. The facility will be used for the remaining clinical and future commercial manufacture of FCX-007, with capacity to serve the U.S. market for RDEB. The approximately 13,000 square foot facility previously supported commercial autologous fibroblast manufacturing, with multiple FDA inspections conducted at the site. The facility includes cleanroom cell therapy manufacturing, quality control testing, cryogenic storage, shipping/receiving and warehousing space.

FCX-013 for Moderate to Severe Localized Scleroderma

Localized scleroderma is a chronic autoimmune skin disorder that manifests as excess production of extracellular matrix, specifically collagen, resulting in thickening of the skin and connective tissue. Localized scleroderma encompasses several subtypes which are classified based on the depth and pattern of the lesion(s). The moderate to severe forms of the disorder include any subtype that affects function or produces symptoms of discomfort, tightness and pain. Current treatments for localized scleroderma include systemic or topical corticosteroids which target inflammation, UVA light therapy and physical therapy. There are few treatment options that address excessive collagen accumulation in the skin and connective tissue. We estimate that there are approximately 90,000 patients in the U.S. considered to have moderate to severe localized scleroderma.

Our second gene therapy product candidate, FCX-013, is in development for the treatment of moderate to severe localized scleroderma. FCX-013 is an autologous fibroblast genetically-modified using lentivirus and encoded for matrix metalloproteinase 1 (MMP-1), the protein responsible for breaking down collagen. FCX-013 incorporates Intrexon’s proprietary RheoSwitch Therapeutic System® (RTS®), a biologic switch activated by an orally administered compound (Veledimex) to control protein expression at the site of localized scleroderma lesions. FCX-013 is designed to be injected under the skin at the location of the fibrotic lesions where the genetically-modified fibroblast cells will produce MMP-1 to break down excess collagen accumulation. With the FCX-013 therapy, the patient will take Veledimex to facilitate protein expression. Once the fibrosis is resolved, the patient will stop taking Veledimex which will halt further MMP-1 production.

We previously completed a proof-of-concept study for FCX-013 in which the primary objective was to determine whether FCX-013 had the potential to reduce dermal thickness in fibrotic tissue. In this study, FCX-013 was evaluated in a bleomycin-induced scleroderma model utilizing severe combined immunodeficiency (SCID) mice. Data from the study demonstrated that FCX-013 reduced dermal thickness of fibrotic tissue to levels similar to that of the non-bleomycin treated control and further reduced the thickness of the sub-dermal muscle layer. Based upon this data and the FDA’s feedback to our pre-IND briefing package, we advanced FCX-013 into a pre-clinical dose-ranging study which has been completed.

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

We submitted an IND for FCX-013 to the FDA in January 2018, and in March 2018, the FDA allowed the IND to progress to clinical trials. We expect to initiate enrollment for an open label, single arm Phase 1/2 clinical trial in the third quarter of 2018. The primary objective of the trial is to evaluate the safety of FCX-013. Secondary analyses consist of several fibrosis assessments including histology, skin scores, ultrasound and additional measurements of targeted sclerotic lesions and control sites at various time points up to 16 weeks post-administration of FCX-013. We are targeting ten patients with any subtype of localized scleroderma are targeted for enrollment (approximately 5 patients per Phase). The Phase 1 portion will enroll adult patients, and dosing for the first three adult patients will be staggered prior to dosing the rest of the trial’s population. We intend to include pediatric patients in the Phase 2 portion of the trial after submission and approval of safety and activity data from the adult Phase 1 patients from the FDA and the DSMB for the trial. We plan to manufacture FCX-013 at our Exton, PA cGMP manufacturing facility.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of March 31, 2018, we had an accumulated deficit of $181.7 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

Our financial condition is summarized below as of the following dates and is intended to supplement the more detailed discussion that follows:

	March 31, 2018	December 31, 2017
($ in thousands)
Cash and cash equivalents	$12,201	$17,417

Working capital:
Total current assets	$12,698	$17,902
Less: Total current liabilities	1,887	4,425
Net working capital	$10,811	$13,477

Convertible notes payable (gross principal)	$18,003	$18,003

Stockholders’ equity	$6,259	$9,007

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $12.2 million and net working capital of $10.8 million as of March 31, 2018. Net working capital decreased approximately $2.7 million, or 19.8%, from December 31, 2017 to March 31, 2018. This decrease is the result primarily from the net loss incurred for the first three months of 2018. We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2019; however, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations. Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

•	the results of our Board of Directors’ analysis of strategic alternatives, including a potential sale of our company;

•	the cost of clinical activities and outcomes related to our Phase 1/2 clinical trial for FCX-007;

•	the costs of clinical activities related to FCX-013, for which we received FDA allowance for our IND in the first quarter of 2018;

•	the cost of additional pre-clinical studies and clinical trials in order to obtain regulatory approvals for our product candidates;

•	the cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications; and

•	the cost of filing, surveillance around, prosecuting, defending and enforcing patent claims.

To meet our capital needs, we will consider multiple alternatives, including but not limited to equity financings, debt financings, corporate collaborations, partnerships and other strategic transactions and funding opportunities. However, there is no assurance that we will be able to complete any such transaction or obtain the additional required capital on acceptable terms or otherwise. Furthermore, the covenants under our convertible notes limit our ability to obtain additional debt financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, will result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing that we complete may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration or partnership arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

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

These factors raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our Consolidated Financial Statements for the year ended December 31, 2017 found in the 2017 Form 10-K includes a paragraph related to the substantial doubt about our ability to continue as a going concern.

Nasdaq Deficiency Notice

On January 23, 2018, we received (the Notice) from the Nasdaq Capital Market (Nasdaq) that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The Notice has no immediate effect on the listing of our common stock, which will continue to trade at this time on Nasdaq under the symbol “FCSC.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until July 23, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by July 23, 2018, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards which require, among other things, that we have at least $5 million of stockholders’ equity or at least $4 million of stockholders’ equity and $50 million market value of listed shares. If we fail to regain compliance during the applicable period, we will receive notification from Nasdaq that our common stock is subject to delisting. At that time we may then appeal the delisting determination to a Hearings Panel. Such notification will have no immediate effect on our listing on Nasdaq, nor will it have an immediate effect on the trading of our common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with Nasdaq’s minimum bid price requirement. If we regain compliance with Nasdaq’s minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq, or that our common stock will not be delisted from Nasdaq in the future. In addition, we may be unable to meet other applicable listing requirements of Nasdaq, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the minimum bid price requirement.

We intend to monitor the closing bid price of our common stock and consider options to resolve our noncompliance with the minimum bid price requirement. To address our non-compliance with the minimum bid price requirement, we are seeking approval of an amendment to our Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our common stock at a ratio in the range of 1:3 to 1:10, such ratio to be determined in the discretion of our Board of Directors, at our annual meeting of stockholders to be held on May 23, 2018.

Nasdaq Equity Requirement

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist our common stock if our stockholders’ equity falls below $2.5 million. As of March 31, 2018, our stockholders’ equity was approximately $6.3 million. If our stockholders equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, we will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if we are unable to demonstrate to Nasdaq’s satisfaction that we will be able to sustain compliance with this requirement, Nasdaq may delist our common stock. In addition, even if we regain technical compliance with the stockholders’ equity requirement, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market, including the requirement that our common stock continues to trade above $1.00. For the three months ended March 31, 2018, we incurred a net loss of approximately $2.9 million and used approximately $4.8 million in operating activities and had an accumulated deficit of $181.7 million as of March 31, 2018.

We are actively monitoring our stockholders’ equity and will consider any and all options available to us to maintain compliance. There can be no assurance, however, that we will be able to maintain compliance and meet Nasdaq’s minimum stockholders’ equity requirements.

2017 Series A Preferred Stock Offering

On March 8, 2017, we completed the sale of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of our Series A Convertible Preferred Stock (the Series A Preferred Stock), with an initial stated value of $1,000 that is convertible into shares of our common stock with a conversion price of $2.3271 and (ii) a warrant to purchase up to a number of shares of common stock equal to 100% of the conversion shares issuable on March 7, 2017 pursuant to the shares of Series A Preferred Stock purchased by each investor (collectively, the 2017 Series A Preferred Stock Offering) for the sale of $8.0 million to certain of our existing investors, including certain related parties such as Intrexon Corporation (Intrexon). After deducting offering expenses, net proceeds from the Series A Preferred Stock Offering, excluding the proceeds, if any, from the exercise of the warrants, was approximately $7.6 million.

2017 Common Stock and Warrant Offering

On December 11, 2017, we completed the sale of 7,714,156 shares of our common stock, pre-funded warrants to purchase an aggregate of 5,922,208 shares of our common stock and common warrants to purchase up to an aggregate of 13,636,364 shares of our common stock (the December 2017 Offering) for $10.5 million. After deducting offering expenses, net proceeds from the December 2017 Offering excluding the proceeds, if any, from the exercise of the warrants, was approximately $9.3 million.

For additional details, see Risks Related to Our Financial Position and Need for Additional Capital included within Part I, Item 1A, "Risk Factors" of our 2017 Form 10-K.

Cash Flows

Our cash flow activity is summarized below for the following periods:

	Three months ended March 31,
($ in thousands)	2018	2017
Net cash flows (used in) provided by:
Operating activities	$(4,761)	$(4,754)
Investing activities	$(35)	$(87)
Financing activities	$(420)	$7,886

Operating Activities. Cash used in operating activities during the three months ended March 31, 2018 was approximately $4.8 million, which is nearly identical to the three months ended March 31, 2017.

Investing Activities. Cash used in investing activities during both the three months ended March 31, 2018 and 2017 was related solely to equipment purchases.

Financing Activities. Cash used in financing activities during the three months ended March 31, 2018 was approximately $0.4 million and related to offering costs paid in connection with the December 2017 Offering. Cash provided by financing activities during the three months ended March 31, 2017 was approximately $7.9 million from the net proceeds from our Series A Preferred Stock Offering in March 2017.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

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

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2018	2017	% Change
Direct costs:
FCX-007	$(67)	$1,242	(105.4)%	(1)
FCX-013	264	659	(59.9)%	(2)
Other	(46)	1	(4,700.0)%	(3)
Total direct costs	151	1,902	(92.1)%
Indirect costs:
Regulatory costs	(4)	47	(108.5)%	(4)
Compensation and related expense	527	466	13.1%	(5)
Other indirect R&D costs	668	558	19.7%	(6)
Total indirect costs	1,191	1,071	11.2%
Total research and development expense	$1,342	$2,973	(54.9)%

(1)
Costs for our FCX-007 program decreased approximately $1.3 million, or 105.4%, for the three months ended March 31, 2018 compared to the same period in 2017. The decrease for the three month period ended March 31, 2018 was related to decreased costs from (1) our clinical partner Intrexon, as the Phase 1 portion of the clinical trial was substantially completed at the end of 2017; (2) movement in-house of the manufacturing of the drug product used in our Phase 1/2 clinical trial of FCX-007 previously contracted to a third party manufacturer and (3) a decrease of approximately $0.5 million in an estimate of costs to settle a dispute with a third party manufacturer.

Through March 31, 2018, we incurred approximately $24.7 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase 1/2 clinical trial protocol and recruiting patients. Going forward, research and development investments for this program are expected to support clinical product manufacturing, statistical analyses, report generation and future clinical trial costs.

(2)
Costs for our FCX-013 program decreased approximately $0.4 million, or 59.9%, for the three months ended March 31, 2018 compared to the same period in 2017. This decrease was related primarily to decreased costs from our clinical partner Intrexon of approximately $0.4 million, as substantially all of the costs of the pre-clinical phase of the project were completed at the end of 2017.

Through March 31, 2018, we incurred approximately $ 14.1 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Intrexon. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept and pre-clinical dose-ranging studies. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee meeting preparation expenses, and the design and execution of clinical trials.

(3)	Other costs were not significant for the three months ended March 31, 2018 and 2017.

(4)	Regulatory costs were not significant for the three months ended March 31, 2018 and 2017.

(5)
Compensation and related expense increased approximately $0.1 million, or 13.1%, for the three months ended March 31, 2018 as compared to the same period in 2017, due primarily to increased costs for personnel related to the movement of clinical trial material production from a third-party manufacturer to in-house manufacturing.

(6)
Other indirect costs increased approximately $0.1 million, or 19.7%, for the three months ended March 31, 2018, as compared to the same period in 2017. These increases were the result primarily of increased expenses for lab supplies and consulting for clinical trial manufacturing, all related to the movement of clinical trial material production from a third-party manufacturer to in-house manufacturing.

Selling, General and Administrative Expense
Selling, general and administrative expense was comprised of the following:

	For the Three Months Ended March 31,
($ in thousands)	2018	2017	% Change
Compensation and related expense	$448	$331	35.3%	(1)
Severance expense	—	137	—%	(2)
Professional fees	443	487	(9.0)%	(3)
Facilities and related expense and other	748	526	42.2%	(4)
Total selling, general and administrative expense	1,639	1,481	10.7%

(1)
Compensation and related expense increased approximately $0.1 million, or 35.3%, for the three months ended March 31, 2018 as compared to the same period in 2017. This increase was due primarily to the credits for stock compensation expense recorded in the 2017 period, due to the forfeiture of stock options by prior management that left the Company in the fourth quarter of 2016 and the first quarter of 2017.

(2)
Severance expense decreased approximately $0.1 million for the three months ended March 31, 2018 as compared to the same period in 2017. This decrease is attributable to the resignation and severance agreements with two members of management in the 2017 period. There was no such activity or expense in the 2018 period.

(3)	Professional fees were approximately $0.5 million, for both of the three months ended March 31, 2018 and 2017.

(4)
Facilities and related expense and other, increased approximately $0.2 million, or 42.2%, for the three months ended March 31, 2018 as compared to the same period in 2017. This increase is due primarily to approximately $0.2 million of income recognized in the 2017 period, as a result of the derecognition of certain reserves included in accrued expenses as of December 31, 2016.

Warrant Revaluation Income (Expense)

During the three months ended March 31, 2018 and 2017, we recorded non-cash income of approximately $0.2 million and non-cash expense of approximately $0.1 million for warrant revaluation charges in our Condensed Consolidated Statements of Operations, respectively. Due to the nature and inputs of the model used to assess the fair value of our outstanding warrants, it is normal to experience significant fluctuations from period to period. These fluctuations are due to a variety of factors including changes in our stock price, changes in the remaining contractual life of the warrants, and changes in management's estimated probability of certain events occurring that would impact the warrants. The primary reason for the significant change between the warrant revaluation charges noted above is due to the decrease in our stock price (from $0.64 to $0.59) during the three months ended March 31, 2018 compared to the increase (from $1.89 to $2.00) in our stock price during the three months ended March 31, 2017.
Derivative Revaluation Income (Expense)

During the three months ended March 31, 2018 and 2017, we recorded non-cash derivative revaluation expense of approximately $0.1 million and $0.3 million respectively, for derivative liability revaluation charges in our Condensed Consolidated Statements of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the private placement of an aggregate of $18,087,500 in principal of convertible promissory notes and accompanying warrants to purchase an aggregate of 6,029,174 shares of our common stock to institutional and accredited investors (the 2016 Private Placement).

Interest Expense

During the three months ended March 31, 2018 and March 31, 2017, we recorded interest expense of approximately $0.2 million in our Condensed Consolidated Statements of Operations related to the Notes that we issued in the 2016 Private Placement which bear interest at 4% per annum.

Net Loss

Net loss decreased approximately $2.1 million to $2.9 million for the three months ended March 31, 2018, as compared to a $5.0 million loss for the three months ended March 31, 2017. The decrease in net loss was due primarily to lower research and development costs of approximately $1.6 million, an approximately $0.3 million increase in warrant revaluation income and a reduction of approximately $0.2 million in derivative revaluation expense.

Contractual Obligations

During the three months ended March 31, 2018, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2017 Form 10-K.
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

Our summary of significant accounting policies is described in Note 3 to our Consolidated Financial Statements contained in our 2017 Form 10-K. However, please refer to Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q for updated policies and estimates, if applicable, that could impact our results of operations, financial position, and cash flows.
Recently Issued Accounting Pronouncements

See Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for discussion on recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer) concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

You should carefully consider each of the risk factors set forth under the heading “Risk Factors” in our 2017 Form 10-K. The risk factor set forth below supplements those risk factors. The occurrence of any one or more of these risks could materially harm our business, operating results, financial condition and prospects. These risks and uncertainties could also cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements that we make from time to time. Please see “Note Regarding Forward-Looking Statements” appearing at the beginning of this Form 10-Q.

Risks Related to our Financial Position and Need for Additional Capital

There can be no assurance that our review of strategic alternatives will result in any additional stockholder value, and speculation and uncertainty regarding the outcome of our review of strategic alternatives may adversely impact our business, financial condition and results of operations.

On April 18, 2018, we announced that our Board of Directors is conducting a review of strategic alternatives to maximize stockholder value. There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for stockholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction and the availability of financing to potential buyers on reasonable terms. If we fail to successfully complete a strategic transaction, we may not be able to otherwise source adequate liquidity to fund our operations, meet our obligations (including our debt payment obligations) and continue as a going concern.

The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to equity compensation, severance pay and legal, accounting and financial advisory fees. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board of Directors from our business, could negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.

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

FIBROCELL SCIENCE, INC.

By:	/s/ John M. Maslowski
John M. Maslowski
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	May 10, 2018