Form 10-Q
period 2018-09-30
Fibrocell Science, Inc.
filed 2018-11-14
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
OR
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐  No ☒
As of November 7, 2018, there were 9,314,982 outstanding shares of the registrant’s common stock, par value $0.001.

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

•	our review of strategic alternatives, including the possible sale or merger of the Company;

•	our expectation that our existing cash resources will be sufficient to enable us to fund our operations into the fourth quarter of 2019;

•	future expenses and capital expenditures;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our plans to address our future capital requirements and the consequences of failing to do so;

•	our need to raise substantial additional capital to fund our operations;

•	our plans to report interim data from patients from the Phase 2 portion of our Phase 1/2 clinical trial for FCX-007 and provide a trial update in the first quarter of 2019;

•	our plans to use data from the Phase 1/2 clinical trial of FCX-007 to support a petition for Regenerative Medicine Advanced Therapy or Breakthrough Therapy Designation for FCX-007;

•
our plans to submit a Phase 3 clinical trial protocol for FCX-007 to the United States Food and Drug Administration (FDA) in the fourth quarter of 2018 while continuing to collect additional data from the Phase 2 portion of the Phase 1/2 clinical trial of FCX-007;

•	our plans to initiate a Phase 3 clinical trial for FCX-007 in the first half of 2019;

•	our product development goals under our collaborations with Precigen, Inc., a wholly owned subsidiary of Intrexon Corporation, for our product candidates;

•	the potential benefits of Fast Track, Orphan Drug and Rare Pediatric Disease designations;

•	the potential advantages of our product candidates and technologies; and

•	the effect of legal and regulatory developments;

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

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the 2017 Form 10-K), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (the 2018 Q1 Form

10Q), our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (the 2018 Q2 Form 10Q), and in particular, the risks and uncertainties discussed under the caption “Item 1A—Risk Factors” of our 2017 Form 10-K, our 2018 Q1 Form 10Q and our 2018 Q2 Form 10Q. As a result, you should not place undue reliance on forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Fibrocell Science, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
($ in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$16,111	$17,417
Prepaid expenses and other current assets	294	485
Total current assets	16,405	17,902
Property and equipment, net of accumulated depreciation of $2,221 and $1,919, respectively	1,295	1,470
Other assets	1	39
Total assets	$17,701	$19,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$782	$862
Related party payable	63	2,303
Accrued expenses	966	1,260
Total current liabilities	1,811	4,425
Convertible promissory notes, net of debt discount of $18,003 and $18,003, respectively (see Note 4)	—	—
Accrued interest payable	1,542	967
Warrant liability	482	1,073
Derivative liability	2,870	3,136
Deferred rent	812	803
Total liabilities	7,517	10,404

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series A nonredeemable convertible preferred stock; 8,000 shares designated, 8,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively; aggregate liquidation preference of $8,514 at September 30, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 9,314,982 and 5,189,755 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	9	5
Additional paid-in capital	197,632	187,805
Accumulated deficit	(187,457)	(178,803)
Total stockholders’ equity	10,184	9,007
Total liabilities and stockholders’ equity	$17,701	$19,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$—	$—	$—	$—

Total cost of revenue	—	—	—	—

Gross profit (loss)	—	—	—	—

Research and development expense	1,541	1,657	4,601	4,800
Research and development expense - related party (see Note 8)	63	981	(134)	4,168
Selling, general and administrative expense	1,501	1,958	4,696	5,109
Operating loss	(3,105)	(4,596)	(9,163)	(14,077)
Other income (expense):
Warrant revaluation income (expense)	265	4,981	591	(4,742)
Derivative revaluation income (expense)	87	(254)	266	287
Interest expense	(194)	(273)	(575)	(641)
Other income, net	88	27	227	33
Loss before income taxes	(2,859)	(115)	(8,654)	(19,140)
Income taxes	—	—	—	—
Net loss	(2,859)	(115)	(8,654)	(19,140)
Dividend paid in-kind to preferred stockholders	(85)	(82)	(250)	(182)
Deemed dividend on preferred stock (see Note 10)	(130)	(111)	(377)	(3,981)
Net loss attributable to common stockholders	$(3,074)	$(308)	$(9,281)	$(23,303)

Per Share Information:
Net loss:
Basic	$(0.33)	$(0.10)	$(1.31)	$(7.92)
Diluted	$(0.33)	$(0.12)	$(1.31)	$(7.92)
Weighted average number of common shares outstanding:
Basic	9,234,869	2,945,035	7,107,678	2,942,202
Diluted	9,234,869	2,948,290	7,107,678	2,942,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)
($ in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	8,000	$—	5,189,755	5	$187,805	$(178,803)	$9,007
Conversion of pre-funded warrants	—	—	483,221	1	23	—	24
Stock-based compensation expense	—	—	—	—	393	—	393
May 2018 Registered Direct Offering, net of offering costs of $676	—	—	2,038,224	2	5,322	—	5,324
July 2018 Registered Direct Offering, net of offering costs of $494	—	—	1,474,080	1	3,590	—	3,591
Exercise of warrants	—	—	129,702	—	499	—	499
Net loss	—	—	—	—	—	(8,654)	(8,654)
Balance, September 30, 2018	8,000	$—	9,314,982	$9	$197,632	$(187,457)	$10,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
($ in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,654)	$(19,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	393	194
Warrant revaluation expense (income)	(591)	4,742
Derivative revaluation income	(266)	(287)
Depreciation and amortization of long lived assets	302	282
Amortization of debt discount	—	86
Loss on disposal or impairment of property and equipment	—	40
Decrease (increase) in operating assets:
Prepaid expenses and other current assets	191	248
Other assets	38	4
Increase (decrease) in operating liabilities:
Accounts payable	258	132
Related party payable	(2,240)	789
Accrued expenses and deferred rent	(223)	(524)
Accrued interest payable	575	555
Net cash used in operating activities	(10,217)	(12,879)
Cash flows from investing activities:
Purchase of property and equipment	(155)	(348)
Net cash used in investing activities	(155)	(348)
Cash flows from financing activities:
Proceeds from 2017 Series A Preferred Stock Offering, (net of offering costs of $377)	—	7,623
Payment of deferred offering costs	(444)	—
Proceeds from conversion of pre-funded warrants	24	—
Proceeds from conversion of common warrants	499	—
Proceeds from May 2018 Registered Direct Offering, (net of offering costs of $640)	5,360	—
Proceeds from July 2018 Registered Direct Offering, (net of offering costs of $458)	3,627	—
Net cash provided by financing activities	9,066	7,623
Effect of exchange rate changes on cash balances	—	—
Net increase (decrease) in cash and cash equivalents	(1,306)	(5,604)
Cash and cash equivalents, beginning of period	17,417	17,515
Cash and cash equivalents, end of period	$16,111	$11,911
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$—	$29
Offering costs in accounts payable and accrued expenses	$72	$—
Reduction of warrant liability upon cashless exercise of warrants	$—	$41
Reduction in accrued interest payable upon cashless exercise of promissory notes	$—	$3
Reduction in derivative liability upon cashless exercise of promissory notes	$—	$6
Cashless exercise of promissory notes	$—	$85
Dividend paid in-kind to preferred stockholders	$250	$182
Deemed dividend on preferred stock	$377	$3,981

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

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. For the nine month period ended September 30, 2018 the Company incurred a net loss of approximately $8.7 million and used approximately $10.2 million in cash for operations. As of September 30, 2018, the Company had cash and cash equivalents of approximately $16.1 million, working capital of approximately $14.6 million and an accumulated deficit of approximately $187.5 million. The Company believes that its cash and cash equivalents at September 30, 2018 will be sufficient to fund operations into the fourth quarter of 2019. The Company will require additional capital to fund operations beyond that point. To meet its capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist the Company’s common stock if its stockholders’ equity falls below $2.5 million. As of September 30, 2018, the Company’s stockholders’ equity was approximately $10.2 million. If the Company’s stockholders’ equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, the Company will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if the Company is unable to demonstrate to Nasdaq’s satisfaction that it will be able to sustain compliance with this requirement, Nasdaq may delist the Company’s common stock. In addition, even if the Company regains technical compliance with the stockholders’ equity requirement, it will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq, including the requirement that the Company’s common stock continues to trade above $1.00.

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

Generally, when there are multiple instruments issued in a single transaction that have different subsequent measurement bases, the proceeds from the transaction are first allocated to the instrument that is subsequently measured at fair value (i.e. - instruments accounted for as a derivative liability) at its issuance date fair value, with the residual proceeds allocated to the instrument not subsequently measured at fair value. In the event both instruments in the transaction are not subsequently measured at fair value (i.e. equity-classified instruments), the proceeds from the transaction are allocated to the freestanding instruments based on their respective fair values, using the relative fair value method.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three and nine months ended September 30, 2018 and 2017, the Company did not record a tax expense or benefit due to the expected current year loss and its historical losses.  The Company does not have a net deferred tax asset as of either September 30, 2018 or December 31, 2017 because it maintained a full valuation allowance against all deferred tax assets as management has determined that it is more likely than not, that the Company will be unable to realize these future tax benefits. As of September 30, 2018 and December 31, 2017, the Company had no uncertain tax positions.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 - Accounting for Certain Financial Instruments with Down Round Features and Part 2 - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception.” Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company currently does not have any outstanding financial instruments with down round provisions, and therefore the impact of the adoption of this standard on its Consolidated Financial Statements, will not be material.
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

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Convertible Notes (continued)

repay any such accrued and unpaid interest by delivering such number of shares of the Company’s common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of the Company’s common stock as reported on Nasdaq on the date of such election plus $0.12625, and (ii) the Conversion Price (as defined below). As of September 30, 2018 and for each prior quarterly period since issuance, the Company has elected to accrue interest.

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

During the three and nine months ending September 30, 2018, there were no conversions of the Notes into shares of the Company’s common stock.

Accounting for Convertible Notes and Embedded Derivatives

The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from allocation of proceeds to interest expense using the effective interest method over the expected term of the Notes pursuant to ASC 835, Interest (ASC 835).

See Note 3 for discussion of the Company’s policies for accounting for convertible instruments (i.e. convertible debt) with detachable liability-classified warrants. In connection with the issuance of the Notes and Warrants, the Company recorded a debt discount of approximately $18.1 million based on an allocation of proceeds to the Warrants of approximately $9.6 million, an allocation to bifurcated derivatives (which consist of a contingent put option upon a change of control or acceleration upon event of default (the Contingent Put Option) and a contingent call option upon a change of control (the Contingent Call Option) included in the Notes of approximately $1.3 million, and a beneficial conversion feature of approximately $7.2 million, before issuance costs, based on the difference between the fair value of the underlying common stock at the commitment date of each Note transaction and the effective conversion price of the Notes, as limited by the proceeds allocated to the Notes.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Convertible Notes (continued)

Convertible promissory notes outstanding were as follows:

($ in thousands)	September 30, 2018	December 31, 2017
Convertible promissory notes	$18,003	$18,003
Debt discount - warrants	(9,598)	(9,598)
Debt discount - compound bifurcated derivatives	(1,267)	(1,267)
Debt discount - beneficial conversion feature	(7,138)	(7,138)
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes, and is included in interest expense in the Condensed Consolidated Statements of Operations. Amortization for the three and nine months ended September 30, 2018 and September 30, 2017, including the amortization of the issuance costs, was $0 for the 2018 periods and approximately $36,000 for the three months ended September 30, 2017 and $86,000 for the nine months ended September 30, 2017, due to the conversion of $85,000 in principal value notes. Based on an effective yield of approximately 1,157% resulting from the Notes being initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021.

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

Changes to the key assumptions or to the scenarios used in the valuation model, including the probability of key events, such as a change of control transaction, could have a material impact to the overall valuation of the compound bifurcated derivative liability. Additionally, there are other embedded features of the Notes requiring bifurcation, other than the Contingent Put Option and the Contingent Call Option, which had no value at September 30, 2018 or December 31, 2017, due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Convertible Notes (continued)

The estimated fair value of the compound bifurcated derivative is determined to represent a Level 3 instrument. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	September 30, 2018	December 31, 2017
Calculated aggregate value	$2,870	$3,136
Closing price per share of common stock	$2.36	$3.20
Contractual remaining term	7 years, 11 months	8 years, 8 months
Contractual interest rate	4.0%	4.0%
Volume-weighted average conversion rate	$17.04667	$17.04667
Risk-free interest rate (term structure)	2.12% - 3.05%	1.28% - 2.40%
Dividend yield	—	—
Credit Rating	CC	CC
Credit Spread	27.11%	36.98%
Volatility	91.5%	99.0%

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation income in the Company’s Condensed Consolidated Statements of Operations.  The change in estimated fair value of the Company's derivative liability for the three months ended September 30, 2018 and September 30, 2017 resulted in non-cash income of approximately $0.1 million and non-cash expense of approximately $0.3 million, respectively, and for the nine months ended September 30, 2018 and September 30, 2017 the change in estimated fair value of the Company’s derivative liability resulted in non-cash income of approximately $0.3 million and $0.3 million, respectively.
Note 5. Warrants

The Company accounts for common stock warrants as either equity instruments, derivative liabilities or liabilities depending on the specific terms of the warrant agreement. See Note 3 for further details on accounting policies related to the Company’s convertible instruments, including common stock warrants.

In connection with various financing transactions, the Company has issued warrants to purchase the Company’s common stock. In July 2018, in connection with a private placement (the July 2018 Private Placement), the Company issued unregistered warrants to purchase 958,152 shares of its common stock. Each common stock purchase warrant has an exercise price of $2.70 per share, was exercisable upon the date of issuance and expires five and one-half years from the date of the issuance. In addition, the Company also issued unregistered warrants to purchase up to an aggregate of 103,186 shares of its common stock to the designees of H.C. Wainwright & Co., LLC (Wainwright), as partial compensation for placement agent services by Wainwright in connection with the Company’s registered direct public offering in July 2018 (the July 2018 Registered Direct Public Offering), and the July 2018 Private Placement. Such unregistered warrants have an initial exercise price of $3.464 per share are immediately exercisable and expire on July 3, 2023.

In May 2018 in connection with a private placement (the May 2018 Private Placement), the Company issued unregistered warrants to purchase 1,528,668 shares of its common stock. Each common stock purchase warrant has an exercise price of $2.86 per share, was exercisable upon the date of the issuance and expires five and one-half years from the date of the issuance. The Company also issued unregistered warrants to purchase up to an aggregate of 142,676 shares of its common stock to the designees of Wainwright, as partial compensation for placement agent services by Wainwright in connection with the Company’s registered direct public offering in May 2018 (the May 2018 Registered Direct Public Offering), and the May 2018 Private Placement. Such unregistered warrants have an initial exercise price of $3.679 per share are immediately exercisable and expire on May 30, 2023.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5. Warrants (continued)

On July 27, 2018, the Company filed a registration statement on Form S-1 (the Resale Registration Statement) registering the resale of shares of the Company’s common stock underlying warrants issued in the May 2018 Private Placement and the July 2018 Private Placement. The Resale Registration Statement was declared effective by the SEC on August 8, 2018.

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

The Company’s outstanding warrants consist of both liability-classified warrants and equity-classified warrants. The following table summarizes outstanding warrants to purchase the Company’s common stock:

	Number of warrants
	September 30, 2018	December 31, 2017	Exercise Price	Expiration Dates
Liability-classified Warrants
Issued with June 2012 Convertible Notes	—	75,040	$37.50	Jun 2018
Issued in Series E Preferred Stock offering	104,676	104,676	$112.50	Dec 2018
Issued with September 2016 Convertible Notes	1,205,840	1,205,840	$22.50	Sept 2021
Total liability-classified warrants	1,310,516	1,385,556

Equity-classified Warrants
Issued in 2017 Series A Preferred Stock Offering	687,468	687,468	$12.69	Mar 2022
Issued in December 2017 Offering - common warrants	2,679,702	2,809,404	$3.85	Dec 2022
Issued in December 2017 Offering - underwriter warrants	87,274	87,274	$4.8125	Dec 2022
Issued in December 2017 Offering - pre-funded warrants	—	483,221	$0.05	No exp
Issued in May 2018 Private Placement - common warrants	1,528,668	—	$2.86	Nov 2023
Issued in May 2018 - underwriter warrants	142,676	—	$3.679	May 2023
Issued in July 2018 Private Placement - common warrants	958,152	—	$2.70	Jan 2024
Issued in July 2018 - underwriter warrants	103,186	—	$3.464	Jul 2023
Total equity-classified warrants	6,187,126	4,067,367

Total outstanding warrants	7,497,642	5,452,923

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5. Warrants (continued)

The table below is a summary of the Company’s warrant activity during the nine months ended September 30, 2018:

	Number of warrants			Weighted- average exercise price
	Liability-classified	Equity-classified	Total
Outstanding at December 31, 2017	1,385,556	4,067,367	5,452,923	$11.32
Granted	—	2,732,682	2,732,682	2.87
Exercised	—	(612,923)	(612,923)	0.85
Expired	(75,040)	—	(75,040)	37.50
Outstanding at September 30, 2018	1,310,516	6,187,126	7,497,642	$8.83

Accounting for Liability-Classified Warrants

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in warrant revaluation income (expense) in the Company’s Condensed Consolidated Statements of Operations in each subsequent period. The change in the estimated fair value of the warrant liability for the three months ended September 30, 2018 and September 30, 2017, resulted in non-cash income of approximately $0.3 million and $5.0 million, respectively and for the nine months ended September 30, 2018 and September 30, 2017, the change in the estimated fair value of the warrant liability resulted in non-cash income (expense) of approximately $0.6 million and ($4.7) million, respectively.

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5. Warrants (continued)

The following table summarizes the calculated aggregate fair values of the liability classified warrants, along with the inputs and assumptions utilized in each calculation:

($ in thousands except per share data)	September 30, 2018	December 31, 2017
Calculated aggregate value	$482	$1,073
Weighted average exercise price per share	$29.69	$30.11
Closing price per share of common stock	$2.36	$3.20
Volatility	91.8%	92.2%
Weighted average remaining expected life	2 years, 9 months	3 years, 4 months
Risk-free interest rate	2.80%	2.00%
Dividend yield	—	—

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2018.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, money market funds with less than 90 days maturity	$14,220	$—	$—	$14,220
Total Assets	$14,220	$—	$—	$14,220
Liabilities:
Warrant liability	$—	$—	$482	$482
Derivative liability	—	—	2,870	2,870
Total Liabilities	$—	$—	$3,352	$3,352

	December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, money market funds with less than 90 days maturity	$14,670	$—	$—	$14,670
Total Assets	$14,670	$—	$—	$14,670
Liabilities:
Warrant liability	$—	$—	$1,073	$1,073
Derivative liability	—	—	3,136	3,136
Total Liabilities	$—	$—	$4,209	$4,209

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Fair Value Measurements (continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Warrant
($ in thousands)	Liability
Balance at December 31, 2017	$1,073
Change in fair value of warrant liability	(591)
Balance at September 30, 2018	$482

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 5 for further discussion of the warrant liability.

Bifurcated Compound Derivative - Derivative Liability

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Derivative
($ in thousands)	Liability
Balance at December 31, 2017	$3,136
Change in fair value of derivative liability	(266)
Balance at September 30, 2018	$2,870

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

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes with embedded derivatives was approximately $14.6 million at September 30, 2018, based on Level 3 inputs, compared to a carrying value of $0, as a result of unamortized debt discounts.

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

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years.  Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one year anniversary date for non-employee director options.  The Plan had 212,868 shares available for future grants as of September 30, 2018.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the nine months ended September 30, 2018 and 2017, the weighted average fair market value for options granted was $2.22 and $10.60, respectively.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the Condensed Consolidated Statements of Operations was approximately $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively and approximately $0.4 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Stock-Based Compensation (continued)

The fair market value of these stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended:

	September 30, 2018	September 30, 2017
Expected term	6 years	6 years
Interest rate	2.61%	1.95%
Dividend rate	—	—
Volatility	88.0%	88.7%

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2017	217,926	$60.31	7 years, 3 months	$—
Granted	84,800	2.99	9 years, 6 months	—
Exercised	—	—		—
Forfeited	(11,113)	6.12		—
Expired	(2,099)	51.46		—
Outstanding at September 30, 2018(1)	289,514	$45.67	7 years, 3 months	$—
Exercisable at September 30, 2018	165,696	$73.64	5 years, 11 months	$—

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The total fair value of options vested during the nine months ended September 30, 2018 was approximately $0.5 million. Additionally, as of September 30, 2018, there was approximately $0.6 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1 year, 9 months.
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

For the three months ended September 30, 2018, the Company incurred total expenses of approximately $60,000 with Precigen as compared to approximately $1.0 million, for the three months ended September 30, 2017, for work performed

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8. Related Party Transactions (continued)

under the 2012 ECC. During the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $60,000 incurred during the three months ended September 30, 2018, approximately $10,000 related to direct expenses for work performed by Precigen and approximately $50,000 related to pass-through costs. Of the $1.0 million incurred in the three months ended September 30, 2017, approximately $0.3 million related to direct expenses for work performed by Precigen and approximately $0.7 million related to pass-through costs. The Company’s FCX-007 and FCX-013 development programs are covered under the 2012 ECC and the Company’s Arthritis and related conditions program is covered under the 2015 ECC.

For the nine months ended September 30, 2018, the Company incurred total expenses of approximately $0.4 million with Precigen as compared to approximately $4.2 million, for the nine months ended September 30, 2017. In addition to these costs, during the nine months ended September 30, 2018, the Company recorded an approximately $0.5 million reduction in pass through costs under the 2012 ECC, due to a reduction in the estimate of disputed amounts owed to a Precigen vendor for pass though costs. Of the $0.4 million incurred during the nine months ended September 30, 2018, approximately $0.1 million related to direct expenses for work performed by Precigen and approximately $0.3 million related to pass-through costs. Of the $4.2 million incurred in the nine months ended September 30, 2017, approximately $0.9 million related to direct expenses for work performed by Precigen and approximately $3.3 million related to pass-through costs. These costs are presented in the Company’s “Condensed Consolidated Statement of Operations” as research and development expenses - related party.

As of September 30, 2018 and December 31, 2017, the Company had outstanding payables to Precigen of approximately $0.1 million and $2.3 million, respectively. These amounts are presented in the Company’s “Condensed Consolidated Balance Sheets” as related party payable.

    In the second quarter of 2017, Precigen notified the Company that it had received invoices for approximately $1.1 million in charges from a vendor who provided services to Precigen and which are passed-through to the Company under the 2012 ECC. Additional charges were presented after the second quarter of 2017, and the total of disputed charges at March 31, 2018, was approximately $1.4 million. The Company, Precigen and Precigen’s vendor have resolved the dispute with the parties agreeing to settle all obligations for approximately $0.2 million. This is a reduction of approximately $0.5 million from the approximately $0.7 million recorded at December 31, 2017 for this liability and was recorded in the three months ended March 31, 2018. The approximately $0.2 million settlement amount was paid in the Company’s third fiscal quarter of 2018.

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
Note 9.  Loss Per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during that period. The diluted loss per share calculation gives effect to dilutive stock options, warrants, convertible preferred stock, convertible notes and other potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share is based on the if-converted method or the treasury stock method, as applicable, and includes the effect from the potential issuance of common stock, such as shares issuable pursuant to the conversion of convertible preferred stock, convertible notes and the exercise of stock options and warrants, assuming the exercise of all "in-

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Loss Per Share (continued)

the-money" common stock equivalents based on the average market price during the period. Common stock equivalents have been excluded where their inclusion would be anti-dilutive.

Details in the computation of basic and diluted loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands except share and per share data)	2018	2017	2018	2017
Loss per share - basic:
Net loss	$(2,859)	$(115)	$(8,654)	$(19,140)
Less: Dividend paid in-kind to preferred stockholders	(85)	(82)	(250)	(182)
Less: Deemed dividend on preferred stock	(130)	(111)	(377)	(3,981)
Net loss attributable to common stockholders - basic	$(3,074)	$(308)	$(9,281)	$(23,303)

Numerator for basic loss per share	$(3,074)	$(308)	$(9,281)	$(23,303)
Denominator for basic loss per share	9,234,869	2,945,035	7,107,678	2,942,202
Basic loss per common share	$(0.33)	$(0.10)	$(1.31)	$(7.92)

Loss per share - diluted:
Numerator for basic loss per share	$(3,074)	$(308)	$(9,281)	$(23,303)
Adjust: Warrant revaluation income for dilutive warrants	—	46	—	—
Net loss attributable to common stockholders - diluted	$(3,074)	$(354)	$(9,281)	$(23,303)

Denominator for basic loss per share	9,234,869	2,945,035	7,107,678	2,942,202
Adjust: Incremental shares underlying dilutive “in the money” warrants outstanding	—	3,255	—	—
Denominator for diluted loss per share	9,234,869	2,948,290	7,107,678	2,942,202
Diluted net loss per common share	$(0.33)	$(0.12)	$(1.31)	$(7.92)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
“In the money” stock options	—	62,168	36,000	41,768
“Out of the money” stock options	289,514	161,102	253,514	152,688
“In the money” warrants	—	—	958,152	9,286
“Out of the money” warrants	7,497,642	2,072,951	6,539,490	2,072,951
Shares underlying convertible notes	1,056,068	1,056,068	1,056,068	1,056,068
Shares underlying convertible accrued interest on convertible notes	90,472	45,734	90,472	45,734
Shares underlying convertible preferred stock	728,000	704,000	728,000	704,000

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

The proceeds from the 2017 Series A Preferred Stock Offering (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Preferred Stock issued was calculated as the sum of (i) the value of the Series A Preferred Stock as if it had been converted into the Company’s common stock on the issuance date and (ii) the value of a perpetual annuity paying a 4% dividend rate in conversion shares for five years and 8% thereafter. In connection with the valuation, the following assumptions were used: risk free interest rate of 3.15%, credit spread of 31.27% and a market yield of 34.42%. The application of the relative fair value method resulted in an allocation of gross proceeds to the Series A Preferred Stock of approximately $1.3 million, net of discounts of $3.0 million attributed to the warrants (See Note 5) and $3.7 million from a beneficial conversion feature. The discount attributed to the beneficial conversion feature was immediately amortized as the Series A Preferred Stock has no stated redemption date and is convertible at the issuance date. For the three months ended September 30, 2018 and 2017, the Company recognized approximately $0.1 million in both periods of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). For the nine months ended September 30, 2018 and 2017, the Company recognized approximately $0.4 million and $4.0 million, respectively, of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

The discount attributed to the warrants is being accreted using the effective interest method and charged as a deemed dividend to additional paid-capital (in the absence of retained earnings), over the five-year period of the Series A Preferred Stock in which the stated dividend rate is 4%. For the three months ended September 30, 2018 and 2017, the Company recognized approximately $0.1 million in both periods, in deemed dividends due to the accretion of the warrant discount. For the nine months ending September 30, 2018 and 2017, the Company recognized approximately $0.4 million and $0.2 million, respectively, in deemed dividends due to the accretion of the warrant discount.

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

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly and payable only by way by increasing the stated value of the
Series A Preferred Stock in accordance with the terms of the Certificate of Designation. For the three and nine months ended September 30, 2018 cumulative dividends paid in-kind to holders of the Series A Preferred Stock were approximately $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2017 cumulative dividends paid in-kind to holders of the Series A Preferred Stock were approximately $0.1 million and $0.2 million respectively.

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

December 2017 Public Offering

On December 7, 2017, the Company entered into an underwriting agreement (the Underwriting Agreement) with Wainwright, relating to the sale of 1,542,832 shares of its common stock, pre-funded warrants to purchase an aggregate of 1,184,442 shares of the Company’s common stock and common warrants to purchase up to an aggregate of 2,727,273 shares of the Company’s common stock in connection with the December 2017 Offering. Each share of the Company’s common stock or pre-funded warrant, as applicable, was sold together with a common warrant to purchase one share of the Company’s common

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10. Equity (continued)

stock at a combined effective price to the public of $3.85 per share and accompanying common warrant. At September 30, 2018, all of the pre-funded warrants had been exercised for 1,184,442 shares of the Company’s common stock.

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

The common warrants are exercisable immediately at an exercise price of $3.85 per share and will expire five years from the date of issuance. The pre-funded warrants are exercisable immediately at an exercise price of $0.05 per share and may be exercised until they are exercised in full, and as of September 30, 2018 all pre-funded warrants had been exercised. The exercise price and number of shares of the Company’s common stock issuable upon exercise of the common warrants, pre-funded warrants and Underwriter Warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the common warrants and pre-funded warrants.

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

The May 2018 Registered Direct Offering and the May 2018 Private Placement closed on May 31, 2018. The net proceeds from the transactions were approximately $5.3 million after deducting certain fees due to the placement agent and other estimated transaction expenses. In connection with the May 2018 Registered Direct Offering and the May 2018 Private Placement, the placement agent received warrants to purchase up to 7.0% of the aggregate amount of shares of Company common stock sold in the May 2018 Registered Direct Offering. The warrants issued to the placement agent have substantially the same terms as the warrants issued in the May 2018 Private Placement, except that the exercise price of the warrants issued to the placement agent is $3.679 per share and the term of the warrants issued to the placement agent is five years.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10. Equity (continued)

July 2018 Registered Direct Offering and Private Placement

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

The July 2018 Registered Direct Offering and the July 2018 Private Placement closed on July 5, 2018. The net proceeds from the transactions were approximately $3.6 million after deducting certain fees due to the placement agent and other estimated transaction expenses. In addition, the placement agent received warrants to purchase 103,186 shares of the Company’s common stock. The warrants issued to the placement agent have substantially the same terms as the warrants issued in the July 2018 Private Placement, except that the exercise price of the warrants issued to the placement agent is $3.464 per share and the term of the warrants issued to the placement agent is five years.

On July 27, 2018, the Company filed a registration statement on Form S-1, registering the resale of shares of the Company’s common stock underlying warrants issued in the May 2018 Private Placement and the July 2018 Private Placement. The Resale Registration Statement was declared effective by the SEC on August 8, 2018.

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

In September 2018, the FDA’s Office of Orphan Products Development (OOPD) awarded a $1.4 million clinical trial research grant for Fibrocell’s continued development of FCX-007. This grant, which will be distributed over the next four years, was awarded by the FDA through the OOPD’s Orphan Products Clinical Trials Grants Program. This program supports the clinical development of products for use in rare diseases or conditions for which “no current therapy exists or where the proposed product will be superior to the existing therapy”.

In October 2018, we completed a Type C meeting with the FDA to discuss the design of a Phase 3 clinical trial protocol for FCX-007. The meeting was facilitated by the current data in our ongoing Phase 1/2 clinical trial of FCX-007 and the recent publication of draft guidance from the FDA in the areas of gene therapy and epidermolysis bullosa. The FDA provided us with guidance on various design aspects of our proposed Phase 3 clinical trial. In addition, the FDA offered guidance on Chemistry, Manufacturing and Control requirements for the proposed Phase 3 clinical trial and a potential future Biologics License Application for FCX-007. Based on the feedback from this meeting, we plan to submit the protocol in the fourth quarter of 2018 and will provide details on the clinical trial design once it is finalized. We plan to continue the Phase 2 portion of the ongoing Phase 1/2 clinical trial to collect additional data while submitting the Phase 3 protocol in parallel. Furthermore, we plan to initiate a Phase 3 clinical trial for FCX-007 in the first half of 2019.

To date, we have not yet received the official FDA meeting minutes from the Type C meeting and the preceding information may be altered or supplemented by the information contained in the official meeting minutes. We will provide further regulatory updates on FCX-007 after receipt of the official FDA minutes or other correspondence if there are material developments in such minutes or correspondence.

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

We completed the targeted enrollment of six patients in the Phase 2 portion of the Phase 1/2 clinical trial for FCX-007, and have over-enrolled by one patient for a total of seven patients. The Phase 2 population consists of one adult and six pediatric patients. We expect to report an interim data analysis for the Phase 1/2 trial, including available data from Phase 2 patients, in the first quarter of 2019. We plan to continue the Phase 2 portion of our ongoing Phase 1/2 clinical trial to collect additional data while submitting the Phase 3 clinical trial protocol to the FDA in parallel.

We plan to use data from the Phase 1/2 clinical trial to also support a petition for Regenerative Medicine Advanced Therapy or Breakthrough Therapy Designation for FCX-007.

We have designated our existing, current good manufacturing practices (cGMP) cell therapy manufacturing facility in Exton, PA as the production site for FCX-007 in our IND application. The FCX-007 drug product dosed in the fourth quarter of 2017 was produced and distributed from our Exton, PA facility. This multi-product, gene therapy manufacturing facility will be used for the remaining clinical and, if approved, future commercial manufacture of FCX-007, as we have sufficient cGMP vector supply on hand and existing capacity to serve the U.S. market for RDEB. The approximately 13,000 square foot facility previously supported commercial autologous fibroblast manufacturing, with multiple FDA inspections conducted at the site. The facility includes cleanroom cell therapy manufacturing, quality control testing, cryogenic storage, shipping/receiving and warehousing space.

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

Our second clinical stage, gene therapy product candidate, FCX-013, is in development for the treatment of moderate to severe localized scleroderma. FCX-013 is an autologous fibroblast genetically-modified using lentivirus and encoded for matrix metalloproteinase 1 (MMP-1), the protein responsible for breaking down collagen. FCX-013 incorporates Precigen’s proprietary RheoSwitch Therapeutic System® (RTS®), a biologic switch activated by an orally administered compound (Veledimex) to control protein expression at the site of localized scleroderma lesions. FCX-013 is designed to be injected under the skin at the location of the fibrotic lesions where the genetically-modified fibroblast cells will produce MMP-1 to break down excess collagen accumulation. With the FCX-013 therapy, the patient will take Veledimex to facilitate protein expression. Once the fibrosis is resolved, the patient will stop taking Veledimex which will halt further MMP-1 production.

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

FCX-013 has received Orphan Drug Designation from the FDA for the treatment of localized scleroderma and Rare Pediatric Disease Designation and in September 2018, Fast Track Designation for moderate to severe localized scleroderma.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of September 30, 2018, we had an accumulated deficit of $187.5 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

Our financial condition is summarized below as of the following dates and is intended to supplement the more detailed discussion that follows:

	September 30, 2018	December 31, 2017
($ in thousands)
Cash and cash equivalents	$16,111	$17,417

Working capital:
Total current assets	$16,405	$17,902
Less: Total current liabilities	1,811	4,425
Net working capital	$14,594	$13,477

Convertible notes payable (gross principal)	$18,003	$18,003

Stockholders’ equity	$10,184	$9,007

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $16.1 million and net working capital of $14.6 million as of September 30, 2018. Net working capital increased approximately $1.1 million, or 8.3%, from December 31, 2017 to September 30, 2018. This increase is the result primarily from the money raised in the May 2018 Registered Direct Offering and May 2018 Private Placement, and the July 2018 Registered Direct Offering and July 2018 Private Placement, (each as defined below), less the net loss incurred for the first nine months of 2018. We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2019. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations. Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

•	the results of our Board’s analysis of strategic alternatives, including a potential sale of our company;

•	the cost of clinical activities and outcomes related to our Phase 1/2 clinical trial for FCX-007 and our proposed Phase 3 clinical trial for FCX-007;

•	the costs of clinical activities related to FCX-013, for which we received FDA allowance for our IND in the first quarter of 2018;

•	the cost of additional pre-clinical studies and clinical trials in order to obtain regulatory approvals for our product candidates;

•	the cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications; and

•	the cost of filing, surveillance around, prosecuting, defending and enforcing patent claims.

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

Nasdaq Equity Requirement

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist our common stock if our stockholders’ equity falls below $2.5 million. As of September 30, 2018, our stockholders’ equity was approximately $10.2 million. If our stockholders’ equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, we will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if we are unable to demonstrate to Nasdaq’s satisfaction that we will be able to sustain compliance with this requirement, Nasdaq may delist our common stock. In addition, even if we regain technical compliance with the stockholders’ equity requirement, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq, including the requirement that our common stock continues to trade above $1.00. For the nine months ended September 30, 2018, we incurred a net loss of approximately $8.7 million and used approximately $10.2 million in operating activities and had an accumulated deficit of $187.5 million as of September 30, 2018.

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

May 2018 Registered Direct Offering and Private Placement

On May 31, 2018, we completed the sale of 2,038,224 shares of our common stock (the May 2018 Registered Direct Offering), and common warrants to purchase up to an aggregate of 1,528,668 shares of our common stock (the May 2018 Private Placement) for approximately $6.0 million. After deducting offering expenses, net proceeds from the May 2018 Registered Direct Offering and the May 2018 Private Placement was approximately $5.3 million.

July 2018 Registered Direct Offering and Private Placement

On July 5, 2018, we completed the sale of 1,474,080 shares of our common stock (the July 2018 Registered Direct Offering), and common warrants to purchase up to an aggregate of 958,152 shares of our common stock (the July 2018 Private Placement) for approximately $4.0 million. After deducting offering expenses, net proceeds from the July 2018 Registered Direct Offering and the July 2018 Private Placement was approximately $3.6 million.

For additional details, see Risks Related to Our Financial Position and Need for Additional Capital included within Part I, Item 1A, "Risk Factors" of our 2017 Form 10-K.

Cash Flows

Our cash flow activity is summarized below for the following periods:

	Nine months ended September 30,
($ in thousands)	2018	2017
Net cash flows (used in) provided by:
Operating activities	$(10,217)	$(12,879)
Investing activities	$(155)	$(348)
Financing activities	$9,066	$7,623

Operating Activities. Cash used in operating activities during the nine months ended September 30, 2018 was approximately $10.2 million, which is approximately $2.7 million, or 21% less than the nine months ended September 30, 2017. This decrease was primarily the result of lower costs related to the Phase 1/2 clinical trial for FCX-007, and lower costs related to the completed pre-clinical work on FCX-013.

Investing Activities. Cash used in investing activities during both the nine months ended September 30, 2018 and 2017 was related solely to equipment and leasehold improvement purchases.

Financing Activities. Cash provided by financing activities during the nine months ended September 30, 2018 was approximately $9.0 million from the May 2018 Registered Direct Offering and May 2018 Private Placement, and the July 2018 Registered Direct Offering and July 2018 Private Placement. Cash provided by financing activities during the nine months ended September 30, 2017 was approximately $7.6 million from the net proceeds from our Series A Preferred Stock Offering in March 2017.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

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

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2018	2017	% Change	2018	2017	% Change
Direct costs:
FCX-007	$477	$629	(24.2)%	$613	$3,602	(83.0)%	(1)
FCX-013	35	767	(95.4)%	375	1,832	(79.5)%	(2)
Other	5	25	(80.0)%	(36)	57	(163.2)%	(3)
Total direct costs	517	1,421	(63.6)%	952	5,491	(82.7)%
Indirect costs:
Regulatory costs	7	18	(61.1)%	19	79	(75.9)%	(4)
Compensation and related expense	500	527	(5.1)%	1,552	1,534	1.2%	(5)
Other indirect R&D costs	580	672	(13.7)%	1,944	1,864	4.3%	(6)
Total indirect costs	1,087	1,217	(10.7)%	3,515	3,477	1.1%
Total research and development expense	$1,604	$2,638	(39.2)%	$4,467	$8,968	(50.2)%

(1)
Costs for our FCX-007 program decreased approximately $0.2 million, or 24.2%, for the three months ended September 30, 2018 compared to the same period in 2017. The decrease for the three month period ended September 30, 2018 was related to decreased costs from (1) our clinical partner Precigen, as the Phase 1 portion of the clinical trial was substantially completed at the end of 2017 and (2) movement in-house of the manufacturing of the drug product used in our Phase 1/2 clinical trial of FCX-007 previously contracted to a third party manufacturer.

Costs for our FCX-007 program decreased approximately $3.0 million, or 83.0%, for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease for the nine month period ended September 30, 2018 was related to decreased costs from (1) our clinical partner Precigen, as the Phase 1 portion of the clinical trial was substantially completed at the end of 2017; (2) movement in-house of the manufacturing of the drug product used in our Phase 1/2 clinical trial of FCX-007 previously contracted to a third party manufacturer and (3) a decrease of approximately $0.5 million in an estimate of costs to settle a dispute with one of Precigen’s vendors, for which a settlement was agreed to and was paid by us in the three months ended September 30, 2018.

Through September 30, 2018, we incurred approximately $25.4 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Precigen. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase 1/2 clinical trial protocol and recruiting patients. Going forward, research and development investments for this program are expected to support clinical product manufacturing, statistical analyses, report generation and future clinical trial costs.

(2)
Costs for our FCX-013 program decreased approximately $0.7 million, or 95.4%, for the three months ended September 30, 2018 compared to the same period in 2017. This decrease was related primarily to decreased costs from our clinical partner Precigen of approximately $0.7 million, as substantially all of the costs of the pre-clinical phase of the project were completed at the end of 2017.

Costs for our FCX-013 program decreased approximately $1.5 million, or 79.5%, for the nine months ended September 30, 2018 compared to the same period in 2017. This decrease was related primarily to decreased costs from our clinical partner Precigen of approximately $1.3 million, as substantially all of the costs of the pre-clinical phase of the project were completed at the end of 2017.

Through September 30, 2018, we incurred approximately $14.2 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Precigen. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept and pre-clinical dose-ranging studies. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee meeting preparation expenses, and the design and execution of clinical trials.

(3)	Other costs were not significant for the three and nine months ended September 30, 2018 and 2017.

(4)	Regulatory costs were not significant for the three and nine months ended September 30, 2018 and 2017.

(5)	Compensation and related expense was comparable for both the three and nine months ended September 30, 2018 and September 30, 2017.

(6)
Other indirect costs decreased approximately $0.1 million, or 13.7%, for the three months ended September 30, 2018, as compared to the same period in 2017. This decrease was the result primarily of decreased consulting expenses.

Other indirect costs were comparable for the nine months ended September 30, 2018 and September 30, 2017.

Selling, General and Administrative Expense
Selling, general and administrative expense was comprised of the following:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2018	2017	% Change	2018	2017	% Change
Compensation and related expense	$431	$430	0.2%	$1,306	$1,207	8.2%	(1)
Severance expense	—	—	—%	—	137	(100.0)%	(2)
Professional fees	331	718	(53.9)%	1,140	1,680	(32.1)%	(3)
Facilities and related expense and other	739	810	(8.8)%	2,250	2,085	7.9%	(4)
Total selling, general and administrative expense	$1,501	$1,958	(23.3)%	$4,696	$5,109	(8.1)%

(1)	Compensation and related expense were comparable for the three months ended September 30, 2018 and 2017.

Compensation and related expense increased approximately $0.1 million, or 8.2%, for the nine months ended September 30, 2018 as compared to the same period in 2017. This increase was due primarily to higher costs for stock compensation expense and partially offset by lower salary and salary related costs.

(2)
Severance expense decreased approximately $0.1 million or 100%, for the nine months ended September 30, 2018 as compared to the same period in 2017. This decrease was attributable to the resignation and severance agreements with two members of management in the 2017 period. There was no such activity or expense in the 2018 period.

(3)
Professional fees decreased approximately $0.4 million, or 53.9%, for the three months ended September 30, 2018 as compared to the same period in 2017. This decrease was due primarily to decreased legal and accounting fees.

Professional fees decreased approximately $0.5 million, or 32.1%, for the nine months ended September 30, 2018 as compared to the same period in 2017. This decrease was due primarily to decreased legal and accounting fees.

(4)
Facilities and related expense and other, decreased approximately $0.1 million, or 8.8%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This decrease was due primarily to reduced Board fees and industry conference costs.

Facilities and related expense and other, increased approximately $0.2 million, or 7.9%, for the nine months ended September 30, 2018 as compared to the same period in 2017. This increase was due primarily to approximately $0.2 million of income recognized in the 2017 period, as a result of the release of certain reserves included in accrued expenses as of December 31, 2016.

Warrant Revaluation Income (Expense)

During the three months ended September 30, 2018 and 2017, we recorded non-cash income of approximately $0.3 million and $5.0 million, respectively, for warrant revaluation charges in our Condensed Consolidated Statements of Operations. The primary reason for the significant change between the warrant revaluation charges noted above was due to the decrease in our stock price (from $2.71 to $2.36) during the three months ended September 30, 2018 compared to the decrease (from $20.05 to $15.30) in our stock price during the three months ended September 30, 2017.
During the nine months ended September 30, 2018 and 2017, we recorded non-cash income of approximately $0.6 million and non-cash expense of approximately $4.7 million, respectively, for warrant revaluation charges in our Condensed Consolidated Statements of Operations. The primary reason for the significant change between the warrant revaluation charges noted above was due to the decrease in our stock price (from $3.20 to $2.36) during the nine months ended September 30, 2018 compared to the increase (from $9.45 to $15.30) in our stock price during the nine months ended September 30, 2017.
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
Derivative Revaluation Income (Expense)

During the three months ended September 30, 2018 and 2017, we recorded non-cash derivative revaluation income of approximately $0.1 million and non-cash derivative revaluation expense of $0.3 million, respectively, for derivative liability revaluation charges in our Condensed Consolidated Statements of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the private placement of an aggregate of $18,087,500 in principal of convertible promissory notes and accompanying warrants to purchase an aggregate of 1,205,840 shares of our common stock to institutional and accredited investors (the 2016 Private Placement). The primary reason for the significant change between the derivative revaluation charges noted above was due to the decrease in our stock price (from $2.71 to $2.36) during the three months ended September 30, 2018 compared to the decrease (from $20.05 to $15.30) in our stock price during the three months ended September 30, 2017.

During the nine months ended September 30, 2018 and 2017, we recorded non-cash derivative revaluation income of approximately $0.3 million for both periods presented.

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

Interest Expense

During the three months ended September 30, 2018 and 2017, we recorded interest expense of approximately $0.2 million and $0.3 million, respectively, in our Condensed Consolidated Statements of Operations related to the convertible promissory notes that we issued in the 2016 Private Placement (the Convertible Notes) which bear interest at 4% per annum.

The September 2017 period included approximately $0.1 million of debt amortization expense related to the conversion of approximately $0.1 million of principal value of the Convertible Notes into common stock of the Company.

During the nine months ended September 30, 2018 and 2017, we recorded interest expense of approximately $0.6 million in our Condensed Consolidated Statements of Operations related to the Convertible Notes.

Net Loss

Net loss increased approximately $2.8 million to $2.9 million for the three months ended September 30, 2018, as compared to a $0.1 million loss for the three months ended September 30, 2017. The increase in net loss was due primarily to an approximately $4.7 million decrease in warrants revaluation income, partially offset by an approximately $0.9 million decrease in related party research expenses, a decrease of approximately $0.5 million in selling, general and administrative expenses and an approximately $0.3 million decrease in derivative revaluation expense.

Net loss decreased approximately $10.4 million to $8.7 million for the nine months ended September 30, 2018, as compared to a $19.1 million loss for the nine months ended September 30, 2017. The decrease in net loss was due primarily to an approximately $5.3 million decrease in warrant revaluation expense, an approximately $4.3 million decrease in related party research expenses and a decrease of approximately $0.4 million in selling, general and administrative expenses.

Contractual Obligations

During the nine months ended September 30, 2018, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2017 Form 10-K.
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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer) concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed on our Current Reports on Form 8-K filed with the SEC, we did not issue any unregistered equity securities during the three months ended September 30, 2018.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Risk Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.   Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 5, 2018)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 5, 2018)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 5, 2018)
*31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ John M. Maslowski
John M. Maslowski
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	November 14, 2018