Form 10-K
period 2018-12-31
Fibrocell Science, Inc.
filed 2019-03-27
CIK 357097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $16.8 million as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 6,185,684 shares of common stock held by non-affiliates and on a closing price of $2.71 as reported on the Nasdaq Capital Market on June 29, 2018.
As of March 20, 2019, there were 9,758,332 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2018.

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

Unless otherwise indicated, all share amounts and the exercise or conversion price of any of our securities reflect, as applicable, the occurrence of a 1-for-25 reverse split of our common stock that occurred on April 30, 2013, the occurrence of a 1-for-3 reverse split of our common stock that occurred on March 10, 2017 and the occurrence of a 1-for-5 reverse split of our common stock that occurred on May 24, 2018.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Form 10-K) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements about:

•	our review of strategic alternatives, including the possible sale or merger of our company;

•	our expectation that our existing cash resources will be sufficient to enable us to fund our operations into the fourth quarter of 2019;

•	our future expenses and capital expenditures;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our plans to address our future capital requirements and the consequences of failing to do so;

•	our plans to initiate a Phase 3 clinical trial for FCX-007 in the second quarter of 2019;

•	our expectations regarding the clinical trial design of the Phase 3 clinical trial for FCX-007, including our expectation to enroll 15-20 patients;

•	our plans to complete enrollment of Phase 1 adult patients in a Phase 1/2 clinical trial for FCX-013 in the third quarter of 2019;

•	our product development goals under our collaborations with Intrexon Corporation for our product candidates;

•	the potential benefits of Fast Track, Orphan Drug and Rare Pediatric Disease designations;

•	the potential advantages of our product candidates and technologies; and

•	the effect of legal and regulatory developments;
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

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K and in particular the risks and uncertainties discussed under "Item 1A-Risk Factors" of this Form 10-K. As a result, you should not place undue reliance on forward-looking statements.

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

Our current pipeline consists of the following product candidates which we are developing in collaboration with Intrexon Corporation (Intrexon):

Our most advanced product candidate, FCX-007, is currently in a Phase 1/2 clinical trial for the treatment of recessive dystrophic epidermolysis bullosa (RDEB). In May 2018, we reported on interim adult data and provided a Phase 1 trial update which included presenting at the 7th International Investigative Dermatology meeting on May 19, 2018. We completed the targeted enrollment of six patients ages seven and older in the Phase 2 portion of the Phase 1/2 clinical trial, and have over-enrolled by one patient for a total of seven patients. In addition, we completed a Type C meeting with the FDA to discuss the design of a Phase 3 clinical trial protocol for FCX-007, and we received the official minutes from this meeting with the FDA in November 2018. Based on FDA’s feedback, we prepared a Phase 3 clinical trial protocol for FCX-007 and filed it as part of the briefing package for the Type B meeting. In March 2019, we completed a Type B end-of-Phase 2 face-to-face meeting with the FDA to discuss the design of a Phase 3 clinical trial for FCX-007 to support a Biologics License Application (BLA) filing. Furthermore, we reported additional positive safety and wound healing data for our ongoing Phase 1/2 trial. We plan to initiate a Phase 3 clinical trial for FCX-007 in the second quarter of 2019.

Our second gene therapy product candidate, FCX-013, is in clinical development for the treatment of moderate to severe localized scleroderma. We submitted an investigational new drug (IND) application for FCX-013 to the United States Food and Drug Administration (FDA) in January 2018 and in March 2018, the FDA allowed the IND to progress to clinical trials. We initiated the first investigator site for clinical enrollment for an open label, single arm Phase 1/2 clinical trial, and we are currently enrolling the Phase 1 portion of a Phase 1/2 trial for FCX-013. We expect to complete enrollment of Phase 1 adult patients in the third quarter of 2019. In addition, we have a third program in the research phase for the treatment of arthritis and related conditions. See further discussion of our gene therapy product candidates under the heading “Development Programs” included within section “Item 1—Business” of this Form 10-K.

Our Strategy

Our strategy is to develop and commercialize transformational therapies for diseases affecting the skin and connective tissue to improve the lives of patients and their families. Key elements of our strategy are:

•	Leveraging our proprietary autologous fibroblast technology and patented manufacturing process;

•	Advancing our clinical stage gene therapy product candidates, FCX-007 and FCX-013, through human clinical trials;

•	Advancing our research stage gene therapy program focused on arthritis and related conditions through research and into pre-clinical development; and

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

Personalized Biologics Approach

Because fibroblasts naturally reside in the localized environment of the skin and connective tissue, they represent an ideal delivery vehicle for proteins targeted to these areas. Utilizing our proprietary autologous fibroblast technology, we use a patient’s fibroblast cells to create localized gene therapies that are compatible with the unique biology of the patient and have the potential to address the underlying cause of disease.

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

Development Programs

Our development programs are focused on diseases affecting the skin and connective tissue for which there are high unmet needs. Our programs consist of the following:

Program	Potential Indication	Status
FCX-007	RDEB	Phase 1/2
FCX-013	Moderate to severe localized scleroderma	Phase 1/2
Research Program	Arthritis	Research

FCX-007 for RDEB

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

In September 2018, the FDA’s Office of Orphan Products Development (OOPD) awarded us a $1.4 million clinical trial research grant for our continued development of FCX-007. This grant, which will be distributed over a four year period ending in August 2022, was awarded by the FDA through the OOPD’s Orphan Products Clinical Trials Grants Program. This program supports the clinical development of products for use in rare diseases or conditions for which “no current therapy exists or where the proposed product will be superior to the existing therapy”.

In December 2018, we received a $900,000 investment from EB Research Partnership, Inc. (EBRP) and Epidermolysis Bullosa Medical Research Foundation (EBMRF) to help further the progress of FCX-007. Under the terms of the investment,

EBRP and EBMRF received an aggregate of 443,350 shares of our common stock.  We received this funding following a competitive application and evaluation process managed by EBRP’s Scientific Advisory Board (SAB), a prominent panel of physicians and scientists specializing in genetics, hematology, protein therapy and dermatology. The SAB awards research grants to products and therapies that offer notable commercial promise for treating and/or curing epidermolysis bullosa (EB).

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

In May 2018, we reported on interim adult data and provided a Phase 1 trial update which included presenting at the 7th International Investigative Dermatology meeting on May 19, 2018. We reported that four adult RDEB patients (n=7 wounds) aged 20 to 37 were dosed with FCX-007 in the margins of and across targeted wounds, as well as in separate intact skin sites. Three of these patients received a single intradermal injection session at baseline. One of these patients received a second injection session in the remaining unhealed areas of wounds at 25 weeks post-administration, as allowed by the clinical trial protocol.

Safety data from these patients show FCX-007 was well-tolerated up to 52 weeks post-administration. There were no serious adverse events (SAEs) and no product related adverse events reported. No COL7 autoantibody response was noted. Various COL7 expression signals were detected throughout the data set using either immunofluorescence (IF) or immunoelectron microscopy (IEM) up to 52 weeks post-administration. Anchoring fibril structures were also observed using IEM.

Wounds were evaluated during a monitoring period prior to dosing and they were observed to be open for up to eight months. Compared to the baseline measurement collected at Day 0 before the administration of FCX-007, the percentage of dosed wounds healing > 50% when compared to baseline were observed as follows (number of wounds reflect the observations at that point in time):

- 100% (7/7) at 4 weeks post-administration
- 86% (6/7) at 12 weeks
- 67% (2/3) at 25/32 weeks
- 100% (1/1) at 52 weeks

A similar trend was also observed for treated wounds healing > 75% when compared to baseline. Untreated wounds of similar size to the treated wounds were selected and monitored as controls on each patient. The percentage of untreated control wounds healing > 50% when compared to baseline were observed as follows (number of wounds reflect the observations at that point in time):

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

We completed the targeted enrollment of six patients ages seven and older in the Phase 2 portion of the Phase 1/2 clinical trial for FCX-007, and have over-enrolled by one patient for a total of seven patients. The Phase 2 population consists of one adult and six pediatric patients.

In March 2019, we reported additional positive safety data and wound healing data from our ongoing Phase 1/2 trial. To date, FCX-007 has been evaluated in eight wounds across five adult RDEB patients in the trial. Consistent with previously reported results, no product-related serious adverse events or circulating autoantibodies to COL7 have been reported.
The proportion of wounds healing at increasing closure percentages 12-week post-administration of a single injection session of FCX-007 are as follows:

Wound Closure Percentage
	>50%	>75%	Complete
FCX-007 Treated Wounds	88% (7/8)	75% (6/8)	63% (5/8)
Untreated Control Wounds	29% (2/7)	14% (1/7)	0% (0/7)

The complete wound closure result (63% treated vs 0% untreated) was the basis for the primary endpoint design in our proposed Phase 3 clinical trial for FCX-007.

The proportion of wounds with >50% closure at various post-administration visits are as follows:

Study Visit
	4 Weeks	12 Weeks	25 Weeks	52 Weeks
FCX-007 Treated Wounds	100% (8/8)	88% (7/8)	67% (2/3)	66% (2/3)
Untreated Control Wounds	13% (1/8)	29% (2/7)	0% (0/2)	33% (1/3)

We recently completed dosing of a sixth patient—the first pediatric patient dosed with FCX-007—in the current Phase 1/2 trial. Remaining Phase 2 patients who have not received dosing will be contacted to determine if they would agree to reconsent into the Phase 3 trial.

Proposed Phase 3 Trial Design

In October 2018, we completed a Type C meeting with the FDA to discuss the design of a Phase 3 clinical trial protocol for FCX-007. The meeting was facilitated by the then-current data in our ongoing Phase 1/2 clinical trial of FCX-007 and the recent publication of draft guidance from the FDA in the areas of gene therapy and EB. The FDA provided us with guidance on various design aspects of our proposed Phase 3 clinical trial. In addition, the FDA offered guidance on Chemistry, Manufacturing and Control (CMC) requirements for the proposed Phase 3 clinical trial and a potential future Biologics License Application (BLA) for FCX-007.

In November 2018, we received the official minutes from the FDA for the Type C meeting. Based on the FDA’s feedback, we prepared a Phase 3 clinical trial protocol for FCX-007 and filed it as part of the briefing package for the Type B meeting.

In March 2019, we completed a Type B end-of-Phase 2 face-to-face meeting with the FDA to discuss the design of a Phase 3 clinical trial for FCX-007 to support a BLA filing. In the Type B meeting, the FDA provided guidance on various design aspects of our proposed Phase 3 clinical trial, named DEFI-RDEB (dermal fibroblasts-RDEB). The trial is designed as an open label, multi-centered, intra-patient controlled trial expected to enroll 15-20 patients. Selected wounds will be monitored prior to dosing to confirm they are non-healing. For each patient, up to three pairs of wounds will be identified at baseline and randomized, with one wound receiving FCX-007 and the other wound left as the untreated control. Two doses of FCX-007 will be administered four weeks apart to the treated wounds. Both treated and untreated wounds will also receive standard of care, including routine skin care and bandaging.

The proposed primary outcome measure for the DEFI-RDEB trial is a comparison of the proportion of FCX-007 treated wounds and untreated matched wounds with complete closure at 12 weeks post-administration of the first dose. Secondary endpoints include evaluation of the proportion of wounds achieving >50% wound closure, a patient reported outcome measure and an analysis of durability out to 24 weeks. The presence of COL7 will be assessed from biopsy samples in a subpopulation of patients as an exploratory endpoint.

We plan to submit a revised clinical trial protocol and statistical analysis plan based upon the FDA’s feedback and requested CMC information to the Investigational New Drug (IND) application. We plan to continue the remaining follow-up visits with all Phase 1/2 patients, but do not intend to dose additional patients as part of the trial. Furthermore, we plan to initiate a Phase 3 clinical trial for FCX-007 in the second quarter of 2019.

We have designated our existing cGMP cell therapy manufacturing facility in Exton, PA as the production site for FCX-007 in our IND application. The FCX-007 drug product dosed in the fourth quarter of 2017 was produced and distributed from our Exton, PA facility. This multi-product, gene therapy manufacturing facility will be used for the remaining clinical and, if approved, future commercial manufacture of FCX-007, as we have sufficient cGMP vector supply to complete our clinical trials and existing manufacturing capacity to serve the U.S. market for RDEB. The approximately 13,000 square foot facility previously supported commercial autologous fibroblast manufacturing, with multiple FDA inspections conducted at the site. The facility includes cleanroom cell therapy manufacturing, quality control testing, cryogenic storage, shipping/receiving and warehousing space.

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

We submitted an IND for FCX-013 to FDA in January 2018, and in March 2018, the FDA allowed the IND to progress to clinical trials. We initiated the first investigator site for clinical enrollment for an open label, single arm Phase 1/2 clinical trial. The primary objective of the trial is to evaluate the safety of FCX-013. Secondary analyses consist of several fibrosis assessments including histology, skin scores, ultrasound and additional measurements of targeted sclerotic lesions and control sites at various time points up to 16 weeks post-administration of FCX-013.

We are currently enrolling the Phase 1 portion of the Phase 1/2 clinical trial for FCX-013, and expect to complete enrollment of Phase 1 adult patients in the third quarter of 2019. We are targeting ten patients with any subtype of localized scleroderma for enrollment (approximately 5 patients per Phase). The Phase 1 portion will enroll adult patients, and dosing for the first three adult patients will be staggered prior to dosing the rest of the trial’s population. We intend to include pediatric patients in the Phase 2 portion of the trial after submission and approval of safety and activity data from the adult Phase 1 patients to the FDA and the Data Safety Monitoring Board (DSMB) for the trial. We plan to manufacture FCX-013 at our Exton, PA cGMP manufacturing facility.

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

We are required to pay Intrexon quarterly cash royalties on all products developed under the 2012 ECC in an amount equal to 7% of quarterly net sales up to $25 million, plus 14% on quarterly net sales greater than $25 million. We are also required to pay Intrexon half of any sublicensing revenues we receive from third parties in consideration for sublicenses granted by us with respect to products developed under the 2012 ECC, but only to the extent such sublicensing revenues are not included in net sales subject to royalties. Sales from other products that we develop and commercialize outside of the 2012 ECC are not subject to royalty payments unless we are able to reduce the product’s cost of goods sold through the 2012 ECC, in which case, we are required to pay quarterly cash royalties on such products equal to one-third of the cost of goods sold savings less any such savings developed by us outside of the 2012 ECC.

The 2012 ECC may be terminated by Intrexon if we fail to exercise diligent efforts in developing products through the collaboration or if we elect not to pursue the development of a therapy identified by Intrexon within the 2012 Field and that qualifies as a “Superior Therapy” as defined in the 2012 ECC.  Upon such termination, the products covered by the 2012 ECC in active and ongoing Phase 2 clinical trials or later stage development shall be entitled to be continued by us with a continuation of the related milestone, royalty and other payment obligations for such products, and all rights to products covered by the 2012 ECC still in an earlier stage of development shall revert to Intrexon.

In September 2015, we and Intrexon entered into a letter of agreement pursuant to which we mutually agreed to terminate our collaboration with respect to the development of potential therapies to treat Ehlers-Danlos Syndrome (hypermobility type) due to technical hurdles. As a result, we no longer have any rights or obligations under the 2012 ECC with respect to the development of “autologous human fibroblasts genetically modified to express bioactive Tenascin-X locally to correct connective tissue disorders.”

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

Manufacturing

We lease and operate our own cGMP cell manufacturing facility located in Exton, Pennsylvania. We have historically used this facility to manufacture our non-genetically modified products and during 2016 began using this facility for pre-clinical manufacturing of our gene therapy product candidate, FCX-013.  We designated this multi-product, gene therapy cGMP manufacturing facility in Exton, PA as the production and distribution site for FCX-007 in the fourth quarter of 2017. We are currently producing the drug product for the clinical development of FCX-007 and FCX-013 in our Exton facility. This facility will be used for the remaining clinical, and if approved, future commercial manufacture of FCX-007, as we have sufficient cGMP vector supply to complete our clinical trials and existing manufacturing capacity to serve the U.S. market for RDEB.

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

As of December 31, 2018, we own or license 9 issued U.S. patents, 7 pending U.S. patent applications, 3 granted foreign patents, 1 pending international patent application and 20 pending foreign patent applications.  Our issued patents and patent applications primarily cover the method of using autologous cell fibroblasts for the repair of skin and soft tissue defects and the use of autologous fibroblast cells for tissue regeneration.  In particular, we own an issued patent in the U.S. that is directed to methods of long-term augmentation of subcutaneous or dermal tissue by injecting an effective amount of a suspension of autologous passaged dermal fibroblasts into subadjacent tissue, which is set to expire in July 2020. In addition, we own an issued U.S. patent, issued patents in Australia, Canada and Japan and pending applications in China, Europe, India, South Korea, Hong Kong and the U.S. directed to dosage formulations for injection containing particular amounts of autologous human fibroblasts and uses thereof, which naturally expire in 2030 and 2031. We also own pending applications in the U.S. and several foreign countries related to topical formulations of autologous dermal fibroblasts and uses thereof, the earliest of which, if issued, would naturally expire in 2027. We have also in-licensed from Intrexon, a portfolio of applications pending in the U.S., Europe, Australia, Canada, China, Israel, Japan, Singapore, South Korea and South Africa directed to compositions and methods for treating Type VII collagen deficiencies which, if issued, would expire in 2037. We have also in-licensed from Intrexon an international patent application directed to delivery of autologous cells comprising matrix metalloproteinase-1 for treating scleroderma which, if a patent would issue therefrom, would expire in 2038.
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

FCX-007 for RDEB. Our product candidate FCX-007 is being developed for the treatment of RDEB. Current treatments for RDEB, which include bandaging, antibiotics, feeding tubes, and surgery (hand and esophageal), only address the symptoms of this disorder. There are currently no products approved by the FDA for the treatment of RDEB. We are aware of a potentially competing product candidate, EB-101, which is a genetically-modified keratinocyte graft being developed by Abeona Therapeutics (Abeona). In May 2018, Abeona provided updated clinical data from its Phase 1/2 trial for EB-101 at the American Society for Gene and Cell Therapy annual meeting. According to Abeona’s press release, the data showed “robust and durable clinical effects throughout various timepoints post-administration.” Together with the FDA, Abeona worked to finalize the design of a Pivotal Phase 3 trial with the goal of initiating the study in 2019. Also in May 2018, Abeona announced the opening of its commercial GMP manufacturing facility for gene and cell therapies in Cleveland, Ohio.

Another potential competing product candidate is being developed by Krystal Biotech (Krystal). KB103 is a topical gene therapy for the treatment of the broad dystrophic epidermolysis bullosa (DEB) population that includes both recessive and dominant forms of the disease. In December 2018, Krystal reported four patients, ages 5 and older, were dosed in the GEM-Phase 2 study of KB103. Top-line results are expected in the first half of 2019 and will enable selection of endpoints moving into the pivotal study in the second half of 2019. In January 2019, Krystal announced construction was completed of its new GMP manufacturing facility in Pittsburgh, PA. Following completion of the first engineering run, the facility will officially open during the first quarter of 2019 and will support clinical and commercial manufacturing of KB103.

We are aware of several other products in development for the treatment of various forms of epidermolysis bullosa (including DEB and RDEB); however, we believe Abeona and Krystal are the primary potential competitors.

FCX-013 for Moderate to Severe Localized Scleroderma. Our product candidate FCX-013 is being developed for the treatment of moderate to severe localized scleroderma. Current treatments for localized scleroderma include systemic or topical corticosteroids which target inflammation, UVA light therapy, and physical therapy. There are few treatment options to address excessive collagen accumulation in the skin and connective tissue. There are currently no products approved by the FDA for the treatment of localized scleroderma. We are aware of a potentially competing product, Habeo Cell Therapy (formerly ECCS-50 Cellular Therapy), which is being developed by Cytori Therapeutics (Cytori). In 2017, Cytori announced that it expanded its investigation of ECCS-50 for the treatment of systemic scleroderma that affects the hands to include secondary Raynaud’s phenomenon, a disorder that causes decreased blood flow to the fingers. In March 2018, Cytori announced that it met with the FDA to discuss the outcome of the STAR (Scleroderma Treatment with Celution Processed Adipose Derived Generative Cells) Pivotal Phase 3 clinical trial. Cytori has reported that the FDA provided verbal feedback that was generally consistent with the Cytori’s belief that a clinical trial focused on more severely affected diffuse systemic sclerosis patients could be an appropriate next step given the results of the STAR clinical trial. Cytori has further reported that it planned to finalize meeting minutes and pursue additional dialogue with the FDA to clarify the parameters and key aspects of a potential follow-on clinical trial of Habeo Cell Therapy before making financial commitments to further pursue it.

We are also aware that miRagen Therapeutics has a product candidate, MRG-201, which utilizes microRNA biology and completed a Phase 1clinical trial for the treatment of systemic and localized scleroderma. In March 2018, miRagen Therapeutics reported the Phase 1 findings which supported advancement of MRG-201 into a Phase 2 trial in cutaneous fibrosis/scarring; subsequently, miRagen Therapeutics announced initiation of a Phase 2 clinical trial in July 2018 and that it anticipates presentation of data from the trial in 2019.

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

Domestic Regulation

In the United States, the FDA, under the FFDCA, the PHSA, and other federal statutes and regulations, exercises rigorous oversight of pharmaceutical and biologic products.  If we do not comply with applicable requirements, we may be subjected to various enforcement actions, such as product seizures and court injunctions, the government may refuse to approve our marketing applications, and we could even be criminally prosecuted in certain circumstances.  The FDA also has the authority to suspend or revoke a BLA, issue adverse publicity, and take other measures if we fail to comply with applicable regulatory standards.

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

•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug, or safety, purity and potency of the proposed biologic product for its intended use;

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

Human clinical trials typically are conducted in three sequential phases, which may overlap.  These phases generally include the following:

•	Phase 1: The product candidate is usually first introduced into healthy humans or, on occasion, into patients, and is tested for safety, absorption, distribution, excretion and metabolism;

•	Phase 2: The product candidate is introduced into a limited patient population to:

•	assess preliminary efficacy in specific, targeted indications;

•	assess dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.

•
Phase 3: These are commonly referred to as pivotal studies.  If a product candidate is found to have an acceptable safety profile and to be potentially effective in Phase 2 clinical trials, clinical trials in Phase 3 will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically dispersed clinical trial sites and to provide a basis for product labeling; and

•
If the FDA does ultimately approve the product candidate, it may require post-marketing testing, including potentially expensive Phase 4 studies, to confirm or further evaluate its safety and effectiveness. Continued ability to commercialize the product may be based on the successful completion of these additional studies.

Before proceeding with a trial, the sponsor may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial.  This is known as a Special Protocol Assessment (SPA).  Among other things, SPAs can cover clinical trials for pivotal studies whose data will form the primary basis to establish a product’s efficacy.  SPAs thus help establish up-front agreement with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding if new circumstances arise.  There is no guarantee that a study will ultimately be adequate to support an approval, even if the study is subject to a SPA.  The FDA retains significant latitude and discretion in interpreting the terms of the SPA and the data and results from any study that is the subject of the SPA. Circumstances under which a SPA may be revoked or altered include:

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

Clinical trials must meet requirements for Institutional Review Board (IRB) oversight, patient informed consent and the FDA’s Good Clinical Practice (GCP) requirements.  Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical study plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at the clinical trial sites.  The FDA or the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.  Data safety monitoring boards, which monitor certain studies to protect the welfare of study patients, may also require that a clinical trial be discontinued or modified.

The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product, and proposed labeling, in the form of an NDA, or, in the case of a biologic product, a BLA.  The applicant must also submit with the NDA or BLA a substantial user fee payment, unless a waiver or reduction applies.  In some cases, a sponsor may be able to expand the indications in an approved

NDA or BLA through a submission of a Prior Approval Supplement.  Each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 60 days following submission of the application.  If deemed complete, the FDA will “file” the NDA or BLA, thereby triggering substantive review of the application.  The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable.  Once the submission has been accepted for filing, the FDA will review the application in accordance with performance goals the FDA, industry and Congress have negotiated for the review of NDAs and BLAs. For NDAs for new molecular entity drugs and for original BLA submissions, FDA’s performance goal is to review and act on 90% of such applications within six months from the filing date for priority applications and ten months from the filing date for standard applications.  The review process is often significantly extended by FDA requests for additional information, pre-clinical studies or clinical trials, or clarification, or by changes to the application submitted by the applicant in the form of amendments.  The FDA may refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions.  The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

The FDA reviews these applications and, when and if it decides that adequate data are available to show that the product is both safe and effective for its proposed use and that other applicable requirements have been met, approves the drug or biologic product for marketing.

The FDA may, during its review of an NDA or BLA, ask for additional study data.  If the FDA does ultimately approve the product, approval may be subject to limitations based on the FDA’s interpretation of the existing pre-clinical and clinical data and the FDA may require post-marketing testing, including potentially expensive Phase IV studies, to confirm or otherwise further evaluate the safety and effectiveness of the product.  The FDA also may require, as a condition to approval or continued marketing of a drug, a risk evaluation and mitigation strategy (REMS) to ensure that the benefits of a drug or biologic product outweigh its risks.  A REMS may include additional materials for patients such as Medication Guides and Patient Package Inserts, a plan for communicating information to healthcare professionals, and restricted distribution of the product.  In addition, the FDA may, in some circumstances, impose elements to assure safe use (ETASU), which may be difficult and expensive to administer.  Following approval, the FDA may require labeling changes or impose new post-approval study, risk management, or distribution restriction requirements.

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

•	Regenerative Medicine Advanced Therapy. A product may be eligible for RMAT designation if:

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

b.	The drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and

c.	Preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition

Advantages of the RMAT designation include all of the benefits of the fast track and breakthrough therapy designation programs, including early interactions with FDA.

Additionally, there are various incentives to support development and approval of certain product candidates, including, but is not limited to, orphan drug designation and rare pediatric disease designation.

Orphan Drug Designation

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologic products intended to treat a “rare disease or condition,” which is generally defined as having a prevalence of less than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA for the product. Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any advantage in the regulatory review and approval process. However, if an orphan-designated drug is the first such drug to receive approval for the indication for which it has designation, the drug qualifies for orphan drug exclusivity, which means FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain:

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

FCX-007 and FCX-013 have received orphan drug designation from the FDA for the treatment of DEB (including RDEB) and localized scleroderma, respectively.

Rare Pediatric Disease Designation

FCX-007 has received rare pediatric disease designation from the FDA for the treatment of RDEB and FCX-013 has received rare pediatric disease designation from the FDA for the treatment of moderate to severe localized scleroderma. The FDA generally defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals under the age of 18 years old, and that is a rare disease or condition as defined in the Orphan Drug Act (e.g., that affects fewer than 200,000 individuals in the U.S.)Under the FDA’s Rare Pediatric Disease Priority Review Voucher (PRV) program, upon the approval of an NDA or BLA for a product for the treatment of a rare pediatric disease, the sponsor of such application is eligible for a PRV. Currently, the PRV can be used to obtain priority review for any subsequent NDA or BLA and may be sold or transferred an unlimited number of times. Under the 21st Century Cures Act, Congress extended the PRV program for rare pediatric diseases through 2020. A drug designated as a drug for a rare pediatric disease by September 30, 2020 and approved by September 30, 2022, may receive a PRV. Because this program has been subject to criticism, including by the FDA, it is possible that even if we obtain approval for FCX-007 and FCX-013 and qualify for such a PRV, the program may no longer be in effect at the time of approval.

FDA Guidances
FDA recently has issued several guidance documents that we believe are relevant to our development programs. For example, in June 2018, the FDA published the first draft guidance for industry on the development of products for EB, entitled Epidermolysis Bullosa: Developing Drugs for Treatment of Cutaneous Manifestations. The draft guidance provides sponsors with direction regarding, among other things, clinical trial design, including trial population, efficacy endpoints and special considerations for trials involving patients with different types of EB. For example, the draft guidance advises sponsors to “develop clinical trials that minimize study visits and maximize patient comfort, as travel can exacerbate skin damage for patients with the condition.” The agency also noted that it is "critically important" for sponsors to reach an agreement with the FDA on the primary efficacy endpoint(s) and magnitude of change that constitute a clinically meaningful improvement before beginning clinical trials. Development of this draft guidance followed a Patient-Focused Drug Development meeting with the FDA in April 2018, which provided a forum for the FDA to hear directly from patients, advocates, and caretakers about the symptoms that matter most to them, the impact the disease has on patients’ daily lives, and patients’ experiences with currently available treatments.
In addition, in July 2018, the FDA published several draft guidances for industry to aid in development of new gene therapies, including:
Chemistry, Manufacturing, and Control (CMC) Information for Human Gene Therapy Investigational New Drug Applications (INDs); Long Term Follow-up After Administration of Human Gene Therapy Products; Testing of Retroviral Vector-Based Human Gene Therapy Products for Replication Competent Retrovirus During Product Manufacture and Patient Follow-up; and Human Gene Therapy for Rare Diseases.
These draft guidances can help sponsors be more efficient and effective when developing gene therapy clinical trials. For example, Human Gene Therapy for Rare Diseases provides recommendations for manufacturing, preclinical, and clinical trial design issues for a clinical development program for a human gene therapy product intended to treat a rare disease.
Furthermore, in January 2019, FDA updated a 2015 draft guidance, Rare Diseases: Common Issues in Drug Development, to help medical product developers further understand and advance the development of treatments for rare diseases, including the potential for novel endpoints or trial designs focusing on commonalities across a variety of rare diseases. Overall, we view these guidances as positive signals from the FDA regarding its commitment to advance the development of gene therapies for rare diseases, including for EB, and we plan to incorporate, as appropriate, the principles from these guidances into our regulatory strategy going forward.

Biosimilars

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

Ongoing FDA Requirements and Post-Marketing Obligations

All approved drug products are subject to continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the product, compliance with cGMP, sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, submitting periodic reports to the FDA, maintaining and providing updated safety and efficacy information to the FDA, and complying with FDA promotion and advertising requirements.  Failure to comply with applicable statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunction, criminal prosecution, or civil penalties.

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

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA requirements which address, among other things, promotional activities, direct-to-consumer advertising, promotional activities involving the internet, and industry sponsored scientific and educational activities.  In general, all product promotion must be consistent with the labeling approved by the FDA for such product, contain a balanced presentation of information on the product’s uses, benefits, risks, and important safety information and limitations of use, and otherwise be truthful and non-misleading.  The FDA has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.  Failure to comply with applicable FDA requirements and restrictions also may subject a company to adverse publicity and enforcement action by the U.S. Department of Justice (DOJ) or the Office of the Inspector General of the U.S. Department of Health and Human Services (HHS) as well as state authorities.  This could subject the company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.

Drug and biologic product manufacturers and, depending on their role, their subcontractors, are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA.  The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable cGMP regulations and other requirements. These cGMP requirements apply to all stages of the manufacturing process, including production, processing, sterilization, packaging, labeling, storage and shipment. Facilities also are subject to inspections by other federal, foreign, state and local agencies.  In complying with cGMP, manufacturers must continue to assure that the product meets applicable specifications, regulations and other post-marketing requirements.  Failure to comply with these requirements subjects the manufacturer to possible legal, regulatory or voluntary action, such as suspension of manufacturing, recall or seizure of product.

Sponsors and their third-party contractors are also subject to various laws and regulations governing laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with their research. The FDA has regulatory and enforcement authority to disqualify nonclinical laboratory studies performed by a violative facility from being considered by FDA in support of any application for a research or marketing permit; to publicly disclose the fact of such disqualification; and to pursue any other available and appropriate judicial proceeding or regulatory action, such as court-ordered injunctions, denial or withdrawal of regulatory approvals, and referral to other federal, state or local government law enforcement or regulatory agencies.

Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

HIPAA Requirements

Other federal legislation may affect our ability to obtain certain health information in conjunction with our research activities.  We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business.  The Health Insurance Portability and Accountability Act of 1996 , as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations (collectively referred to as HIPAA), imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

If we successfully commercialize any of our products, we may participate in the Medicaid Drug Rebate Program. Participation is required for federal funds to be available under Medicaid and Medicare Part B for our products that we successfully commercialize. Under the Medicaid Drug Rebate Program, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state

Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Part B of the Medicare program.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B ceiling price generally represents a significant discount. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.

Under Section 603 of the Veterans Health Care Act of 1992 (VHCA), drug companies that participate in Medicaid or Medicare Part B or sell to certain federal agencies and certain federal grantees are required to offer their “covered drugs” (biologic products and innovator drugs) for sale on a Federal Supply Schedule contract at a statutorily reduced price to four federal agencies including the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the Public Health Service and the Coast Guard. Participation under Section 603 the VHCA requires submission of pricing data and calculation of discounts pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation. In addition, pursuant to regulations issued by the Department of Defense TRICARE Management Activity, now the Defense Health Agency, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to pay quarterly rebates on “covered drug” prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.  All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

In March 2010, President Obama signed into law the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the Affordable Care Act). The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.  The Affordable Care Act has resulted in, and we expect it will continue to result in, downward pressure on coverage and the price of products covered by Medicare and other government programs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments and coverage from private payors.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.  Some of the provisions of the Affordable Care Act have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump Administration to repeal or replace certain aspects of the Affordable Care Act and to alter the implementation of the Affordable Care Act and related laws. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended (the Code), commonly referred to as the “individual mandate,” effective January 1, 2019. Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will affect our business, financial condition and results of operations.

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

Employees

As of December 31, 2018, we had 19 full-time employees, all located in the United States.  Of these full-time employees, 15 are engaged in research, development and manufacturing (including facilities) functions and 4 are engaged in finance, legal, human resources, information technology, and other general administrative functions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.
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

On April 18, 2018, we announced that our Board of Directors (Board) would begin conducting a review of strategic alternatives to maximize stockholder value. There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for stockholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction and the availability of financing to potential buyers on reasonable terms. If we fail to successfully complete a strategic transaction, we may not be able to otherwise source adequate liquidity to fund our operations, meet our obligations (including our debt payment obligations) and continue as a going concern.

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

Our principal sources of liquidity are cash and cash equivalents of $14.4 million as of December 31, 2018. As of December 31, 2018, we had working capital of $12.5 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2019. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances.

To meet our capital needs, we are considering multiple alternatives, including but not limited to, equity financings, debt financings, corporate collaborations, partnerships and other strategic transactions and funding opportunities. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. These factors raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our Consolidated Financial Statements for the year ended December 31, 2018 includes a paragraph related to the substantial doubt about our ability to continue as a going concern.

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
We have incurred losses since our inception, have not generated significant revenue from commercial sales of our products, and have never been profitable. Investment in drug development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant research, development and other expenses related to our ongoing operations including development of our product candidates and operation of our manufacturing facility. As a result, we are not profitable and have incurred losses in each period since we emerged from bankruptcy in September 2009. For the year ended December 31, 2018, we had a net loss of $10.3 million and used $12.7 million in operating activities and had an accumulated deficit of $189.1 million as of December 31, 2018.

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

On September 7, 2016, we issued an aggregate of approximately $18.1 million in principal of convertible promissory notes (each a Note and collectively, the Notes) and accompanying warrants to purchase an aggregate of 1,205,840 shares of our common stock (the 2016 Private Placement Warrants) in a private placement (the 2016 Private Placement) to institutional and accredited investors (each an Investor and collectively, the Investors). The Notes bear interest at 4% per annum and have a stated maturity date of the earlier of (i) September 7, 2026 and (ii) one-hundred and eighty (180) days after the date on which our product candidate, FCX-007, is approved by the FDA for the treatment of RDEB. Each individual Note holder has the right to require us to repay all or any portion of the unpaid principal from time to time on or after September 7, 2021 (such right, a Put Right). With respect to accrued and unpaid interest on the Note, each Note holder may elect, at any time and from time to time, to have any accrued and unpaid interest converted into shares of our common stock. In addition, each Note holder may elect to accelerate the repayment of all unpaid principal and accrued interest under such holder’s Note upon consummation of a specified change of control transaction or occurrence of certain events of default (as specified in the Notes), including, among other things:

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

The Notes and Purchase Agreement (as defined below) for the sale of our Series A Preferred Stock (as defined below) contain a number of restrictive covenants that impose significant restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Subject to certain limited exceptions, the Notes and Purchase Agreement include covenants restricting, among other things, our ability to:

•	pay cash dividends or make distributions on our capital stock or redeem or repurchase our capital stock;

•	create, assume or suffer to exist at any time any lien upon any of our properties or assets;

•	assign any accounts or other right to receive income;

•	incur any senior and pari passu debt;

•	enter into transactions with affiliates other than on terms and conditions approved by a majority of the disinterested members of our Board; and

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

The 2016 Private Placement Warrants, the December 2017 Common Warrants (as defined below), the May 2018 Warrants (as defined below) and the July 2018 Warrants (as defined below) give each holder the option to receive a cash payment based on a Black-Scholes valuation upon our change of control. We are required, at the warrant holder’s option, exercisable at any time concurrently with, or within 30 days after, the announcement of a change of control, to repurchase such warrants from the applicable holder by paying to the holder an amount of cash equal to the value of the unexercised portion of such holder’s warrant as determined in accordance with the Black-Scholes option pricing model and the terms of the applicable warrant.

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

In connection with the 2016 Private Placement, we entered into a registration rights agreement (the Registration Rights Agreement) with the investors that participated in the offering. The Registration Rights Agreement contains demand and piggyback registration rights requiring us to register shares of our common stock issuable upon the conversion of the Notes or the exercise of the 2016 Private Placement Warrants and any other shares of our common stock held by the investors for resale under the Securities Act of 1933, as amended. If we fail, under certain circumstances as described in the Registration Rights Agreement, to file and maintain an effective registration statement with respect to the securities covered under the Registration Rights Agreement, we have agreed to pay liquidated damages to each investor in an amount equal to one percent (1.0%) of the aggregate amount invested by such investor pursuant to the Notes then owned thereby for each 30-day period or pro rata for any portion thereof during which the failure to file or keep a registration statement effective continues.

We have a significant number of outstanding convertible notes, convertible preferred stock, warrants and stock options, and future sales of underlying shares of our common stock may cause substantial dilution to our existing stockholders.

We issued an aggregate of $18.1 million in principal of Notes and 2016 Private Placement Warrants to purchase a total of 1,205,840 shares of our common stock in connection with the 2016 Private Placement. Each 2016 Private Placement Warrant has a five year term ending on September 7, 2021 and is initially exercisable at $22.50 per share beginning March 8, 2017. Holders of the Notes have the right to convert unpaid principal of the Notes into shares of our common stock at any time at conversion prices ranging from $17.04375 to $18.39375 per share (the Conversion Price). The Notes bear interest at four percent (4%) per annum which we may elect to pay in cash or accrue. If we elect for interest to accrue, then (i) we may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each holder of a Note may elect to have us repay any such accrued and unpaid interest by delivering such number of shares of our common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of our common stock as reported on Nasdaq on the date of such election and (ii) the applicable Conversion Price. Commencing September 8, 2016, we have elected to accrue interest.

On March 7, 2017, we entered into a Securities Purchase Agreement (the Purchase Agreement) with certain of our existing investors pursuant to which we issued and sold a total of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of our Series A Convertible Preferred Stock (Series A Preferred Stock) and (ii) a warrant to purchase up to a number of shares of our common stock equal to 100% of the conversion shares issuable on March 7, 2017 pursuant to the shares of Series A Preferred Stock purchased by each investor (the March 2017 Warrants) (collectively, the Series A Preferred Stock Offering). Each share of Series A Preferred Stock has an initial stated value of $1,000 and is convertible into shares of our common stock at a conversion price of $11.6355 per share of common stock, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or similar events. Holders of the Series A Preferred Stock are also entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly by increasing the stated value of the Series A Preferred Stock. Each March 2017 Warrant has an exercise price of $12.68865 per share, is exercisable six months after the date of issuance and expires five years from the date of issuance.

On December 7, 2017, we entered into an underwriting agreement (the HCW Underwriting Agreement) with H.C. Wainwright & Co., LLC (HCW), pursuant to which we issued and sold 1,542,832 shares of our common stock, pre-funded warrants to purchase an aggregate of 1,184,442 shares of our common stock (December 2017 Pre-Funded Warrants) and common stock purchase warrants to purchase up to an aggregate of 2,809,404 shares of our common stock (the December 2017 Common Warrants), which amount of common stock purchase warrants includes warrants to purchase up to 82,118 shares of our common stock pursuant to the partial exercise of HCW’s option to purchase additional common stock purchase warrants . Each share of our common stock or December 2017 Pre-Funded Warrant, as applicable, was sold together with a December 2017 Common Warrant to purchase one share of our common stock at a combined effective price to the public of $3.85 per share and accompanying December 2017 Common Warrant (collectively, the December 2017 Offering). Each December 2017 Common Warrant has an exercise price of $3.85 per share, was exercisable upon the date of issuance and expires five years from the date of issuance.

As additional compensation, we issued warrants to HCW to purchase 87,274 shares of our common stock (the December 2017 Underwriter Warrants). Each December 2017 Underwriter Warrant has an exercise price of $4.8125 per share, was exercisable as of the date of the HCW Underwriting Agreement, and will expire five years after the date of the HCW Underwriting Agreement.

On May 29, 2018, we entered into securities purchase agreements (the May 2018 Purchase Agreements) with certain institutional and accredited investors, pursuant to which we sold 2,038,224 shares of our common stock (the May 2018 Registered Direct Offering). Concurrently with the May 2018 Registered Direct Offering, and pursuant to the May 2018 Purchase Agreements, in connection with a private placement (the May 2018 Private Placement), we sold warrants to purchase up to an aggregate of 1,528,668 shares of our common stock (the May 2018 Private Placement Warrants). Each May 2018 Private Placement Warrant has an exercise price of $2.86 per share, was exercisable upon the date of issuance and expires 5 and one-half years from the date of issuance.

As partial compensation for placement agent services by HCW in connection with the May 2018 Registered Direct Offering, we issued warrants to HCW to purchase 142,676 shares of our common stock (the May 2018 Placement Agent Warrants and, together with the May 2018 Private Placement Warrants, the May 2018 Warrants). Each May 2018 Placement Agent Warrant has an exercise price of $3.679 per share, was exercisable as of the date of issuance, and will expire five years after the date of the HCW Underwriting Agreement.

On July 2, 2018, we entered into securities purchase agreements (the July 2018 Purchase Agreements) with certain institutional and accredited investors, pursuant to which we sold 1,474,080 shares of our common stock (the July 2018 Registered Direct Offering). Concurrently with the July 2018 Registered Direct Offering, and pursuant to the July 2018 Purchase Agreements, in connection with a private placement (the July 2018 Private Placement and, together with the July 2018 Registered Direct Offering, the July 2018 Offering), we sold warrants to purchase up to an aggregate of 958,152 shares of our common stock (the July 2018 Private Placement Warrants). Each July 2018 Private Placement Warrant has an exercise price of $2.70 per share, was exercisable upon the date of issuance and expires 5 and one-half years from the date of issuance.

As partial compensation for placement agent services by HCW in connection with the July 2018 Registered Direct Offering, we issued warrants to HCW to purchase 103,186 shares of our common stock (the July 2018 Placement Agent Warrants and, together with the July 2018 Private Placement Warrants, the July 2018 Warrants). Each July 2018 Placement Agent Warrant has an exercise price of $3.464 per share, was exercisable as of the date of issuance, and will expire five years after the date of the HCW Underwriting Agreement.

Subject to adjustment upon certain corporate events, including stock dividends, stock splits and distributions of cash or other assets to stockholders:

•	up to 1,056,068 shares of our common stock could be issuable by us in connection with the conversion of principal under the Notes; plus

•	up to 101,937 shares of our common stock could be issuable by us in satisfaction of our interest payment obligations under the Notes; plus

•	up to1,205,840 shares of our common stock could be issuable by us in connection with the exercise of the 2016 Private Placement Warrants; plus

•	up to 736,000 shares of our common stock could be issuable by us in connection with the conversion of the shares of Series A Preferred Stock; plus

•	up to 687,468 shares of our common stock could be issuable by us in connection with the exercise of the March 2017 Warrants; plus

•	up to 87,274 shares of our common stock could be issuable by us in connection with the exercise of the December 2017 Underwriter Warrants; plus

•	up to 2,679,702 shares of our common stock could be issuable by us in connection with the exercise of the December 2017 Common Warrants; plus

•	up to 1,528,668 shares of common stock could be issuable by us in connection with the exercise of the May 2018 Private Placement Warrants; plus

•	up to 142,676 shares of common stock could be issuable by us in connection with the exercise of the May 2018 Placement Agent Warrants; plus

•	up to 958,152 shares of common stock could be issuable by us in connection with the exercise of the July 2018 Private Placement Warrants; plus

•	up to 103,186 shares of common stock could be issuable by us in connection with the exercise of the July 2018 Placement Agent Warrants.

The exercise of the 2016 Private Placement Warrants, the March 2017 Warrants, the December 2017 Pre-Funded Warrants, the December 2017 Underwriter Warrants, the December 2017 Common Warrants, the May 2018 Private Placement Warrants, the May 2018 Placement Agent Warrants, the July 2018 Private Placement Warrants or the July 2018 Placement Agent Warrants, or the conversion of the Notes or Series A Preferred Stock would cause substantial dilution to our existing stockholders.

If our stockholders’ equity falls below $2.5 million, our common stock may be subject to delisting from Nasdaq

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist our common stock if our stockholders’ equity falls below $2.5 million. As of December 31, 2018, our stockholders’ equity was $9.5 million. If our stockholders equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, we will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if we are unable to demonstrate to Nasdaq’s satisfaction that we will be able to sustain compliance with this requirement, Nasdaq may delist our common stock. In addition, even if we regain technical compliance with the stockholders’ equity requirement, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market, including the requirement that our common stock continues to trade above $1.00. For the year ended December 31, 2018, we incurred a net loss of $10.3 million and used $12.7 million in operating activities and had an accumulated deficit of $189.1 million as of December 31, 2018.

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

Risks Related to Clinical Development, Regulatory Approval and Commercialization of Our Product Candidates
Our product candidates are based on novel technology, which makes it difficult to predict the time and cost of product development and subsequently obtaining regulatory approval. At the moment, only a small number of gene therapy products have been approved in the United States and the European Union.

Our product candidates, are based on novel technology. Our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience in the future related to our product candidates will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (the EMA), and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for gene therapy product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or biologic product candidates. At the moment, only a small number of gene therapy products have been approved in the Western world, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Approvals by the EMA may not be indicative of what the FDA may require for approval and vice versa.

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. For example, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (CBER) to consolidate the review of gene therapy and related products, and established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition, the Recombinant DNA Advisory Committee (RAC) of the U.S. National Institutes of Health (NIH), reviews human gene transfer protocols when an oversight body, such as an Institutional Review Board (IRB), has determined that the protocol would significantly benefit from RAC review and when the protocol meets certain criteria. The NIH Director may also select a protocol unilaterally for RAC review if it presents significant scientific, societal, or ethical concerns. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the clinical trial and approved its initiation. Furthermore, all institutions and clinical trial sites in the United States that are subject to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (NIH Guidelines), must follow those NIH Guidelines and all RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research. Institutions subject to the NIH Guidelines include all institutions that receive any funding from NIH for research involving recombinant or synthetic nucleic acid molecules, as well as institutions subject to federal or state regulations, local ordinances, or agency guidelines that require compliance with the NIH Guidelines, and institutions receiving support from federal agencies or private funders who condition such support on compliance with the NIH Guidelines. In addition, the FDA can put an IND on clinical hold for numerous reasons, such as if the information in such IND is not sufficient to assess the risks in pediatric patients. Before a clinical trial can begin at any institution, that institution’s IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the trial. Moreover, because of the relative novelty of gene therapy, SAEs, or other concerns observed in clinical trials of gene therapy product candidates conducted by other sponsors may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise to change the requirements for approval of any of our product candidates.

These regulatory review agencies, committees and advisory groups and any new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval studies, limitations or restrictions. As we advance our product candidates, we may be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines. If we fail to do so or to do so effectively, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

Initial results from a pre-clinical study or clinical trial do not ensure that the study or trial will be successful and success in pre-clinical studies and early stage clinical trials does not ensure success in later-stage clinical trials.

Although we have seen positive results in pre-clinical studies of FCX-007 and FCX-013 and interim data from the Phase 1 portion of the Phase 1/2 clinical trial of FCX-007, results from pre-clinical studies and early clinical trials often do not accurately predict final pivotal clinical trial results. In addition, data from one pivotal clinical trial may not be predictive of the results of other pivotal clinical trials for the same product candidate, even if the trial designs are the same or similar. Data obtained from pre-clinical studies and clinical trials are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Adverse side effects may be observed in clinical trials that delay, limit or prevent the regulatory approval, and even after a product candidate has received marketing approval, the emergence of adverse side effects in more widespread clinical practice may cause the product’s regulatory approval to be limited or even rescinded. Additional trials necessary for approval may not be undertaken or may ultimately fail to establish the safety and efficacy of our product candidates.

In addition, while the clinical trials of our product candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with a focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety and efficacy data to support regulatory approval to commercialize the product. In addition, the methods we select to assess particular safety or efficacy parameters may not yield statistically significant results regarding our product candidates’ effects on patients. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

In previous clinical trials conducted by sponsors other than us involving viral vectors for gene therapy, some patients experienced SAEs, including the development of leukemia due to vector-related insertional oncogenesis. If our vectors demonstrate a similar effect, we may be required to halt or delay further clinical development of our product candidates.

A significant risk in any gene therapy product based on viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient. For example, in 2003, 20 patients treated for X-linked severe combined immunodeficiency in two gene therapy trials conducted by sponsors other than us using a murine, or mouse-derived, gamma-retroviral vector showed correction of the disease, but the trials were terminated after five patients developed leukemia (four of whom were subsequently cured). The cause of these adverse events was shown to be insertional oncogenesis, which is the process whereby the corrected gene inserts in or near a gene that is important in a critical cellular process like growth or division, and this insertion results in the development of a cancer (often leukemia). Using molecular diagnostic techniques, it was determined that clones from these patients showed retrovirus insertion in proximity to the promoter of the LMO2 proto-oncogene. Earlier generation retroviruses like the one used in these two trials have been shown to preferentially integrate in regulatory regions of genes that control cell growth.

These well-publicized adverse events led to the development of new viral vectors, such as lentiviral vectors like the ones we utilize for FCX-007 and FCX-013, with potentially improved safety profiles, as well as the requirement of enhanced safety monitoring in gene therapy clinical trials, including routine performance of vector copy number analysis on all production lots to monitor the number of insertion events per cell. Notwithstanding the potential safety improvements of lentiviral vectors, the risk of insertional oncogenesis remains a significant concern for gene therapy and we cannot assure that it will not occur in any of our clinical trials. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that lentiviral vectors possess characteristics that may pose risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, and we may experience similar delays in the future. If patients are unwilling to participate in our clinical trials because of negative publicity from adverse events in cell and gene therapies or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a clinical trial, or complete our clinical trials in a timely manner. Patient enrollment is affected by a variety factors including, among others:

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

We depend on physicians and other healthcare professionals to follow our established protocols as to the administration and the handling of our product candidates in connection with our clinical trials, and we will continue to depend on physicians and other healthcare professionals to follow such protocols if and when our product candidates are commercialized. The treatment protocol requires each physician to verify the patient’s name and date of birth with the patient and the patient records immediately prior to injection. In the past, more than one patient’s cells have been delivered to a physician, or the wrong patient’s cells have been delivered to a physician. While it is the physician’s obligation to follow the treatment protocol and assure that the patient is treated with the correct cells, if physicians and other healthcare professionals do not follow our protocols, the efficacy and safety of our product candidates may be adversely affected.

Clinical trials may fail to demonstrate the safety or efficacy of our product candidates, which could prevent or significantly delay regulatory approval of our product candidates and harm our business.

Prior to receiving approval to commercialize any of our product candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, if applicable, that such product candidate is both safe and effective.  We will need to demonstrate such product candidate’s efficacy and monitor its safety throughout the development process.  If our current or future clinical trials are unsuccessful, regulatory approval of our product candidates could be delayed or prevented and our business could be harmed.

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
The process of obtaining FDA and other regulatory approvals is time consuming, expensive and difficult.  Clinical trials are required to establish the safety and efficacy of product candidates.  Applications to market product candidates must be submitted to the FDA and the FDA must review and approve them before product candidates may be marketed, and subsequent clinical trials, manufacturing, and the marketing of products, once approved, are subject to strict regulatory compliance. The commencement and completion of clinical trials for any of our product candidates could be delayed or prevented by a variety of factors, including:

•	delays in obtaining regulatory approvals or in an IND going into effect to commence a study or trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an IRB to conduct a clinical trial at a prospective study site;

•	delays in the enrollment of patients;

•	manufacturing difficulties;

•	failure of our clinical trials and clinical investigators to comply with FDA’s GCP requirements;

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

If we fail to obtain the necessary regulatory approvals, or if such approvals are limited, we will not be able to commercialize our product candidates at all or to the extent we expected, and we will not generate any product revenues, or the product revenues we generate may be substantially less than expected.

Even if we comply with all FDA pre-approval regulatory requirements, the FDA may determine that our product candidates are not safe or effective, and we may never obtain regulatory approval for such product candidates. If we fail to obtain regulatory approval for some or all of our product candidates, we will have fewer commercial products, if any, and correspondingly lower product revenues, if any. Even if our product candidates receive regulatory approval, such approval may involve limitations on the indications and conditions of use or marketing claims for our products. Further, later discovery of previously unknown problems or AEs could result in additional regulatory restrictions, including addition of warnings or other statements on the product label or product withdrawal.

In jurisdictions outside the United States, we must receive marketing authorizations from the appropriate regulatory authorities before commercializing our product candidates. Regulatory approval processes outside the United States generally include requirements and risks similar to those associated with FDA approval, although the requirements and risks in certain jurisdictions may vary in certain important respects and in some instances, may exceed those associated with FDA approval.

Our failure to comply with extensive governmental regulation may significantly affect our operating results.

Even if we obtain regulatory approval for some or all of our product candidates, we will continue to be subject to extensive ongoing requirements by the FDA, as well as by applicable foreign, national, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, efficacy, labeling, storage, quality control, AE reporting, import and export, record keeping, approval, distribution, advertising and promotion of our future products. We must also submit new or supplemental applications and obtain FDA approval for certain changes to an approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA enforces post-marketing regulatory requirements, including cGMP requirements, through periodic unannounced inspections. We do not know whether we or our contractors will pass any future FDA inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations. Failure to comply with applicable regulatory requirements could result in, among other things:

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

In their regulation of advertising and promotion, the FDA may issue correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA is authorized to impose a wide array of sanctions on companies for such advertising and promotion practices, which could result in, for example:

•	incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements;

•	making changes to the methods of marketing and selling products; or

•	taking FDA mandated corrective action, which may include placing advertisements or sending letters to physicians rescinding previous advertisements or promotions.
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

Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications about unapproved uses of its products. Companies cannot promote FDA-approved pharmaceutical or biologic products for unapproved uses, but under certain limited circumstances they may disseminate to practitioners articles published in peer-reviewed journals. To the extent allowed by the FDA, we may disseminate peer-reviewed articles on our future approved products to practitioners. If, however, our activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from or enforcement action by the FDA or other regulatory or law enforcement authorities.

Any sales, marketing, and scientific/educational grant programs we may conduct in the future, must also comply with applicable requirements of various federal and state laws and regulations, including the federal Anti-Kickback Statute, the federal civil False Claims Act, HIPAA’s anti-fraud provisions, the federal Physician Payment Sunshine Act (Open Payments Program), and similar state fraud and abuse laws and regulations. Additional information about the scope of these requirements is offered under “Other U.S. Regulatory Requirements” in the Government Regulatory section above.

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

Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party manufacturers and suppliers, if any, must pass inspection for compliance with the applicable regulations as a condition of FDA approval of our products. In addition, the FDA may, at any time, audit or inspect our manufacturing facility or the facilities of our third party manufacturers, if any, or our associated quality systems, for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we fail to obtain or maintain orphan drug exclusivity for any of our product candidates, our competitors may sell products to treat the same conditions and our operations will be adversely impacted.

As part of our business strategy, we have obtained FDA orphan drug designation for FCX-007 and FCX-013. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if, among other things, it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S. The first product to obtain FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for that drug for the orphan-designated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug or biologic.

Because the extent and scope of patent protection for some of our product candidates is limited, orphan drug designation is especially important for our product candidates that are eligible for it. For eligible product candidates, we plan to rely, in part, on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug exclusivity for our product candidates that do not have broad patent protection, our competitors may then sell the same drug or biologic to treat the same condition which could adversely affect our operations.

Even though we have obtained orphan drug designation for FCX-007 and FCX-013 and even if we obtain such designation for other potential product candidates in the future, due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain regulatory approval for any particular orphan indication, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval until the first product’s orphan drug exclusivity period expires. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug or biologic for the same condition if the FDA concludes that the later drug or biologic is safer, more effective or makes a major contribution to patient care. Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any additional opportunities for review and guidance from the FDA during the review and approval process.

Even if we were to obtain approval for FCX-007 or FCX-013 with rare pediatric disease designation, the Rare Pediatric Disease PRV Program may no longer be in effect at the time of such approval.

FCX-007 has received rare pediatric disease designation from the FDA for the treatment of RDEB and FCX-013 has received rare pediatric disease designation from the FDA for the treatment of localized scleroderma. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals under the age of 18 years old, and that is a rare disease or condition as defined in the Orphan Drug Act (e.g., that affects fewer than 200,000 individuals in the U.S.). Under the FDA’s Rare Pediatric Disease PRV program, upon the approval of a NDA or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease PRV that can be used to obtain priority review for a subsequent NDA or BLA. The PRV may be sold or transferred an unlimited number of times. Congress has extended the PRV program until 2020, but this program has been subject to criticism, including by the FDA, thus it is possible that even if we obtain approval for FCX-007 and FCX-013 and meet the current criteria for a rare pediatric disease PRV, the program may no longer be in effect at the time of approval.

We are largely dependent on the future commercial success of our product candidates.

Our ability to generate revenues and become profitable will depend in large part on the future commercial success of our product candidates.  If any product that we commercialize in the future does not gain an adequate level of acceptance among physicians, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance by physicians, patients and third party payors of the products we may commercialize will depend on a number of factors, some of which are beyond our control, including:

•	Their efficacy, safety and other potential advantages in relation to alternative treatments;

•	Their relative convenience and ease of administration;

•
The availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;

•	The prevalence and severity of adverse events;

•	Their cost of treatment in relation to alternative treatments, including generic or biosimilar products;

•	The extent and strength of our third party manufacturer and supplier support;

•	The extent and strength of marketing and distribution support;

•	The limitations or warnings contained in a product’s FDA approved labeling; and

•	Distribution and use restrictions imposed by the FDA or that are part of a REMS or voluntary risk management plan.

For example, even if our products have been approved by the FDA, physicians and patients may not immediately be receptive to them and may be slow to adopt them. In addition, even though we believe our product candidates have significant advantages to other treatment options, because no head-to-head trials comparing our product candidates to competing products will have been conducted, the prescribing information approved by the FDA would not contain claims that our product is safer or more effective than competitive products. Accordingly, we may experience limitations in promoting any comparative advantages our products may have.  If our products do not achieve an adequate level of acceptance among physicians, patients and third party payors, we may not generate meaningful revenues and we may not become profitable.

Negative public opinion and increased regulatory scrutiny of gene therapies may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
Public perception may be influenced by claims that gene therapies are unsafe, and gene therapies may not gain the acceptance of the public or the medical community. In particular, our success will depend upon appropriate physicians prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
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

Our product candidates for which we intend to seek approval as biological products may face competition sooner than expected.

With the enactment of the BPCIA, abbreviated pathways for approval of biosimilar and interchangeable biological products were created. The BPCIA establishes legal authority for the FDA to review and approve biosimilars for marketing, as well as biosimilars that have been designated as “interchangeable” with a previously approved biologic, or reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a full BLA. This period of regulatory exclusivity runs concurrently with, but is independent of, periods of patent protection for the reference product.

We believe that any of our product candidates approved as a biological product under a full BLA should qualify for a 12-year period of exclusivity. However:

•	the United States Congress could amend the BPCIA to significantly shorten this exclusivity period as has been previously proposed; and

•	a potential competitor could seek and obtain approval of its own BLA during our exclusivity period instead of seeking approval of a biosimilar version.

The BPCIA is complex and its provisions continue to be interpreted and implemented by the FDA and U.S. courts. As a result, the ultimate impact, implementation and implications of the BPCIA are subject to uncertainty and could compromise the future commercial prospects for our biological products. Moreover, it is not yet clear the extent to which a biosimilar, once approved, may be substituted for any one of our reference products in a way that is similar to traditional generic substitution for pharmaceutical products; this will depend on a number of marketplace and regulatory factors that are still developing at both the federal and state levels of government.

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

The exclusive channel collaboration agreements may be terminated by Intrexon if we fail to exercise diligent efforts in developing products through the collaborations or if we elect not to pursue the development of a therapy in a “Field” identified by Intrexon that is a “Superior Therapy” as defined in the collaboration agreements.  Upon such termination, the product candidates covered by the applicable exclusive channel collaboration agreement in active and ongoing Phase 2 or 3 clinical trials or later stage development through the exclusive channel collaboration agreement shall be entitled to be continued by us with a continuation of the related royalties for such product candidates, and all rights to products covered by the exclusive channel collaboration agreement still in an earlier stage of development shall revert to Intrexon.

There can be no assurance that we will be able to successfully perform under the exclusive channel collaboration agreements and if any of the agreements are terminated it may prevent us from achieving our business objectives and our business may be harmed.
Any manufacturing difficulties, disruptions or delays could adversely affect our ability to conduct our clinical trials.
Manufacturing biologic products is difficult, complex and highly regulated. During 2016, we began to manufacture the pre-clinical supply of our FCX-013 product candidate in our facility in Exton, PA. We lease and operate our own manufacturing facility located in Exton, Pennsylvania. We have historically used this facility to manufacture our non-genetically modified products and during 2016 began using this facility for pre-clinical manufacturing of our gene therapy product candidate, FCX-013.  We designated our Exton, PA cGMP manufacturing facility in Exton, PA as the production site for FCX-007 in the fourth quarter of 2017, and are currently producing drug product for clinical development of FCX-007 and FCX-013 at that facility. We also plan to produce drug product for commercial sales of FCX-007 and FCX-013, if approved, at this facility. Our ability to adequately and timely manufacture and supply our product candidates is dependent on the operation of our sole facility which may be impacted by, among other things:

•	availability, performance, or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;

•	capacity of our facility and the facility of any of our suppliers;

•	the performance of information technology systems;

•	compliance with regulatory requirements;

•	inclement weather and natural disasters;

•	changes in forecasts of future demand for product components;

•	timing and actual number of production runs for product components;

•	potential facility contamination by microorganisms or viruses;

•	updating of manufacturing specifications; and

•	product quality success rates and yields.

If the efficient manufacture and supply of our product candidates is interrupted, we may experience delayed shipments or supply constraints, which may materially impact our ongoing and future pre-clinical studies and clinical trials.

Our manufacturing processes must undergo a potentially lengthy FDA approval process, as well as other regulatory approval processes, and are subject to continued review by the FDA and other regulatory authorities. It is a multi-year process to build and license a new manufacturing facility and it can take significant time to qualify and license a contract manufacturer, if needed.

If regulatory authorities determine that we or certain of our third-party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third-party service providers comply, or indefinitely. Because our third-party service providers are subject to the FDA and, potentially, in the future, foreign regulatory authorities, alternative qualified third-party service providers may not be available on a timely basis or at all. If we or our third-party service providers cease or interrupt production or if our third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, and supply constraints for our products.

We receive vectors from our contract manufacturers, but the majority of our research, development and manufacturing operations depend on one facility for all of our product candidates. If this facility is destroyed or is out of operation for a substantial period of time, our business may be adversely impacted.

We currently conduct our research, development and manufacturing operations related to our product candidates in our facility located in Exton, Pennsylvania. Previously we outsourced certain manufacturing of our genetically-modified product candidate FCX-007, to a contract manufacturer with a facility located in Mountain View, California.

If regulatory, manufacturing or other problems require us to discontinue production at our Exton, PA facility, we will not be able to have supplies for our pre-clinical studies and clinical trials, which would adversely impact our business. If the facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss or similar events, we may not be able to quickly or inexpensively replace our facility. In the event of a temporary or protracted loss of either facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with necessary regulatory requirements.

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
Our commercial success depends upon our ability to develop, manufacture, and if approved, market and sell our product candidates and to use our related proprietary technologies. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including interference, post grant review, inter partes review or derivation proceedings before the U.S. Patent and Trademark Office (USPTO). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party in order to be able to commercialize any of our product candidates that obtain regulatory approval.  However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing our future approved products and then expend time and funding to redesign such products so that such products do not infringe others’ patents while still allowing us to compete in the market with a substantially similar product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing any of our product candidates that obtain regulatory approval or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us.
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

•
it is possible that our pending patent applications will not lead to issued patents;issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

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

In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our product candidates, if approved, are prescribed and purchased. For example, the Affordable Care Act has changed the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the Public Health Service Act. In addition, there have been efforts by the Trump Administration to repeal or replace certain aspects of the Affordable Care Act and to alter the implementation of the Affordable Care Act and related laws. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Further legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible.

There is also significant economic pressure on state budgets that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for certain drugs. In recent years, some states have considered legislation and ballot initiatives that would control the prices of drugs, including laws to allow importation of pharmaceutical products from lower cost jurisdictions outside the U.S. and laws intended to impose price controls on state drug purchases. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our product candidates, if approved. In addition, under the Affordable Care Act, as states implement their health care marketplaces or operate under the federal exchange, the impact on drug manufacturers will depend in part on the formulary and benefit design decisions made by insurance sponsors or plans participating in these programs. It is possible that we may need to provide discounts or rebates to such plans in order to maintain favorable formulary access for our future product candidates, if approved, which could have an adverse impact on our sales and results of operations.

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

•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members; and

•
Analogous state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; state that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws and local ordinances that require identification or licensing of sales representatives.

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

We have generated significant net operating loss carryforwards (NOLs) as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs forward to reduce our tax liability in future years. However, our ability to utilize the NOLs is subject to the rules of Sections 382 and 383 of the Code. Those sections generally restrict the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with carry forwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards. We have completed several financings since our inception which we believe have resulted in “ownership changes” within the meaning of Section 382. We may also experience ownership changes in the future as a result of additional financings and subsequent shifts in our stock ownership. As a result, our NOLs may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs were freely usable.

Risks Related to Ownership of our Common Stock

The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock began trading on NYSE MKT on May 17, 2013 and then on the Nasdaq Capital Market on August 29, 2014. Between May 17, 2013 and December 31, 2018, our common stock has traded between $1.45 and $114.00. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

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

As of March 20, 2019, Randal J. Kirk and certain of his affiliates (including Intrexon, our collaboration partner on our gene therapy programs) beneficially owned approximately 1.7 million shares, or approximately 17%, of our common stock, excluding common stock underlying the Notes and Private Placement Warrants issued in connection with the 2016 Private Placement, the Series A Preferred Stock, the March 2017 Warrants and the December 2017 Common Warrants. If Randal J. Kirk and certain affiliates exercised the convertible securities or warrants acquired in the September 2016 Private Placement, the Series A Preferred Stock Offering and the December 2017 Offering, they would receive, in the aggregate, (i) approximately 450,000 shares of our common stock pursuant to exercise of the Private Placement Warrants, (ii) approximately 400,000 shares of common stock underlying $6,762,500 outstanding principal amount of Notes, (iii) approximately 38,000 shares of common stock underlying accrued interest on the Notes, (iv) approximately 277,000 shares of common stock upon conversion of the Series A Preferred Stock (v) approximately 260,000 shares of common stock pursuant to the exercise of the March 2017 Warrants and (vi) approximately 545,000 shares of common stock pursuant to the exercise of the December 2017 Common Warrants, resulting in the beneficial ownership of approximately 31% of our common stock.
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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur, which could occur if we issue a large number of shares of common stock (or securities convertible into our common stock) in connection with a future financing, as our common stock is trading at low levels. These factors could make it more difficult for us to raise funds through future offerings of common stock or other equity securities. In addition to our common stock outstanding, as of December 31, 2018, we had warrants and stock options outstanding that were exercisable for a total of 7,679,678 shares of our common stock.

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

The decision to pay cash dividends on our common stock rests with our Board and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. In addition, the Notes and Series A Preferred Stock each restrict our ability to pay cash dividends on our equity securities. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.

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

Holders of Record

As of March 20, 2019, there were 9,758,332 shares of our common stock outstanding. There were approximately 33 holders of record at March 20, 2019.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

On December 7, 2018, we entered into a securities purchase agreement (the December 2018 Purchase Agreement) with two accredited investors, EBRP and EBMRF (December 2018 Private Placement Purchasers), pursuant to which we issued and sold to the December 2018 Private Placement Purchasers an aggregate of 443,350 shares of our common stock at a per share price of $2.03, which represented the consolidated closing bid price of our common stock, as reported by the Nasdaq Capital Market, on the business day immediately preceding the execution of the December 2018 Purchase Agreement. We refer to the sale of these shares of common stock as the December 2018 Private Placement. We received approximately $900,000 in gross proceeds from the December 2018 Private Placement. The offer, sale, and issuance of the shares were made in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended. The shares of our common stock sold to the December 2018 Private Placement Purchasers were subsequently registered for resale on a registration statement on Form S-3 (file number 333-229307), which was declared effective by the Securities and Exchange Commission on February 12, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2018.
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

FCX-007 is currently in a Phase 1/2 clinical trial. In January 2018, Fibrocell obtained allowance from the FDA to initiate enrollment of pediatric patients in the Phase 2 portion of its Phase 1/2 clinical trial of FCX-007, based on evidence of safety and potential benefit of FCX-007 in adult patients dosed in the Phase 1 portion of the clinical trial. In May 2018, we reported on interim adult data and provided a Phase 1 trial update which included presenting at the 7th International Investigative Dermatology meeting on May 19, 2018.

We completed the targeted enrollment of six patients ages seven and older in the Phase 2 portion of the Phase 1/2 clinical trial for FCX-007, and have over-enrolled by one patient for a total of seven patients. The Phase 2 population consists of one adult and six pediatric patients. In March 2019, we reported additional positive safety and wound healing data for our ongoing Phase 1/2 trial.

    In October 2018, we completed a Type C meeting with the FDA to discuss the design of a Phase 3 clinical trial protocol for FCX-007. The FDA provided guidance on various clinical trial design aspects and CMC requirements of the proposed Phase 3 clinical trial. In November 2018, we received the official minutes from the FDA for the Type C meeting. Based on FDA’s feedback, we prepared a Phase 3 clinical trial protocol for FCX-007 and filed it as part of the briefing package for the Type B meeting in March 2019. We completed a Type B end-of-Phase 2 face-to-face meeting with the FDA in March 2019 to discuss the design of a Phase 3 clinical trial for FCX-007 to support a BLA filing. In the Type B meeting, the FDA provided guidance on various design aspects of our proposed Phase 3 clinical trial, named DEFI-RDEB. We plan to submit a revised clinical trial protocol and statistical analysis plan based upon the FDA’s feedback and requested CMC information to the IND application. We plan to continue the remaining follow-up visits with all Phase 1/2 patients, but do not intend to dose additional patients as part of the trial. Furthermore, we plan to initiate a Phase 3 clinical trial for FCX-007 in the second quarter of 2019.

We have designated our existing, cGMP cell therapy manufacturing facility in Exton, PA as the production site for FCX-007 after incorporation into our IND application. FCX-007 drug product dosed in the fourth quarter of 2017 was produced and distributed from our Exton, PA facility. This multi-product, gene therapy manufacturing facility will be used for the remaining clinical and, if approved, future commercial manufacture of FCX-007, as we have sufficient cGMP vector supply to complete our clinical trials and existing manufacturing capacity to serve the U.S. market for RDEB.

FCX-007 has received Orphan Drug Designation for the treatment of DEB, including RDEB, Rare Pediatric Disease Designation for the treatment of RDEB and Fast Track Designation for the treatment of RDEB from the FDA.

In addition, our second clinical stage gene therapy candidate, FCX-013 is in development for the treatment of moderate to severe localized scleroderma, which manifests as excess production of extracellular matrix, specifically collagen, resulting in thickening of the skin and connective tissue. FCX-013 is designed to be injected under the skin at the location of the fibrotic lesions where the genetically-modified fibroblast cells will produce matrix metalloproteinase 1 (MMP-1) to break down excess collagen accumulation. We previously completed a proof-of-concept study and pre-clinical dose-ranging study for FCX-013. In December 2017, we completed a GLP toxicology/biodistribution study. We submitted an IND application for FCX-013 to the FDA in January 2018, and in March 2018, the FDA allowed the IND to progress to clinical trials. We initiated the first investigator site for clinical enrollment for an open label, single arm Phase 1/2 clinical trial. We are currently enrolling the Phase 1 portion of the Phase 1/2 clinical trial for FCX-013, and expect to complete enrollment of Phase 1 adult patients in the third quarter of 2019. We plan to manufacture FCX-013 at our Exton, PA cGMP manufacturing facility.

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
Warrant Liability

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480), depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging (ASC 815) if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. Warrants that the Company may be required to redeem through payment of cash or other assets outside its control are classified as liabilities pursuant to ASC 480 and are initially and subsequently measured at their estimated fair values. For additional discussion on warrants, see Note 7.

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

Embedded Derivatives. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. Embedded derivatives are initially and subsequently measured at fair value. See Note 6 for additional discussion on the embedded derivatives associated with the Company’s convertible notes.

Beneficial Conversion Feature. If the amount allocated to the convertible debt results in an effective per share conversion price less than the fair value of the Company’s common stock on the commitment date, the intrinsic value of this beneficial conversion feature is recorded as a discount to the convertible debt with a corresponding increase to additional paid in capital. The beneficial conversion feature discount is equal to the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date, unless limited by the remaining proceeds allocated to the debt. See Note 6 for additional discussion on the beneficial conversion feature associated with the Company’s convertible notes.

Debt Issuance Costs. The Company follows the guidance under Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) for accounting for debt issuance costs. The Company allocates debt issuance costs between the debt and the warrants on the same basis as proceeds were allocated. The Company expenses issuance costs allocated to the warrants and presents the issuance costs allocated to the debt as a direct reduction from the carrying amount of the debt liability in the balance sheet. However, if debt issuance costs exceed the carrying amount of the debt, issuance costs are recorded to additional paid-in capital as a reduction of the beneficial conversion feature. As of December 31, 2018, the Company’s debt issuance costs are presented in additional paid-in capital as a reduction of the beneficial conversion feature and are being amortized to interest expense (despite their classification in additional paid-in capital) using the effective interest rate method over the expected term of the debt pursuant to ASC 835.

Results of Operations
Comparison of Years Ending December 31, 2018 and 2017

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

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	Year Ended December 31,		2018 vs 2017 Change
($ in thousands)	2018	2017	$	%
Direct costs:
FCX-007	870	4,350	(3,480)	(80.0)%	(1)
FCX-013	471	3,117	(2,646)	(84.9)%	(2)
Other	(32)	72	(104)	(144.4)%	(3)
Total direct costs	1,309	7,539	(6,230)	(82.6)%
Indirect costs:
Regulatory costs	63	91	(28)	(30.8)%	(4)
Compensation and related expenses	2,003	2,031	(28)	(1.4)%	(5)
Process development	—	7	(7)	(100.0)%	(6)
Other indirect R&D costs	2,609	2,564	45	1.8%	(7)
Total indirect costs	4,675	4,693	(18)	(0.4)%
Total research and development expenses	$5,984	$12,232	$(6,248)	(51.1)%

(1)
Costs for our FCX-007 program decreased approximately $3.5 million, or 80.0%, for the year ended December 31, 2018 compared to 2017 due primarily to decreased costs from (1) our clinical partner Intrexon, as the Phase 1 portion of the FCX-007 clinical trial was substantially completed at the end of 2017; (2) movement in-house of the manufacturing of the drug product used in the Phase 1/2 clinical trial of FCX-007 previously contracted to a third party manufacturer and (3) a decrease of approximately $0.5 million in an estimate of costs to settle a dispute with one of Intrexon’s vendors, for which a settlement was agreed to and was paid by us in August 2018.

Through December 31, 2018, we have incurred approximately $25.6 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase 1/2 clinical trial protocol and recruiting patients, clinical product manufacturing, statistical analyses, report generation and future clinical trial costs.

(2)
Costs for our FCX-013 program for the year ended December 31, 2018 decreased approximately $2.6 million, or 84.9% compared to 2017 due primarily to decreased costs from our clinical partner Intrexon of approximately $2.3 million, as substantially all of the costs of the pre-clinical phase of this program were incurred at the end of 2017.

Through December 31, 2018, we have incurred approximately $14.3 million in direct research and development costs related to this program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee (NIH RAC) meeting preparation expenses, and the design and execution of clinical trials.

(3)
Costs for our other programs decreased approximately $0.1 million or 144.4%, for the year ended December 31, 2018 compared to 2017. The azficel-T for chronic dysphonia program was discontinued at June 30, 2016 and the costs recorded since then relate to specific close out activities of the program.

(4)	Regulatory costs were not significant for both years ended December 31, 2018 and 2017.

(5)	Compensation and related expenses were approximately $2.0 million for the years ended December 31, 2018 and 2017.

(6)	Process development costs were zero in the year ended December 31, 2018 and were not significant in the year ended December 31, 2017.

(7)	Other indirect R&D costs were approximately $2.6 million for the years ended December 31, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were comprised of the following:

	Year Ended December 31,		2018 vs 2017 Change
($ in thousands)	2018	2017	$	%
Compensation and related expenses	$1,717	$1,764	(47)	(2.7)%	(1)
Professional fees	1,574	2,103	(529)	(25.2)%	(2)
Facilities and related expenses and other	3,114	2,882	232	8.0%	(3)
Total selling, general and administrative expenses	$6,405	$6,749	$(344)	(5.1)%

(1)	Compensation and related expenses were approximately $1.7 million for the years ending December 31, 2018 and 2017.

(2)
Professional fees decreased approximately $0.5 million, or 25.2%, for the year ended December 31, 2018 compared to 2017. This decrease is attributable primarily to lower levels of legal, accounting and consulting fees.

(3)
Facilities and related expenses increased approximately $0.2 million for the year ended December 31, 2018 versus the year ended December 31, 2017. This increase was due primarily to approximately $0.2 million of income recognized in the 2017 period, as a result of the release of certain reserves included in accrued expenses as of December 31, 2016.

Warrant Revaluation Income

During the years ended December 31, 2018 and 2017, we recorded non-cash income of approximately $0.9 million and $4.9 million, respectively, for warrant revaluation income in our Consolidated Statements of Operations. Due to the nature and inputs of the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations from year to year. These fluctuations were due to a variety of factors including changes in our stock price, changes in the remaining contractual life of the warrants, and changes in management’s estimated probability of certain events occurring that would impact the warrants. Warrant revaluation income for 2018 and 2017 was driven primarily by decreases in both our stock price and the remaining contractual term of the warrants.

Derivative Revaluation Expense

During the years ended December 31, 2018 and 2017, we recorded non-cash derivative revaluation income (expense) of approximately $1.7 million and ($1.4 million), respectively, for derivative liability revaluation charges in our Consolidated Statement of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the 2016 Private Placement. Derivative valuation income for the year ended December 31, 2018, was primarily the result of an estimate change in the timing and probability of a change of control occurring, that would affect the convertible notes issued in

September 2016. See Note 6 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K for further details.

Interest Expense

During the years ended December 31, 2018 and 2017, we recorded interest expense of approximately $0.8 million, in each of the year end periods, in our Consolidated Statement of Operations related to the Notes that we issued in the 2016 Private Placement which bear interest at 4% per annum. See Note 6 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K for further details.

Net Loss

Net loss decreased approximately $5.9 million to $10.3 million for the year ended December 31, 2018, as compared to $16.2 million for the year ended December 31, 2017.  The decrease was due primarily to an overall net decrease in operating expenses of approximately $6.6 million, as more fully described at the component level above, increased derivative revaluation income of $3.1 million, all partially offset by a decrease in warrant revaluation income of approximately $4.0 million.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of December 31, 2018, we had an accumulated deficit of approximately $189.1 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future. Additionally, to fund our operations, we issued convertible promissory notes in an aggregate amount of approximately $18.1 million, which bear interest at 4% per annum, in connection with the 2016 Private Placement as more fully described under the heading “Contractual Obligations” below and in Note 6 in the accompanying Notes to the Consolidated Financial Statements contained in Part IV of this Form 10-K.

Our financial condition is summarized below as of the following dates:

	As of December 31,		Change
($ in thousands)	2018	2017	$	%
Cash and cash equivalents	$14,430	$17,417	$(2,987)	(17.1)%

Working capital:
Total current assets	$14,535	$17,902	$(3,367)	(18.8)%
Less: Total current liabilities	2,172	4,425	(2,253)	(50.9)%
Net working capital	$12,363	$13,477	$(1,114)	(8.3)%

Convertible notes payable (gross principal)	$18,003	$18,003	$—	—%

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of approximately $14.4 million as of December 31, 2018. As of December 31, 2018, we had net working capital of approximately $12.4 million which decreased approximately $1.1 million, or 8.3%, from December 31, 2017. We believe that our existing cash and cash equivalents, will be sufficient to fund our operations into the fourth quarter of 2019; however, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations. Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

•	the cost of clinical activities and outcomes related to the clinical trials for FCX-007 and FCX-013;

•	the cost of additional pre-clinical studies and clinical trials in order to obtain regulatory approvals for our product candidates;

•	the cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications; and

•	the cost of filing, surveillance around, prosecuting, defending and enforcing patent claims.

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

These factors raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our Consolidated Financial Statements for the year ended December 31, 2018 includes a paragraph related to the substantial doubt about our ability to continue as a going concern.

2017 Series A Preferred Stock Offering

On March 8, 2017, we completed the 2017 Series A Preferred Stock Offering pursuant to which we sold the Units for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of our Series A Preferred Stock, with an initial stated value of $1,000 that is convertible into shares of our common stock with a conversion price of $11.6355 and (ii) a warrant to purchase up to a number of shares of common stock equal to 100% of the conversion shares issuable on March 7, 2017 pursuant to the shares of Series A Preferred Stock purchased by each investor for the sale of $8.0 million to certain of our existing investors, including certain related parties such as Intrexon. After deducting offering expenses, net proceeds from the Series A Preferred Stock Offering, excluding the proceeds, if any, from the exercise of the warrants, was approximately $7.6 million.

2017 Common Stock and Warrant Offering

On December 11, 2017, we completed the December 2017 Offering pursuant to which we sold 1,542,832 shares of our common stock, pre-funded warrants to purchase an aggregate of 1,184,442 shares of our common stock and common warrants to purchase up to an aggregate of 2,809,404 shares of our common stock for $10.5 million. After deducting offering expenses, net proceeds from the December 2017 Offering excluding the proceeds, if any, from the exercise of the warrants, was approximately $9.3 million.

May 2018 Registered Direct Offering and Private Placement

On May 31, 2018, we completed the May 2018 Registered Direct Offering and the May 2018 Private Placement pursuant to which we sold 2,038,224 shares of our common stock and common warrants to purchase up to an aggregate of 1,528,668 shares of our common stock for approximately $6.0 million. After deducting offering expenses, net proceeds from the May 2018 Registered Direct Offering and the May 2018 Private Placement was approximately $5.3 million.

July 2018 Registered Direct Offering and Private Placement

On July 5, 2018, we completed the July 2018 Registered Direct Offering and the July 2018 Private Placement pursuant to which we sold 1,474,080 shares of our common stock and common warrants to purchase up to an aggregate of 958,152 shares of our common stock for approximately $4.0 million. After deducting offering expenses, net proceeds from the July 2018 Registered Direct Offering and the July 2018 Private Placement was approximately $3.6 million.

December 2018 Private Placement

On December 11, 2018, we completed the December 2018 Private Placement pursuant to which we sold 443,350 shares of our common stock for approximately $0.9 million. After deducting offering expenses, net proceeds from the December 2018 Private Placement was approximately $0.8 million.

Also, see Risks Related to Our Financial Position and Need for Additional Capital included within Part I, Item 1A, “Risk Factors” of this Form 10-K.

Cash Flows

The following table summarizes our cash flow activity:

	Year Ended December 31,		2018 vs 2017 Change
($ in thousands)	2018	2017	$	%
Net cash flows provided by (used in):
Operating activities	$(12,717)	$(17,037)	$4,320	(25.4)%
Investing activities	$(164)	$(433)	$269	(62.1)%
Financing activities	$9,894	$17,372	$(7,478)	(43.0)%
Operating Activities.  Cash used in operating activities during the year ended December 31, 2018 was approximately $12.7 million, a decrease of approximately $4.3 million over the year ended December 31, 2017. This decrease was due primarily to the reduction in net loss for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Investing Activities.  Cash used in investing activities during the year ended December 31, 2018, decreased by approximately $0.3 million over the year ended December 31, 2017. The amount in both periods related primarily to the purchases of equipment and leasehold improvements.

Financing Activities.  Cash provided by financing activities during the year ended December 31, 2018 was approximately $9.9 million, a decrease of approximately $7.5 million as compared to the year ended December 31, 2017. The decrease was due primarily to net proceeds from the three offerings in 2018, raising approximately $9.8 million, as compared to the 2017 Series A Preferred Stock Offering and the December 2017 Offering raising approximately $17.4 million. See additional information regarding the offerings in Note 8, Equity.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2018 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
($ in thousands)	Total	2019	2020	2021	2022	2023	2024 and thereafter
Operating lease obligations (1)	$6,197	$1,416	$1,471	$1,471	$1,471	$368	$—
Debt obligations (2)	21,968	—	—	21,968	—	—	—
Total (3)	$28,165	$1,416	$1,471	$23,439	$1,471	$368	$—

(1)	Operating lease obligations are stated based on the amended lease agreement for our office, warehouse and laboratory facility executed in February 2012.

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

2016 Private Placement

In September 2016, we issued an aggregate of approximately $18.1 million in principal of Notes and accompanying Private Placement Warrants to purchase an aggregate of 1,205,840 shares of common stock in a private placement to the Investors, including certain related parties (including Intrexon) which were issued an aggregate of approximately $6.8 million in principal of Notes and accompanying Private Placement Warrants to purchase an aggregate of 450,835 shares of our common stock.

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

All unpaid principal of each Investor’s Note is convertible, at any time and from time to time, at the option of such Investor into shares of common stock at the conversion price, ($17.04375 to $18.39375) and accrued interest is convertible at the greater of (x) the conversion price or (y) the last closing bid price of a share of common stock as reported on the Nasdaq Capital Market at the time of such Investor’s execution of the Purchase Agreement, plus $0.12625.

The Notes have a maturity date of the earlier of (i) September 7, 2026 and (ii) one-hundred and eighty (180) days after the date on which our product candidate, FCX-007, is approved by the FDA for the treatment of RDEB (the Maturity Date). Each individual Note holder has the right to require us to repay all or any portion of the unpaid principal and accrued and unpaid interest from time to time on or after September 7, 2021 (the Put Right). Such Put Right must be exercised by such Note holder by delivering written notice to us no later than one-hundred and eighty (180) days prior to such exercise date of such Put Right. In addition, upon consummation of a specified change of control transaction or the occurrence of certain events of default, as defined in the Notes, each Note holder may elect to accelerate the repayment of all unpaid principal and accrued interest under such holder’s Note. If an Investor does not elect to have us prepay its Note upon such change of control transaction, then we may prepay the Notes, in an amount equal to one hundred one percent (101%) of the outstanding principal due under the Notes (together with accrued and unpaid interest due thereon) (the Prepayment Right). Additionally, upon the occurrence of certain events of default, as defined in the Notes, each Investor may elect to accelerate the repayment of all unpaid principal and accrued interest under each Note and the Notes provide for automatic redemption upon the occurrence of certain bankruptcy related events of default, as defined in the Notes.
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

For the years ended December 31, 2018 and 2017, we incurred expenses of approximately $0.5 million and $5.2 million, respectively, for goods and services received from Intrexon.  These December 31, 2018 and December 31, 2017 amounts do not include approximately $0.5 million in costs we estimated to settle a dispute with one of Intrexon’s vendors in 2017, and for which there was a corresponding reduction in 2018. As of December 31, 2018 and 2017, we had outstanding payables with Intrexon of $0.1 million and $2.3 million, respectively.

For additional details, see information within Part I, Item 1—Business, under the heading “Intrexon Collaborations” and Note 12, Related Party Transactions, to the Consolidated Financial Statements, included in Part IV of this Form 10-K.

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part IV of this Form 10-K for discussion on recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.
Item 8. Financial Statements and Supplementary Data

The information required by Item 8 including the financial statements and notes thereto, and report of the independent registered public accounting firm thereon, are included in this Form 10-K as set forth in the “Index to Consolidated Financial Statements” on page F1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer), concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework in COSO 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Based upon the aggregate market value of our common stock held by non-affiliates as of the end of the second quarter of 2018, we are a non-accelerated filer and exempt from this requirement for the 2018 fiscal year. As a result, internal control over financial reporting was not subject to the attestation by our independent registered public accounting firm, given that we are a non-accelerated filer and are exempt from this requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

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
Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.
 Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.
Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

Part IV
Item 15. Exhibits and Financial Statement Schedule

(a)    (1)  Consolidated Financial Statements.
The Consolidated Financial Statements are filed as part of this report. See the Index to the Consolidated Financial Statements on page F1.
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
3.3
Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended, filed July 19, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 22, 2013)

3.4
Certificate of Amendment of the Restated Certificate of Incorporation filed July 12, 2016 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 4, 2016)

3.5
Certificate of Amendment of the Restated Certificate of Incorporation of Fibrocell Science, Inc., as amended, dated March 10, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 10, 2017)

3.6
Certificate of Amendment of the Restated Certificate of Incorporation of Fibrocell Science, Inc., as amended, dated May 24, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on May 24, 2018)

3.7
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock) incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 8, 2017)

3.8	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015)
3.9	Amendment to Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 23, 2009)
4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed September 8, 2016)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed September 8, 2016)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on March 8, 2017)

4.5		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed December 11, 2017)
4.6		Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed December 11, 2017)
4.7		Form of Underwriter’s Common Stock Purchase Warrant issued in December 2017 offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed December 11, 2017)
4.8		Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed May 31, 2018)
4.9		Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed May 31, 2018)
4.10		Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed July 5, 2018)
4.11		Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed July 5, 2018)
10.1		Lease Agreement between Isolagen, Inc. and The Hankin Group dated April 7, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed April 12, 2005)
10.2
Amendment to Lease Agreement between Fibrocell Science, Inc. and The Hankin Group dated February 17, 2012 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed March 30, 2012)

10.3		Registration Rights Agreement dated October 5, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed October 9, 2012)
10.4		Stock Issuance Agreement dated October 5, 2012 between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed October 9, 2012)
10.5
Exclusive Channel Collaboration Agreement between Intrexon Corporation and Fibrocell Science, Inc. (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed April 1, 2013)

10.6
First Amendment to Exclusive Channel Collaboration Agreement between the Company and Intrexon Corporation dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 1, 2013)

10.7		Supplemental Stock Issuance Agreement between the Company and Intrexon Corporation dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed July 1, 2013)
10.8
Second Amendment to Exclusive Channel Collaboration Agreement between the Company and Intrexon Corporation dated January 10, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 13, 2014)

10.9
Supplemental Stock Issuance Agreement between the Company and Intrexon Corporation dated January 10, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed January 13, 2014)

10.10
Letter Agreement to Exclusive Channel Collaboration Agreement, as amended, between Fibrocell Science, Inc. and Intrexon Corporation dated September 29, 2015 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 5, 2015)

10.11	t
Exclusive Channel Collaboration Agreement, dated December 31, 2015, between Fibrocell Science, Inc. and Intrexon Corporation (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed January 4, 2016)

10.12	U	Fibrocell Science, Inc. 2009 Equity Incentive Plan, as amended and restated as of March 11, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 20, 2014)
10.13
Form of Nonqualified Stock Option Agreement for Employee Grants under Fibrocell Science, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)

10.14
Form of Nonqualified Stock Option Agreement for Director Grants under Fibrocell Science, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)

10.15
Form of Incentive Stock Option Agreement for Employee Grants under Fibrocell Science, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)

10.16	U	Employment Agreement between the Company and John Maslowski dated September 14, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 16, 2015)

10.17	U	Offer Letter by and between the Company and John M. Maslowski dated December 18, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed December 19, 2016)
10.18
Agreement for the Purchase and Sale of Convertible Debt and Common Stock Warrants dated August 9, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 3, 2016)

10.19		Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 8, 2016)
10.20
Controlled Equity Offering Sales Agreement by and between the Company and Cantor Fitzgerald & Co. dated January 21, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed January 21, 2016)

10.21
Form of Securities Purchase Agreement by and between the Company and other signatories thereto dated March 7, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 8, 2017

10.22		Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 31, 2018)
10.23		Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 5, 2018)
10.24
Common Stock Issuance Agreement, dated December 7, 2018, by and among the Company, EB Research Partnership, Inc. and Epidermolysis Medical Research Foundation (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3, filed on January 18, 2019)

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

Date: March 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John M. Maslowski	President and Chief Executive Officer	March 27, 2019
John M. Maslowski	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Douglas J. Swirsky	Chairman of the Board	March 27, 2019
Douglas J. Swirsky

/s/ Kelvin Moore	Director	March 27, 2019
Kelvin Moore

/s/ Marc Mazur	Director	March 27, 2019
Marc Mazur

/s/ Julian Kirk	Director	March 27, 2019
Julian Kirk

/s/ Marcus Smith	Director	March 27, 2019
Marcus Smith

/s/ Christine St.Clare	Director	March 27, 2019
Christine St.Clare

Fibrocell Science, Inc.

F 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fibrocell Science, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fibrocell Science, Inc. and its subsidiaries (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 27, 2019

We have served as the Company's auditor since 2015.

F 2

Fibrocell Science, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$14,430	$17,417
Prepaid expenses and other current assets	105	485
Total current assets	14,535	17,902
Property and equipment, net of accumulated depreciation of $2,311 and $1,919, respectively	1,222	1,470
Other assets	1	39
Total assets	$15,758	$19,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$452	$862
Related party payable	100	2,303
Accrued expenses	1,470	1,260
Deferred rent, current	150	—
Total current liabilities	2,172	4,425
Convertible promissory notes, net of debt discount of $18,003 and $18,003, respectively (see Note 6)	—	—
Accrued interest payable	1,738	967
Warrant liability	152	1,073
Derivative liability	1,474	3,136
Deferred rent	665	803
Total liabilities	6,201	10,404

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 8,000 shares issued and outstanding as of December 31, 2018; 5,000,000 shares authorized, 8,000 shares issued and outstanding as of December 31, 2017; aggregate liquidation preference of $8,600 at December 31, 2018 and $8,264 at December 31, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 9,758,332 shares issued and outstanding as of December 31, 2018; 150,000,000 shares authorized, 5,189,755 shares issued and outstanding as of December 31, 2017	10	5
Additional paid-in capital	198,627	187,805
Accumulated deficit	(189,080)	(178,803)
Total stockholders’ equity	9,557	9,007
Total liabilities and stockholders’ equity	$15,758	$19,411

The accompanying notes are an integral part of these consolidated financial statements.

F 3

Fibrocell Science, Inc.
Consolidated Statements of Operations
($ in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenues:
Total revenues	$—	$—

Operating expenses:
Research and development expenses	6,018	6,512
Research and development expenses - related party	(34)	5,720
Selling, general and administrative expenses	6,405	6,749
Total operating expenses	12,389	18,981
Loss from operations	(12,389)	(18,981)

Other income (expense):
Warrant revaluation income	921	4,920
Derivative revaluation income (expense)	1,662	(1,407)
Interest expense	(771)	(828)
Other income, net	300	56
Loss before income taxes	(10,277)	(16,240)
Income taxes	—	—
Net loss	$(10,277)	$(16,240)
Dividend paid in-kind to preferred stockholders	(336)	(264)
Deemed dividend on preferred stock (see Note 8)	(513)	(4,099)
Net loss attributable to common stockholders	$(11,126)	$(20,603)

Per Share Information:
Net loss
— Basic	$(1.45)	$(6.66)
— Diluted	$(1.45)	$(6.67)

Weighted average number of common shares outstanding
— Basic	7,693,191	3,092,543
— Diluted	7,693,191	3,093,727

The accompanying notes are an integral part of these consolidated financial statements.

F 4

Fibrocell Science, Inc.
Consolidated Statements of Stockholders’ Equity
($ in thousands, except share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	—	$—	2,939,329	$15	$170,409	$(162,563)	$7,861
Effect of the March 2017 and May 2018 reverse stock splits on common stock and additional paid in capital, beginning balance	—	—	—	(12)	12	—	—
Issuance of Series A convertible preferred stock with detachable warrants net of issuance costs of $377	8,000	—	—	—	7,623	—	7,623
Stock-based compensation expense	—	—	—	—	322	—	322
Exercise of liability-classified warrants	—	—	1,389	—	41	—	41
Conversion of promissory notes	—	—	4,984	—	95	—	95
Issuance of common stock with detachable warrants net of issuance costs $1,175	—	—	2,244,053	2	9,303	—	9,305
Net loss	—	—	—	—	—	(16,240)	(16,240)
Balance, December 31, 2017	8,000	$—	5,189,755	$5	$187,805	$(178,803)	$9,007
Conversion of pre-funded units	—	—	483,221	1	23	—	24
Stock-based compensation expense	—	—	—	—	526	—	526
May 2018 Registered Direct Offering, net of offering costs $676	—	—	2,038,224	2	5,322	—	5,324
July 2018 Registered Direct Offering, net of offering costs $494	—	—	1,474,080	1	3,590	—	3,591
December 2018 Private Placement, net of offering costs $37	—	—	443,350	1	862	—	863
Common warrants exercised	—	—	129,702	—	499	—	499
Net loss	—	—	—	—	—	(10,277)	(10,277)
Balance, December 31, 2018	8,000	$—	9,758,332	$10	$198,627	$(189,080)	$9,557

The accompanying notes are an integral part of these consolidated financial statements.

F 5

Fibrocell Science, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,277)	$(16,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	526	322
Warrant liability revaluation income	(921)	(4,920)
Derivative liability revaluation expense (income)	(1,662)	1,407
Loss on disposal or impairment of property and equipment	—	40
Depreciation and amortization	392	384
Amortization of discount on convertible debt converted to common shares	—	86
Decrease (increase) in operating assets:
Prepaid expenses and other current assets	380	28
Other assets	38	26
Increase (decrease) in operating liabilities:
Accounts payable	(24)	69
Related party payable	(2,203)	1,361
Accrued expenses and deferred rent	263	(342)
Accrued interest payable	771	742
Net cash used in operating activities	(12,717)	(17,037)
Cash flows from investing activities:
Purchase of property and equipment	(164)	(433)
Net cash used in investing activities	(164)	(433)
Cash flows from financing activities:
Proceeds from private placement	900	7,623
Proceeds from common stock offerings, (net of offering costs of $1,170)	8,915	9,749
Proceeds from exercise of common warrants	499	—
Proceeds from exercise of pre-funded warrants	24	—
Payment of deferred offering costs	(444)	—
Net cash provided by financing activities	9,894	17,372
Net decrease in cash and cash equivalents	(2,987)	(98)
Cash and cash equivalents, beginning of period	17,417	17,515
Cash and cash equivalents, end of period	$14,430	$17,417

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$9	$29
Offering costs in accounts payable and accrued expenses	$37	$444
Reduction of warrant liability upon cashless exercise of warrants	$—	$41
Reduction of accrued interest payable upon cashless exercise of promissory notes	$—	$3
Reduction in derivative liability upon cashless exercise of promissory notes	$—	$6
Cashless exercise of promissory notes	$—	$85
Dividend paid in-kind to preferred stockholders	$336	$264
Deemed dividend on preferred stock	$513	$4,099

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

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. For the year ended December 31, 2018, the Company incurred a net loss of approximately $10.3 million, had an accumulated deficit of $189.1 million and used approximately $12.7 million in cash for operations. As of December 31, 2018, the Company had cash and cash equivalents of approximately $14.4 million and working capital of approximately $12.4 million. The Company believes that its cash and cash equivalents at December 31, 2018, will be sufficient to fund operations into the fourth quarter of 2019. The Company will require additional capital to fund operations beyond that point. To meet its capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

On January 23, 2018, the Company received notice (the Notice) from the Nasdaq Capital Market (Nasdaq) that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. On May 24, 2018, the Company implemented a one-for-five reverse split of its issued and outstanding shares of the Company’s common stock (the 2018 Reverse Stock Split), as authorized at the annual meeting of stockholders on May 23, 2018. The 2018 Reverse Stock Split became effective on May 24, 2018 at 5:00 pm and the Company’s common stock began trading on Nasdaq on a post-split basis at the open of business on May 25, 2018. As a result of the 2018 Reverse Stock Split, every five shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the 2018 Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the 2018 Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The 2018 Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on Nasdaq. On June 11, 2018, the Company received written notice from Nasdaq notifying the Company that the closing bid price for the Company's common stock had been at $1.00 per share or greater for a minimum of ten consecutive business days and accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2). All share and per share amounts of common stock, options and warrants in the accompanying financial statements and related footnotes, have been restated for all periods to give retroactive effect to the 2018 Reverse Stock Split. Accordingly, the Condensed Consolidated Statement of Stockholders’ Equity reflects the impact of the 2018 Reverse Stock Split by reclassifying from “Common Stock” to “Additional paid in capital” an amount equal to the par value of the decreased shares resulting from the 2018 Reverse Stock Split.

F 7

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 1. Business and Organization (continued)

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist the Company’s common stock if its stockholders’ equity falls below $2.5 million. As of December 31, 2018, the Company’s stockholders’ equity was $9.6 million. If the Company’s stockholders equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, the Company will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if the Company is unable to demonstrate to Nasdaq’s satisfaction that it will be able to sustain compliance with this requirement, Nasdaq may delist the Company’s common stock. In addition, even if the Company regains technical compliance with the stockholders’ equity requirement, the Company will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market, including the requirement that our common stock continues to trade above $1.00.

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

Reclassifications

On May 24, 2018, the Company implemented the 2018 Reverse Stock Split, as authorized at the annual meeting of stockholders on May 23, 2018. The 2018 Reverse Stock Split became effective on May 24, 2018 at 5:00 pm and the Company’s common stock began trading on Nasdaq on a post-split basis at the open of business on May 25, 2018. As of a result of the 2018 Reverse Stock Split, every five shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the 2018 Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the 2018 Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The 2018 Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on Nasdaq. By letter dated June 11, 2018, The Nasdaq Capital Market Listing Qualification Department, confirmed that the Company’s common stock was in compliance with listing requirements.
On March 10, 2017, the Company implemented a one-for-three reverse split of its issued and outstanding shares of common stock (the 2017 Reverse Stock Split and together with the 2018 Reverse Stock Split, the Reverse Stock Splits), as authorized at a special meeting of stockholders on March 1, 2017. The 2017 Reverse Stock Split became effective on March 10, 2017 at 5:00 pm and the Company’s common stock began trading on Nasdaq on a post-split basis at the open of business on March 13, 2017. As a result of the 2017 Reverse Stock Split, every three shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the 2017 Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the 2017 Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The 2017 Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on Nasdaq. By letter dated March 27, 2017, The Nasdaq Capital Market Listing Qualification Department, confirmed that the Company’s common stock was in compliance with listing requirements.
All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the Reverse Stock Splits. Accordingly, the Consolidated Statement of Stockholders’ Equity reflects the impact of the Reverse Stock Splits by reclassifying from “Common Stock” to “Additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the Reverse Stock Splits.
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

F 9

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 3. Summary of Significant Accounting Policies (continued)

Segment Information

The Company has determined that it operates in only one segment, as it only reports operational results on an aggregate basis to its chief operating decision maker, the Company’s President and Chief Executive Officer. Additionally, all of the Company’s research and development activities occur in, and assets are located in, the United States.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are limited to the Company’s cash and cash equivalents. As of December 31, 2018, the Company maintains its operating cash with one major U.S. domestic bank and the remainder of its cash and cash equivalents as a money market fund with one major global bank.  Federal insurance coverage on operating cash amounted to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may exceed federally insured limits.  The terms of these deposits are on demand to minimize risk.  The Company has not incurred losses related to these deposits.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (i.e. impaired). Once an impairment is determined, the actual impairment recognized would be the difference between the carrying amount and the fair value (less any costs for disposal). The Company uses the following approaches to determine fair value: income, cost and/or market. Fair value using the income approach is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value utilizing the cost approach is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.

F 10

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 3. Summary of Significant Accounting Policies (continued)

Warrant Liability

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480), depending on the specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging (ASC 815) if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. The Company will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. Warrants that the Company may be required to redeem through payment of cash or other assets outside its control are classified as liabilities pursuant to ASC 480 and are initially and subsequently measured at their estimated fair values. For additional discussion on warrants, see Note 7.

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

Embedded Derivatives. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. Embedded derivatives are initially and subsequently measured at fair value. See Note 6 for additional discussion on the embedded derivatives associated with the Company’s convertible notes.

Beneficial Conversion Feature. If the amount allocated to the convertible debt results in an effective per share conversion price less than the fair value of the Company’s common stock on the commitment date, the intrinsic value of this beneficial conversion feature is recorded as a discount to the convertible debt with a corresponding increase to additional paid in capital. The beneficial conversion feature discount is equal to the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date, unless limited by the remaining proceeds allocated to the debt. See Note 6 for additional discussion on the beneficial conversion feature associated with the Company’s convertible notes.

Debt Issuance Costs. The Company follows the guidance under Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) for accounting for debt issuance costs. The Company allocates debt issuance costs between the debt and the warrants on the same basis as proceeds were allocated. The Company expenses issuance costs allocated to the warrants and presents the issuance costs allocated to the debt as a direct reduction from the carrying amount of the debt liability in the balance sheet. However, if debt issuance costs exceed the carrying amount of the debt, issuance costs are recorded to additional paid-in capital as a reduction of the beneficial conversion feature. As of December 31, 2018, the Company’s debt issuance costs are presented in additional paid-in capital as a reduction of the beneficial conversion feature and are being amortized to interest expense (despite their classification in additional paid-in capital) using the effective interest rate method over the expected term of the debt pursuant to ASC 835.

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

Stock-Based Compensation

The Company follows ASC 718, Compensation – Stock Compensation (ASC 718), or ASC 505-50, Equity – Equity Based Payments to Non-Employees, where applicable. The Company accounts for stock-based awards to employees using the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. In addition, the Company accounts for stock-based compensation to non-employees in accordance with the accounting guidance for equity instruments that are issued to entities or persons other than employees. The Company uses a Black-Scholes option-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes option pricing model requires inputs for risk-free interest rate, dividend yield, expected stock price volatility and expected term of the options. The value of the award vests based on the achievement of the requisite service period. The expense is recognized on a straight line basis. See Note 10 for additional details.

The Company considered the guidance in ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. In connection with the adoption of this ASU, the Company made an accounting policy election to account for forfeitures as they occur.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the Consolidated Statements of Operations.  No such charges have been incurred by the Company.  For each of the years ended December 31, 2018 and 2017, the Company had no uncertain tax positions.  See Note 11 for additional details.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) and rules are issued by the Securities and Exchange Commission (SEC) that we adopt as of the specified date. Unless otherwise noted, management does not believe that any other recently issued accounting pronouncements issued by the FASB or guidance issued by the SEC had, or is expected to have, a material impact on the Company’s present or future consolidated financial statements.
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
The Company adopted the new standard effective January 1, 2019 and will not restate comparative periods. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance.  The Company will elect the package of practical expedients permitted under the transition guidance and as such, the adoption of Topic 842 will not change the classification of any of its leases.  The Company will elect to combine lease and non-lease components, elect not to record leases with an initial term of 12 months or less on the balance sheet and will recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.  While the Company is currently assessing the full impact this ASU will have on its Consolidated Financial Statements, management believes the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under the current non-cancellable operating lease, as amended, for its Exton, PA facility. The impact may result in the recording of right of use assets and lease obligations. The Company does not anticipate any other material impacts to its Consolidated Financial Statements.

F 13

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	December 31,
($ in thousands)	2018	2017
Laboratory equipment	$1,562	$1,514
Computer equipment and software	319	318
Furniture and fixtures	44	44
Leasehold improvements	1,449	1,412
Construction-in-process	159	101
Total property and equipment, gross	3,533	3,389
Less: Accumulated depreciation	(2,311)	(1,919)
Total property and equipment, net	$1,222	$1,470
Depreciation expense was approximately $0.4 million for each of the years ended December 31, 2018 and 2017.
Note 5. Accrued Expenses

Accrued expenses consisted of the following as of:

	December 31,
($ in thousands)	2018	2017
Accrued professional fees	$281	$322
Accrued compensation	449	462
Accrued clinical trial expenses	525	342
Accrued other	215	134
Total accrued expenses	$1,470	$1,260

F 14

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 6. Convertible Notes

2016 Private Placement

In September 2016, the Company issued an aggregate of $18,087,500 in principal of convertible promissory notes (each, a Note and collectively, the Notes) and accompanying warrants to purchase an aggregate of 1,205,840 shares of common stock (each a Warrant and collectively, the Warrants) in a private placement (the 2016 Private Placement) to institutional and accredited investors (each an Investor and collectively, the Investors).

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company repay any such accrued and unpaid interest by delivering such number of shares of common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of the Company’s common stock as reported on Nasdaq on the date of such election and (ii) the Conversion Price (as defined below). As of December 31, 2018, the Company has elected to accrue interest.

All unpaid principal of each Investor’s Note is convertible, at any time and from time to time, at the option of such Investor into shares of common stock at a range of $17.04375 to $18.39375 (the “conversion price”), and any unpaid interest at the greater of (x) the conversion price and (y) the last closing bid price of a share of common stock as reported on Nasdaq at the time of such Investor’s execution of the Agreement for the Purchase and Sale of Convertible Debt and Common Stock Warrants plus $0.12625.

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

F 15

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 6. Convertible Notes (continued)

Convertible promissory notes outstanding were as follows:

($ in thousands)	December 31,
	2018	2017
Convertible promissory notes	$18,003	$18,003
Debt discount - warrants	(9,598)	(9,598)
Debt discount - compound bifurcated derivatives	(1,267)	(1,267)
Debt discount - beneficial conversion feature	(7,138)	(7,138)
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes. Amortization of the debt discounts included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2018 and December 31, 2017 was approximately $0 and $0.1 million. Based on an effective yield of approximately 1157% resulting from the Notes being initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021. The amortization of debt discount recorded in the year ended December 31, 2017 was related to the conversion of notes into shares.

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

Changes to the key assumptions or to the scenarios used in the valuation model, including the probability of key events, such as a change of control transaction, and the credit spread could have a material impact to the overall valuation of the compound bifurcated derivative liability. A 5% change to the probability of a change of control event occurring in 2019 and 2020 would impact the derivative fair value by approximately $0.3 million and $0.1 million, respectively. A 5% change in the estimated credit spread would impact the derivative fair value by approximately $0.1 million. The sensitivity examples provided are included for illustrative purposes only and do not reflect the changes in these assumptions used by the Company. Changes in excess of those illustrated may occur in any period.

F 16

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 6. Convertible Notes (continued)

The estimated fair value of the compound bifurcated derivative is determined using Level 2 and Level 3 inputs. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	December 31, 2018	December 31, 2017
Calculated aggregate value	$1,474	$3,136
Closing price per share of common stock	$1.50	$3.20
Contractual remaining term	7 years, 8 months	8 years, 8 months
Contractual interest rate	4.0%	4.0%
Volume-weighted average conversion rate	$17.04667	$17.04667
Risk-free interest rate (term structure)	2.44% - 2.69%	1.28% - 2.40%
Dividend yield	—	—
Credit Rating	CC	CC
Credit Spread	31.77%	36.98%
Volatility	87.5%	99.0%

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation expense in the Company’s Consolidated Statement of Operations.  The change in estimated fair value of the Company’s derivative liability for the years ended December 31, 2018 and December 31, 2017, resulted in non-cash income (expense) of approximately $1.7 million and $(1.4) million respectively.

F 17

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 7. Warrants

The Company accounts for common stock warrants as equity instruments, derivative liabilities, or liabilities, depending on the specific terms of the warrant agreement. See Note 3 for further details on accounting policies related to the Company’s stock warrants.

In connection with various financing transactions, the Company has issued warrants to purchase the Company’s common stock. In July 2018, in connection with a private placement (the July 2018 Private Placement), the Company issued unregistered warrants to purchase 958,152 shares of its common stock. Each common stock purchase warrant has an exercise price of $2.70 per share, was exercisable upon the date of issuance and expires five and one-half years from the date of the issuance. In addition, the Company also issued unregistered warrants to purchase up to an aggregate of 103,186 shares of its common stock to the designees of H.C. Wainwright & Co., LLC (HCW), as partial compensation for placement agent services by HCW in connection with the Company’s registered direct public offering in July 2018 (the July 2018 Registered Direct Public Offering), and the July 2018 Private Placement. Such unregistered warrants have an initial exercise price of $3.464 per share are immediately exercisable and expire on July 3, 2023.

In May 2018, in connection with a private placement (the May 2018 Private Placement), the Company issued unregistered warrants to purchase 1,528,668 shares of its common stock. Each common stock purchase warrant has an exercise price of $2.86 per share, was exercisable upon the date of the issuance and expires five and one-half years from the date of the issuance. The Company also issued unregistered warrants to purchase up to an aggregate of 142,676 shares of its common stock to the designees of HCW, as partial compensation for placement agent services by HCW in connection with the Company’s registered direct public offering in May 2018 (the May 2018 Registered Direct Public Offering), and the May 2018 Private Placement. Such unregistered warrants have an initial exercise price of $3.679 per share are immediately exercisable and expire on May 30, 2023.

In July 2018, the Company filed a registration statement on Form S-1 (the Resale Registration Statement) registering the resale of shares of the Company’s common stock underlying warrants issued in the May 2018 Private Placement and the July 2018 Private Placement. The Resale Registration Statement was declared effective by the SEC on August 8, 2018.

In December 2017, the Company issued (i) pre-funded warrants to purchase an aggregate of 1,184,422 shares of the Company’s common stock and (ii) common stock purchase warrants to purchase up to an aggregate of 2,809,404 shares of the Company’s common stock including warrants to purchase up to 82,118 shares, issued pursuant to the partial exercise of the underwriters option to purchase additional common stock purchase warrants. Each pre-funded warrant was sold together with a common stock purchase warrant to purchase one share of the Company’s common stock at a combined effective price of $3.85 per share and accompanying warrant. Each common stock purchase warrant has an exercise price of $3.85 per share, was exercisable upon the date of issuance and expires five years from the date of issuance. As additional compensation, the Company issued warrants to the underwriter to purchase 87,274 shares of the Company’s common stock. Each such warrant has an exercise price of $4.8125 per share, and was exercisable as of the date of the underwriting agreement, and will expire five years after the date of the underwriting agreement, all as more fully described in Note 8.

In March 2017, the Company issued warrants to purchase 687,468 shares of its common stock in connection with the Company’s public offering of convertible preferred stock and warrants (each a Series A Warrant and collectively, the Series A Warrants), more fully described in Note 8. Each warrant has an exercise price of $12.69, was exercisable six months after the date of issuance and will expire five years from the date of issuance.

In September 2016, the Company issued warrants to purchase 1,205,840 shares of its common stock for an exercise price of $22.50 per share to investors in connection with a private placement of convertible debt securities as more fully discussed in Note 6. The warrants are exercisable at any time beginning six months after issuance through five years after issuance. The Company classified these warrants as liabilities based on the guidance in ASC 480, as the warrants contain a provision that could result in the Company’s redemption of the warrants outside its control for cash equal to the value of the warrants calculated using a Black-Scholes option pricing model.

F 18

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 7. Warrants (continued)

The following table summarizes the Company’s outstanding warrants to purchase common stock as of:

	Number of Warrants
	December 31, 2018	December 31, 2017	Exercise Price	Expiration Dates
Liability-classified Warrants
Issued with June 2012 Convertible Notes	—	75,040	$37.50	Jun 2018
Issued in Series E Preferred Stock offering	—	104,676	$112.50	Dec 2018
Issued with September 2016 Convertible Notes	1,205,840	1,205,840	$22.50	Sept 2021
	1,205,840	1,385,556
Equity-classified Warrants

Issued in 2017 Series A Preferred Stock Offering	687,468	687,468	$12.69	Mar 2022
Issued in 2017 Common Stock Offering - common warrants	2,679,702	2,809,404	$3.85	Dec 2022
Issued in 2017 Common Stock Offering - underwriter warrants	87,274	87,274	$4.8125	Dec 2022
Issued in 2017 Common Stock Offering - pre-funded warrants	—	483,221	$0.05	No expiration
Issued in May 2018 Private Placement - common warrants	1,528,668	—	$2.86	Nov 2023
Issued in May 2018 Registered Direct Offering - underwriter warrants	142,676	—	$3.679	May 2023
Issued in July 2018 Private Placement - common warrants	958,152	—	$2.70	Jan 2024
Issued in July 2018 Registered Direct Offering - underwriter warrants	103,186	—	$3.464	Jul 2023
	6,187,126	4,067,367

Total outstanding warrants	7,392,966	5,452,923

The table below is a summary of the Company’s warrant activity for the year ended December 31, 2018.

	Number of warrants
	Liability-classified	Equity-classified	Total	Weighted-average exercise price
Outstanding at December 31, 2017	1,385,556	4,067,367	5,452,923	$11.32
Granted	—	2,732,682	2,732,682	2.87
Exercised	—	(612,923)	(612,923)	0.85
Expired	(179,716)	—	(179,716)	81.18
Outstanding at December 31, 2018	1,205,840	6,187,126	7,392,966	$7.36

Accounting for Liability-classified Warrants

The foregoing warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in warrant revaluation income in the Company’s Consolidated Statement of Operations in each subsequent period.  The change in estimated fair value of the Company’s warrant liability for the years ended December 31, 2018 and 2017 resulted in non-cash income of $0.9 million and $4.9 million, respectively. Additionally, the warrants are classified as either current or non-current on the Company’s Consolidated Balance Sheet based on their contractual expiration date. The Company utilizes the Monte Carlo simulation valuation method to value its liability-classified warrants.

F 19

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 7. Warrants (continued)

Assumptions Used in Determining Fair Value of Warrants

The estimated fair value of warrants is determined using Level 2 and Level 3 inputs which is further discussed in Note 9. Inherent in the Monte Carlo simulation valuation method are the following assumptions:

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

The following table summarizes the calculated aggregate fair values, along with the assumptions utilized in each calculation:

($ in thousands, except per share data)	December 31, 2018	December 31, 2017
Calculated aggregate value	$152	$1,073
Weighted average exercise price per share	$22.50	$30.10
Closing price per share of common stock	$1.50	$3.20
Volatility	94.1%	92.2%
Weighted average remaining expected life	2 years, 8 months	3 years, 4 months
Risk-free interest rate	2.45%	2.00%
Dividend yield	—	—
Note 8. Equity

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

Series A Convertible Preferred Stock

In March 2017, the Company’s Board of Directors (the Board) authorized the issuance of 8,000 shares of preferred stock designated as Series A Convertible Preferred Stock (the Series A Preferred Stock). The rights, preferences and privileges

F 20

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 8. Equity (continued)

of the Series A Preferred Stock is set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated March 7, 2017 (Certificate of Designation).

On March 7, 2017, the Company entered into a securities purchase agreement with certain of its existing accredited investors pursuant to which the Company agreed to sell a total of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of the Company’s Series A Preferred Stock, with an initial stated value of $1,000 and is convertible into 85 shares of the Company’s common stock with a conversion price of $11.6355 and (ii) a warrant to purchase up to the number of shares of common stock equal to 100% of the conversion shares issuable on March 7, 2017 pursuant to the shares of Series A Preferred Stock purchased by each investor (collectively, the 2017 Series A Preferred Stock Offering). The 2017 Series A Preferred Stock Offering closed on March 8, 2017 and resulted in gross proceeds of $8.0 million, before deducting offering costs.

The proceeds from the 2017 Series A Preferred Stock Offering (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Preferred Stock issued was calculated as the sum of (i) the value of the Series A Preferred Stock as if it had been converted into common stock on the issuance date and (ii) the value of a perpetual annuity paying a 4% dividend rate in conversion shares for five years and 8% thereafter. In connection with the valuation, the following assumptions were used: risk free interest rate of 3.15%, credit spread of 31.27% and a market yield of 34.42%. The application of the relative fair value method resulted in an allocation of gross proceeds to the Series A Preferred Stock of approximately $1.3 million, net of discounts of $3.0 million attributed to the warrants (See Note 7) and $3.7 million from a beneficial conversion feature. The discount attributed to the beneficial conversion feature was immediately amortized as the Series A Preferred Stock has no stated redemption date and is convertible at the issuance date. For the years ended December 31, 2018 and 2017, the Company recognized approximately $0.5 million and $4.1 million, respectively, of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

The discount attributed to the warrants is being accreted using the effective interest method and charged as a deemed dividend to additional paid-capital (in the absence of retained earnings), over the five-year period of the Series A Preferred Stock in which the stated dividend rate is 4%. For the years ended December 31, 2018 and 2017, the Company recognized approximately $0.5 million and $0.3 million, respectively, in deemed dividends due to the accretion of the warrant discount.

The 2017 Series A Preferred Stock Offering securities purchase agreement contains customary representations, warranties, and agreements by the Company. The securities purchase agreement also contains customary prohibitions on certain Company payments, the incurrence of certain senior and pari passu debt, certain affiliate transactions and the incurrence of certain liens.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five-year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly and payable only by way by increasing the stated value of the Series A Preferred Stock in accordance with the terms of the Certificate of Designation. For the years ended December 31, 2018 and 2017, cumulative dividends paid in-kind to holders of the Series A Preferred Stock were approximately $0.3 million for both periods.

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

F 21

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 8. Equity (continued)

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

On May 24, 2018, the Company implemented the 2018 Reverse Stock Split, as authorized at the annual meeting of stockholders on May 23, 2018. The 2018 Reverse Stock Split became effective on May 24, 2018 at 5:00 pm and the Company’s common stock began trading on Nasdaq on a post-split basis at the open of business on May 25, 2018. As a result of the 2018 Reverse Stock Split, every five shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the 2018 Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the 2018 Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The 2018 Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. By letter dated. June 11, 2018, The Nasdaq Capital Market Listing Qualification Department, confirmed that the Company’s common stock was in compliance with listing requirements.

On March 10, 2017, the Company implemented the 2017 Reverse Stock Split, as authorized at a special meeting of stockholders on March 1, 2017. The 2017 Reverse Stock Split became effective on March 10, 2017 at 5:00 pm and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of business on March 13, 2017. As of a result of the 2017 Reverse Stock Split, every three shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the 2017 Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the 2017 Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The 2017 Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. By letter dated March 27, 2017, The Nasdaq Capital Market Listing Qualification Department, confirmed that the Company’s common stock was in compliance with listing requirements.

December 2018 Private Placement

On December 11, 2018, the Company completed the sale of 443,350 shares of its common stock (the December 2018 Private Placement), for approximately $0.9 million. After deducting offering expenses, net proceeds from the December 2018 Private Placement was approximately $0.8 million.

July 2018 Registered Direct Offering and Private Placement

On July 2, 2018, the Company entered into securities purchase agreements (July 2018 Purchase Agreements) with certain institutional and accredited investors for the sale by the Company of 1,474,080 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $2.69 per share (the July 2018 Registered Direct Offering). Concurrently with the July 2018 Registered Direct Offering, and pursuant to the July 2018 Purchase Agreements, the Company also sold unregistered warrants exercisable for an aggregate of 958,152 shares of the Company’s common stock, which represents 65% of the shares of the Company’s common stock sold in the July 2018 Registered Direct Offering, for a purchase price of $0.125 per warrant and with an exercise price of $2.70 per share. Subject to certain ownership limitations, the warrants were exercisable upon issuance. The warrants will expire on the 5.5 years anniversary of the date of issuance.
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

F 22

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 8. Equity (continued)

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

December 2017 Public Offering

On December 7, 2017, the Company entered into an underwriting agreement (the Underwriting Agreement) with HCW, relating to the sale of 1,542,832 shares of its common stock, pre-funded warrants to purchase an aggregate of 1,184,422 shares of common stock and common warrants to purchase up to an aggregate of 2,809,404 shares of common stock (the Offering). Each share of common stock or pre-funded warrant, as applicable, was sold together with a common warrant to purchase one share of common stock at a combined effective price to the public of $3.85 per share and accompanying common warrant. At December 31, 2018, all of the pre-funded warrants had been exercised and converted to shares of common stock.

Pursuant to the HCW Underwriting Agreement, the Company granted HCW a thirty day option, which option ended on January 6, 2018, to purchase up to 409,091 additional shares of the Company’s common stock at a purchase price of $3.80 per share and/or common warrants to purchase up to an aggregate of 409,091 shares of the Company’s common stock at a purchase price of $0.05 per common warrant with an exercise price of $3.85 per share, less the underwriting discounts and commissions. On December 8, 2017, HCW partially exercised this option by purchasing common warrants to purchase 82,118 shares of common stock. As additional compensation, the Company issued warrants to HCW to purchase 87,274 shares of common stock (the Underwriter Warrants). The Underwriter Warrants have an exercise price of $4.8125 per share, will be exercisable for five years from the date of the HCW Underwriting Agreement and may be exercised on a cashless basis in certain circumstances specified therein.

The Company and HCW completed the Offering on December 11, 2017, resulting in approximately $9.3 million of net proceeds to the Company after deducting the underwriter’s discounts and commissions and other estimated offering expenses payable by the Company.

The common warrants are exercisable immediately at an exercise price of $3.85 per share and will expire five years from the date of issuance. The pre-funded warrants are exercisable immediately at an exercise price of $0.05 per share and may be exercised until they are exercised in full. The Underwriter Warrants have an exercise price of $4.8125 per share and will expire five years from the date of the HCW Underwriting Agreement. The exercise price and number of shares of the Company’s common stock issuable upon exercise of the common warrants, pre-funded warrants and Underwriter Warrants will

F 23

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 8. Equity (continued)

be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the common warrants and pre-funded warrants.

In the event of certain transactions involving a sale of the Company, each holder of common warrants has the right, exercisable at its option, to require the Company to purchase such holder’s common warrants at a price determined using a Black-Scholes option pricing model as described in the common warrants. The shares of common stock or pre-funded warrants, as applicable, and the accompanying common warrants could only be purchased together in this Offering but were issued separately.

F 24

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during each of the years ended December 31, 2018 and 2017.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,290	$—	$—	$12,290
Total Assets	$12,290	$—	$—	$12,290
Liabilities:
Warrant liability	$—	$—	$152	$152
Derivative liability	—	—	1,474	1,474
Total Liabilities	$—	$—	$1,626	$1,626

	December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14,670	$—	$—	$14,670
Total Assets	$14,670	$—	$—	$14,670
Liabilities:
Warrant liability	$—	$—	$1,073	$1,073
Derivative liability	—	—	3,136	3,136
Total Liabilities	$—	$—	$4,209	$4,209

F 25

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 9. Fair Value Measurements (continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

($ in thousands)	Warrant Liability
Balance at December 31, 2016	$6,034
Exercise of warrants (1)	(41)
Change in fair value of warrant liability (2)	(4,920)
Balance at December 31, 2017	$1,073
Change in fair value of warrant liability (2)	(921)
Balance at December 31, 2018	$152

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

(2)
Includes the fair value as of the beginning of the year for warrants expiring during the year and has been recorded to warrant revaluation income in the Company’s Consolidated Statement of Operations for the respective year end.

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

($ in thousands)	Derivative Liability
Balance at December 31, 2016	$1,735
Derivative liability to equity upon note conversion (1)	(6)
Change in fair value of derivative liability	1,407
Balance at December 31, 2017	$3,136
Change in fair value of derivative liability	(1,662)
Balance at December 31, 2018	$1,474

(1)
Convertible notes from the September 2016 Private Placement, were converted to shares of common stock pursuant to the corresponding convertible note agreements. As a result of such conversions, the Company issued 24,911 shares of common stock. Consequently, these instruments were no longer classified as liabilities. These embedded derivatives were remeasured to their fair value as of the exercise date with the change in fair value recorded to the Company’s Consolidated Statement of Operations. The fair value related to the shares issued in connection with the converted notes was reclassified from a liability to additional paid-in capital in the Company’s Consolidated Balance Sheets.

F 26

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

Bifurcated Compound Derivative - Derivative Liability

The fair value of the derivative liability is based on Level 3 inputs. As discussed in Note 6, the Company uses a binomial lattice model to value the compound embedded derivative bifurcated from the Notes. The determination of fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables that do not have observable inputs or available market data to support the fair value. These variables include, but are not limited to, expected stock price volatility, changes in interest rates, assumptions regarding the adjusted conversion prices in the Notes, and early redemption or conversion of the Notes. The methods described above and in Note 6 may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in a different fair value measurement at the reporting date.

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes was approximately $12.5 million at December 31, 2018, and $11.2 million at December 31, 2017, compared to a carrying value of $0, as a result of unamortized debt discounts, for both periods.

F 27

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 10. Stock-Based Compensation

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

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units, and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years.  Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one-year anniversary date for non-employee director options. The Plan had 215,670 options available for grant as of December 31, 2018.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the years ended December 31, 2018 and 2017, the weighted average fair market value of options granted was $2.22 and $10.58, respectively.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the Company’s Consolidated Statements of Operations was approximately $0.5 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

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

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised in the future. The Company applied the simplified method of estimating the expected term of the options, described in the SEC’s Staff Accounting Bulletins 107 and 110. The expected term, calculated under the simplified method, is applied to groups of stock options that have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Dividend rate. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2018	2017
Expected life (1)	6 years	5 years, 11 months
Interest rate	2.6%	1.9%
Dividend yield	—	—
Volatility	88.0%	88.7%

(1)	The Company uses the simplified method for estimating the stock option term.

F 28

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 10. Stock-Based Compensation (continued)

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2018 and 2017:

($ in thousands, except share and per share data)	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	255,906	$75.84	7 years, 2 months	$—
Granted	59,000	14.41
Expired	(42,360)	106.73
Forfeited	(54,620)	47.51
Outstanding at December 31, 2017	217,926	$60.31	7 years, 3 months	$—
Granted	84,800	2.99
Expired	(3,825)	34.07
Forfeited	(12,189)	6.26
Outstanding at December 31, 2018 (1)	286,712	$46.01	7 years	$—
Exercisable at December 31, 2018	166,871	$73.25	5 years, 9 months	$—

(1)
Includes both vested stock options as well as unvested stock options for which the requisite Company service period has not been rendered but that are expected to vest based on achievement of reaching the Company service period requirement.

The total fair value of options vested during the years ended December 31, 2018 and 2017 was approximately $0.5 million for each year, based upon the fair value of the options at grant date. Additionally, as of December 31, 2018, there was approximately $0.5 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.6 years.

During the years ended December 31, 2018 and December 31, 2017, there were no exercises of vested stock options.

F 29

Note 11. Income Taxes

Fibrocell Science, Inc. and Fibrocell Technologies, Inc. file a consolidated U.S. federal income tax return, and file U.S. state income tax returns in several jurisdictions as well. In general, the U.S. federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2015 to present. However, if and when the Company claims net operating loss (NOL) carryforwards from years prior to 2015 against future taxable income, those losses may be examined by the taxing authorities. The Company’s foreign subsidiaries file income tax returns in their respective jurisdictions.

The components of the income tax expense (benefit) related to operations, were as follows:

Year ended December 31,
($ in thousands)	2018	2017
U.S. Federal:
Current	$—	$—
Deferred	—	—
U.S. State:
Current	—	—
Deferred	—	—
Income tax expense (benefit)	$—	$—

The reconciliation between income tax expense (benefit) at the U.S. federal statutory rate and the amount recorded in the accompanying Consolidated Financial Statements were as follows:

	Year ended December 31,
($ in thousands)	2018	2017
Tax benefit at U.S. federal statutory rate	$(2,158)	$(5,684)
Increase in domestic valuation allowance	4,815	5,914
State income taxes benefit before valuation allowance, net of federal benefit	(897)	6
State rate change	(2,514)	555
State law change	1,418	—
Warrant revaluation income and other financing costs	(366)	(898)
Credits	(478)	(904)
Stock-based compensation	49	61
Return to provision true-ups	75	127
Capital loss carryforward expiration	—	817
Impact of federal rate change	—	34,463
Impact of federal rate change on valuation allowance	—	(34,463)
Other	56	6
Income tax expense (benefit)	$—	$—

F 30

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 11. Income Taxes (continued)

The components of the Company’s net deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

	Year ended December 31,
($ in thousands)	2018	2017
Deferred tax liabilities:
Convertible notes	$2,842	$2,821
Total deferred tax liabilities	$2,842	$2,821
Deferred tax assets:
Loss carryforwards (federal and state)	$64,285	$60,428
Intangible assets	57	68
Property and equipment	839	606
License fees	4,645	4,419
Accrued expenses and other	354	401
Stock-based compensation	2,838	2,753
Research and development tax credits	1,945	1,436
Total deferred tax assets before valuation allowance	74,963	70,111
Less: valuation allowance	(72,121)	(67,290)
Total deferred tax assets	$2,842	$2,821
Net deferred tax assets	$—	$—
As of December 31, 2018, the Company had generated U.S. NOL carryforwards of approximately $251 million of which $237.5 million will expire from 2019 to 2037 and $13.5 million can be carried forward indefinitely. As of December 31, 2018, the Company had generated federal R&D credits of $1.9 million which expire from 2033 to 2038. The NOL carryforwards are available to reduce future taxable income.  However, the NOL carryforwards may be, or become subject to, an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOL’s that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. If and when the Company utilizes the NOL carryforwards in a future period, it will perform an analysis to determine the effect, if any, of these loss limitation rules on the NOL carryforward balances. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes. In addition, the Company has NOL carryforwards in certain non-U.S. jurisdictions of approximately $0.3 million. However, it is not expected that these non-U.S. loss carryforwards will ever be utilized, so they are not included in the components of deferred taxes listed above. Finally, there are no unremitted earnings in foreign jurisdictions, so no provision for taxes thereupon is required.
As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2018 and 2017.  The valuation allowance increased by $4.8 million in 2018 which was due to the current year taxable loss. The valuation allowance decreased by $28.5 million in 2017, which was partly due to a $34.4 million decrease due to the reduction of the federal corporate tax rate and partly due to a $5.9 million increase primarily due to the impact of the net losses incurred in 2017.

As of December 22, 2017, the United States enacted tax reform legislation “known as H.R. 1”, commonly referred to as the “Tax Cuts and Jobs Act” (TCJA or the “Act”), resulting in significant modifications to existing law. Among other changes, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35% effective for tax years beginning after December 31, 2017. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP required companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. As a result of this revaluation, the Company incurred $34.5 million income tax expense in continuing operations with a corresponding reduction in the valuation allowance. Therefore, there was no impact on the Company’s consolidated statements of operations or statements of financial

F 31

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
Note 11. Income Taxes (continued)

position from the reduction in the federal tax rate. The other provisions of the TCJA did not have a material impact on the consolidated financial statements.

In response to the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Act. SAB 118 provided a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, the Company has finalized the accounting for the TCJA as of December 31, 2018 and the final amount recorded in these financial statements for the effect of the corporate tax rate change did not change from the provisional estimate recorded at December 31, 2017.

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

For the years ended December 31, 2018 and 2017, the Company incurred expenses of approximately $0.5 million and $5.2 million, respectively, for goods and services received from Intrexon.  Of the expenses incurred during the 2018 period, $0.1 million related to direct expenses for work performed by Intrexon and $0.4 million related to pass-through costs for work performed under the 2012 ECC. These December 31, 2018 and December 31, 2017 expenses do not include approximately $0.5 million in costs we estimated to settle a dispute with one of Intrexon’s vendors in 2017, and for which there was a corresponding reduction in 2018. Of the expenses incurred during the 2017 period, $1.3 million related to direct expenses for work performed by Intrexon and $3.9 million related to pass-through costs, both for work performed under the 2012 ECC.

As of December 31, 2018 and 2017, the Company had outstanding payables with Intrexon of $0.1 million and $2.3 million, respectively.  In connection with the 2015 ECC, in consideration for the license and the other rights that the Company receives under the agreement, the Company paid Intrexon an up-front technology access fee of $10 million in cash in January 2016.

In the second quarter of 2017, Intrexon notified the Company that it had received invoices for approximately $1.1 million in charges from a vendor who provided services to Intrexon and which are passed-through to the Company under the 2012 ECC. Additional charges were presented after the second quarter of 2017, and the total of disputed charges at March 31, 2018, was approximately $1.4 million. The Company, Intrexon and Intrexon’s vendor have resolved the dispute with the parties agreeing to settle all obligations for approximately $0.2 million. This is a reduction of approximately $0.5 million from the approximately $0.7 million recorded at December 31, 2017 for this liability and was recorded in the three months ended March 31, 2018. The approximately $0.2 million settlement amount was paid in August 2018.

Randal J. Kirk is the chairman of the board and chief executive officer of Intrexon and, together with his affiliates, owns more than 50% of Intrexon’s common stock. Affiliates of Randal J. Kirk (including Intrexon) own approximately 17% of the Company’s common stock. Additionally, two of the Company’s directors, Julian Kirk (who is the son of Randal J. Kirk) and Marcus Smith, are employees of Third Security, LLC, which is an affiliate of Randal J. Kirk.

Affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s private placement of convertible debt securities in September 2016, more fully described in Note 6, and were issued an aggregate of $6,762,500 in principal of Notes and accompanying Warrants to purchase an aggregate of 450,835 shares of common stock. Affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s March 2017 Series A Convertible Preferred Stock offering, more fully described in Note 8, and were issued an aggregate of 3,016 shares of convertible preferred stock and accompanying warrants to purchase 259,176 shares of common stock. Additionally, affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s December 2017 public offering, and were issued an aggregate of 545,456 shares of common stock and accompanying warrants to purchase 545,456 shares of common stock.

F 32

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

F 33

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

F 34

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements

Note 13. Loss Per Share

Details in the computation of basic and diluted loss per share were as follows:

	For the Year Ended December 31,
($ in thousands except share and per share data)	2018	2017
Loss per share — Basic:
Net loss	$(10,277)	$(16,240)
Less: Dividend paid in-kind to preferred stockholders	(336)	(264)
Less: Deemed dividend on preferred stock	(513)	(4,099)
Net loss attributable to common stockholders - basic	$(11,126)	$(20,603)

Numerator for basic loss per share	$(11,126)	$(20,603)
Denominator for basic loss per share	7,693,191	3,092,543
Basic loss per common share	$(1.45)	$(6.66)

Loss per share — Diluted:
Numerator for basic loss per share	$(11,126)	$(20,603)
Adjust: Warrant revaluation income for dilutive warrants	—	(34)
Numerator for diluted loss per share	$(11,126)	$(20,637)

Denominator for basic loss per share	7,693,191	3,092,543
Plus: Incremental shares underlying “in the money” warrants outstanding	—	1,184
Denominator for diluted loss per share	7,693,191	3,093,727
Diluted loss per common share	$(1.45)	$(6.67)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	For the Year Ended December 31,
	2018	2017
“In the money” stock options	19,233	46,869
“Out of the money” stock options	247,897	171,057
“In the money” warrants	—	—
“Out of the money” warrants	7,392,966	4,969,702
Shares underlying convertible notes	1,056,068	1,056,068
Shares underlying accrued interest on convertible notes	101,937	56,752
Shares underlying convertible preferred stock	736,000	704,000
Note 14. Commitments and Contingencies

Leases

On April 6, 2005, the Company entered into a non-cancellable operating lease (the Lease) for its office, warehouse and laboratory facilities in Exton, Pennsylvania.  The lease agreement had an original term of 8 years.  On February 17, 2012, the Company entered into an amended and restated lease (the Amended Lease) for an additional term of 10 years through the year 2023.  The Lease and the Amended Lease provide for rent payments escalating on a periodic basis.  In accordance with ASC 840-20, Operating Leases, the Company accounts for total minimum payments under the lease on a straight-line basis over the life of the lease.  The difference between actual rent payments and payments accounted for using the straight-line basis are reflected as deferred rent on the Company’s Consolidated Balance Sheets. The Company has the option to renew the lease for an additional 5 years at fair market value.  Rental expense totaled approximately $1.6 million for both the years ended December 31, 2018 and 2017.

F 35

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

Contractual Obligations

The following table summarizes the Company’s minimum contractual obligations as of December 31, 2018:

	Payments due by period
($ in thousands)	Total	2019	2020	2021	2022	2023	2024 and thereafter
Operating lease obligations (1)	6,197	1,416	1,471	1,471	1,471	368	—
Debt obligations (2)	21,968	—	—	21,968	—	—	—
Total (3)	$28,165	$1,416	$1,471	$23,439	$1,471	$368	$—

(1)	Operating lease obligations are stated based on the Amended Lease agreement for the office, warehouse and laboratory facilities executed in February 2012.

(2)
Obligations under the Notes issued in connection with the 2016 Private Placement which includes principal and accrued interest through September 7, 2021, based on stated fixed rates, as the Company has elected to accrue interest. The Notes have a maturity date of the earlier of (i) September 7, 2026 and (ii) one-hundred and eighty (180) days after the date on which the Company’s product candidate, FCX-007, is approved by the FDA for the treatment of RDEB. However, each Note holder has the right to require the Company to repay all or any portion of the unpaid principal and accrued interest from time to time on or after September 7, 2021. See details within Note 6.

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

F 36