Form 10-Q
period 2019-03-31
Fibrocell Science, Inc.
filed 2019-05-15
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
OR
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
(484) 713-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	FCSC	The Nasdaq Stock Market LLC

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐  No ☒
As of May 8, 2019, there were 9,758,332 outstanding shares of the registrant’s common stock, par value $0.001.

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

•	our expectation that our existing cash resources will be sufficient to enable us to fund our operations into the third quarter of 2020;

•	our future expenses and capital expenditures;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our plans to address our future capital requirements and the consequences of failing to do so;

•	our plans to initiate a Phase 3 clinical trial for FCX-007 in the second quarter of 2019;

•	our expectations regarding the clinical trial design of the Phase 3 clinical trial for FCX-007, including our expectation to enroll 15-20 patients;

•	our projection to complete enrollment and dosing of Phase 3 patients in the third quarter of 2020 and complete data collection for the primary endpoint in the fourth quarter of 2020;

•	our expectation to file a Biologics License Application (BLA) for FCX-007 in 2021 if the Phase 3 clinical trial is successful and completed within our projected timeframe;

•	the potential benefits of the co-development and license agreement (CCP Agreement) between us and Castle Creek Pharmaceuticals, LLC (CCP);

•	the potential to earn future milestone and profit share payments under the CCP Agreement;

•	our plans to complete enrollment of Phase 1 adult patients in a Phase 1/2 clinical trial for FCX-013 in the third quarter of 2019;

•	our projection that safety and efficacy data from adult patients in the Phase 1 portion of the clinical trial of FCX-013 will be available in mid-2020;

•	our product development goals under our collaborations with Intrexon Corporation for our product candidates;

•	the potential benefits of Fast Track, Orphan Drug and Rare Pediatric Disease designations;

•	the potential advantages of our product candidates and technologies; and

•	the effect of legal and regulatory developments;

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

Forward-looking statements are based upon current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the 2018 Form 10-K), and in particular, the risks and uncertainties discussed under the caption “Item 1A—Risk Factors” of this Form 10-Q and our 2018 Form 10-K. As a result, you should not place undue reliance on forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Fibrocell Science, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
($ in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,322	$14,430
Grant receivable	294	—
Prepaid expenses and other current assets	923	105
Total current assets	12,539	14,535
Property and equipment, net of accumulated depreciation of $2,397 and $2,311, respectively	1,183	1,222
Right of use asset - operating lease	4,412	—
Other assets	1	1
Total assets	$18,135	$15,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,534	$452
Related party payable	53	100
Accrued expenses	1,727	1,470
Lease liability, current - operating lease	175	—
Deferred rent, current	—	150
Total current liabilities	3,489	2,172
Convertible promissory notes, net of debt discount of $18,003 and $18,003, respectively (see Note 5)	—	—
Accrued interest payable	1,935	1,738
Warrant liability	181	152
Derivative liability	1,419	1,474
Lease liability, operating lease	5,108	—
Deferred rent	—	665
Total liabilities	12,132	6,201

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series A nonredeemable convertible preferred stock; 8,000 shares designated, 8,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively; aggregate liquidation preference of $8,685 at March 31, 2019 and $8,600 at December 31, 2018.	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 9,758,332 shares issued and outstanding at March 31, 2019 and December 31, 2018.	10	10
Additional paid-in capital	198,739	198,627
Accumulated deficit	(192,746)	(189,080)
Total stockholders’ equity	6,003	9,557
Total liabilities and stockholders’ equity	$18,135	$15,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Total revenues	$—	$—

Total cost of revenue	—	—

Gross profit (loss)	—	—

Research and development expense	1,943	1,645
Research and development expense - related party (see Note 9)	44	(303)
Selling, general and administrative expense	1,870	1,639
Operating loss	(3,857)	(2,981)
Other income (expense):
Warrant revaluation income (expense)	(29)	235
Derivative revaluation income (expense)	55	(63)
Interest expense	(197)	(190)
Other income, net	362	98
Loss before income taxes	(3,666)	(2,901)
Income taxes	—	—
Net loss	(3,666)	(2,901)
Dividend paid in-kind to preferred stockholders	(85)	(82)
Deemed dividend on preferred stock (see Note 11)	(140)	(121)
Net loss attributable to common stockholders	$(3,891)	$(3,104)

Per Share Information:
Net loss:
Basic	$(0.40)	$(0.55)
Diluted	$(0.40)	$(0.55)
Weighted average number of common shares outstanding:
Basic	9,758,332	5,672,976
Diluted	9,758,332	5,672,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)
($ in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	8,000	$—	5,189,755	$26	$187,784	$(178,803)	$9,007
Effect of the May 2018 reverse stock split on common stock and additional paid in capital, beginning balance	—	—	—	(20)	20	—	—
Stock-based compensation expense	—	—	—	—	129	—	129
Conversion of pre-funded warrants	—	—	483,221	—	24	—	24
Net loss	—	—	—	—	—	(2,901)	(2,901)
Balance, March 31, 2018	8,000	$—	5,672,976	$6	$187,957	$(181,704)	$6,259

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	8,000	$—	9,758,332	$10	$198,627	$(189,080)	$9,557
Stock-based compensation expense	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(3,666)	(3,666)
Balance, March 31, 2019	8,000	$—	9,758,332	$10	$198,739	$(192,746)	$6,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
($ in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,666)	$(2,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	112	129
Warrant revaluation expense (income)	29	(235)
Derivative revaluation income	(55)	63
Depreciation and amortization of long lived assets	85	101
Decrease (increase) in operating assets:
Prepaid expenses and other current assets	(1,112)	—
Other assets	39	(12)
Increase (decrease) in operating liabilities:
Accounts payable	1,060	23
Related party payable	(47)	(1,929)
Accrued expenses, deferred rent	265	(190)
Accrued lease liabilities - operating lease	16	—
Accrued interest payable	197	190
Net cash used in operating activities	(3,077)	(4,761)
Cash flows from investing activities:
Purchase of property and equipment	(9)	(35)
Net cash used in investing activities	(9)	(35)
Cash flows from financing activities:
Payment of deferred offering costs	(22)	(444)
Proceeds from conversion of pre-funded warrants	—	24
Net cash provided by financing activities	(22)	(420)
Effect of exchange rate changes on cash balances	—	—
Net increase (decrease) in cash and cash equivalents	(3,108)	(5,216)
Cash and cash equivalents, beginning of period	14,430	17,417
Cash and cash equivalents, end of period	$11,322	$12,201

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$46	$33
Offering costs in accounts payable and accrued expenses	$15	$—
Dividend paid in-kind to preferred stockholders	$85	$82
Deemed dividend on preferred stock	$140	$121

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

Subsequent Events

On April 12, 2019, the Company entered into a co-development and license agreement (CCP Agreement) with Castle Creek Pharmaceuticals, LLC (CCP) with respect to the development and commercialization of the Company’s lead gene therapy candidate, FCX-007, for the treatment of recessive dystrophic epidermolysis bullosa (RDEB).

Under the terms of the CCP Agreement, CCP will receive an exclusive license to commercialize FCX-007 in the United States. CCP will be responsible for the first $20 million in development costs prior to the initial Biologics License Application (BLA) filing with U.S. Food and Drug Administration (FDA) and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and Fibrocell will cover 30% of the remaining additional expenses. The Company will maintain responsibility for the development (including pre-launch manufacturing) of FCX-007 through initial BLA approval of FCX-007, and CCP will be responsible for all post-approval development and commercialization activities for FCX-007. The parties have agreed to negotiate the terms of a manufacturing and supply agreement that will set forth the terms under which the Company will supply CCP commercial quantities of FCX-007. A joint development committee consisting of representatives from the Company and CCP will oversee the development of FCX-007 pursuant to an agreed-upon development plan and budget.

At the closing of the CCP Agreement, the Company received an upfront payment of $7.5 million, and will receive an additional $2.5 million for the first patient enrolled in the Phase 3 clinical trial of FCX-007 and $30 million upon BLA approval of FCX-007 and FCX-007 commercial manufacturing readiness. The Company is also eligible to receive up to $75 million in sales milestones, consisting of $25 million upon the achievement of $250 million in cumulative FCX-007 net sales and an additional $50 million upon the achievement of $750 million in cumulative FCX-007 net sales. In addition, CCP will pay the Company a 30% share of the gross profits from FCX-007 sales. The Company will retain sole ownership of the Rare Pediatric Disease Priority Review Voucher, which may be granted upon BLA approval of FCX-007.

As part of the Company’s existing exclusive channel collaboration agreement with Intrexon Corporation (Intrexon), the Company will pay Intrexon 50% of all upfront, milestone and profit share payments from CCP. Payments to Intrexon do not include funds received by the Company from CCP in connection with the development and manufacturing costs or payments for supply of FCX-007.

Unless earlier terminated, the CCP Agreement will expire on the later of (a) expiration of the last-to-expire valid claim of any FCX-007 patent rights in the United States and (b) forty years from the date of initial BLA approval of FCX-007. CCP has the right to terminate the CCP Agreement at will upon 180 days’ prior written notice. CCP may also terminate the CCP Agreement at any time, upon 180 days’ prior written notice to the Company, in the event (i) CCP determines, in its reasonable discretion, that further development or commercialization of FCX-007 is not commercially viable or (ii) CCP determines that development or commercialization of FCX-007 must be terminated because of safety issues outside of CCP’s reasonable control. Either party may, subject to specified cure periods, terminate the CCP Agreement in the event of the other party’s uncured material breach, and either party may terminate the CCP Agreement under specified circumstances relating to the other party’s insolvency.

Based on the Company’s receipt of the upfront payment from CCP and reduction of expenses associated with the development of FCX-007, the Company believes its existing cash will be sufficient to fund operations into the third quarter of 2020.

In connection with the execution of the CCP Agreement with CCP, the Company concluded its strategic alternative review process announced last year.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business and Organization (continued)

Business Overview

Fibrocell is a cell and gene therapy company focused on improving the lives of people with rare diseases of the skin and connective tissue. The Company is utilizing its proprietary autologous fibroblast technology to develop personalized biologics that target the underlying cause of disease.  Fibrocell’s pipeline of localized gene therapy candidates include FCX-007 for the treatment of RDEB, a life-threatening genetic disorder diagnosed in infancy with no cure or treatment approved by the FDA. Fibrocell is also developing FCX-013 for the treatment of moderate to severe localized scleroderma.  Currently, Fibrocell’s research and development operations and focus are on gaining regulatory approvals to commercialize its gene therapy candidates in the United States; however, the Company may seek to expand into international markets in the future.

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. For the three-month period ended March 31, 2019 the Company incurred a net loss of approximately $3.7 million and used approximately $3.1 million in cash for operations. As of March 31, 2019, the Company had cash and cash equivalents of approximately $11.3 million, working capital of approximately $9.1 million and an accumulated deficit of approximately $192.7 million.

The Company believes that its cash and cash equivalents at March 31, 2019 and amounts paid or payable to the Company under the CCP Agreement, including the April 2019 $7.5 million upfront payment and reimbursement of FCX-007 development cost and the $2.5 million milestone payment for the first patient enrolled in the FCX-007 clinical trial will be sufficient to fund operations into the third quarter of 2020. The Company will require additional capital to fund operations beyond that point.

However, actual cash requirements could differ from management’s projections due to many factors, including the cost of clinical activities and outcomes related to our current and planned clinical trials, future correspondence with the FDA, enrollment rates for the Company’s clinical trials and unexpected capital expenditures. Accordingly, the foregoing conditions, taken together, continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

On January 23, 2018, the Company received notice (the Notice) from the Nasdaq Stock Market LLC (Nasdaq) that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. On May 24, 2018, the Company implemented a one-for-five reverse split of its issued and outstanding shares of the Company’s common stock (the Reverse Stock Split), as authorized at the annual meeting of stockholders on May 23, 2018. The Reverse Stock Split became effective on May 24, 2018 at 5:00 pm and the Company’s common stock began trading on Nasdaq on a post-split basis at the open of business on May 25, 2018. As of a result of the Reverse Stock Split, every five shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on Nasdaq. On June 11, 2018, the Company received written notice from Nasdaq notifying the Company that the closing bid price of the Company's common stock had been at $1.00 per share or greater for a

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business and Organization (continued)

minimum of ten consecutive business days and accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2). All share and per share amounts of common stock, options and warrants in the accompanying financial statements and related notes, have been restated for all periods to give retroactive effect to the Reverse Stock Split. Accordingly, the Condensed Consolidated Statement of Stockholders’ Equity reflects the impact of the Reverse Stock Split by reclassifying from
“Common Stock” to “Additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist the Company’s common stock if its stockholders’ equity falls below $2.5 million. As of March 31, 2019, the Company’s stockholders’ equity was approximately $6.0 million. If the Company’s stockholders’ equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, the Company will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if the Company is unable to demonstrate to Nasdaq’s satisfaction that it will be able to sustain compliance with this requirement, Nasdaq may delist the Company’s common stock. In addition, even if the Company regains technical compliance with the stockholders’ equity requirement, it will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq, including the requirement that the Company’s common stock continues to trade above $1.00.

The Company is actively monitoring its stockholders’ equity and will consider any and all options available to it to maintain compliance. There can be no assurance, however, that the Company will be able to maintain compliance and meet Nasdaq’s minimum stockholders’ equity requirements.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2. Basis of Presentation

General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements and certain information and footnote disclosures included in the Company’s annual consolidated financial statements and accompanying notes included in the 2018 Form 10-K, filed with the SEC, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to a fair statement of the results for the interim periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2018 Form 10-K. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the 2018 Form 10-K and updated, as necessary, in Note 3 in this Form 10-Q. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

All intercompany accounts and transactions have been eliminated in consolidation. The Company's international operations are immaterial, it has no unrealized gains or losses from the sale of investments and its minimal assets and liabilities are highly liquid and approximate fair value.
Note 3. Summary of Significant Accounting Policies
Government Contracts, Grant Agreements and Incentive Programs
We recognize proceeds received from the FDA under our awarded grant, as other income, as it is not part of the Company’s ongoing operations to customers, and because the corresponding agreement contained no specified performance obligations other than to continue the study of RDEB through clinical trials and contains no obligations to deliver specified products or technology.
Income from the grant is recognized in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grant was provided have been met. The grant contains specific quarterly financial reporting and periodic update reports on the progress of the clinical trials for FCX-007, that if not completed, would result in the forfeiture of grant monies available to be received under the awarded grant.
Grant income that is recognized upon incurring qualifying expenses in advance of receipt of grant funding, is recorded in our consolidated balance sheet as grant receivables.

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

After the proceeds are allocated to the freestanding instruments, resulting in an initial discount on the host contract, those instruments are further evaluated for embedded features (i.e. conversion options) that require bifurcation and separate accounting as a derivative financial instrument pursuant to ASC 815. Embedded derivatives are initially and subsequently measured at fair value. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. See Note 5 for additional discussion on the identified embedded derivatives associated with the Company’s convertible notes.

The Company accounts for convertible instruments in which it is determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20. Under ASC 470-20, the Company records, when necessary, discounts to convertible notes or convertible preferred stock for the intrinsic value of conversion options embedded in the convertible instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the convertible instrument, unless limited by the proceeds allocated to such instrument. See Note 5 and Note 11 for additional discussion on the identified embedded features (conversion options) associated with the Company’s convertible notes and convertible preferred stock and resulting beneficial conversion features recorded.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three months ended March 31, 2019 and 2018, the Company did not record a tax expense or benefit due to the expected current year loss and its historical losses.  The Company does not have a net deferred tax asset as of either March 31, 2019 or December 31, 2018 because it maintained a full valuation allowance against all deferred tax assets as management has determined that it is more likely than not, that the Company will be unable to realize these future tax benefits. As of March 31, 2019 and December 31, 2018, the Company had no uncertain tax positions.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and rules are issued by the SEC that the Company adopts as of the specified date. Unless otherwise noted, management does not believe that any recently issued accounting pronouncements issued by the FASB or guidance issued by the SEC had, or is expected to have, a material impact on the Company’s present or future consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in Topic 842 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted Topic 842 in the annual period beginning January 1, 2019. The Company applied the modified retrospective transition method and elected the transition option to use the effective date of January 1, 2019 as the date of initial application. The Company did not adjust its comparative period financial statements for effects of Topic 842.

The Company has elected the package of practical expedients permitted under the transition guidance within the new standard as listed below:

a. An entity need not reassess whether any expired or existing contracts are or contain leases;

b. An entity need not reassess the lease classification for any expired or existing leases (for example, all existing leases that were classified as operating leases in accordance with Topic 840 will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 will be classified as finance leases);

c. An entity need not reassess initial direct costs for any existing leases;

In addition the Company elected a practical expedient, which must be applied consistently by an entity to all of its leases (including those for which the entity is a lessee or a lessor) to use hindsight in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the entity’s right-of-use assets.

The adoption of the new standard resulted in recording right of use assets-operating lease, of approximately $4.5 million and lease liabilities-operating lease, of approximately $5.3 million as of January 1, 2019. See Note 4 for additional information related to leases.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3. Summary of Significant Accounting Policies (continued)

The details of this adjustment are summarized below:

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019

Assets
Right of use asset - operating lease	$—	$4,452	$4,452

Liabilities
Lease liability - current - operating lease	—	111	111
Deferred rent - current	150	(150)	—

Lease liability - long term - operating lease	—	5,156	5,156
Deferred rent - long term	665	(665)	—

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Leases

The Company has an operating lease for an office, manufacturing and research building, located at 405 Eagleview Boulevard, Exton, Pennsylvania, which consists of approximately 86,500 square feet of space.

The Company entered into this operating lease in April 2011. The lease agreement has a remaining lease term of 4 years, and expires in March 2023. The lease also contains an additional five year option for the Company to extend the lease at a fair market value rate, which the Company expects to exercise. The lease term, is the period of the lease not cancellable by the Company, together with periods covered by: (i) renewal options the Company is reasonable certain to exercise, (ii) termination options the Company is reasonable certain not to exercise and (iii) renewal or termination options that are controlled by the lessor.

The Company has elected the practical expedient not to separate lease components from non-lease components for all its underlying assets. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The operating lease cost for the three months ended March 31, 2019 was approximately $0.4 million, with approximately $0.3 million charged to selling, general and administrative expenses and approximately $0.1 million charged to research and development expenses, with a remaining lease term of 9 years, inclusive of the 5 year renewal option the Company expects to exercise.

Cash payments made in the three months ended March 31, 2019 under the operating lease was approximately $0.3 million.

The rate implicit in the leases was not readily determinable, and the Company computed its incremental borrowing rate using the following methodology:

1.) Development of an estimate of the term structure of the USD senior unsecured cost of debt for the Company as of the analysis date, which entailed the selection of a benchmark yield curve that approximates the credit risk of the Company on a senior unsecured basis. The B- benchmark yield curve was selected as the curve corresponding to the lowest available credit rating.

2.) Development of estimates of yield curves as of the analysis date for debt seniorities ranging from senior secured to senior unsecured cost of debt for the Company utilizing a recovery rates model that estimates yields based on expected recoveries on defaulted debt instruments across the Company’s capital structure.

Based upon the methods used above, the Company’s incremental borrowing rate was determined to be 25.49%, for its office lease, which is the only lease the Company has converting to the new standard.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Leases (continued)

The following table provides a breakdown of our lease balances within our condensed consolidated balance sheet as of March 31, 2019:

Right of use asset - operating lease	$4,412

Lease liabilities - current - operating lease	175

Lease liabilities - long term - operating lease	5,108

Total lease liabilities - operating lease	$5,283

Other information related to our lease is as follows:

March 31,
2019
Operating lease costs charged to expense	$369

Remaining lease term- operating lease, in years	9

Discount rate - operating lease	25.49%

Future minimum lease payments under our non-cancellable operating lease as of March 31, 2019 were as follows:

Year ending December 31,	2019	$1,103
	2020	1,471
	2021	1,471
	2022	1,471
	2023	1,471
	2024 and thereafter	6,248

	Total	13,235

	Less: imputed interest	(7,952)

	Current and long-term operating lease liability	$5,283

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Leases (continued)

Future minimum lease payments under non-cancellable operating leases prior to adoption of ASC 842, Leases, as of December 31, 2018 were as follows:

Year ending December 31,	2019	$1,416
	2020	1,471
	2021	1,471
	2022	1,471
	2023	368

	Total	6,197

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

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company repay any such accrued and unpaid interest by delivering such number of shares of the Company’s common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of the Company’s common stock as reported on Nasdaq on the date of such election plus $0.12625, and (ii) the Conversion Price (as defined below). As of March 31, 2019 and for each prior quarterly period since issuance, the Company has elected to accrue interest.

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

During the three months ending March 31, 2019, there were no conversions of the Notes into shares of the Company’s common stock.

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

Convertible promissory notes outstanding were as follows:

($ in thousands)	March 31, 2019	December 31, 2018
Convertible promissory notes	$18,003	$18,003
Debt discount - warrants	(9,598)	(9,598)
Debt discount - compound bifurcated derivatives	(1,267)	(1,267)
Debt discount - beneficial conversion feature	(7,138)	(7,138)
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes, and is included in interest expense in the Condensed Consolidated Statements of Operations. Amortization for the three months ended March 31, 2019 and March 31, 2018, including the amortization of the issuance costs, was $0 for both periods. Based on an effective yield of approximately 1157% resulting from the Notes being initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021.

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
(unaudited)

Note 5. Convertible Notes (continued)

2020 would impact the derivative fair value by approximately $0.3 million and $0.1 million, respectively. A 5% change in the estimated credit spread would impact the derivative fair value by approximately $0.2 million. The sensitivity examples provided are included for illustrative purposes only and do not reflect the changes in these assumptions used by the Company. Changes in excess of those illustrated may occur in any period.

The estimated fair value of the compound bifurcated derivative is determined to represent a Level 3 instrument. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	March 31, 2019	December 31, 2018
Calculated aggregate value	$1,419	$1,474
Closing price per share of common stock	$1.93	$1.50
Contractual remaining term	7 years, 5 months	7 years, 8 months
Contractual interest rate	4.0%	4.0%
Volume-weighted average conversion rate	$17.04667	$17.04667
Risk-free interest rate (term structure)	2.21% - 2.81%	2.44% - 2.69%
Dividend yield	—	—
Credit Rating	CC	CC
Credit Spread	27.63%	31.77%
Volatility	87.6%	87.5%

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation income in the Company’s Condensed Consolidated Statements of Operations.  The change in estimated fair value of the Company's derivative liability for the three months ended March 31, 2019 and March 31, 2018 resulted in non-cash income of approximately $0.1 million and non-cash expense of approximately $0.1 million, respectively.
Note 6. Warrants

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

In March 2017, the Company issued warrants to purchase 687,468 shares of its common stock in connection with the Company’s public offering of convertible preferred stock and warrants (each a Series A Warrant and collectively, the Series A Warrants), more fully described in Note 11. Each Series A Warrant has an exercise price of $12.69, is exercisable six months after the date of issuance and will expire five years from the date of issuance.

The Company’s outstanding warrants consist of both liability-classified warrants and equity-classified warrants. The following table summarizes outstanding warrants to purchase the Company’s common stock:

	Number of warrants
	March 31, 2019	December 31, 2018	Exercise Price	Expiration Dates
Liability-classified Warrants
Issued with September 2016 Convertible Notes	1,205,840	1,205,840	$22.50	Sept 2021
Total liability-classified warrants	1,205,840	1,205,840

Equity-classified Warrants
Issued in 2017 Series A Preferred Stock Offering	687,468	687,468	$12.69	Mar 2022
Issued in December 2017 Offering - common warrants	2,679,702	2,679,702	$3.85	Dec 2022
Issued in December 2017 Offering - underwriter warrants	87,274	87,274	$4.8125	Dec 2022
Issued in May 2018 Private Placement - common warrants	1,528,668	1,528,668	$2.86	Nov 2023
Issued in May 2018 - underwriter warrants	142,676	142,676	$3.679	May 2023
Issued in July 2018 Private Placement - common warrants	958,152	958,152	$2.70	Jan 2024
Issued in July 2018 - underwriter warrants	103,186	103,186	$3.464	Jul 2023
Total equity-classified warrants	6,187,126	6,187,126

Total outstanding warrants	7,392,966	7,392,966

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Warrants (continued)

The table below is a summary of the Company’s warrant activity during the three months ended March 31, 2019:

	Number of warrants			Weighted- average exercise price
	Liability-classified	Equity-classified	Total
Outstanding at December 31, 2018	1,205,840	6,187,126	7,392,966	$7.36
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2019	1,205,840	6,187,126	7,392,966	$7.36

Accounting for Liability-Classified Warrants

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in warrant revaluation income (expense) in the Company’s Condensed Consolidated Statements of Operations in each subsequent period. The change in the estimated fair value of the warrant liability for the three months ended March 31, 2019 and March 31, 2018, resulted in non-cash expense of approximately $0.03 million and non-cash income of approximately $0.2 million, respectively.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Warrants (continued)

The following table summarizes the calculated aggregate fair values of the liability classified warrants, along with the inputs and assumptions utilized in each calculation:

($ in thousands except per share data)	March 31, 2019	December 31, 2018
Calculated aggregate value	$181	$152
Weighted average exercise price per share	$22.50	$22.50
Closing price per share of common stock	$1.93	$1.50
Volatility	91.5%	94.1%
Weighted average remaining expected life	2 years, 5 months	2 years, 8 months
Risk-free interest rate	2.23%	2.45%
Dividend yield	—	—

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2019.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, money market funds with less than 90 days maturity	$10,354	$—	$—	$10,354
Total Assets	$10,354	$—	$—	$10,354
Liabilities:
Warrant liability	$—	$—	$181	$181
Derivative liability	—	—	1,419	1,419
Total Liabilities	$—	$—	$1,600	$1,600

	December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, money market funds with less than 90 days maturity	$12,290	$—	$—	$12,290
Total Assets	$12,290	$—	$—	$12,290
Liabilities:
Warrant liability	$—	$—	$152	$152
Derivative liability	—	—	1,474	1,474
Total Liabilities	$—	$—	$1,626	$1,626

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Fair Value Measurements (continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Warrant
($ in thousands)	Liability
Balance at December 31, 2018	$152
Change in fair value of warrant liability	29
Balance at March 31, 2019	$181

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 6 for further discussion of the warrant liability.

Bifurcated Compound Derivative - Derivative Liability

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Derivative
($ in thousands)	Liability
Balance at December 31, 2018	$1,474
Change in fair value of derivative liability	(55)
Balance at March 31, 2019	$1,419

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 5 for further discussion of the derivative liability.

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

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes with embedded derivatives was approximately $14.7 million at March 31, 2019, based on Level 3 inputs, compared to a carrying value of $0, as a result of unamortized debt discounts.

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

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years.  Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one year anniversary date for non-employee director options.  The Plan had 216,055 shares available for future grants as of March 31, 2019.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the three months ended March 31, 2018 the weighted average fair market value for options granted was $2.59, and there were no options granted during the three months ended March 31, 2019.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the Condensed Consolidated Statements of Operations was approximately $0.1 million for each of the three-month periods ended March 31, 2019 and 2018.

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
(unaudited)
Note 8. Stock-Based Compensation (continued)

The fair market value of these stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended:

	March 31, 2019	March 31, 2018
Expected term	—	6 years, 3 months
Interest rate	—%	2.47%
Dividend rate	—	—
Volatility	—%	87.7%

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2018	286,712	$46.01	7 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(385)	18.05	—	—
Outstanding at March 31, 2019(1)	286,327	$46.04	6 years, 9 months	$—
Exercisable at March 31, 2019	181,915	$68.25	5 years, 9 months	$—

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The total fair value of options vested during the three months ended March 31, 2019 was approximately $0.2 million. Additionally, as of March 31, 2019, there was approximately $0.3 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1 year, 7 months.
The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.
Note 9. Related Party Transactions

The Company and Intrexon are parties to two distinct exclusive channel collaboration agreements including the Exclusive Channel Collaboration Agreement entered into in October 2012 and amended in June 2013 and January 2014 (as amended, the 2012 ECC) and the Exclusive Channel Collaboration Agreement entered into in December 2015 (the 2015 ECC). Pursuant to these agreements, the Company engages Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburses Intrexon for its cost for time and materials for such work. Additionally, the Company’s future commitments pursuant to the 2012 ECC agreement includes potential cash royalties and the Company’s future commitments pursuant to the 2015 ECC agreement includes potential cash royalties and various developmental milestone payments. No royalties or milestone payments have been incurred to date.

For the three months ended March 31, 2019 and 2018, the Company incurred total expenses of approximately $0.04 million and $0.2 million, respectively, for goods and services received from Intrexon for work performed under the 2012 ECC. During the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $0.04 million incurred

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Related Party Transactions (continued)

during the three months ended March 31, 2019, approximately $0.01 million related to direct expenses for work performed by Intrexon and approximately $0.03 million related to pass-through costs. Of the approximately $0.2 million incurred in the three months ended March 31, 2018, approximately $0.1 million related to direct expenses for work performed by Intrexon and approximately $0.1 million related to pass-through costs. The Company’s FCX-007 and FCX-013 development programs are covered under the 2012 ECC and the Company’s arthritis and related conditions program is covered under the 2015 ECC. These costs are presented in the Company’s “Condensed Consolidated Statement of Operations” as research and development expenses - related party.

As of March 31, 2019 and December 31, 2018, the Company had outstanding payables to Intrexon of approximately $0.1 million for each period. These amounts are presented in the Company’s “Condensed Consolidated Balance Sheets” as related party payable.

    In the second quarter of 2017, Intrexon notified the Company that it had received invoices for approximately $1.1 million in charges from a vendor who provided services to Intrexon and which are passed-through to the Company under the 2012 ECC. Additional charges were presented after the second quarter of 2017, and the total of disputed charges at March 31, 2018, was approximately $1.4 million. The Company, Intrexon and Intrexon’s vendor resolved the dispute with the parties agreeing to settle all obligations for approximately $0.2 million. This was a reduction of approximately $0.5 million from the approximately $0.7 million recorded at December 31, 2017 for this liability and was recorded in the three months ended March 31, 2018. The approximately $0.2 million settlement amount was paid in the Company’s third fiscal quarter of 2018.

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

Affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s private placement of convertible debt securities in September 2016, more fully described in Note 5, and were issued an aggregate of $6,762,500 in principal of Notes and accompanying Warrants to purchase an aggregate of 450,835 shares of the Company’s common stock. Affiliates of Randal J. Kirk (including Intrexon) participated in the Company's 2017 Series A Preferred Stock Offering (as defined below), more fully described in Note 11, and were issued an aggregate of 3,016 shares of Series A Preferred Stock (as defined below) and accompanying Series A Warrants to purchase 259,176 shares of the Company’s common stock. Additionally, affiliates of Randal J. Kirk (including Intrexon) participated in the December 2017 Offering, and were issued an aggregate of 545,456 shares of the Company’s common stock and accompanying warrants to purchase 545,456 shares of the Company’s common stock.
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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Loss Per Share (continued)

Details in the computation of basic and diluted loss per share is as follows:

	Three months ended March 31,
($ in thousands except share and per share data)	2019	2018
Loss per share - basic:
Net loss	$(3,666)	$(2,901)
Less: Dividend paid in-kind to preferred stockholders	(85)	(82)
Less: Deemed dividend on preferred stock	(140)	(121)
Net loss attributable to common stockholders - basic	$(3,891)	$(3,104)

Numerator for basic loss per share	$(3,891)	$(3,104)
Denominator for basic loss per share	9,758,332	5,672,976
Basic loss per common share	$(0.40)	$(0.55)

Loss per share - diluted:
Numerator for basic loss per share	$(3,891)	$(3,104)
Adjust: Warrant revaluation income for dilutive warrants	—	—
Net loss attributable to common stockholders - diluted	$(3,891)	$(3,104)

Denominator for basic loss per share	9,758,332	5,672,976
Adjust: Incremental shares underlying dilutive “in the money” warrants outstanding	—	—
Denominator for diluted loss per share	9,758,332	5,672,976
Diluted net loss per common share	$(0.40)	$(0.55)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	Three months ended March 31,
	2019	2018
“In the money” stock options	—	—
“Out of the money” stock options	286,327	266,539
“In the money” warrants	—	—
“Out of the money” warrants	7,392,966	4,969,702
Shares underlying convertible notes	1,056,068	1,056,068
Shares underlying convertible accrued interest on convertible notes	113,517	67,824
Shares underlying convertible preferred stock	744,000	712,000

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

On March 7, 2017, the Company entered into a securities purchase agreement with certain of its existing accredited investors pursuant to which the Company agreed to sell a total of 8,000 units (the Units) for a purchase price of $1,000 per Unit, with each Unit consisting of (i) one share of the Series A Preferred Stock, with an initial stated value of $1,000 and which is convertible into shares of the Company’s common stock with a conversion price of $11.6355 and (ii) a warrant to purchase up to a number of shares of the Company’s common stock equal to 100% of the conversion shares issuable on March 7, 2017 pursuant to the shares of Series A Preferred Stock purchased by each investor (the Series A Warrants and, collectively, the 2017 Series A Preferred Stock Offering). See Note 6 for discussion of the Series A Warrants issued in connection with the 2017 Series A Preferred Stock Offering. The 2017 Series A Preferred Stock Offering closed on March 8, 2017 and resulted in gross proceeds of $8.0 million, before deducting offering costs.

The proceeds from the 2017 Series A Preferred Stock Offering (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Preferred Stock issued was calculated as the sum of (i) the value of the Series A Preferred Stock as if it had been converted into the Company’s common stock on the issuance date and (ii) the value of a perpetual annuity paying a 4% dividend rate in conversion shares for five years and 8% thereafter. In connection with the valuation, the following assumptions were used: risk free interest rate of 3.15%, credit spread of 31.27% and a market yield of 34.42%. The application of the relative fair value method resulted in an allocation of gross proceeds to the Series A Preferred Stock of approximately $1.3 million, net of discounts of $3.0 million attributed to the warrants (See Note 5) and $3.7 million from a beneficial conversion feature. The discount attributed to the beneficial conversion feature was immediately amortized as the Series A Preferred Stock has no stated redemption date and is convertible at the issuance date. For the three months ended March 31, 2019 and 2018, the Company recognized approximately $0.1 million in both periods of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

The discount attributed to the warrants is being accreted using the effective interest method and charged as a deemed dividend to additional paid-capital (in the absence of retained earnings), over the five-year period of the Series A Preferred Stock in which the stated dividend rate is 4%. For the three months ended March 31, 2019 and 2018, the Company recognized approximately $0.1 million in both periods, in deemed dividends due to the accretion of the warrant discount.

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

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly and payable only by way by increasing the stated value of the
Series A Preferred Stock in accordance with the terms of the Certificate of Designation. For the three months ended March 31, 2019 and 2018, cumulative dividends paid in-kind to holders of the Series A Preferred Stock were approximately $0.7 million and $0.3 million, respectively.

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

December 2017 Public Offering

On December 7, 2017, the Company entered into an underwriting agreement (the Underwriting Agreement) with Wainwright, relating to the sale of 1,542,832 shares of its common stock, pre-funded warrants to purchase an aggregate of 1,184,442 shares of the Company’s common stock and common warrants to purchase up to an aggregate of 2,727,273 shares of the Company’s common stock in connection with the December 2017 Offering. Each share of the Company’s common stock or pre-funded warrant, as applicable, was sold together with a common warrant to purchase one share of the Company’s common stock at a combined effective price to the public of $3.85 per share and accompanying common warrant. At March 31, 2018, all of the pre-funded warrants had been exercised for 1,184,442 shares of the Company’s common stock.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 11. Equity (continued)

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

The common warrants are exercisable immediately at an exercise price of $3.85 per share and will expire five years from the date of issuance. The pre-funded warrants are exercisable immediately at an exercise price of $0.05 per share and may be exercised until they are exercised in full, and as of March 31, 2019 all pre-funded warrants had been exercised. The exercise price and number of shares of the Company’s common stock issuable upon exercise of the common warrants, pre-funded warrants and Underwriter Warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the common warrants and pre-funded warrants.

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

•
our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for 2018 (2018 Form 10-K), as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

Overview

We are a cell and gene therapy company focused on improving the lives of people with rare diseases of the skin and connective tissue. We are utilizing our proprietary autologous fibroblast technology to develop personalized biologics that target the underlying cause of disease.  Fibroblasts are the most common cell in skin and connective tissue and are responsible for synthesizing extracellular matrix proteins, including collagen and other growth factors, that provide structure and support. Because fibroblasts naturally reside in the localized environment of the skin and connective tissue, they represent an ideal delivery vehicle for proteins targeted to these areas.  We target the underlying cause of disease by using fibroblast cells from a patient’s skin and genetically modifying them to create localized therapies that are compatible with the unique biology of the patient (i.e., which are autologous).

Our pipeline of localized gene therapy candidates include FCX-007 for the treatment of recessive dystrophic epidermolysis bullosa (RDEB), a life-threatening genetic disorder diagnosed in infancy with no cure or treatment approved by the U.S. Food and Drug Administration (FDA). We are also developing FCX-013 for the treatment of moderate to severe localized scleroderma. Currently, all of our research and development operations and focus are on gaining regulatory approvals to commercialize our gene therapy candidates in the United States; however, we may seek to expand into international markets in the future.

On April 12, 2019, we entered into a co-development and license agreement (CCP Agreement) with Castle Creek Pharmaceuticals, LLC (CCP) with respect to the development and commercialization of our lead gene therapy candidate, FCX-007, for the treatment of RDEB.

Under the terms of the CCP Agreement, CCP will receive an exclusive license to commercialize FCX-007 in the United States. CCP will be responsible for the first $20 million in development costs prior to the initial Biologics License Application (BLA) filing with U.S. Food and Drug Administration (FDA) and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and we will cover 30% of the remaining additional expenses. We will maintain responsibility for the development (including pre-launch manufacturing) of FCX-007 through initial BLA approval of FCX-007, and CCP will be responsible for all post-approval development and commercialization activities for FCX-007. The parties have agreed to negotiate the terms of a manufacturing and supply agreement that will set forth the terms under which we will supply CCP commercial quantities of FCX-007. A joint development committee consisting of representatives from our company and CCP will oversee the development of FCX-007 pursuant to an agreed-upon development plan and budget.

At the closing of the CCP Agreement, we received an upfront payment of $7.5 million, and will receive an additional $2.5 million for the first patient enrolled in the Phase 3 clinical trial of FCX-007 and $30 million upon BLA approval of FCX-007 and FCX-007 commercial manufacturing readiness. We are also eligible to receive up to $75 million in sales milestones, consisting of $25 million upon the achievement of $250 million in cumulative FCX-007 net sales and an additional $50 million upon the achievement of $750 million in cumulative FCX-007 net sales. In addition, CCP will pay us a 30% share of the gross profits from FCX-007 sales. We will retain sole ownership of the Rare Pediatric Disease Priority Review Voucher, which may be granted upon BLA approval of FCX-007.

As part of our existing exclusive channel collaboration agreement with Intrexon Corporation (Intrexon), we will pay Intrexon 50% of all upfront, milestone and profit share payments from CCP. Payments to Intrexon do not include funds received from CCP in connection with the development and manufacturing costs or payments for supply of FCX-007.

Unless earlier terminated, the CCP Agreement will expire on the later of (a) expiration of the last-to-expire valid claim of any FCX-007 patent rights in the United States and (b) forty years from the date of initial BLA approval of FCX-007. CCP has the right to terminate the CCP Agreement at will upon 180 days’ prior written notice. CCP may also terminate the CCP Agreement at any time, upon 180 days’ prior written notice to us, in the event (i) CCP determines, in its reasonable discretion, that further development or commercialization of FCX-007 is not commercially viable or (ii) CCP determines that development or commercialization of FCX-007 must be terminated because of safety issues outside of CCP’s reasonable control. Either party may, subject to specified cure periods, terminate the CCP Agreement in the event of the other party’s uncured material breach, and either party may terminate the CCP Agreement under specified circumstances relating to the other party’s insolvency.

Based on our receipt of the upfront payment from CCP and reduction of expenses associated with the development of FCX-007, we believe our existing cash will be sufficient to fund operations into the third quarter of 2020.

In connection with the execution of the CCP Agreement with CCP, we concluded our strategic alternative review process announced last year.

Development Programs

Our current pipeline consists of the following product candidates, which we are developing in collaboration with Intrexon and CCP (FCX-007 only):

FCX-007 is our clinical-stage, gene therapy product candidate for the treatment of RDEB, a congenital and progressive orphan skin disease caused by the deficiency of type VII collagen (COL7). FCX-007 is a genetically-modified autologous fibroblast that encodes the gene for COL7 for localized treatment of RDEB and is being developed in collaboration with Intrexon. By genetically modifying autologous fibroblasts ex vivo to produce COL7, culturing them and then treating wounds locally via injection, FCX-007 offers the potential to address the underlying cause of the disease by providing high levels of COL7 directly to the affected areas, thereby avoiding systemic treatment.

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

We completed the targeted enrollment of six patients ages seven and older in the Phase 2 portion of the Phase 1/2 clinical trial for FCX-007, and have over-enrolled by one patient for a total of seven patients. The Phase 2 population consists of one adult and six pediatric patients. In March 2019, we reported additional positive safety and wound healing data for our ongoing Phase 1/2 trial. To date, FCX-007 has been evaluated in eight wounds across five adult patients. In addition, we recently completed dosing of a sixth patient—the first pediatric patient treated in the Phase 2 portion of the Phase 1/2 trial for FCX-007—using the expected Phase 3 clinical trial dose regimen.

    In October 2018, we completed a Type C meeting with the FDA to discuss the design of a Phase 3 clinical trial protocol for FCX-007. The FDA provided guidance on various clinical trial design aspects and Chemistry, Manufacturing and Control (CMC) requirements of the proposed Phase 3 clinical trial. In November 2018, we received the official minutes from the FDA for the Type C meeting. Based on FDA’s feedback, we prepared a Phase 3 clinical trial protocol for FCX-007 and filed it as part of the briefing package for the Type B meeting in March 2019. We completed a Type B end-of-Phase 2 face-to-face meeting with the FDA in March 2019 to discuss the design of a Phase 3 clinical trial for FCX-007 to support a BLA filing. In the Type B meeting, the FDA provided guidance on various design aspects of our proposed Phase 3 clinical trial, named DEFI-RDEB. We plan to submit a revised clinical trial protocol and statistical analysis plan based upon the FDA’s feedback and requested CMC information to the IND application. We plan to continue the remaining follow-up visits with all Phase 1/2 patients, but do not intend to dose additional patients as part of the trial. Furthermore, we plan to initiate a Phase 3 clinical trial for FCX-007 in the second quarter of 2019. We project enrollment and dosing of Phase 3 patients will be completed in the third quarter of 2020 and data collection for the primary endpoint will be completed in the fourth quarter of 2020.  If the Phase 3 trial is successful and completed within our projected timeframe, we expect to file a BLA for FCX-007 in 2021.

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

In addition, our second clinical stage gene therapy candidate, FCX-013 is in development for the treatment of moderate to severe localized scleroderma, which manifests as excess production of extracellular matrix, specifically collagen, resulting in thickening of the skin and connective tissue. FCX-013 is designed to be injected under the skin at the location of the fibrotic lesions where the genetically-modified fibroblast cells will produce matrix metalloproteinase 1 (MMP-1) to break down excess collagen accumulation. We previously completed a proof-of-concept study and pre-clinical dose-ranging study for FCX-013. In December 2017, we completed a GLP toxicology/biodistribution study. We submitted an IND application for FCX-013 to the FDA in January 2018, and in March 2018, the FDA allowed the IND to progress to clinical trials. We initiated the first investigator site for clinical enrollment for an open label, single arm Phase 1/2 clinical trial. We are currently enrolling the Phase 1 portion of the Phase 1/2 clinical trial for FCX-013, and expect to complete enrollment of Phase 1 adult patients in the third quarter of 2019. We project that safety and efficacy data for the adult patients in the Phase 1 portion of the trial will be available in mid-2020. In addition, we feel FCX-013 may have future potential to expand into its own pipeline, with applications in other sclerotic disorders. We plan to manufacture FCX-013 at our Exton, PA cGMP manufacturing facility.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of March 31, 2019, we had an accumulated deficit of approximately $192.7 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

Our financial condition is summarized below as of the following dates and is intended to supplement the more detailed discussion that follows:

	March 31, 2019	December 31, 2018
($ in thousands)
Cash and cash equivalents	$11,322	$14,430

Working capital:
Total current assets	$12,539	$14,535
Less: Total current liabilities	3,489	2,172
Net working capital	$9,050	$12,363

Convertible notes payable (gross principal)	$18,003	$18,003

Stockholders’ equity	$6,003	$9,557

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $11.3 million and net working capital of $9.1 million as of March 31, 2019. Net working capital decreased approximately $3.3 million, or 26.8%, from December 31, 2018 to March 31, 2019. This decrease is the result primarily from the net loss incurred for the first three months of 2019.
Under the terms of the CCP Agreement, will receive $2.5 million for the first patient enrolled in the Phase 3 clinical trial of FCX-007 and $30 million upon BLA approval of FCX-007 and FCX-007 commercial manufacturing readiness. We are also eligible to receive up to $75 million in sales milestones, consisting of $25 million upon the achievement of $250 million in cumulative FCX-007 net sales and an additional $50 million upon the achievement of $750 million in cumulative FCX-007 net sales. In addition, CCP will pay us a 30% share of the gross profits from FCX-007 sales.
We believe that our cash and cash equivalents at March 31, 2019 and amounts paid or payable to the Company under the CCP Agreement, including the April 2019 $7.5 million upfront payment and reimbursement of FCX-007 development cost and the $2.5 million milestone payment for the first patient enrolled in the FCX-007 clinical trial will be sufficient to fund operations into the third quarter of 2020. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations.
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

Cash Flows

Our cash flow activity is summarized below for the following periods:

	Three months ended March 31,
($ in thousands)	2019	2018
Net cash flows (used in) provided by:
Operating activities	$(3,077)	$(4,761)
Investing activities	$(9)	$(35)
Financing activities	$(22)	$(420)

Operating Activities. Cash used in operating activities during the three months ended March 31, 2019 was approximately $3.1 million, which is approximately $1.7 million, or 35% less than the three months ended March 31, 2018. This decrease was primarily the result of the change in related party payables due to Intrexon for the Phase 1/2 clinical trial for FCX-007, and the completed pre-clinical work on FCX-013.

Investing Activities. Cash used in investing activities during both the three months ended March 31, 2019 and 2018 was related solely to equipment and leasehold improvement purchases.

Financing Activities. Cash used in financing activities during the three months ended March 31, 2019 and 2018 was for offering costs related to both the December 2018 Private Placement and the December 2017 Public Offering, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

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

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018	% Change
Direct costs:
FCX-007	$756	$(67)	(1,228.4)%	(1)
FCX-013	31	264	(88.3)%	(2)
Other	5	(46)	(110.9)%	(3)
Total direct costs	792	151	424.5%
Indirect costs:
Compensation and related expense	477	527	(9.5)%	(4)
Other indirect R&D costs	718	664	8.1%	(5)
Total indirect costs	1,195	1,191	0.3%
Total research and development expense	$1,987	$1,342	48.1%

(1)
Costs for our FCX-007 program increased approximately $0.8 million, for the three months ended March 31, 2019 compared to the same period in 2018. The increase for the three month period ended March 31, 2019 was primarily related to approximately $0.5 million in costs for vector development in the March 31, 2019 period as well as approximately $0.3 million in increased costs from our clinical partner Intrexon.

Through March 31, 2019, we incurred approximately $26.6 million in direct research and development costs related to our FCX-007 program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase 1/2 clinical trial protocol and recruiting patients. Going forward, research and development investments for this program are expected to support clinical product manufacturing, statistical analyses, report generation and future clinical trial costs. Under the terms of the CCP Agreement, CCP will be responsible for the first $20 million in development costs prior to the initial BLA filing with the FDA and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and we will cover 30% of the remaining additional expenses.

(2)
Costs for our FCX-013 program decreased approximately $0.2 million, or 88.3%, for the three months ended March 31, 2019 compared to the same period in 2018. This decrease was related primarily to decreased costs from our clinical partner Intrexon of approximately $0.1 million, as well as lower costs for materials and professional fees, as substantially all of the costs of the pre-clinical phase of the project were completed at the end of 2017.

Through March 31, 2019, we incurred approximately $14.4 million in direct research and development costs related to our FCX-013 program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the

2012 ECC with Intrexon. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept and pre-clinical dose-ranging studies. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee meeting preparation expenses, and the design and execution of clinical trials.

(3)	Other costs were not significant for the three months ended March 31, 2019 and 2018.

(4)
Compensation and related expense decreased approximately $0.1 million or 9.5% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This decrease is primarily related to decreased salary and benefits cost.

(5)
Other indirect costs increased approximately $0.1 million, or 9.2%, for the three months ended March 31, 2019, as compared to the same period in 2018. This increase was the result primarily of increased lab supply costs.

Selling, General and Administrative Expense
Selling, general and administrative expense was comprised of the following:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018	% Change
Compensation and related expense	$420	$448	(6.3)%	(1)
Professional fees	604	443	36.3%	(2)
Facilities and related expense and other	846	748	13.1%	(3)
Total selling, general and administrative expense	$1,870	$1,639	14.1%

(1)	Compensation and related expense were comparable for the three months ended March 31, 2019 and 2018.

(2)
Professional fees increased approximately $0.2 million, or 36.3%, for the three months ended March 31, 2019 as compared to the same period in 2018. This increase was due primarily to increased legal fees related to the CCP Agreement.

(3)
Facilities and related expense and other, increased approximately $0.1 million, or 13.1%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was due primarily to increased building lease costs.

Warrant Revaluation Income (Expense)

During the three months ended March 31, 2019 and 2018, we recorded non-cash expense of approximately $0.03 million, and non-cash income of approximately $0.2 million, respectively, for warrant revaluation charges in our Condensed Consolidated Statements of Operations. The primary reason for the significant change between the warrant revaluation charges noted above was due to the change in our stock price (from $1.50 to $1.93) during the three months ended March 31, 2019 compared to the decrease (from $3.20 to $2.95) in our stock price during the three months ended March 31, 2018.
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

Derivative Revaluation Income (Expense)

During the three months ended March 31, 2019 and 2018, we recorded non-cash derivative revaluation income of approximately $0.1 million and non-cash derivative revaluation expense of $0.1 million, respectively, for derivative liability revaluation charges in our Condensed Consolidated Statements of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the private placement of an aggregate of $18,087,500 in principal of convertible promissory notes and accompanying warrants to purchase an aggregate of 1,205,840 shares of our common stock to institutional and accredited investors (the 2016 Private Placement). The primary reason for the significant change between the derivative revaluation charges noted above was due to the increase in our stock price (from $1.50 to $1.93) during the three months ended March 31, 2019 compared to the decrease (from $3.20 to $2.95) in our stock price during the three months ended March 31, 2018.

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

Interest Expense

During the three months ended March 31, 2019 and 2018, we recorded interest expense of approximately $0.2 million for each period in our Condensed Consolidated Statements of Operations related to the convertible promissory notes that we issued in the 2016 Private Placement (the Convertible Notes) which bear interest at 4% per annum.

Other income, net

During the three months ended March 31, 2019 and 2018, we had other income of approximately $0.4 million and $0.1 million, respectively. The amount in the 2019 period included approximately $0.3 million in charges being reimbursed under the FDA grant we received in 2018.

Net Loss

Net loss increased approximately $0.8 million to $3.7 million for the three months ended March 31, 2019, as compared to the $2.9 million loss for the three months ended March 31, 2018. The increase in net loss was due primarily to an approximately $0.6 million increase in research and development costs, an approximately $0.2 million increase in selling, general and administrative expenses and an approximately $0.2 million decrease in derivative and warrant revaluation income. These increased losses were partially offset by an approximately $0.2 million increase in other income.

Contractual Obligations

During the three months ended March 31, 2019, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2018 Form 10-K.
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

Our summary of significant accounting policies is described in Note 3 to our Consolidated Financial Statements contained in our 2018 Form 10-K. However, please refer to Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q for updated policies and estimates, if applicable, that could impact our results of operations, financial position, and cash flows.
Recently Issued Accounting Pronouncements

See Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for discussion on recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer) concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A. Risk Factors

You should carefully consider each of the risk factors set forth under the heading “Risk Factors” in our 2018 Form 10-K. The risk factor set forth below supplements those risk factors. The occurrence of any one or more of these risks could materially harm our business, operating results, financial condition and prospects. These risks and uncertainties could also cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements that we make from time to time. Please see “Note Regarding Forward-Looking Statements” appearing at the beginning of this Form 10-Q.
The CCP Agreement is important to our business. If we or CCP fail to adequately perform under the CCP Agreement, or if we or CCP terminate the CCP Agreement, the development and commercialization of FCX-007 would be delayed or terminated and our business would be adversely affected.
The CCP Agreement is important to our business. Under the terms of the CCP Agreement, CCP will receive an exclusive license to commercialize FCX-007 in the United States. Under the terms of the CCP Agreement, CCP will be responsible for the first $20 million in development costs prior to the initial BLA filing with the FDA and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and we will cover 30% of the remaining additional expenses. We will maintain responsibility for the development (including pre-launch manufacturing) of FCX-007 through initial BLA approval of FCX-007, and CCP will be responsible for all post-approval development and commercialization activities for FCX-007. We will receive $2.5 million for the first patient enrolled in the Phase 3 clinical trial and $30 million upon BLA approval and commercial manufacturing readiness. We are also eligible to receive up to $75 million in sales milestones, consisting of $25 million upon the achievement of $250 million in cumulative FCX-007 net sales and an additional $50 million upon the achievement of $750 million in cumulative FCX-007 net sales. In addition, CCP will pay us a 30% share of the gross profits from FCX-007 sales.
Under the CCP Agreement, we are dependent upon CCP to successfully commercialize FCX-007 in the United States. We cannot directly control CCP’s commercialization activities or the resources it allocates to FCX-007. Our interests and CCP’s interests may differ or conflict from time to time, or we may disagree with CCP’s level of effort or resource allocation. CCP may internally prioritize FCX-007 differently than we do or it may not allocate sufficient resources to effectively or optimally commercialize FCX-007. If these events were to occur, our business would be adversely affected. CCP also may not be successful in its efforts to commercialize FCX-007, and we may never receive any additional milestone payments or any profit share payments from CCP.
CCP has the right to terminate the CCP Agreement at will upon 180 days’ prior written notice. CCP may also terminate the CCP Agreement at any time, upon 180 days’ prior written notice to us, in the event (i) CCP determines, in its reasonable discretion, that further development or commercialization of FCX-007 is not commercially viable or (ii) CCP determines that development or commercialization of FCX-007 must be terminated because of safety issues outside of CCP’s reasonable control. Either party may, subject to specified cure periods, terminate the CCP Agreement in the event of the other party’s uncured material breach, and either party may terminate the CCP Agreement under specified circumstances relating to the other party’s insolvency.
Termination of the CCP Agreement could cause significant delays in our product development and commercialization efforts that could prevent us from commercializing FCX-007, if approved, without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the CCP Agreement, CCP agreed to provide funding for certain clinical development activities. If the CCP Agreement were terminated, we would need to seek additional financing to support the research and development of FCX-007, which may not be available on commercially reasonable terms, if at all. If we are unable to obtain additional financing to support the continued development of FCX-007, we may need to discontinue our development efforts of FCX-007 and our other product candidates, which would have a materially adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed on our Current Reports on Form 8-K filed with the SEC, we did not issue any unregistered equity securities during the three months ended March 31, 2019.

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

3.8	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015)
3.9	Amendment to Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 24, 2009)
4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed September 8, 2016)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed September 8, 2016)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed March 8, 2017)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed December 11, 2017)
4.6	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed December 11, 2017)
4.7	Form of Underwriter’s Common Stock Purchase Warrant issued in December 2017 offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed December 11, 2017)
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed May 31, 2018)
4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed May 31, 2018)
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed July 5, 2018)
4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed July 5, 2018)

*31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
**32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ John M. Maslowski
John M. Maslowski
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2019