Form 10-Q
period 2019-06-30
Fibrocell Science, Inc.
filed 2019-08-14
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐  No ☒
As of August 7, 2019, there were 9,758,332 outstanding shares of the registrant’s common stock, par value $0.001.

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

•	our expectation that our existing cash resources will be sufficient to enable us to fund our operations into the third quarter of 2020;

•	our future expenses and capital expenditures;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our plans to address our future capital requirements and the consequences of failing to do so;

•	our projection to complete enrollment and dosing of Phase 3 patients in the third quarter of 2020 and complete data collection for the primary endpoint in the fourth quarter of 2020;

•	our expectation to file a Biologics License Application (BLA) for FCX-007 in 2021 if the Phase 3 clinical trial is successful and completed within our projected timeframe;

•	the potential benefits of the co-development and license agreement (CCP Agreement) between us and Castle Creek Pharmaceuticals, LLC (CCP);

•	the potential to earn future milestone and profit share payments under the CCP Agreement;

•	our plans to complete enrollment of Phase 1 adult patients in a Phase 1/2 clinical trial for FCX-013 in the third quarter of 2019;

•	our projection that safety and efficacy data from adult patients in the Phase 1 portion of the clinical trial of FCX-013 will be available in mid-2020;

•	our product development goals under our collaborations with Intrexon Corporation for our product candidates;

•	the potential benefits of Fast Track, Orphan Drug, Rare Pediatric Disease and Regenerative Medicine Advanced Therapy (RMAT) designations;

•	the potential advantages of our product candidates and technologies; and

•	the effect of legal and regulatory developments;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Fibrocell Science, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
($ in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$13,675	$14,430
Accounts receivable	1,911	—
Contract asset - current	8,439	—
Prepaid expenses and other current assets	841	105
Total current assets	24,866	14,535
Property and equipment, net of accumulated depreciation of $2,479 and $2,311, respectively	1,289	1,222
Right of use asset - operating lease	4,421	—
Contract asset - long term	4,279	—
Other assets	1	1
Total assets	$34,856	$15,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,085	$452
Related party payable	3,815	100
Income taxes payable	634	—
Accrued expenses	1,381	1,470
Lease liability, current - operating lease	186	—
Deferred rent, current	—	150
Total current liabilities	7,101	2,172
Convertible promissory notes, net of debt discount of $18,003 and $18,003, respectively (see Note 6)	—	—
Accrued interest payable	2,134	1,738
Warrant liability	144	152
Derivative liability	2,557	1,474
Lease liability, operating lease	5,057	—
Deferred rent	—	665
Total liabilities	16,993	6,201

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series A nonredeemable convertible preferred stock; 8,000 shares designated, 8,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively; aggregate liquidation preference of $8,771 at June 30, 2019 and $8,600 at December 31, 2018.	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 9,758,332 shares issued and outstanding at June 30, 2019 and December 31, 2018.	10	10
Additional paid-in capital	198,856	198,627
Accumulated deficit	(181,003)	(189,080)
Total stockholders’ equity	17,863	9,557
Total liabilities and stockholders’ equity	$34,856	$15,758
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
License revenue	$20,979	$—	$20,979	$—
Collaboration revenue	813	—	813	—
Total revenues	21,792	—	21,792	—

Cost of license - related party	3,750	—	3,750	—
Cost of collaboration revenue	1,355	—	1,355	—
Cost of collaboration revenue - related party	67	—	67	—
Total cost of revenue	5,172	—	5,172	—

Gross profit	16,620	—	16,620	—

Research and development expense	600	1,415	2,543	3,060
Research and development expense - related party (see Note 10)	(4)	106	40	(197)
Selling, general and administrative expense	2,456	1,556	4,326	3,195
Operating income (loss)	13,568	(3,077)	9,711	(6,058)
Other income (expense):
Warrant revaluation income	37	91	8	326
Derivative revaluation income (expense)	(1,138)	242	(1,083)	179
Interest expense	(200)	(191)	(397)	(381)
Other income, net	110	41	472	139
Income (loss) before income taxes	12,377	(2,894)	8,711	(5,795)
Income tax (expense)	(634)	—	(634)	—
Net income (loss)	11,743	(2,894)	8,077	(5,795)
Dividend paid in-kind to preferred stockholders	(86)	(83)	(171)	(165)
Deemed dividend on preferred stock (see Note 12)	(145)	(126)	(285)	(247)
Net income (loss) attributable to common stockholders	$11,512	$(3,103)	$7,621	$(6,207)

Per Share Information:
Net income (loss):
Basic	$1.18	$(0.49)	$0.78	$(1.03)
Diluted	$1.12	$(0.49)	$0.77	$(1.03)
Weighted average number of common shares outstanding:
Basic	9,758,332	6,376,048	9,758,332	6,026,454
Diluted	11,697,391	6,376,048	10,509,881	6,026,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)
($ in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	8,000	$—	5,189,755	$26	$187,784	$(178,803)	$9,007
Effect of the May 2018 reverse stock split on common stock and additional paid in capital, beginning balance	—	—	—	(20)	20	—	—
Stock-based compensation expense	—	—	—	—	129	—	129
Conversion of pre-funded warrants	—	—	483,221	—	24	—	24
Net loss	—	—	—	—	—	(2,901)	(2,901)
Balance, March 31, 2018	8,000	$—	5,672,976	$6	$187,957	$(181,704)	$6,259
Stock-based compensation expense	—	—	—	—	131	—	131
May 2018 Registered Direct Offering, net of offering costs of $627	—	—	2,038,224	2	5,371	—	5,373
Exercise of warrants	—	—	129,702	—	499	—	499
Net loss	—	—	—	—	—	(2,894)	(2,894)
Balance, June 30, 2018	8,000	$—	7,840,902	$8	$193,958	$(184,598)	$9,368

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	8,000	$—	9,758,332	$10	$198,627	$(189,080)	$9,557
Stock-based compensation expense	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(3,666)	(3,666)
Balance, March 31, 2019	8,000	$—	9,758,332	$10	$198,739	$(192,746)	$6,003
Stock-based compensation expense	—	—	—	—	117	—	117
Net income	—	—	—	—	—	11,743	11,743
Balance, June 30, 2019	8,000	$—	9,758,332	$10	$198,856	$(181,003)	$17,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
($ in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$8,077	$(5,795)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	229	260
Warrant revaluation income	(8)	(326)
Derivative revaluation expense (income)	1,083	(179)
Depreciation and amortization of long lived assets	168	202
Decrease (increase) in operating assets:
Accounts receivable	(1,911)	—
Contract asset	(12,718)	—
Prepaid expenses and other current assets	(706)	30
Increase (decrease) in operating liabilities:
Accounts payable	485	51
Related party payable	3,715	(2,027)
Income taxes payable	634	—
Accrued expenses, deferred rent	(67)	(74)
Accrued lease liabilities - operating lease	(23)	—
Accrued interest payable	396	382
Net cash used in operating activities	(646)	(7,476)
Cash flows from investing activities:
Purchase of property and equipment	(87)	(83)
Net cash used in investing activities	(87)	(83)
Cash flows from financing activities:
Payment of deferred offering costs	(22)	(444)
Proceeds from conversion of pre-funded warrants	—	24
Proceeds from conversion of common warrants	—	499
Proceeds from May 2018 Registered Direct Offering, net of offering costs of $527	—	5,473
Net cash provided by (used in) financing activities	(22)	5,552
Effect of exchange rate changes on cash balances	—	—
Net decrease in cash and cash equivalents	(755)	(2,007)
Cash and cash equivalents, beginning of period	14,430	17,417
Cash and cash equivalents, end of period	$13,675	$15,410

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$157	$52
Offering costs in accounts payable and accrued expenses	$15	$100
Dividend paid in-kind to preferred stockholders	$171	$165
Deemed dividend on preferred stock	$285	$247

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

On April 12, 2019, the Company entered into a co-development and license agreement (CCP Agreement) with Castle Creek Pharmaceuticals, LLC (CCP) with respect to the development and commercialization of the Company’s lead gene therapy candidate, FCX-007, for the treatment of (RDEB).

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

Unless earlier terminated, the CCP Agreement will expire on the later of (a) expiration of the last to expire valid claim of any FCX-007 patent rights in the United States and (b) forty years from the date of initial BLA approval of FCX-007.

CCP has the right to terminate the CCP Agreement at will upon 180 days’ prior written notice. If CCP elects to terminate the CCP Agreement at will, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory pay to CCP an amount equal to five percent (5%) of FCX-007 gross profit in

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business and Organization (continued)

respect of sales of FCX-007 in the territory by the Company, its affiliates or licensees in the initial indication and any additional indications developed or commercialized by the parties as of the effective date of termination.

CCP may also terminate the CCP Agreement at any time, upon 180 days’ prior written notice to the Company, in the event (i) CCP determines, in its reasonable discretion, that further development or commercialization of FCX-007 is not commercially viable or (ii) CCP determines that development or commercialization of FCX-007 must be terminated because of safety issues outside of CCP’s reasonable control.  If CCP elects to terminate the CCP Agreement due to either of the specified reasons set forth in the preceding sentence, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory pay to CCP an amount equal to five percent (5%) of FCX-007 gross profit in respect of sales of FCX-007 in the territory by the Company, its affiliates or licensees in the initial indication and any additional indications developed or commercialized by the parties as of the effective date of termination. Either party may, subject to specified cure periods, terminate the CCP Agreement in the event of the other party’s uncured material breach, and either party may terminate the CCP Agreement under specified circumstances relating to the other party’s insolvency. The upfront payment and milestone payments are non-refundable; provided, however, that certain disputed payments may be refunded in accordance with the dispute resolutions procedures set forth in the CCP Agreement.

Based on the Company’s receipt of the upfront payment from CCP and reduction of expenses associated with the development of FCX-007, the Company believes its existing cash will be sufficient to fund operations into the third quarter of 2020.

The Company concluded its strategic alternative review process announced last year, as a result of the execution of the CCP Agreement with CCP.

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. For the six-month period ended June 30, 2019 the Company recorded net income of approximately $8.1 million and used approximately $0.6 million in cash for operations. As of June 30, 2019, the Company had cash and cash equivalents of approximately $13.7 million, working capital of approximately $17.8 million and an accumulated deficit of approximately $181.0 million.

The Company believes that its cash and cash equivalents at June 30, 2019 and amounts paid or payable to the Company under the CCP Agreement, including reimbursement of the FCX-007 development cost and the milestone payment for the first patient enrolled in the FCX-007 clinical trial will be sufficient to fund operations into the third quarter of 2020.

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business and Organization (continued)

On January 23, 2018, the Company received notice (the Notice) from the Nasdaq Stock Market LLC (Nasdaq) that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. On May 24, 2018, the Company implemented a one-for-five reverse split of the issued and outstanding shares of the Company’s common stock (the Reverse Stock Split), as authorized at the annual meeting of stockholders on May 23, 2018. The Reverse Stock Split became effective on May 24, 2018 at 5:00 pm and the Company’s common stock began trading on Nasdaq on a post-split basis at the open of business on May 25, 2018. As of a result of the Reverse Stock Split, every five shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on Nasdaq. On June 11, 2018, the Company received written notice from Nasdaq notifying the Company that the closing bid price of the Company's common stock had been at $1.00 per share or greater for a minimum of ten consecutive business days and accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2). All share and per share amounts of common stock, options and warrants in the accompanying financial statements and related notes, have been restated for all periods to give retroactive effect to the Reverse Stock Split. Accordingly, the Condensed Consolidated Statement of Stockholders’ Equity reflects the impact of the Reverse Stock Split by reclassifying from
“Common Stock” to “Additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist the Company’s common stock if its stockholders’ equity falls below $2.5 million. As of June 30, 2019, the Company’s stockholders’ equity was approximately $17.9 million. If the Company’s stockholders’ equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, the Company will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if the Company is unable to demonstrate to Nasdaq’s satisfaction that it will be able to sustain compliance with this requirement, Nasdaq may delist the Company’s common stock. In addition, even if the Company regains technical compliance with the stockholders’ equity requirement, it will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq, including the requirement that the Company’s common stock continues to trade above $1.00.

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
Note 3. Summary of Significant Accounting Policies

Revenue
For the three and six-month periods ended June 30, 2019 the Company earned 100% of its license and development service revenue from one collaboration partner.
In accordance with FASB’s ASC 606, Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To achieve this core principle, the Company applied the following five steps:
1) Identify the contract with the customer
A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s intent and ability to pay, which is based on a variety of factors including the customer’s historical payment experience, or in the case of a new customer, published credit and financial information pertaining to the customer.
2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether the promised goods and services are capable of

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3. Summary of Significant Accounting Policies (continued)

being distinct and are distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.
3) Determine the transaction price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail in Note 4.
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative stand-alone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative stand-alone selling prices. Determining the amount of the transaction price to allocate to each separate performance obligation requires significant judgment, which is discussed in further detail in Note 4.
5) Recognize revenue when or as the Company satisfies a performance obligation
The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, settle liabilities, and holding or selling the asset. ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that faithfully depicts the Company’s performance in transferring control of the goods and services. The guidance allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation:

1.
Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units of produced or units delivered); and

2.
Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3. Summary of Significant Accounting Policies (continued)

in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Milestone payments: At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company uses the most likely amount method for development and regulatory milestone payments. If it is probable that a significant cumulative revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Up-front Fees: Depending on the nature of the agreement, up-front payments and fees may be recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.
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

After the proceeds are allocated to the freestanding instruments, resulting in an initial discount on the host contract, those instruments are further evaluated for embedded features (i.e. conversion options) that require bifurcation and separate accounting as a derivative financial instrument pursuant to ASC 815. Embedded derivatives are initially and subsequently measured at fair value. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. See Note 6 for additional discussion on the identified embedded derivatives associated with the Company’s convertible notes.

The Company accounts for convertible instruments in which it is determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20. Under ASC 470-20, the Company records, when necessary, discounts to convertible notes or convertible preferred stock for the intrinsic value of conversion options embedded in the convertible instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the convertible instrument, unless limited by the proceeds allocated to such instrument. See Note 6 and Note 12 for additional discussion on the identified embedded features (conversion options) associated with the Company’s convertible notes and convertible preferred stock and resulting beneficial conversion features recorded.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three months ended March 31, 2019 and 2018, the Company did not record a tax expense or benefit. The effective tax rate for the three months ended March 31, 2019 and 2018 was 0%. The effective tax rate for the three months ended March 31, 2019 and 2018 differs from the statutory tax rate due to expected current year and historical losses.  For the six months ended June 30, 2019 and 2018, the Company recorded a tax expense of $0.6 million and $0, respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 was 7.23%

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3. Summary of Significant Accounting Policies (continued)

and 0%, respectively. The effective tax rate for the six months ended June 30, 2019 differs from the statutory rate primarily due to Pennsylvania state taxes that result from Pennsylvania’s limitation on the use of net operating losses allowed to be utilized against Pennsylvania taxable income generated as a result of the revenue recorded from the CCP Agreement. The Company does not have a net deferred tax asset because it maintains a full valuation allowance against all deferred tax assets as management has determined that it is more likely than not, that the Company will be unable to realize these future tax benefits. As of June 30, 2019, the Company had no uncertain tax positions.

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

The adoption of the new standard resulted in recording right of use assets-operating lease, of approximately $4.5 million and lease liabilities-operating lease, of approximately $5.3 million as of January 1, 2019. See Note 5 for additional information related to leases.

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

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 4. Revenue from Contracts with Customers
CCP Co-development and License Agreement
On April 12, 2019, the Company entered into the CCP Agreement with CCP with respect to the development and commercialization of the Company’s lead gene therapy candidate, FCX-007, for the treatment of RDEB.

Under the terms of the CCP Agreement, CCP received an exclusive license to commercialize FCX-007 in the United States. CCP will be responsible for the first $20 million in development costs prior to the initial BLA filing with the FDA and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and the Company will be responsible for 30% of the remaining additional expenses. The Company will maintain responsibility for the development (including pre-launch manufacturing) of FCX-007 through initial BLA approval of FCX-007, and CCP will be responsible for all post-approval development and commercialization activities for FCX-007. The parties have agreed to negotiate the terms of a manufacturing and supply agreement that will set forth the terms under which the Company will supply CCP commercial quantities of FCX-007. A joint development committee consisting of representatives from the Company and CCP will oversee the development of FCX-007 pursuant to an agreed-upon development plan and budget.

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

As part of the Company’s existing exclusive channel collaboration agreement with Intrexon, the Company will pay Intrexon 50% of all upfront, milestone and profit share payments from CCP. Payments to Intrexon do not include funds received by the Company from CCP in connection with the development and manufacturing costs or payments for supply of FCX-007.

Unless earlier terminated, the CCP Agreement will expire on the later of (a) expiration of the last-to-expire valid claim of any FCX-007 patent rights in the United States and (b) forty years from the date of initial BLA approval of FCX-007.

CCP has the right to terminate the CCP Agreement at will upon 180 days’ prior written notice. If CCP elects to terminate the CCP Agreement at will, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory pay to CCP an amount equal to five percent (5%) of FCX-007 gross profit in respect of sales of FCX-007 in the territory by the Company, its affiliates or licensees in the Initial Indication and any additional indications developed or commercialized by the parties as of the effective date of termination.

CCP may also terminate the CCP Agreement at any time, upon 180 days’ prior written notice to the Company, in the event (i) CCP determines, in its reasonable discretion, that further development or commercialization of FCX-007 is not commercially viable or (ii) CCP determines that development or commercialization of FCX-007 must be terminated because of safety issues outside of CCP’s reasonable control. If CCP elects to terminate the CCP Agreement due to either of the specified reasons set forth in the preceding sentence, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory pay to CCP an amount equal to five percent (5%) of FCX-007 gross profit in respect of sales of FCX-007 in the territory by the Company, its affiliates or licensees in the initial indication and any additional indications developed or commercialized by the parties as of the effective date of termination. Either party may, subject to specified cure periods, terminate the CCP Agreement in the event of the other party’s uncured material breach, and either party may terminate the CCP Agreement under specified circumstances relating to the other party’s insolvency. The upfront payment and milestone payments are non-refundable; provided, however, that certain disputed payments may be refunded in accordance with the dispute resolutions procedures set forth in the CCP Agreement.

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 4. Revenue from Contracts with Customers (continued)

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, CCP, is a customer. The Company identified the following distinct performance obligations under the contract: (1) an exclusive license to the Company’s know-how and patent rights to manufacture and market FCX-007 (IP); and (2) the provision of development services.
The Company determined that the initial upfront payment of $7.5 million and approximately $21.7 million of development services, totaling approximately $29.2 million, constituted all of the consideration to be included in the initial transaction price and to be allocated to the performance obligations based on their relative stand-alone selling prices. The initial transaction price also includes the $2.5 million milestone which the Company will receive with the first patient’s admission into the Phase 3 clinical trial. This milestone has been fully attributed to the development services, increasing the total transaction price at inception to approximately $31.7 million.
Revenue attributable to the sale of a right to use the exclusive license for IP was recognized at a point in time when the license transferred to CCP. The Company assessed the relative stand-alone selling price of each performance obligation, utilizing a discounted cash flow model for the license and a cost plus margin model for the research and development services, then allocated the transaction price to each performance obligation based upon their relative stand-alone selling prices. The relative stand-alone selling prices were approximately a 72% / 28% split between the license and research and development services, resulting in approximately $21.0 million, being assigned to the license and approximately $8.2 million being assigned to the research and development services. Therefore the $21.0 million assigned to the license was recognized as revenue in both the three and six months ended June 30, 2019. A contract asset of $13.5 million has been recorded for the excess of revenue recognized over the $7.5 million upfront payment received.
The remaining revenue of $10.7 million related to the development activities will be recognized over time as those services are delivered based on the cost-to-cost input method. The Company believes the cost-to-cost method provides the most faithful depiction of value transferred to the customer. At June 30, 2019, $9.9 million of this revenue remains unrecognized and is expected be recognized through the first half of 2021 as follows (in millions).

Time Period	Amount
Remainder of 2019	4.7
2020	4.3
2021	0.9
Total	9.9

The $30 million milestone for BLA approval has been excluded from the initial transaction price, as the Company could not conclude that it was probable a significant reversal of cumulative revenue would not occur. Event driven milestones are a form of variable consideration as the payments are variable based on the occurrence of future events. As part of its estimation of the amount, the Company considered numerous factors, including that the receipt of the milestones is outside of its control and contingent upon success in future clinical trials and the licensee’s efforts.
Milestones based on sales levels, will be treated as sales/use based royalties related to the license and will therefore, be earned as the sales thresholds are met and are not considered part of the transaction price..

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 4. Revenue from Contracts with Customers (continued)
Disaggregation of Revenue
The following table presents revenue (in thousands) for the three and six-month periods ended June 30, 2019 disaggregated by revenue type.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue Type
License revenue	$20,979	$20,979
Collaboration revenue	813	813
	$21,792	$21,792

Contract Balances
Contract assets primarily relate to our rights to consideration for the license delivered but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. At June 30, 2019 the Company had $12.7 million in contract assets, with $8.4 million classified in current assets and $4.3 classified in long-term assets. The Company had no asset impairment charges related to contract assets in the period. The following table provides information about contract assets from contracts with customers (in thousands):

Year ended December 31, 2018	Balance at beginning of period	Additions	Deductions	Balance at June 30, 2019
Contract assets:
Unbilled receivables from collaboration partners	$—	$13,479	$(761)	$12,718

During the three and six-month periods ended June 30, 2019, the Company did not recognize any revenue from amounts included in the contract asset balances from performance obligations satisfied in previous periods. The Company has no costs to obtain or fulfill contracts that would qualify for capitalization. Amounts billed to CCP under this arrangement are payable to the Company within 60 days.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5. Leases

The Company has an operating lease for an office, manufacturing and research building, located at 405 Eagleview Boulevard, Exton, Pennsylvania, which consists of approximately 86,500 square feet of space.

The Company entered into this operating lease in April 2011. The lease agreement has a remaining lease term of 3 years, 9 months, and expires in March 2023. The lease also contains an additional five year option for the Company to extend the lease at a fair market value rate, which the Company expects to exercise. The lease term, is the period of the lease not cancellable by the Company, together with periods covered by: (i) renewal options the Company is reasonable certain to exercise, (ii) termination options the Company is reasonable certain not to exercise and (iii) renewal or termination options that are controlled by the lessor.

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

The operating lease cost for the three and six months ended June 30, 2019 was approximately $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2019, approximately $0.3 million and $0.6 million, respectively was charged to selling, general and administrative expenses and approximately $0.1 million for each of the periods was charged to research and development expenses, with a remaining lease term of 8 years, 9 months, inclusive of the 5 year renewal option the Company expects to exercise.

Cash payments made in the six months ended June 30, 2019 under the operating lease was approximately $0.7 million.

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5. Leases (continued)

The following table provides a breakdown of our lease balances within our condensed consolidated balance sheet as of June 30, 2019:

Right of use asset - operating lease	$4,421

Lease liabilities - current - operating lease	186

Lease liabilities - long term - operating lease	5,057

Total lease liabilities - operating lease	$5,243

Other information related to our lease is as follows:

June 30,
2019

Remaining lease term- operating lease, in years	8.75 years

Discount rate - operating lease	25.49%

Future minimum lease payments under our non-cancellable operating lease as of June 30, 2019 were as follows:

Year ending December 31,	2019	$735
	2020	1,471
	2021	1,471
	2022	1,471
	2023	1,471
	2024 and thereafter	6,248

	Total	12,867

	Less: imputed interest	(7,624)

	Current and long-term operating lease liability	$5,243

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5. Leases (continued)

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

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company repay any such accrued and unpaid interest by delivering such number of shares of the Company’s common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of the Company’s common stock as reported on Nasdaq on the date of such election plus $0.12625, and (ii) the Conversion Price (as defined below). As of June 30, 2019 and for each prior quarterly period since issuance, the Company has elected to accrue interest. At June 30, 2019 the outstanding notes have a principal balance due of approximately $18 million and related accrued interest of approximately $2.1 million.

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

During the three and six months ending June 30, 2019, there were no conversions of the Notes into shares of the Company’s common stock.

Accounting for Convertible Notes and Embedded Derivatives

The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from allocation of proceeds to interest expense using the effective interest method over the expected term of the Notes pursuant to ASC 835, Interest (ASC 835).

See Note 3 for discussion of the Company’s policies for accounting for convertible instruments (i.e. convertible debt) with detachable liability-classified warrants. In connection with the issuance of the Notes and Warrants, the Company recorded a debt discount of approximately $18.1 million based on an allocation of proceeds to the Warrants of approximately $9.6

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6. Convertible Notes (continued)

million, an allocation to bifurcated derivatives (which consist of a contingent put option upon a change of control or acceleration upon event of default (the Contingent Put Option) and a contingent call option upon a change of control (the Contingent Call Option) included in the Notes of approximately $1.3 million, and a beneficial conversion feature of approximately $7.2 million, before issuance costs, based on the difference between the fair value of the underlying common stock at the commitment date of each Note transaction and the effective conversion price of the Notes, as limited by the proceeds allocated to the Notes.

Convertible promissory notes outstanding were as follows:

($ in thousands)	June 30, 2019	December 31, 2018
Convertible promissory notes	$18,003	$18,003
Debt discount - warrants	(9,598)	(9,598)
Debt discount - compound bifurcated derivatives	(1,267)	(1,267)
Debt discount - beneficial conversion feature	(7,138)	(7,138)
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes, and is included in interest expense in the Condensed Consolidated Statements of Operations. Amortization for the six months ended June 30, 2019 and June 30, 2018, including the amortization of the issuance costs, was $0 for both periods. Based on an effective yield of approximately 1157% resulting from the Notes being initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021.

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

Changes to the key assumptions or to the scenarios used in the valuation model, including the probability of key events, such as a change of control transaction, and the credit spread could have a material impact to the overall valuation of the

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6. Convertible Notes (continued)

compound bifurcated derivative liability. A 5% change to the probability of a change of control event occurring in 2019 and 2020 would impact the derivative fair value by approximately $0.3 million and $0.1 million, respectively. A 5% change in the estimated credit spread would impact the derivative fair value by approximately $0.4 million. The sensitivity examples provided are included for illustrative purposes only and do not reflect the changes in these assumptions used by the Company. Changes in excess of those illustrated may occur in any period.

The estimated fair value of the compound bifurcated derivative is determined to represent a Level 3 instrument. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	June 30, 2019	December 31, 2018
Calculated aggregate value	$2,557	$1,474
Closing price per share of common stock	$1.90	$1.50
Contractual remaining term	7 years, 2 months	7 years, 8 months
Contractual interest rate	4.0%	4.0%
Volume-weighted average conversion rate	$17.04667	$17.04667
Risk-free interest rate (term structure)	1.71% - 2.18%	2.44% - 2.69%
Dividend yield	—	—
Credit Rating	CC	CC
Credit Spread	28.01%	31.77%
Volatility	89.2%	87.5%

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation income (expense) in the Company’s Condensed Consolidated Statements of Operations.  The change in estimated fair value of the Company's derivative liability for the six months ended June 30, 2019 and June 30, 2018 resulted in non-cash income (expense) of approximately $(1.1) million and approximately $0.2 million, respectively.
Note 7. Warrants

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Warrants (continued)

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

In March 2017, the Company issued warrants to purchase 687,468 shares of its common stock in connection with the Company’s public offering of convertible preferred stock and warrants (each a Series A Warrant and collectively, the Series A Warrants), more fully described in Note 12. Each Series A Warrant has an exercise price of $12.69, is exercisable six months after the date of issuance and will expire five years from the date of issuance.

The Company’s outstanding warrants consist of both liability-classified warrants and equity-classified warrants. The following table summarizes outstanding warrants to purchase the Company’s common stock:

	Number of warrants
	June 30, 2019	December 31, 2018	Exercise Price	Expiration Dates
Liability-classified Warrants
Issued with September 2016 Convertible Notes	1,205,840	1,205,840	$22.50	Sept 2021
Total liability-classified warrants	1,205,840	1,205,840

Equity-classified Warrants
Issued in 2017 Series A Preferred Stock Offering	687,468	687,468	$12.69	Mar 2022
Issued in December 2017 Offering - common warrants	2,679,702	2,679,702	$3.85	Dec 2022
Issued in December 2017 Offering - underwriter warrants	87,274	87,274	$4.8125	Dec 2022
Issued in May 2018 Private Placement - common warrants	1,528,668	1,528,668	$2.86	Nov 2023
Issued in May 2018 - underwriter warrants	142,676	142,676	$3.679	May 2023
Issued in July 2018 Private Placement - common warrants	958,152	958,152	$2.70	Jan 2024
Issued in July 2018 - underwriter warrants	103,186	103,186	$3.464	Jul 2023
Total equity-classified warrants	6,187,126	6,187,126

Total outstanding warrants	7,392,966	7,392,966

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Warrants (continued)

The table below is a summary of the Company’s warrant activity during the six months ended June 30, 2019:

	Number of warrants			Weighted- average exercise price
	Liability-classified	Equity-classified	Total
Outstanding at December 31, 2018	1,205,840	6,187,126	7,392,966	$7.36
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2019	1,205,840	6,187,126	7,392,966	$7.36

Accounting for Liability-Classified Warrants

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in warrant revaluation income in the Company’s Condensed Consolidated Statements of Operations in each subsequent period. The change in the estimated fair value of the warrant liability for the six months ended June 30, 2019 and June 30, 2018, resulted in non-cash income of approximately $0.01 million and $0.3 million, respectively.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Warrants (continued)

The following table summarizes the calculated aggregate fair values of the liability classified warrants, along with the inputs and assumptions utilized in each calculation:

($ in thousands except per share data)	June 30, 2019	December 31, 2018
Calculated aggregate value	$144	$152
Weighted average exercise price per share	$22.50	$22.50
Closing price per share of common stock	$1.90	$1.50
Volatility	92.8%	94.1%
Weighted average remaining expected life	2 years, 3 months	2 years, 8 months
Risk-free interest rate	1.74%	2.45%
Dividend yield	—	—

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2019.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, money market funds with less than 90 days maturity	$12,369	$—	$—	$12,369
Total Assets	$12,369	$—	$—	$12,369
Liabilities:
Warrant liability	$—	$—	$144	$144
Derivative liability	—	—	2,557	2,557
Total Liabilities	$—	$—	$2,701	$2,701

	December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, money market funds with less than 90 days maturity	$12,290	$—	$—	$12,290
Total Assets	$12,290	$—	$—	$12,290
Liabilities:
Warrant liability	$—	$—	$152	$152
Derivative liability	—	—	1,474	1,474
Total Liabilities	$—	$—	$1,626	$1,626

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8. Fair Value Measurements (continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Warrant
($ in thousands)	Liability
Balance at December 31, 2018	$152
Change in fair value of warrant liability	(8)
Balance at June 30, 2019	$144

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 7 for further discussion of the warrant liability.

Bifurcated Compound Derivative - Derivative Liability

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Derivative
($ in thousands)	Liability
Balance at December 31, 2018	$1,474
Change in fair value of derivative liability	1,083
Balance at June 30, 2019	$2,557

The fair value of the derivative liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 6 for further discussion of the derivative liability.

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
(unaudited)
Note 8. Fair Value Measurements (continued)

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

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes with embedded derivatives was approximately $16.9 million at June 30, 2019, based on Level 3 inputs, compared to a carrying value of $0, as a result of unamortized debt discounts.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Stock-Based Compensation

2019 Equity Incentive Plan

The Company’s Board of Directors (the Board) adopted the 2019 Equity Incentive Plan (the Plan), which was subsequently approved by the Company’s stockholders, effective June 12, 2019.  The Plan superseded and replaced the Company’s 2009 Equity Incentive Plan in its entirety. The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives. The Plan allows for the issuance of up to 700,000 shares of the Company’s common stock. At June 30, 2019, there were 501,827 options outstanding under the Company’s 2009 Equity Incentive Plan, as amended.

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years. Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one year anniversary date for non-employee director options.  The Plan had 605,000 shares available for future grants as of June 30, 2019.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the six months ended June 30, 2019 and June 30, 2018, the weighted average fair market value for options granted was $1.43 and $2.22, respectively.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the Condensed Consolidated Statements of Operations was approximately $0.2 million for the six-month period ended June 30, 2019 and approximately $0.3 million for the six-month period ended June 30, 2018.

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
(unaudited)
Note 9. Stock-Based Compensation (continued)

The fair market value of these stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended:

	June 30, 2019	June 30, 2018
Expected term	6 years, 2 months	6 years
Interest rate	2.29%	2.61%
Dividend rate	—	—
Volatility	96.3%	88.0%

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2018	286,712	$46.01	7 years	$—
Granted	310,500	1.82	9 years, 11 months	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(385)	18.05	—	—
Outstanding at June 30, 2019(1)	596,827	$23.04	8 years, 3 months	$26
Exercisable at June 30, 2019	223,805	$57.36	6 years	$—

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The total fair value of options vested during the six months ended June 30, 2019 was approximately $0.5 million. Additionally, as of June 30, 2019, there was approximately $0.7 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2 years, 9 months.
The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.
Note 10. Related Party Transactions

The Company and Intrexon are parties to two distinct exclusive channel collaboration agreements including the Exclusive Channel Collaboration Agreement entered into in October 2012 and amended in June 2013 and January 2014 (as amended, the 2012 ECC) and the Exclusive Channel Collaboration Agreement entered into in December 2015 (the 2015 ECC). Pursuant to these agreements, the Company engages Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburses Intrexon for its cost for time and materials for such work. Additionally, the Company’s future commitments pursuant to the 2012 ECC agreement includes potential cash royalties and the Company’s future commitments pursuant to the 2015 ECC agreement includes potential cash royalties and various developmental milestone payments. The Company paid approximately $3.8 million in milestone payments in July 2019 to Intrexon under the 2012 ECC related to their portion of the CCP milestone payment made in April of 2019, and was expensed during the six months ended June 30, 2019.

For the six months ended June 30, 2019 and 2018, the Company incurred total expenses of approximately $0.1 million and $0.3 million, respectively, for goods and services received from Intrexon for work performed under the 2012 ECC. During

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Related Party Transactions (continued)

the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $0.1 million incurred during the six months ended June 30, 2019, approximately $0.01 million related to direct expenses for work performed by Intrexon and approximately $0.09 million related to pass-through costs. Of the approximately $0.3 million incurred in the six months ended June 30, 2018, approximately $0.1 million related to direct expenses for work performed by Intrexon and approximately $0.2 million related to pass-through costs. The Company’s FCX-007 and FCX-013 development programs are covered under the 2012 ECC and the Company’s arthritis and related conditions program is covered under the 2015 ECC. In addition to the amounts related to direct expenses for work performed, approximately $3.8 million in payments owed to Intrexon related to their portion of the initial CCP milestone payment made in April of 2019, was expensed during the six months ended June 30, 2019. These costs are presented in the Company’s “Condensed Consolidated Statement of Operations” as cost of license, cost of collaboration revenue and research and development expenses - related party.

As of June 30, 2019 and December 31, 2018, the Company had outstanding payables to Intrexon of approximately $3.8 million and $0.1 million for each period respectively. These amounts are presented in the Company’s “Condensed Consolidated Balance Sheets” as related party payable.

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
Note 11.  Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during that period. The diluted income (loss) per share calculation gives effect to dilutive stock options, warrants, convertible preferred stock, convertible notes and other potentially dilutive common stock equivalents outstanding during the period. Diluted income (loss) per share is based on the if-converted method or the treasury stock method, as applicable, and includes the effect from the potential issuance of common stock, such as shares issuable pursuant to the conversion of convertible preferred stock, convertible notes and the exercise of stock options and warrants, assuming the exercise of all "in-the-money" common stock equivalents based on the average market price during the period. Common stock equivalents have been excluded where their inclusion would be anti-dilutive.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Income (Loss) Per Share (continued)

Details in the computation of basic and diluted income (loss) per share is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands except share and per share data)	2019	2018	2019	2018
Income (loss) per share - basic:
Net income (loss)	$11,743	$(2,894)	$8,077	$(5,795)
Less: Dividend paid in-kind to preferred stockholders	(86)	(83)	(171)	(165)
Less: Deemed dividend on preferred stock	(145)	(126)	(285)	(247)
Net income (loss) attributable to common stockholders - basic	$11,512	$(3,103)	$7,621	$(6,207)

Numerator for basic income (loss) per share	$11,512	$(3,103)	$7,621	$(6,207)
Denominator for basic income (loss) per share	9,758,332	6,376,048	9,758,332	6,026,454
Basic income (loss) per common share	$1.18	$(0.49)	$0.78	$(1.03)

Income (loss) per share - diluted:
Numerator for basic income (loss) per share	$11,512	$(3,103)	$7,621	$(6,207)
Adjust: Interest and derivative revaluation expense related to convertible notes	1,338	—	—	—
Adjust: Paid in kind dividend on preferred shares	86	—	171	—
Adjust: Deemed dividend on preferred shares	145	—	285	—
Net income (loss) attributable to common stockholders - diluted	$13,081	$(3,103)	$8,077	$(6,207)

Denominator for basic income (loss) per share	9,758,332	6,376,048	9,758,332	6,026,454
Plus: Incremental shares underlying dilutive “in the money” stock options outstanding	25,257	—	11,483	—
Plus: Incremental common shares underlying convertible notes and related accrued interest	1,169,714	—	—	—
Plus: Incremental common shares underlying preferred stock	744,088	—	740,066	—
Denominator for diluted income (loss) per share	11,697,391	6,376,048	10,509,881	6,026,454
Diluted net income (loss) per common share	$1.12	$(0.49)	$0.77	$(1.03)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
“In the money” stock options	—	36,000	—	36,000
“Out of the money” stock options	286,327	263,467	286,327	263,467
“In the money” warrants	—	1,528,668	—	1,528,668
“Out of the money” warrants	7,392,966	4,903,736	7,392,966	4,903,736
Shares underlying convertible notes	—	1,056,068	1,056,068	1,056,068
Shares underlying convertible accrued interest on convertible notes	—	79,120	125,213	79,120
Shares underlying convertible preferred stock	—	720,000	—	720,000

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12.  Equity

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

The proceeds from the 2017 Series A Preferred Stock Offering (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Preferred Stock issued was calculated as the sum of (i) the value of the Series A Preferred Stock as if it had been converted into the Company’s common stock on the issuance date and (ii) the value of a perpetual annuity paying a 4% dividend rate in conversion shares for five years and 8% thereafter. In connection with the valuation, the following assumptions were used: risk free interest rate of 3.15%, credit spread of 31.27% and a market yield of 34.42%. The application of the relative fair value method resulted in an allocation of gross proceeds to the Series A Preferred Stock of approximately $1.3 million, net of discounts of $3.0 million attributed to the warrants (See Note 5) and $3.7 million from a beneficial conversion feature. The discount attributed to the beneficial conversion feature was immediately amortized as the Series A Preferred Stock has no stated redemption date and is convertible at the issuance date. For the six months ended June 30, 2019 and 2018, the Company recognized approximately $0.1 million in both periods of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

The discount attributed to the warrants is being accreted using the effective interest method and charged as a deemed dividend to additional paid-capital (in the absence of retained earnings), over the five-year period of the Series A Preferred Stock in which the stated dividend rate is 4%. For the six months ended June 30, 2019 and 2018, the Company recognized approximately $0.3 million and $0.2 million, respectively, in deemed dividends due to the accretion of the warrant discount.

The 2017 Series A Preferred Stock Offering securities purchase agreement contains customary representations, warranties, and agreements by the Company. The securities purchase agreement also contains customary prohibitions on

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 12. Equity (continued)

certain Company payments, the incurrence of certain senior and pari passu debt, certain affiliate transactions and the incurrence of certain liens.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly and payable only by way by increasing the stated value of the
Series A Preferred Stock in accordance with the terms of the Certificate of Designation. For the six months ended June 30, 2019 and 2018, cumulative dividends paid in-kind to holders of the Series A Preferred Stock were approximately $0.8 million and $0.4 million, respectively.

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
Note 12. Equity (continued)

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

The common warrants are exercisable immediately at an exercise price of $3.85 per share and will expire five years from the date of issuance. The pre-funded warrants are exercisable immediately at an exercise price of $0.05 per share and may be exercised until they are exercised in full, and as of June 30, 2019 all pre-funded warrants had been exercised. The exercise price and number of shares of the Company’s common stock issuable upon exercise of the common warrants, pre-funded warrants and Underwriter Warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the common warrants and pre-funded warrants.

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
Note 12. Equity (continued)

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 12. Equity (continued)

Note 13.  Income taxes

For the three months ended March 31, 2019 and 2018, the Company did not record a tax expense or benefit. The effective tax rate for the three months ended March 31, 2019 and 2018 was 0%. The effective tax rate for the three months ended March 31, 2019 and 2018 differs from the statutory tax rate due to expected current year and historical losses.  For the six months ended June 30, 2019 and 2018, the Company recorded a tax expense of $0.6 million and $0, respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 was 7.23% and 0%, respectively. The effective tax rate for the six months ended June 30, 2019 differs from the statutory rate primarily due to Pennsylvania state taxes that result from Pennsylvania’s limitation on the use of net operating losses allowed to be utilized against Pennsylvania taxable income generated as a result of the revenue recorded from the CCP Agreement. The Company does not have a net deferred tax asset because it maintains a full valuation allowance against all deferred tax assets as management has determined that it is more likely than not, that the Company will be unable to realize these future tax benefits. As of June 30, 2019, the Company had no uncertain tax positions.

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

At the closing of the CCP Agreement, we received an upfront payment of $7.5 million, and will receive an additional $2.5 million for the first patient enrolled in the Phase 3 clinical trial of FCX-007 and $30 million upon BLA approval of FCX-007 and FCX-007 commercial manufacturing readiness. We are also eligible to receive up to $75 million in sales milestones, consisting of $25 million upon the achievement of $250 million in cumulative FCX-007 net sales and an additional $50 million upon the achievement of $750 million in cumulative FCX-007 net sales. In addition, CCP will pay us a 30% share of the gross profits from FCX-007 sales. We will retain sole ownership of the Rare Pediatric Disease Priority Review Voucher (PRV), which may be granted upon BLA approval of FCX-007. A PRV can be used to obtain priority review for a subsequent New Drug Application or BLA, and can be sold to another entity.

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

CCP has the right to terminate the CCP Agreement at will upon 180 days’ prior written notice. If CCP elects to terminate the agreement at will, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory pay to CCP an amount equal to five percent (5%) of product gross profit in respect of sales of the product in the territory by the Company, its affiliates or licensees in the Initial Indication and any additional indications developed or commercialized by the parties as of the effective date of termination.

CCP may also terminate the CCP Agreement at any time, upon 180 days’ prior written notice to the Company, in the event (i) CCP determines, in its reasonable discretion, that further development or commercialization of FCX-007 is not commercially viable or (ii) CCP determines that development or commercialization of FCX-007 must be terminated because of safety issues outside of CCP’s reasonable control. If CCP elects to terminate the agreement due to either of the specified reasons set forth in the preceding sentence, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory, pay to CCP an amount equal to five percent (5%) of FCX-007 gross profit in respect of sales of FCX-007 in the territory by the Company, its affiliates or licensees in the Initial Indication and any additional indications developed or commercialized by the parties as of the effective date of termination. Either party may, subject to specified cure periods, terminate the CCP Agreement in the event of the other party’s uncured material breach, and either party may terminate the CCP Agreement under specified circumstances relating to the other party’s insolvency. The upfront payment and milestone payments are non-refundable; provided, however, that certain disputed payments may be refunded in accordance with the dispute resolutions procedures set forth in the CCP Agreement.

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

FCX-007 for Recessive Dystrophic Epidermolysis Bullosa (RDEB)

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

Phase 2 Portion of Phase 1/2 Trial of FCX-007 for RDEB

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

We completed the targeted enrollment of six patients ages seven and older in the Phase 2 portion of the Phase 1/2 clinical trial for FCX-007, and have over-enrolled by one patient for a total of seven patients. The Phase 2 population consists of one adult and six pediatric patients. In March 2019, we reported additional positive safety and wound healing data for our ongoing Phase 1/2 trial. To date, FCX-007 has been evaluated in eight wounds across five adult patients. In addition, we completed dosing of a sixth patient—the first pediatric patient treated in the Phase 2 portion of the Phase 1/2 trial for FCX-007—using the expected Phase 3 clinical trial dose regimen. We plan to continue the remaining follow-up visits with all Phase 1/2 patients, but do not intend to dose additional patients as part of the trial. Remaining Phase 2 patients who have not received dosing will be contacted to determine if they would agree to reconsent to participate in the Phase 3 trial of FCX-007.

FCX-007 Phase 3 Clinical Trial

    In October 2018, we completed a Type C meeting with the FDA to discuss the design of a Phase 3 clinical trial protocol for FCX-007. The FDA provided guidance on various clinical trial design aspects and Chemistry, Manufacturing and Control (CMC) requirements of the proposed Phase 3 clinical trial. In November 2018, we received the official minutes from the FDA for the Type C meeting. Based on FDA’s feedback, we prepared a Phase 3 clinical trial protocol for FCX-007 and filed it as part of the briefing package for the Type B meeting in March 2019. We completed a Type B end-of-Phase 2 face-to-face meeting with the FDA in March 2019 to discuss the design of a Phase 3 clinical trial for FCX-007 to support a BLA filing. In the Type B meeting, the FDA provided guidance on various design aspects of our Phase 3 clinical trial, named DEFI-RDEB (dermal fibroblasts-RDEB). Based on the FDA’s guidance, we updated the CMC information filed to the IND in early July 2019. Timing of the updated CMC submission was a strategic decision by us to provide the FDA with time to review the CMC information prior to filing the Phase 3 protocol to mitigate potential review issues.

In late July 2019, we submitted the revised Phase 3 clinical trial protocol to the FCX-007 IND and initiated the Phase 3 trial of FCX-007. The Phase 3 trial is designed as an open label, multi-centered, intra-patient controlled trial expected to enroll 15-20 patients. The Phase 3 trial’s primary outcome measure is the comparison of the proportion of FCX-007 treated and untreated matched wounds with complete wound closure at week 12.

We have executed several start-up tasks for the FCX-007 Phase 3 trial, including completion of a Request for Proposal (RFP) process and selection of a Clinical Research Organization (CRO) to manage the trial; hiring and onboarding of key internal personnel in both regulatory and clinical operations leadership; and ramp-up of staffing in manufacturing and quality.

We continue to project enrollment and dosing of Phase 3 patients will be completed in the third quarter of 2020 and data collection for the primary endpoint will be completed in the fourth quarter of 2020.  If the Phase 3 trial is successful and completed within our projected timeframe, we expect to file a BLA for FCX-007 in 2021.

We have designated our existing, cGMP cell therapy manufacturing facility in Exton, PA as the production site for FCX-007 after incorporation into our IND application. Our multi-product, gene therapy manufacturing facility will be used for the remaining clinical and, if approved, future commercial manufacture of FCX-007, to serve the U.S. market for RDEB.

FCX-007 has received Orphan Drug Designation for the treatment of DEB, including RDEB, Rare Pediatric Disease Designation for the treatment of RDEB and Fast Track Designation for the treatment of RDEB from the FDA. In May 2019, the FDA granted the Regenerative Medicine Advanced Therapy (RMAT) Designation to FCX-007 for the treatment of RDEB.

FCX-013 for Moderate to Severe Localized Scleroderma

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of June 30, 2019, we had an accumulated deficit of approximately $181.0 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

Our financial condition is summarized below as of the following dates and is intended to supplement the more detailed discussion that follows:

	June 30, 2019	December 31, 2018
($ in thousands)
Cash and cash equivalents	$13,675	$14,430

Working capital:
Total current assets	$24,866	$14,535
Less: Total current liabilities	7,101	2,172
Net working capital	$17,765	$12,363

Convertible notes payable (gross principal)	$18,003	$18,003

Stockholders’ equity	$17,863	$9,557

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $13.7 million and net working capital of $17.8 million as of June 30, 2019. Net working capital increased approximately $5.4 million, or 43.7%, from December 31, 2018 to June 30, 2019. This increase is the result primarily from the net income recorded for the first six months of 2019.
Under the terms of the CCP Agreement, we will receive $2.5 million for the first patient enrolled in the Phase 3 clinical trial of FCX-007 and $30 million upon BLA approval of FCX-007 and FCX-007 commercial manufacturing readiness. We are also eligible to receive up to $75 million in sales milestones, consisting of $25 million upon the achievement of $250 million in cumulative FCX-007 net sales and an additional $50 million upon the achievement of $750 million in cumulative FCX-007 net sales. In addition, CCP will pay us a 30% share of the gross profits from FCX-007 sales.
As part of our existing exclusive channel collaboration agreement with Intrexon, we will pay Intrexon 50% of all upfront, milestone and profit share payments from CCP. Payments to Intrexon do not include funds received from CCP in connection with the development and manufacturing costs or payments for the supply of FCX-007.
We believe that our cash and cash equivalents at June 30, 2019 and amounts paid or payable to the Company under the CCP Agreement, including reimbursement of the FCX-007 development cost and the $2.5 million milestone payment for the first patient enrolled in the FCX-007 clinical trial will be sufficient to fund operations into the third quarter of 2020. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations.
Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

•	the cost of clinical activities and outcomes related to our Phase 1/2 clinical trial for FCX-007 and our Phase 3 clinical trial for FCX-007;

•	the costs of clinical activities related to FCX-013, for which we received FDA allowance for our IND in the first quarter of 2018;

•	the cost of additional pre-clinical studies and clinical trials in order to obtain regulatory approvals for our product candidates;

•	the cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications; and

•	the cost of filing, surveillance around, prosecuting, defending and enforcing patent claims.

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

Cash Flows

Our cash flow activity is summarized below for the following periods:

	Six months ended June 30,
($ in thousands)	2019	2018
Net cash flows (used in) provided by:
Operating activities	$(646)	$(7,476)
Investing activities	$(87)	$(83)
Financing activities	$(22)	$5,552

Operating Activities. Cash used in operating activities during the six months ended June 30, 2019 was approximately $0.6 million, which is approximately $6.8 million, or 91% less than the six months ended June 30, 2018. This decrease was primarily the result of the receipt of the $7.5 million milestone received under the CCP agreement in April 2019.

Investing Activities. Cash used in investing activities during both the six months ended June 30, 2019 and 2018 was related solely to equipment and leasehold improvement purchases.

Financing Activities. Cash used in financing activities during the six months ended June 30, 2019 was for offering costs related to the December 2018 Private Placement, and cash provided by financing activities for the six months ended June 30, 2018 was from proceeds related to the May 2018 Registered Direct Offering and the conversion of warrants into common shares.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2019 and 2018

Revenue

For both the three and six months ended June 30, 2019, we recognized approximately $21.2 million in revenue for the first milestone in the CCP agreement, related to the purchase of an exclusive license to commercialize FCX-007 in the United States. In addition we recognized approximately $0.8 million in revenue related to the reimbursement of expenses for FCX-007 in the three and six months ended June 30, 2019, all related to the CCP agreement. See Note 4 for further details on the recognition of revenue related to the CCP agreement. We had no revenues for the 2018 periods.

Cost of Revenues

For both the three and six months ended June 30, 2019, we recognized approximately $5.2 million in expenses. These expenses were the result of an approximately $3.8 million license fee to our clinical partner Intrexon, and approximately $1.4 million in research and development expenses covered under the CCP agreement for reimbursement.

Research and Development Expense

For each of our research and development programs, we incur both direct and indirect expenses. We track direct research and development expenses by program, which include third party costs such as contract research, consulting and preclinical development costs and clinical trial and manufacturing costs. We do not allocate indirect research and development expenses, which may include regulatory, laboratory (equipment and supplies), personnel, facility, process development and other overhead costs (including depreciation and amortization), to specific programs, as these expenses are to be deployed across all of our product candidates. We expect research and development costs to be reduced significantly for the foreseeable future as a result of our ongoing collaboration with CCP.

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2019	2018	% Change	2019	2018	% Change
Direct costs:
FCX-007	$28	$203	(86.2)%	$784	$136	476.5%	(1)
FCX-013	38	76	(50.0)%	69	340	(79.7)%	(2)
Other	—	5	(100.0)%	5	(41)	(112.2)%	(3)
Total direct costs	66	284	(76.8)%	858	435	97.2%
Indirect costs:
Compensation and related expense	158	525	(69.9)%	635	1,052	(39.6)%	(4)
Other indirect R&D costs	372	712	(47.8)%	1,090	1,376	(20.8)%	(5)
Total indirect costs	530	1,237	(57.2)%	1,725	2,428	(29.0)%
Total research and development expense	$596	$1,521	(60.8)%	$2,583	$2,863	(9.8)%

(1)
Costs for our FCX-007 program decreased approximately $0.2 million, or 86.2%, for the three months ended June 30, 2019 compared to the same period in 2018. The decrease for the three month period ended June 30, 2019 was due to the reclassification of the direct costs for this program under the CCP agreement, to cost of collaboration revenue.

Costs for our FCX-007 program increased approximately $.06 million, or 45%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase for the six month period ended June 30, 2019 was primarily related to a $0.5 million purchase of viral vector material and a reduction of $0.5 million in costs related to the settlement of a dispute with a vendor recorded in 2018. All direct costs beginning April 12, 2019 are being reimbursed at 100% under the CCP agreement, and are recorded as part of cost of collaboration revenue.

Through June 30, 2019, we incurred approximately $26.8 million in direct research and development costs related to our FCX-007 program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase 1/2 clinical trial protocol and recruiting patients. Going forward, research and development investments for this program are expected to support clinical product manufacturing, statistical analyses, report generation and future clinical trial costs. Under the terms of the CCP Agreement, CCP will be responsible for the first $20 million in development costs prior to the initial BLA filing with the FDA and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and we will cover 30% of the remaining additional expenses.

(2)
Costs for our FCX-013 program decreased approximately $0.04 million, or 50%, for the three months ended June 30, 2019 compared to the same period in 2018. The decrease for the three month period ended June 30, 2019 was primarily related to an approximately $0.1 million decrease in costs from our clinical partner Intrexon, partially offset by an increase in purchases of lab supplies.

Costs for our FCX-013 program decreased approximately $0.3 million, or 79.7%, for the six months ended June 30, 2019 compared to the same period in 2018. The decrease for the six month period ended June 30, 2019 was primarily related to an approximately $0.2 million decrease in costs from our clinical partner Intrexon, and decreased costs for lab supplies and consulting expenses.

Through June 30, 2019, we incurred approximately $14.4 million in direct research and development costs related to our FCX-013 program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Intrexon. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept and pre-clinical dose-ranging studies. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee meeting preparation expenses, and the design and execution of clinical trials.

(3)	Other costs were not significant for the three and six months ended June 30, 2019 and 2018.

(4)
Compensation and other related expense decreased approximately $0.4 million, or 69.9%, due to the allocation of compensation being reimbursed under the CCP agreement to cost of collaboration revenue. Without this reduction, compensation and related expense increased approximately $0.1 million to $0.6 million, or 16% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase is primarily related to increased salary and bonus costs.

Compensation and other related expense decreased approximately $0.4 million, or 39.6%, for the reasons as described above. Without the reduction from the classification of some of these costs to cost of collaboration revenue, compensation and related expense were comparable for the six months ended June 30, 2019 and June 30, 2018 at approximately $1.1 million for each period.

(5)
Other indirect costs decreased approximately $0.4 million, or 50.1%, for the three months ended June 30, 2019, as compared to the same period in 2018. This decrease was primarily due to the allocation of certain of these costs being reimbursed under the CCP agreement to cost of collaboration revenue. Without this reduction other indirect costs increased 5.0% to approximately $0.8 million. This increase was the result primarily of increased costs for contract labor, lab supplies and facility & equipment repair and maintenance.

Other indirect costs decreased approximately $0.3 million, or 22.0%, for the six months ended June 30, 2019, as compared to the same period in 2018. This decrease was primarily due to the allocation of certain of these costs being reimbursed under the CCP agreement to cost of collaboration revenue. Without this reduction other indirect costs increased 6.5% to approximately $1.5 million. This increase was the result primarily of increased costs for contract labor, lab supplies and facility & equipment repair and maintenance.

Selling, General and Administrative Expense
Selling, general and administrative expense was comprised of the following:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2019	2018	% Change	2019	2018	% Change
Compensation and related expense	$540	$427	26.5%	$960	$875	9.7%	(1)
Professional fees	1,031	366	181.7%	1,626	809	101.0%	(2)
Facilities and related expense and other	885	763	16.0%	1,740	1,511	15.2%	(3)
Total selling, general and administrative expense	$2,456	$1,556	57.8%	$4,326	$3,195	35.4%

(1)
Compensation and related expense increased approximately $0.1 million, or 26.5% for the three months ended June 30, 2019 and 2018. This increase was related primarily to increased employee salary and bonus costs.

Compensation and related expense increased approximately $0.1 million, or 9.7% for the six months ended June 30, 2019 and 2018. This increase was related primarily to increased employee salary and bonus costs.

(2)
Professional fees increased approximately $0.7 million, or 181.7%, for the three months ended June 30, 2019 as compared to the same period in 2018. This increase was due primarily to increased consulting and legal fees related to the CCP Agreement.

Professional fees increased approximately $0.8 million, or 101.0%, for the six months ended June 30, 2019 as compared to the same period in 2018. This increase was due primarily to increased consulting and legal fees related to the CCP Agreement.

(3)
Facilities and related expense and other, increased approximately $0.1 million, or 15.9%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was due primarily to costs associated with new employee acquisition and increased insurance costs.

Facilities and related expense and other, increased approximately $0.2 million, or 15.1%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was due primarily to costs associated with new employee acquisition and increased insurance costs.
Warrant Revaluation Income (Expense)

During the three months ended June 30, 2019 and 2018, we recorded non-cash income of approximately $0.04 million, and $0.1 million, respectively, for warrant revaluation charges in our Condensed Consolidated Statements of Operations. The primary reason for the significant change between the warrant revaluation charges noted above was due to the change in our stock price (from $1.93 to $1.90) during the three months ended June 30, 2019 as compared to the change (from $2.95 to $2.71) in our stock price during the three months ended June 30, 2018.
During the six months ended June 30, 2019 and 2018, we recorded non-cash income of $0.01 million and $0.3 million, respectively, for warrant revaluation charges in our Condensed Consolidated Statements of Operations. The primary reason for the significant change between the warrant revaluation charges noted above was due to the change in our stock price (from $1.50 to $1.90) during the six months ended June 30, 2019 compared to the change (from $3.20 to $2.71) in our stock price during the six months ended June 30, 2018.
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

Derivative Revaluation Income (Expense)

During the three months ended June 30, 2019 and 2018, we recorded non-cash derivative revaluation expense of approximately $1.1 million and non-cash derivative revaluation income of approximately $0.2 million, respectively, for derivative liability revaluation charges in our Condensed Consolidated Statements of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the private placement of an aggregate of $18,087,500 in principal of convertible promissory notes and accompanying warrants to purchase an aggregate of 1,205,840 shares of our common stock to institutional and accredited investors (the 2016 Private Placement). The primary reason for the significant change between the derivative revaluation charges noted above was due to a change in estimate of the probability of a change of control transaction.

During the six months ended June 30, 2019 and 2018, we recorded non-cash derivative revaluation expense of approximately $1.1 million and non-cash derivative revaluation income of approximately $0.2 million, respectively, for derivative liability revaluation charges in our Condensed Consolidated Statements of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the 2016 Private Placement. The primary reason for the significant change between the derivative revaluation charges noted above was due to a change in estimate of the probability of a change of control transaction.

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

Interest Expense

During the three months ended June 30, 2019 and 2018, we recorded interest expense of approximately $0.2 million for each period in our Condensed Consolidated Statements of Operations related to the convertible promissory notes that we issued in the 2016 Private Placement (the Convertible Notes) which bear interest at 4% per annum.

During the six months ended June 30, 2019 and 2018, we recorded interest expense of approximately $0.4 million for each period in our Condensed Consolidated Statements of Operations related to the Convertible Notes which bear interest at 4% per annum.

Other income, net

During the three months ended June 30, 2019 and 2018, we had other income of approximately $0.1 million and $0.04 million, respectively. This increase is due primarily to increased earnings on invested cash balances.

During the six months ended June 30, 2019 and 2018, we had other income of approximately $0.5 million and $0.1 million, respectively. This increase is due primarily to approximately $0.3 million in charges being reimbursed under the FDA grant we received in 2018.

Income taxes

During the three months ended June 30, 2019 , we had income tax expense of approximately $0.6 million. This is due to our effective rate estimated for the year to be approximately 7.23%. We did not record a tax expense for the three months ended June 30, 2018.

During the six months ended June 30, 2019, we had income tax expense of approximately $0.6 million. This is due to our effective rate estimated for the year to be approximately 7.23%. We did not record a tax expense for the six months ended June 30, 2018.

Net Income

Net income increased approximately $14.7 million to approximately $11.8 million for the three months ended June 30, 2019, as compared to the $2.9 million loss for the three months ended June 30, 2018. The increase in net income was due primarily to an approximately $16.6 million increase in gross profits and an approximately $0.9 million decrease in research and development costs, and an approximately $0.1 million increase in other income, partially offset by an approximately $0.9 million increase in selling, general and administrative expenses, an approximately $1.4 million increase in derivative revaluation expense and an approximately $0.6 million increase in income taxes all as described above.

Net income increased approximately $13.9 million to $8.1 million for the six months ended June 30, 2019, as compared to the approximately $5.8 million loss for the three months ended June 30, 2018. The increase in net income was due primarily to an approximately $16.6 million increase in gross profits and an approximately $0.3 million decrease in research and development costs and an approximately $0.3 million increase in other income, partially offset by an approximately $1.1 million increase in selling, general and administrative expenses, an approximately $1.6 million increase in derivative and warrant revaluation expense, and an approximately $0.6 million increase in income taxes all as described above.

Contractual Obligations

During the six months ended June 30, 2019, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2018 Form 10-K.
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

Our summary of significant accounting policies is described in Note 3 to our Consolidated Financial Statements contained in our 2018 Form 10-K. However, please refer to Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q for our new significant policy on revenue, and updated policies and estimates, if applicable, that could impact our results of operations, financial position, and cash flows.
Recently Issued Accounting Pronouncements

See Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for discussion on recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer) concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

3.8	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015)
3.9	Amendment to Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 8, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 24, 2009)
4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed September 8, 2016)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed September 8, 2016)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed March 8, 2017)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed December 11, 2017)

4.6	Form of Underwriter’s Common Stock Purchase Warrant issued in December 2017 offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed December 11, 2017)
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form *-K, filed May 31, 2018)
4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed May 31, 2018)
4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed July 5, 2018)
4.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed July 5, 2018)
10.1	Fibrocell Science, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 14, 2019)
10.2	Form of Award Agreement - ISO Grant Employee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 14, 2019)
10.3	Form of Award Agreement - NQ Grant Employee (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 14, 2019)
10.4	Form of Award Agreement - NQ Grant Director (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 14, 2019)
10.5*†	Co-Development and License Agreement, dated April 12, 2019, by and between Castle Creek Pharmaceuticals, LLC and Fibrocell Science, Inc.

*31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
**32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed herewith
**     Furnished herewith
†     Certain exhibits of this Exhibit have been omitted pursuant to Item 601 (a)(5) of Regulation S-K. Fibrocell Science, Inc. agrees to furnish a copy of this Exhibit to the Securities and Exchange Commission on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBROCELL SCIENCE, INC.

By:	/s/ John M. Maslowski
John M. Maslowski
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	August 14, 2019