Form 10-Q
period 2019-09-30
Fibrocell Science, Inc.
filed 2019-11-14
CIK 357097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐  No ☒
As of November 7, 2019, there were 9,758,332 outstanding shares of the registrant’s common stock, par value $0.001.

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

•	our expectation to close the merger with Castle Creek Pharmaceuticals Holdings (CCP Holdings) in the fourth quarter of 2019;

•	our expectations that we will obtain stockholder approval of the merger with CCP Holdings;

•	our expectation that our existing cash resources will be sufficient to enable us to fund our operations into the first quarter of 2020;

•	our future expenses and capital expenditures;

•	our estimates regarding expenses, future revenues, capital requirements and needs for, and ability to obtain, additional financing;

•	our plans to address our future capital requirements and the consequences of failing to do so;

•
our projection to complete enrollment and dosing of patients in a Phase 3 clinical trial for FCX-007 in the third quarter of 2020 and complete data collection for the primary endpoint in the fourth quarter of 2020;

•	our expectation to file a Biologics License Application (BLA) for FCX-007 in 2021 if the Phase 3 clinical trial for FCX-007 is successful and completed within our projected timeframe;

•	the potential benefits of the co-development and license agreement (CCP License Agreement) between us and Castle Creek Pharmaceuticals, LLC (CCP), an affiliate of CCP Holdings;

•	the potential to earn future milestone and profit share payments under the CCP License Agreement;

•	our plans to complete enrollment of Phase 1 adult patients in a Phase 1/2 clinical trial for FCX-013 in the fourth quarter of 2019;

•	our projection that safety and efficacy data from adult patients in the Phase 1 portion of the clinical trial of FCX-013 will be available in mid-2020;

•	our product development goals under our collaborations with Intrexon Corporation for our product candidates;

•	the potential benefits of Fast Track, Orphan Drug, Rare Pediatric Disease and Regenerative Medicine Advanced Therapy (RMAT) designations;

•	the potential advantages of our product candidates and technologies; and

•	the effect of legal and regulatory developments;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Fibrocell Science, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
($ in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,768	$14,430
Accounts receivable	2,525	—
Contract asset - current	8,124	—
Prepaid expenses and other current assets	1,259	105
Total current assets	18,676	14,535
Property and equipment, net of accumulated depreciation of $2,562 and $2,311, respectively	1,416	1,222
Right of use asset - operating lease	4,403	—
Contract asset - long term	3,330	—
Other assets	1	1
Total assets	$27,826	$15,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,640	$452
Related party payable	72	100
Accrued expenses	1,756	1,470
Lease liability, current - operating lease	198	—
Deferred rent, current	—	150
Total current liabilities	3,666	2,172
Convertible promissory notes, net of debt discount of $18,003 and $18,003, respectively (see Note 6)	—	—
Accrued interest payable	2,334	1,738
Warrant liability	3	152
Derivative liability	6,079	1,474
Lease liability, operating lease	5,003	—
Deferred rent	—	665
Total liabilities	17,085	6,201

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series A nonredeemable convertible preferred stock; 8,000 shares designated, 8,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively; aggregate liquidation preference of $8,860 at September 30, 2019 and $8,600 at December 31, 2018.	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 9,758,332 shares issued and outstanding at September 30, 2019 and December 31, 2018.	10	10
Additional paid-in capital	198,938	198,627
Accumulated deficit	(188,207)	(189,080)
Total stockholders’ equity	10,741	9,557
Total liabilities and stockholders’ equity	$27,826	$15,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
License revenue	$—	$—	$20,979	$—
Collaboration revenue	1,019	—	1,832	—
Total revenues	1,019	—	22,811	—

Cost of license - related party	—	—	3,750	—
Cost of collaboration revenue	1,684	—	3,039	—
Cost of collaboration revenue - related party	2	—	69	—
Total cost of revenue	1,686	—	6,858	—

Gross profit (loss)	(667)	—	15,953	—

Research and development expense	763	1,541	3,306	4,601
Research and development expense - related party (see Note 10)	4	63	44	(134)
Selling, general and administrative expense	2,929	1,501	7,255	4,696
Operating income (loss)	(4,363)	(3,105)	5,348	(9,163)
Other income (expense):
Warrant revaluation income	141	265	149	591
Derivative revaluation income (expense)	(3,522)	87	(4,605)	266
Interest expense	(200)	(194)	(597)	(575)
Other income, net	43	88	515	227
Income (loss) before income taxes	(7,901)	(2,859)	810	(8,654)
Income tax benefit	697	—	63	—
Net income (loss)	(7,204)	(2,859)	873	(8,654)
Dividend paid in-kind to preferred stockholders	(89)	(85)	(260)	(250)
Deemed dividend on preferred stock (see Note 12)	(150)	(130)	(435)	(377)
Net income (loss) attributable to common stockholders	$(7,443)	$(3,074)	$178	$(9,281)

Per Share Information:
Net income (loss):
Basic	$(0.76)	$(0.33)	$0.02	$(1.31)
Diluted	$(0.76)	$(0.33)	$0.02	$(1.31)
Weighted average number of common shares outstanding:
Basic	9,758,332	9,234,869	9,758,332	7,107,678
Diluted	9,758,332	9,234,869	9,776,888	7,107,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)
($ in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	8,000	$—	5,189,755	$26	$187,784	$(178,803)	$9,007
Effect of the May 2018 reverse stock split on common stock and additional paid in capital, beginning balance	—	—	—	(20)	20	—	—
Stock-based compensation expense	—	—	—	—	129	—	129
Conversion of pre-funded warrants	—	—	483,221	—	24	—	24
Net loss	—	—	—	—	—	(2,901)	(2,901)
Balance, March 31, 2018	8,000	$—	5,672,976	$6	$187,957	$(181,704)	$6,259
Stock-based compensation expense	—	—	—	—	131	—	131
May 2018 Registered Direct Offering, net of offering costs of $627	—	—	2,038,224	2	5,371	—	5,373
Exercise of warrants	—	—	129,702	—	499	—	499
Net loss	—	—	—	—	—	(2,894)	(2,894)
Balance, June 30, 2018	8,000	$—	7,840,902	$8	$193,958	$(184,598)	$9,368
Stock -based compensation expense	—	—	—	—	133	—	$133
May 2018 Registered Direct Offering, net of offering costs of $676	—	—	—	—	(49)	—	$(49)
July 2018 Registered Direct Offering, net of offering costs of $494	—	—	1,474,080	1	3,590	—	$3,591
Net loss	—	—	—	—	—	(2,859)	$(2,859)
Balance, September 30, 2018	8,000	$—	9,314,982	$9	$197,632	$(187,457)	$10,184

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	8,000	$—	9,758,332	$10	$198,627	$(189,080)	$9,557
Stock-based compensation expense	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(3,666)	(3,666)
Balance, March 31, 2019	8,000	$—	9,758,332	$10	$198,739	$(192,746)	$6,003
Stock-based compensation expense	—	—	—	—	117	—	117
Net income	—	—	—	—	—	11,743	11,743
Balance, June 30, 2019	8,000	$—	9,758,332	$10	$198,856	$(181,003)	$17,863
Stock-based compensation expense	—	—	—	—	82	—	$82
Net loss	—	—	—	—	—	(7,204)	$(7,204)
Balance, September 30, 2019	8,000	$—	9,758,332	$10	$198,938	$(188,207)	$10,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fibrocell Science, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
($ in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$873	$(8,654)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	311	393
Warrant revaluation income	(149)	(591)
Derivative revaluation expense (income)	4,605	(266)
Depreciation and amortization of long lived assets	251	302
Decrease (increase) in operating assets:
Accounts receivable	(2,525)	—
Contract asset	(11,454)	—
Prepaid expenses and other current assets	(1,106)	229
Increase (decrease) in operating liabilities:
Accounts payable	1,098	258
Related party payable	(28)	(2,240)
Accrued expenses, deferred rent	309	(223)
Accrued lease liabilities - operating lease	(66)	—
Accrued interest payable	596	575
Net cash used in operating activities	(7,285)	(10,217)
Cash flows from investing activities:
Purchase of property and equipment	(340)	(155)
Net cash used in investing activities	(340)	(155)
Cash flows from financing activities:
Payment of deferred offering costs	(37)	(444)
Proceeds from conversion of pre-funded warrants	—	24
Proceeds from conversion of common warrants	—	499
Proceeds from May 2018 Registered Direct Offering, net of offering costs of $640	—	5,360
Proceeds from July 2018 Registered Direct Offering, net of offering costs of $458	—	3,627
Net cash provided by (used in) financing activities	(37)	9,066
Effect of exchange rate changes on cash balances	—	—
Net decrease in cash and cash equivalents	(7,662)	(1,306)
Cash and cash equivalents, beginning of period	14,430	17,417
Cash and cash equivalents, end of period	$6,768	$16,111

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment in accounts payable	$130	$72
Dividend paid in-kind to preferred stockholders	$260	$250
Deemed dividend on preferred stock	$435	$377

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

On April 12, 2019, the Company entered into a co-development and license agreement (CCP License Agreement) with Castle Creek Pharmaceuticals, LLC (CCP) with respect to the development and commercialization of the Company’s lead gene therapy candidate, FCX-007, for the treatment of RDEB.

On September 12, 2019, the Company, Castle Creek Pharmaceutical Holdings, Inc. (CCP Holdings), an affiliate of CCP, and Castle Creek Merger Corp., a Delaware corporation and wholly-owned subsidiary of CCP Holdings (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which, and on the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the Merger). The Company will survive the Merger as a wholly-owned subsidiary of CCP Holdings. A special meeting of the Company’s common stockholders is scheduled to be held on December 10, 2019 to vote on, among other things, a proposal to adopt the Merger Agreement. The Company intends to complete the Merger as soon as reasonably practicable and currently expects to complete the Merger in the fourth quarter of 2019.

Collaboration Agreement with Castle Creek Pharmaceuticals

On April 12, 2019, the Company entered into the CCP License Agreement with CCP with respect to the development and commercialization of the Company’s lead gene therapy candidate, FCX-007, for the treatment of RDEB.

Under the terms of the CCP License Agreement, CCP will receive an exclusive license to commercialize FCX-007 in the United States. CCP will be responsible for the first $20 million in development costs prior to the initial Biologics License Application (BLA) filing with U.S. Food and Drug Administration (FDA) and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and Fibrocell will cover 30% of the remaining additional expenses. The Company will maintain responsibility for the development (including pre-launch manufacturing) of FCX-007 through initial BLA approval of FCX-007, and CCP will be responsible for all post-approval development and commercialization activities for FCX-007. The parties have agreed to negotiate the terms of a manufacturing and supply agreement that will set forth the terms under which the Company will supply CCP commercial quantities of FCX-007. A joint development committee consisting of representatives from the Company and CCP will oversee the development of FCX-007 pursuant to an agreed-upon development plan and budget.

At the closing of the CCP License Agreement, the Company received an upfront payment of $7.5 million, and will receive an additional $2.5 million for the first patient enrolled in the Phase 3 clinical trial of FCX-007 and $30 million upon BLA approval of FCX-007 and FCX-007 commercial manufacturing readiness. The Company is also eligible to receive up to $75 million in sales milestones, consisting of $25 million upon the achievement of $250 million in cumulative FCX-007 net

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business and Organization (continued)

sales and an additional $50 million upon the achievement of $750 million in cumulative FCX-007 net sales. In addition, CCP will pay the Company a 30% share of the gross profits from FCX-007 sales. The Company will retain sole ownership of the Rare Pediatric Disease Priority Review Voucher, which may be granted upon BLA approval of FCX-007.

As part of the Company’s existing exclusive channel collaboration agreement with Intrexon Corporation (Intrexon), the Company will pay Intrexon 50% of all upfront, milestone and profit share payments from CCP. Payments to Intrexon do not include funds received by the Company from CCP in connection with the development and manufacturing costs or payments for supply of FCX-007.

Unless earlier terminated, the CCP License Agreement will expire on the later of (a) expiration of the last to expire valid claim of any FCX-007 patent rights in the United States and (b) forty years from the date of initial BLA approval of FCX-007.

CCP has the right to terminate the CCP License Agreement at will upon 180 days’ prior written notice. If CCP elects to terminate the CCP License Agreement at will, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory pay to CCP an amount equal to five percent (5%) of FCX-007 gross profit in respect of sales of FCX-007 in the territory by the Company, its affiliates or licensees in the initial indication and any additional indications developed or commercialized by the parties as of the effective date of termination.

CCP may also terminate the CCP License Agreement at any time, upon 180 days’ prior written notice to the Company, in the event (i) CCP determines, in its reasonable discretion, that further development or commercialization of FCX-007 is not commercially viable or (ii) CCP determines that development or commercialization of FCX-007 must be terminated because of safety issues outside of CCP’s reasonable control.  If CCP elects to terminate the CCP License Agreement due to either of the specified reasons set forth in the preceding sentence, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory pay to CCP an amount equal to five percent (5%) of FCX-007 gross profit in respect of sales of FCX-007 in the territory by the Company, its affiliates or licensees in the initial indication and any additional indications developed or commercialized by the parties as of the effective date of termination. Either party may, subject to specified cure periods, terminate the CCP License Agreement in the event of the other party’s uncured material breach, and either party may terminate the CCP License Agreement under specified circumstances relating to the other party’s insolvency. The upfront payment and milestone payments are non-refundable; provided, however, that certain disputed payments may be refunded in accordance with the dispute resolutions procedures set forth in the CCP License Agreement.

Based on the Company’s receipt of the upfront payment from CCP and reduction of expenses associated with the development of FCX-007, the Company believes its existing cash will be sufficient to fund operations into the first quarter of 2020.

The Company concluded its strategic alternative review process announced last year, as a result of the execution of the CCP License Agreement with CCP.

Merger Agreement with Castle Creek Pharmaceutical Holdings

On September 12, 2019, the Company, CCP Holdings, and Merger Sub entered into the Merger Agreement, pursuant to which, and on the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company. The Company will survive the Merger as a wholly-owned subsidiary of CCP Holdings. A special meeting of the Company’s common stockholders is scheduled to be held on December 10, 2019 to vote on, among other things, a proposal to adopt the Merger Agreement. The Company intends to complete the Merger as soon as reasonably practicable and currently expects to complete the Merger in the fourth quarter of 2019.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business and Organization (continued)

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than shares held directly by CCP Holdings or Merger Sub and shares owned by Company stockholders who have exercised their appraisal rights under Delaware law) will be converted into the right to receive $3.00 in cash, without interest (the Merger Consideration).

In addition, after the Effective Time, each share of the Company's Series A Convertible Preferred Stock (the Preferred Stock) will remain outstanding (until converted by the holders thereof pursuant to the Consent and Termination Agreement, as defined below herein), and will thereafter only represent the right to receive an amount in cash, without interest, equal to (i) the number of shares of common stock underlying each share of Preferred Stock multiplied by (ii) the Merger Consideration. After the Effective Time, each outstanding Company common stock warrant shall be generally entitled to receive (i) upon any subsequent exercise, an amount equal to the Merger Consideration less the exercise price for such warrant, or (ii) if eligible pursuant to the terms of the warrant, upon notification by the holder of such warrant to the Company within 30 days of the Effective Time, an amount equal to the Black-Scholes value of the warrant. Each stock option issued under the Company's equity incentive plans outstanding immediately prior to the Effective Time, whether vested or unvested, will accelerate and be converted into the right to receive in cash an amount equal to the Merger Consideration minus the exercise price of such stock option.

The Merger Agreement contains customary representations and warranties of the Company, CCP Holdings and Merger Sub, and customary pre-closing covenants, including covenants requiring the Company (i) to conduct its business in the ordinary course, and (ii) to refrain from taking certain actions without CCP Holdings’ consent.

CCP Holdings has obtained financing commitments for the purpose of financing the Merger.

In addition, the Merger Agreement requires that the Company refrain from soliciting proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning, or provide information in connection with, alternative transactions. Prior to the approval of the Merger Agreement by the Company's common stockholders, the Company's Board of Directors may not, without first complying with certain conditions set forth in the Merger Agreement and solely in response to a Superior Proposal (as defined in the Merger Agreement), (i) adopt, approve or recommend, or publicly propose to adopt, approve or recommend, any Acquisition Proposal (as defined in the Merger Agreement), (ii) withdraw, change, qualify, withhold or modify, or publicly propose to withdraw, change, qualify, withhold or modify, its recommendation that the Company's common stockholders adopt the Merger Agreement, (iii) fail to include in the proxy statement to be filed in connection with the Merger the Board of Directors' recommendation that the Company's common stockholders adopt the Merger Agreement, (iv) fail to recommend against any tender offer that constitutes an Acquisition Proposal subject to Regulation 14D under the Securities Exchange Act of 1934, as amended, (v) approve, authorize or cause or permit the Company or its subsidiaries to enter into any acquisition agreement or similar agreement relating to any Acquisition Proposal, or (vi) fail to publicly affirm the Company's Board of Directors' recommendation that the Company's common stockholders adopt the Merger Agreement within five business days following receipt of a written request to do so from CCP Holdings (collectively, a Change of Board Recommendation).

Pursuant to the terms of the Merger Agreement, the consummation of the Merger is subject to certain other customary closing conditions, including, but not limited to, the approval of the Merger by the Company's common stockholders, the receipt of regulatory clearances (to the extent required), the continued effectiveness of certain of the Company's contracts, accuracy of the representations of the Company and the absence of a material adverse effect with respect to the Company, and that no more than 8% of the holders of the outstanding shares of the Company's common stock have exercised or purported to exercise statutory appraisal rights under Delaware law with respect to such shares of common stock. Subject to the satisfaction of the closing conditions, the parties anticipate that the Merger will be consummated during the fourth quarter of 2019.

The Merger Agreement contains certain termination rights for the Company and CCP Holdings. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay CCP Holdings a termination fee of $2.0 million.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business and Organization (continued)

We expect that Fibrocell’s employees will continue as employees of the combined company on completion of the transaction. Until that time, Fibrocell will continue to operate as a separate and independent company.

Liquidity and Financial Condition

The Company expects to continue to incur losses and will require additional capital to advance its product candidates through development to commercialization. For the nine-month period ended September 30, 2019 the Company recorded net income of approximately $0.9 million and used approximately $7.3 million in cash for operations. As of September 30, 2019, the Company had cash and cash equivalents of approximately $6.8 million, working capital of approximately $15.0 million and an accumulated deficit of approximately $188.2 million.

The Company believes that its cash and cash equivalents at September 30, 2019 and amounts paid or payable to the Company under the CCP License Agreement, including reimbursement of FCX-007 development costs and the milestone payment for the first patient enrolled in the Phase 3 clinical trial for FCX-007 will be sufficient to fund operations into the first quarter of 2020.

If the closing of the Merger has not been consummated on or before January 31, 2020, and if the Company is able to obtain all required third party consents, CCP Holdings, has agreed, upon written request by the Company, to advance up to $3 million in funds to the Company no later than January 31, 2020, representing certain future payments to be made by CCP pursuant to the terms of the CCP License Agreement. In the event the Company is unable to obtain all necessary third party consents required to effect the payments advance under the CCP License Agreement by January 15, 2020, the Company would be permitted to raise up to $3 million in additional capital through the sale and issuance of equity securities of the Company in an offering that would not sign or close until a date after the Outside Date (as defined in the Merger Agreement) of the Merger, subject to certain conditions agreed to among the parties.

However, actual cash requirements could differ from management’s projections due to many factors, including costs associated with the Merger, the cost of clinical activities and outcomes related to our current and planned clinical trials, future correspondence with the FDA, enrollment rates for the Company’s clinical trials and unexpected capital expenditures. Accordingly, the foregoing conditions, taken together, continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

To meet its capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Nasdaq has the authority, pursuant to Nasdaq Listing Rule 5550(b)(1), to delist the Company’s common stock if its stockholders’ equity falls below $2.5 million. As of September 30, 2019, the Company’s stockholders’ equity was approximately $10.7 million. If the Company’s stockholders’ equity is hereafter reduced below $2.5 million as a result of operating losses or for other reasons, the Company will fail to meet Nasdaq’s stockholders’ equity requirement. If that occurs, or if the Company is unable to demonstrate to Nasdaq’s satisfaction that it will be able to sustain compliance with this requirement, Nasdaq may delist the Company’s common stock. In addition, even if the Company regains technical compliance with the stockholders’ equity requirement, it will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq, including the requirement that the Company’s common stock continues to trade above $1.00.

The Company is actively monitoring its stockholders’ equity and will consider any and all options available to it to maintain compliance. There can be no assurance, however, that the Company will be able to maintain compliance and meet Nasdaq’s minimum stockholders’ equity requirements.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2. Basis of Presentation

General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements and certain information and footnote disclosures included in the Company’s annual consolidated financial statements and accompanying notes included in the 2018 Form 10-K, filed with the Securities and Exchange Commission (SEC), have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to a fair statement of the results for the interim periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Note 3. Summary of Significant Accounting Policies

Revenue

For the three and nine-month periods ended September 30, 2019 the Company earned 100% of its license and development service revenue from one collaboration partner.
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To achieve this core principle, the Company applied the following five steps:
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

Convertible Instruments

The Company has utilized various types of financing to fund its business needs, including convertible debt and convertible preferred stock with detachable warrants. The Company considers guidance within (ASC) 470-20, Debt with Conversion and Other Options (ASC 470-20), ASC 480, Distinguishing Liabilities from Equity (ASC 480), and ASC 815, Derivatives and Hedging (ASC 815) when accounting for the issuance of its convertible securities. Additionally, the Company reviews the instruments to determine whether they are freestanding or contain an embedded derivative and, if so, whether they should be classified in permanent equity, mezzanine equity or as a liability at each reporting period until the amount is settled and reclassified into equity.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. The Company does not have a net deferred tax asset as of either September 30, 2019 or December 31, 2018. The Company maintains a full valuation allowance against all deferred tax assets as management has determined that it is more likely than not, that the Company will be unable to realize these future tax benefits. As of September 30, 2019 and December 31, 2018, the Company had no uncertain tax positions.

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

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 4. Revenue from Contracts with Customers
CCP Co-development and License Agreement
On April 12, 2019, the Company entered into the CCP License Agreement with CCP with respect to the development and commercialization of the Company’s lead gene therapy candidate, FCX-007, for the treatment of RDEB.

Under the terms of the CCP License Agreement, CCP received an exclusive license to commercialize FCX-007 in the United States. CCP will be responsible for the first $20 million in development costs prior to the initial BLA filing with the FDA and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and the Company will be responsible for 30% of the remaining additional expenses. The Company will maintain responsibility for the development (including pre-launch manufacturing) of FCX-007 through initial BLA approval of FCX-007, and CCP will be responsible for all post-approval development and commercialization activities for FCX-007. The parties have agreed to negotiate the terms of a manufacturing and supply agreement that will set forth the terms under which the Company will supply CCP commercial quantities of FCX-007. A joint development committee consisting of representatives from the Company and CCP will oversee the development of FCX-007 pursuant to an agreed-upon development plan and budget.

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

Unless earlier terminated, the CCP License Agreement will expire on the later of (a) expiration of the last-to-expire valid claim of any FCX-007 patent rights in the United States and (b) forty years from the date of initial BLA approval of FCX-007.

CCP has the right to terminate the CCP License Agreement at will upon 180 days’ prior written notice. If CCP elects to terminate the CCP License Agreement at will, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory pay to CCP an amount equal to five percent (5%) of FCX-007 gross profit in respect of sales of FCX-007 in the territory by the Company, its affiliates or licensees in the Initial Indication and any additional indications developed or commercialized by the parties as of the effective date of termination.

CCP may also terminate the CCP License Agreement at any time, upon 180 days’ prior written notice to the Company, in the event (i) CCP determines, in its reasonable discretion, that further development or commercialization of FCX-007 is not commercially viable or (ii) CCP determines that development or commercialization of FCX-007 must be terminated because of safety issues outside of CCP’s reasonable control. If CCP elects to terminate the CCP License Agreement due to either of the specified reasons set forth in the preceding sentence, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory pay to CCP an amount equal to five percent (5%) of FCX-007 gross profit in respect of sales of FCX-007 in the territory by the Company, its affiliates or licensees in the initial indication and any additional indications developed or commercialized by the parties as of the effective date of termination. Either party may, subject to specified cure periods, terminate the CCP License Agreement in the event of the other party’s uncured material breach, and either party may terminate the CCP License Agreement under specified circumstances relating to the other party’s insolvency. The upfront payment and milestone payments are non-refundable; provided, however, that certain disputed payments may be refunded in accordance with the dispute resolutions procedures set forth in the CCP License Agreement.

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
Revenue attributable to the sale of a right to use the exclusive license for IP was recognized at a point in time when the license transferred to CCP. The Company assessed the relative stand-alone selling price of each performance obligation, utilizing a discounted cash flow model for the license and a cost plus margin model for the research and development services, then allocated the transaction price to each performance obligation based upon their relative stand-alone selling prices. The relative stand-alone selling prices were approximately a 72% / 28% split between the license and research and development services, resulting in approximately $21.0 million, being assigned to the license and approximately $8.2 million being assigned to the research and development services. Therefore the $21.0 million assigned to the license was recognized as revenue in the nine months ended September 30, 2019. A contract asset of $13.5 million has been recorded for the excess of revenue recognized over the $7.5 million upfront payment received.
The remaining revenue of $10.7 million related to the development activities will be recognized over time as those services are delivered based on the cost-to-cost input method. The Company believes the cost-to-cost method provides the most faithful depiction of value transferred to the customer. At September 30, 2019, $8.9 million of this revenue remains unrecognized and is expected be recognized through the first half of 2021 as follows (in millions).

Time Period	Amount
Remainder of 2019	2.5
2020	5.1
2021	1.3
Total	8.9

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

Fibrocell Science, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 4. Revenue from Contracts with Customers (continued)
Disaggregation of Revenue
The following table presents revenue (in thousands) for the three and nine-month periods ended September 30, 2019 disaggregated by revenue type.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue Type
License revenue	$—	$20,979
Collaboration revenue	1,019	1,832
	$1,019	$22,811

Contract Balances
Contract assets primarily relate to our rights to consideration for the license delivered but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. At September 30, 2019 the Company had approximately $11.4 million in contract assets, with approximately $8.1 million classified in current assets and approximately $3.3 million classified in long-term assets. The Company had no asset impairment charges related to contract assets in the period. The following table provides information about contract assets from contracts with customers (in thousands):

Year ended December 31, 2018	Balance at beginning of period	Additions	Deductions	Balance at September 30, 2019
Contract assets:
Unbilled receivables from collaboration partners	$—	$13,479	$(2,025)	$11,454

During the three and nine-month periods ended September 30, 2019, the Company did not recognize any revenue from amounts included in the contract asset balances from performance obligations satisfied in previous periods. The Company has no costs to obtain or fulfill contracts that would qualify for capitalization. Amounts billed to CCP under this arrangement are payable to the Company within 60 days.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5. Leases

The Company has an operating lease for an office, manufacturing and research building, located at 405 Eagleview Boulevard, Exton, Pennsylvania, which consists of approximately 86,500 square feet of space.

The Company entered into this operating lease in April 2011. The lease agreement has a remaining lease term of 3 years, 6 months, and expires in March 2023. The lease also contains an additional five year option for the Company to extend the lease at a fair market value rate, which the Company expects to exercise. The lease term, is the period of the lease not cancellable by the Company, together with periods covered by: (i) renewal options the Company is reasonable certain to exercise, (ii) termination options the Company is reasonable certain not to exercise and (iii) renewal or termination options that are controlled by the lessor.

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

The operating lease cost for the three and nine months ended September 30, 2019 was approximately $0.3 million and $1.0 million, respectively. For the three and nine months ended September 30, 2019, approximately $0.2 million and $0.8 million, respectively was charged to selling, general and administrative expenses and approximately $0.1 million for the three months ended September 30, 2019 and approximately $0.2 million for the nine months ended September 30, 2019 was charged to research and development expenses, with a remaining lease term of 8 years, 6 months, inclusive of the 5 year renewal option the Company expects to exercise.

Cash payments made in the nine months ended September 30, 2019 under the operating lease was approximately $1.0 million.

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5. Leases (continued)

The following table provides a breakdown of our lease balances within our condensed consolidated balance sheet as of September 30, 2019:

Right of use asset - operating lease	$4,403

Lease liabilities - current - operating lease	198

Lease liabilities - long term - operating lease	5,003

Total lease liabilities - operating lease	$5,201

Other information related to our lease is as follows:

September 30,
2019

Remaining lease term- operating lease, in years	8.50 years

Discount rate - operating lease	25.49%

Future minimum lease payments under our non-cancellable operating lease as of September 30, 2019 were as follows:

Year ending December 31,	2019	$368
	2020	1,471
	2021	1,471
	2022	1,471
	2023	1,471
	2024 and thereafter	6,248

	Total	12,500

	Less: imputed interest	(7,299)

	Current and long-term operating lease liability	$5,201

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

The Notes bear interest at four percent (4%) per annum. Interest is earned daily and compounded quarterly and, at the election of the Company at the beginning of each quarter, shall accrue or be paid in cash. If the Company elects to have interest accrue, such interest will not be added to the principal amount of the Notes but such interest shall be subject to additional interest at the rate of four percent (4%) per annum, compounded quarterly, and shall be due and payable upon the earliest of the conversion of the Notes, exercise of the Put Right, exercise of the Prepayment Right or the Maturity Date (in each case, as defined below). Additionally, if the Company elects for interest to accrue, then (i) the Company may elect to repay any such accrued and unpaid interest in cash at any time and from time to time and (ii) each Investor may elect to have the Company repay any such accrued and unpaid interest by delivering such number of shares of the Company’s common stock equal to (x) the amount of the accrued and unpaid interest to be repaid, divided by (y) the greater of (i) the last closing bid price of a share of the Company’s common stock as reported on Nasdaq on the date of such election plus $0.12625, and (ii) the Conversion Price (as defined below). As of September 30, 2019 and for each prior quarterly period since issuance, the Company has elected to accrue interest. At September 30, 2019 the outstanding notes have a principal balance due of approximately $18 million and related accrued interest of approximately $2.3 million.

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

During the three and nine months ending September 30, 2019, there were no conversions of the Notes into shares of the Company’s common stock.

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

Convertible promissory notes outstanding were as follows:

($ in thousands)	September 30, 2019	December 31, 2018
Convertible promissory notes	$18,003	$18,003
Debt discount - warrants	(9,598)	(9,598)
Debt discount - compound bifurcated derivatives	(1,267)	(1,267)
Debt discount - beneficial conversion feature	(7,138)	(7,138)
Convertible promissory notes, net	$—	$—

The debt discount and issuance costs are amortized using the effective interest method over five years, the expected term of the Notes, and is included in interest expense in the Condensed Consolidated Statements of Operations. Amortization for the nine months ended September 30, 2019 and September 30, 2018, including the amortization of the issuance costs, was $0 for both periods. Based on an effective yield of approximately 1157% resulting from the Notes being initially recorded at a full discount, the Company will not recognize any material amounts of amortization until years 2020 and 2021.

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

Changes to the key assumptions or to the scenarios used in the valuation model, including the probability of key events, such as a change of control transaction, and the credit spread could have a material impact to the overall valuation of the

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6. Convertible Notes (continued)

compound bifurcated derivative liability. A 5% change to the probability of a change of control event occurring in 2019 and 2020 would impact the derivative fair value by approximately $0.3 million and $0.2 million, respectively. A 5% change in the estimated credit spread would impact the derivative fair value by approximately $0.2 million. The sensitivity examples provided are included for illustrative purposes only and do not reflect the changes in these assumptions used by the Company. Changes in excess of those illustrated may occur in any period.

The estimated fair value of the compound bifurcated derivative is determined to represent a Level 3 instrument. Significant inputs and assumptions used in the binomial lattice model for the derivative liability are as follows:

($ in thousands except per share data)	September 30, 2019	December 31, 2018
Calculated aggregate value	$6,079	$1,474
Closing price per share of common stock	$2.96	$1.50
Contractual remaining term	6 years, 11 months	7 years, 8 months
Contractual interest rate	4.0%	4.0%
Volume-weighted average conversion rate	$17.04667	$17.04667
Risk-free interest rate (term structure)	1.91% - 2.12%	2.44% - 2.69%
Dividend yield	—	—
Credit Rating	CC	CC
Credit Spread	29.40%	31.77%
Volatility	86.7%	87.5%

The foregoing compound bifurcated derivative was recorded at its estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in derivative revaluation income (expense) in the Company’s Condensed Consolidated Statements of Operations.  The change in estimated fair value of the Company's derivative liability for the nine months ended September 30, 2019 and September 30, 2018 resulted in non-cash income (expense) of approximately $(4.6) million and approximately $0.3 million, respectively.
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

The Company’s outstanding warrants consist of both liability-classified warrants and equity-classified warrants. The following table summarizes outstanding warrants to purchase the Company’s common stock:

	Number of warrants
	September 30, 2019	December 31, 2018	Exercise Price	Expiration Dates
Liability-classified Warrants
Issued with September 2016 Convertible Notes	1,205,840	1,205,840	$22.50	Sept 2021
Total liability-classified warrants	1,205,840	1,205,840

Equity-classified Warrants
Issued in 2017 Series A Preferred Stock Offering	687,468	687,468	$12.69	Mar 2022
Issued in December 2017 Offering - common warrants	2,679,702	2,679,702	$3.85	Dec 2022
Issued in December 2017 Offering - underwriter warrants	87,274	87,274	$4.8125	Dec 2022
Issued in May 2018 Private Placement - common warrants	1,528,668	1,528,668	$2.86	Nov 2023
Issued in May 2018 - underwriter warrants	142,676	142,676	$3.679	May 2023
Issued in July 2018 Private Placement - common warrants	958,152	958,152	$2.70	Jan 2024
Issued in July 2018 - underwriter warrants	103,186	103,186	$3.464	Jul 2023
Total equity-classified warrants	6,187,126	6,187,126

Total outstanding warrants	7,392,966	7,392,966

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Warrants (continued)

The table below is a summary of the Company’s warrant activity during the nine months ended September 30, 2019:

	Number of warrants			Weighted- average exercise price
	Liability-classified	Equity-classified	Total
Outstanding at December 31, 2018	1,205,840	6,187,126	7,392,966	$7.36
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2019	1,205,840	6,187,126	7,392,966	$7.36

Accounting for Liability-Classified Warrants

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in warrant revaluation income in the Company’s Condensed Consolidated Statements of Operations in each subsequent period. The change in the estimated fair value of the warrant liability for the nine months ended September 30, 2019 and September 30, 2018, resulted in non-cash income of approximately $0.1 million and $0.6 million, respectively.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Warrants (continued)

The following table summarizes the calculated aggregate fair values of the liability classified warrants, along with the inputs and assumptions utilized in each calculation:

($ in thousands except per share data)	September 30, 2019	December 31, 2018
Calculated aggregate value	$3	$152
Weighted average exercise price per share	$22.50	$22.50
Closing price per share of common stock	$2.96	$1.50
Volatility	96.7%	94.1%
Weighted average remaining expected life	1 year, 11 months	2 years, 8 months
Risk-free interest rate	1.63%	2.45%
Dividend yield	—	—

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2019.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, money market funds with less than 90 days maturity	$5,661	$—	$—	$5,661
Total Assets	$5,661	$—	$—	$5,661
Liabilities:
Warrant liability	$—	$—	$3	$3
Derivative liability	—	—	6,079	6,079
Total Liabilities	$—	$—	$6,082	$6,082

	December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, money market funds with less than 90 days maturity	$12,290	$—	$—	$12,290
Total Assets	$12,290	$—	$—	$12,290
Liabilities:
Warrant liability	$—	$—	$152	$152
Derivative liability	—	—	1,474	1,474
Total Liabilities	$—	$—	$1,626	$1,626

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8. Fair Value Measurements (continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Common Stock Warrants - Warrant Liability

The reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Warrant
($ in thousands)	Liability
Balance at December 31, 2018	$152
Change in fair value of warrant liability	(149)
Balance at September 30, 2019	$3

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 7 for further discussion of the warrant liability.

Bifurcated Compound Derivative - Derivative Liability

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

Derivative
($ in thousands)	Liability
Balance at December 31, 2018	$1,474
Change in fair value of derivative liability	4,605
Balance at September 30, 2019	$6,079

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

Fair Value of Certain Financial Assets and Liabilities

The Company believes that the fair values of its current assets and liabilities approximate their reported carrying amounts. The fair value of the long-term convertible promissory notes with embedded derivatives was approximately $18.6 million at September 30, 2019, based on Level 3 inputs, compared to a carrying value of $0, as a result of unamortized debt discounts.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Stock-Based Compensation

2019 Equity Incentive Plan

The Company’s Board of Directors (the Board) adopted the 2019 Equity Incentive Plan (the Plan), which was subsequently approved by the Company’s stockholders, effective June 12, 2019.  The Plan superseded and replaced the Company’s 2009 Equity Incentive Plan in its entirety. The Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives. The Plan allows for the issuance of up to 700,000 shares of the Company’s common stock. At September 30, 2019, there were 500,759 options outstanding under the Company’s 2009 Equity Incentive Plan, as amended.

The types of awards that may be granted under the Plan include options (both non-qualified stock options and incentive stock options), stock appreciation rights, stock awards, stock units and other stock-based awards.  The term of each award is determined by the Compensation Committee of the Board at the time each award is granted, provided that the term of the option does not exceed ten years. Vesting schedules for stock options vary, but generally vest 25% per year, over four years for employee options and on the one year anniversary date for non-employee director options.  The Plan had 590,000 shares available for future grants as of September 30, 2019.

Accounting for Stock-Based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the nine months ended September 30, 2019 and September 30, 2018, the weighted average fair market value for options granted was $1.82 and $2.22, respectively.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the Condensed Consolidated Statements of Operations was approximately $0.3 million for the nine-month period ended September 30, 2019 and approximately $0.4 million for the nine-month period ended September 30, 2018.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9. Stock-Based Compensation (continued)

The fair market value of these stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended:

	September 30, 2019	September 30, 2018
Expected term	6 years, 2 months	6 years
Interest rate	2.25%	2.61%
Dividend rate	—	—
Volatility	96.3%	88.0%

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2018	286,712	$46.01	7 years	$—
Granted	325,500	1.82	9 years, 7 months	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(1,453)	211.51	—	—
Outstanding at September 30, 2019(1)	610,759	$22.07	8 years, 1 month	$390
Exercisable at September 30, 2019	228,202	$55.17	5 years, 10 months	$11

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The total fair value of options vested during the nine months ended September 30, 2019 was approximately $0.5 million. Additionally, as of September 30, 2019, there was approximately $0.6 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2 years, 6 months.
The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.
Note 10. Related Party Transactions

The Company and Intrexon are parties to two distinct exclusive channel collaboration agreements including the Exclusive Channel Collaboration Agreement entered into in October 2012 and amended in June 2013 and January 2014 (as amended, the 2012 ECC) and the Exclusive Channel Collaboration Agreement entered into in December 2015 (the 2015 ECC). Pursuant to these agreements, the Company engages Intrexon for support services for the research and development of product candidates covered under the respective agreements and reimburses Intrexon for its cost for time and materials for such work. Additionally, the Company’s future commitments pursuant to the 2012 ECC agreement includes potential cash royalties and the Company’s future commitments pursuant to the 2015 ECC agreement includes potential cash royalties and various developmental milestone payments. The Company paid approximately $3.8 million in milestone payments in July 2019 to Intrexon under the 2012 ECC related to their portion of the CCP milestone payment made in April of 2019, and was expensed during the nine months ended September 30, 2019.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Related Party Transactions (continued)

For the nine months ended September 30, 2019 and 2018, the Company incurred total expenses of approximately $0.1 million and $0.4 million, respectively, for goods and services received from Intrexon for work performed under the 2012 ECC. During the same periods, no expenses were incurred for work performed under the 2015 ECC. Of the $0.1 million incurred during the nine months ended September 30, 2019, approximately $0.01 million related to direct expenses for work performed by Intrexon and approximately $0.09 million related to pass-through costs. Of the approximately $0.4 million incurred in the nine months ended September 30, 2018, approximately $0.1 million related to direct expenses for work performed by Intrexon and approximately $0.3 million related to pass-through costs. The Company’s FCX-007 and FCX-013 development programs are covered under the 2012 ECC and the Company’s arthritis and related conditions program is covered under the 2015 ECC. In addition to the amounts related to direct expenses for work performed, approximately $3.8 million in payments owed to Intrexon related to their portion of the initial CCP milestone payment made in April of 2019, was expensed during the nine months ended September 30, 2019. These costs are presented in the Company’s “Condensed Consolidated Statement of Operations” as cost of license, cost of collaboration revenue and research and development expenses - related party.

As of September 30, 2019 and December 31, 2018, the Company had outstanding payables to Intrexon of approximately $0.1 million and $0.1 million for each period respectively. These amounts are presented in the Company’s “Condensed Consolidated Balance Sheets” as related party payable.

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

Affiliates of Randal J. Kirk (including Intrexon) participated in the Company’s private placement of convertible debt securities in September 2016, more fully described in Note 6, and were issued an aggregate of $6,762,500 in principal of Notes and accompanying Warrants to purchase an aggregate of 450,835 shares of the Company’s common stock. Affiliates of Randal J. Kirk (including Intrexon) participated in the Company's 2017 Series A Preferred Stock Offering (as defined below), more fully described in Note 11, and were issued an aggregate of 3,016 shares of Series A Convertible Preferred Stock (the Series A Preferred Stock) and accompanying Series A Warrants to purchase 259,176 shares of the Company’s common stock. Additionally, affiliates of Randal J. Kirk (including Intrexon) participated in the December 2017 Offering, and were issued an aggregate of 545,456 shares of the Company’s common stock and accompanying warrants to purchase 545,456 shares of the Company’s common stock.
In connection with the execution of the Merger Agreement, on September 12, 2019 the Company also entered into a Consent and Termination Agreement with MSD Credit Opportunity Master Fund L.P. (MSD), Merger Sub and CCP Holdings, and a separate Consent and Termination Agreement with Merger Sub, CCP Holdings and the following affiliates of Randal J. Kirk: Third Security, LLC, NRM VII Holdings I, LLC, Kapital Joe, LLC, Mascara Kaboom, LLC and Intrexon Corporation (the Kirk Affiliates, and collectively, the Termination Agreements). Pursuant to the terms of the Termination Agreements, that certain Securities Purchase Agreement, dated March 7, 2017, by and among the Company and the purchasers named on the signature pages therein (the Securities Purchase Agreement) will be terminated as of immediately prior to the closing of the Merger. As consideration for entry into the Termination Agreements, the Kirk Affiliates and MSD will each receive a promissory note to be issued by the surviving corporation following the Merger, in each case for an amount equal to (and in addition to) the consideration such party is entitled to pursuant to the Merger Agreement in connection with such party's ownership of shares of Series A Preferred Stock. Pursuant to the Termination Agreements and in addition to the foregoing, each of MSD and the Kirk Affiliates also agreed to the treatment of the Series A Preferred Stock under the Merger Agreement and agreed to release all claims related to such party's ownership of equity in the Company.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Related Party Transactions (continued)

In connection with the execution of the Merger Agreement, on September 12, 2019, CCP Holdings also entered into separate Company Security Voting and Support Agreements with the following stockholders of the Company: (i) each of the Kirk Affiliates, and (ii) MSD (collectively, the Support Agreements). Pursuant to the Support Agreements, the participating investors agreed to vote their shares of Company common stock in favor of the Merger and against any competing transaction, to support the economic treatment of such participating investors Company securities held by them as described in the Merger Agreement, and to forbear from taking certain actions detrimental to the Merger.
Note 11.  Income (loss) Per Share

Basic income (loss) per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during that period. The diluted income (loss) per share calculation gives effect to dilutive stock options, warrants, convertible preferred stock, convertible notes and other potentially dilutive common stock equivalents outstanding during the period. Diluted income (loss) per share is based on the if-converted method or the treasury stock method, as applicable, and includes the effect from the potential issuance of common stock, such as shares issuable pursuant to the conversion of convertible preferred stock, convertible notes and the exercise of stock options and warrants, assuming the exercise of all "in-the-money" common stock equivalents based on the average market price during the period. Common stock equivalents have been excluded where their inclusion would be anti-dilutive.

Details in the computation of basic and diluted income (loss) per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands except share and per share data)	2019	2018	2019	2018
Income (loss) per share - basic:
Net income (loss)	$(7,204)	$(2,859)	$873	$(8,654)
Less: Dividend paid in-kind to preferred stockholders	(89)	(85)	(260)	(250)
Less: Deemed dividend on preferred stock	(150)	(130)	(435)	(377)
Net income (loss) attributable to common stockholders - basic	$(7,443)	$(3,074)	$178	$(9,281)

Numerator for basic income (loss) per share	$(7,443)	$(3,074)	$178	$(9,281)
Denominator for basic income (loss) per share	9,758,332	9,234,869	9,758,332	7,107,678
Basic income (loss) per common share	$(0.76)	$(0.33)	$0.02	$(1.31)

Income (loss) per share - diluted:
Numerator for basic income (loss) per share	$(7,443)	$(3,074)	$178	$(9,281)
Adjustments: none	—	—	—	—
Net income (loss) attributable to common stockholders - diluted	$(7,443)	$(3,074)	$178	$(9,281)

Denominator for basic income (loss) per share	9,758,332	9,234,869	9,758,332	7,107,678
Plus: Incremental shares underlying “in the money” stock options outstanding	—	—	18,556	—
Denominator for diluted income (loss) per share	9,758,332	9,234,869	9,776,888	7,107,678
Diluted net income (loss) per common share	$(0.76)	$(0.33)	$0.02	$(1.31)

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Income (Loss) Per Share (continued)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
“In the money” stock options	34,534	—	—	36,000
“Out of the money” stock options	285,259	289,514	285,259	253,514
“In the money” warrants	—	—	—	958,152
“Out of the money” warrants	7,392,966	7,497,642	7,392,966	6,539,490
Shares underlying convertible notes	1,056,068	1,056,068	1,056,068	1,056,068
Shares underlying convertible accrued interest on convertible notes	136,936	90,472	136,936	90,472
Shares underlying convertible preferred stock	760,000	728,000	760,000	728,000

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

Series A Convertible Preferred Stock

In March 2017, the Board authorized the issuance of 8,000 shares of the Series A Preferred Stock. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated March 7, 2017 (Certificate of Designation).

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

The proceeds from the 2017 Series A Preferred Stock Offering (including offering costs) were allocated between the Series A Warrants and Series A Preferred Stock issued in the transaction based upon their respective fair values using the relative fair value (proportional) method. The fair value of the Series A Preferred Stock issued was calculated as the sum of (i) the value of the Series A Preferred Stock as if it had been converted into the Company’s common stock on the issuance date and (ii) the value of a perpetual annuity paying a 4% dividend rate in conversion shares for five years and 8% thereafter. In connection with the valuation, the following assumptions were used: risk free interest rate of 3.15%, credit spread of 31.27% and a market yield of 34.42%. The application of the relative fair value method resulted in an allocation of gross proceeds to the Series A Preferred Stock of approximately $1.3 million, net of discounts of $3.0 million attributed to the warrants (See Note 5) and $3.7 million from a beneficial conversion feature. The discount attributed to the beneficial conversion feature was immediately amortized as the Series A Preferred Stock has no stated redemption date and is convertible at the issuance date. For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $0.02 million in both periods of amortization of the discount on the Series A Preferred Stock as deemed dividends charged to additional paid-in capital (in the absence of retained earnings). The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series A Preferred Stock and the fair market value of the common stock into which the Series A Preferred Stock are convertible at the commitment date.

The discount attributed to the warrants is being accreted using the effective interest method and charged as a deemed dividend to additional paid-capital (in the absence of retained earnings), over the five-year period of the Series A Preferred Stock in which the stated dividend rate is 4%. For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $0.4 million and $0.4 million, respectively, in deemed dividends due to the accretion of the warrant discount.

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

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share of 4% per annum (with such dividend rate increasing to 8% per annum on the five year anniversary of the original issuance of the Series A Preferred Stock), with such dividends compounded quarterly and payable only by way by increasing the stated value of the
Series A Preferred Stock in accordance with the terms of the Certificate of Designation. For the nine months ended September 30, 2019 and 2018, cumulative dividends paid in-kind to holders of the Series A Preferred Stock were approximately $0.9 million and $0.5 million, respectively.

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

In connection with the execution of the Merger Agreement, on September 12, 2019 the Company also entered into a Consent and Termination Agreement with MSD, Merger Sub and CCP Holdings, and a separate Consent and Termination Agreement with Merger Sub, CCP Holdings and the Kirk Affiliates. Pursuant to the terms of the Termination Agreements, the Securities Purchase Agreement will be terminated as of immediately prior to the closing of the Merger. As consideration for entry into the Termination Agreements, the Kirk Affiliates and MSD will each receive a promissory note to be issued by the surviving corporation following the Merger, in each case for an amount equal to (and in addition to) the consideration such party is entitled to pursuant to the Merger Agreement in connection with such party's ownership of shares of Preferred Stock. Pursuant to the Termination Agreements and in addition to the foregoing, each of MSD and the Kirk Affiliates also agreed to the treatment of the Preferred Stock under the Merger Agreement and agreed to release all claims related to such party's ownership of equity in the Company.

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

The common warrants are exercisable immediately at an exercise price of $3.85 per share and will expire five years from the date of issuance. The pre-funded warrants are exercisable immediately at an exercise price of $0.05 per share and may be exercised until they are exercised in full, and as of September 30, 2019 all pre-funded warrants had been exercised. The exercise price and number of shares of the Company’s common stock issuable upon exercise of the common warrants, pre-funded warrants and Underwriter Warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the common warrants and pre-funded warrants.

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

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13.  Income taxes

For the three months ended September 30, 2019 and 2018, the Company recorded a tax benefit of approximately $0.7 million and $0 respectively. This change was primarily due to the approximately $3.5 million derivative valuation expense in the 2019 period, changing the Company’s estimate of year end taxable income to a loss. The effective tax rate for the three months ended September 30, 2019 and 2018 was 8.8% and 0%, respectively. The effective tax rate for the three months ended September 30, 2019 and 2018 differs from the statutory tax rate due to the expected current year and historical losses.

For the nine months ended September 30, 2019 and 2018, the Company recorded a tax benefit of approximately $0.1 million and $0, respectively. The effective tax rate for the nine months ended September 30, 2019 and 2018 was (7.80)% and 0%, respectively. The effective tax rate for the nine months ended September 30, 2019 differs from the statutory rate due primarily to the expected current year and historical losses. The Company does not have a net deferred tax asset because it maintains a full valuation allowance against all deferred tax assets as management has determined that it is more likely than not, that the Company will be unable to realize these future tax benefits. As of September 30, 2019, the Company had no uncertain tax positions.

Fibrocell Science, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 14.  Commitments and Contingencies

On October 18, 2019, October 25, 2019, and November 11, 2019, putative stockholder class actions were filed in the United States District Court for the Southern District of New York styled, respectively, Gonzalez-Aldama v. Fibrocell Science, Inc., et al., Case No. 1:19-cv-09659 (S.D.N.Y.) Braschuk v. Fibrocell Science, Inc., et al., Case No. 1:19-cv-09915 (S.D.N.Y.) and Burnaska v. Fibrocell Science, Inc., et al., Case No. 1:19-cv-10450 (S.D.N.Y.). Additionally, on October 23, 2019, a putative stockholder class action was filed in the United States District Court for the District of Delaware styled Franchi v. Fibrocell Science, Inc. et al., Case No. 1:19-cv-02001 (D. Del.) (together with the Gonzalez-Aldama, Braschuk and Burnaska actions, the Stockholder Actions). The Stockholder Actions assert claims against the Company and members of the Company’s board of directors (the Individual Defendants).

The complaints in the Stockholder Actions allege that the Company and the Individual Defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and Rule 14a-9 promulgated thereunder, by failing to disclose in the preliminary proxy statement regarding the Merger that the Company filed with the SEC on Schedule 14-A on October 11, 2019 (the Proxy Statement) certain financial data regarding the Company, including certain inputs regarding Canaccord Genuity Group Inc.’s financial analyses of the Company, and the substance of confidentiality agreements that may have been executed in relation to the Merger. The complaint in the Burnaska action also alleges that the Proxy Statement omitted information regarding alleged conflicts of interest relating to post-transaction employment of, and benefits to members of the Company’s management. The complaints in the Stockholder Actions also allege that the Individual Defendants violated Section 20(a) of the Exchange Act, as control persons who had the ability to prevent the Proxy Statement from being false and misleading. The Stockholder Actions seek, among other things, an injunction preventing consummation of the Merger, an award of damages, and an award of costs and expenses, including attorneys’ fees.

On October 30, 2019, plaintiff Braschuk sent a letter to the Company’s counsel demanding that the defendants issue an amendment to the Proxy Statement that provides additional disclosures that plaintiff Braschuk alleges were improperly omitted from the Proxy Statement.

On November 11, 2019, plaintiff Burnaska sent a similar letter the Company’s counsel demanding that the defendants issue an amendment to the Proxy Statement that provides additional disclosures.

The Company intends to defend against the Stockholder Actions, however it’s reasonably possible that a loss may be incurred. At this time, the Company is unable to estimate the potential loss or range of losses.

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

Collaboration Agreement with Castle Creek Pharmaceuticals

On April 12, 2019, we entered into a co-development and license agreement (CCP License Agreement) with Castle Creek Pharmaceuticals, LLC (CCP) with respect to the development and commercialization of our lead gene therapy candidate, FCX-007, for the treatment of RDEB.

Under the terms of the CCP License Agreement, CCP will receive an exclusive license to commercialize FCX-007 in the United States. CCP will be responsible for the first $20 million in development costs prior to the initial Biologics License Application (BLA) filing with U.S. Food and Drug Administration (FDA) and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and we will cover 30% of the remaining additional expenses. We will maintain responsibility for the development (including pre-launch manufacturing) of FCX-007 through initial BLA approval of FCX-007, and CCP will be responsible for all post-approval development and commercialization activities for FCX-007. The parties have agreed to negotiate the terms of a manufacturing and supply agreement that will set forth the terms under which we will supply CCP commercial quantities of FCX-007. A joint development committee consisting of representatives from our company and CCP will oversee the development of FCX-007 pursuant to an agreed-upon development plan and budget.

At the closing of the CCP License Agreement, we received an upfront payment of $7.5 million, and will receive an additional $2.5 million for the first patient enrolled in the Phase 3 clinical trial of FCX-007 and $30 million upon BLA approval of FCX-007 and FCX-007 commercial manufacturing readiness. We are also eligible to receive up to $75 million in sales milestones, consisting of $25 million upon the achievement of $250 million in cumulative FCX-007 net sales and an additional $50 million upon the achievement of $750 million in cumulative FCX-007 net sales. In addition, CCP will pay us a 30% share of the gross profits from FCX-007 sales. We will retain sole ownership of the Rare Pediatric Disease Priority Review Voucher (PRV), which may be granted upon BLA approval of FCX-007. A PRV can be used to obtain priority review for a subsequent New Drug Application or BLA, and can be sold to another entity.

As part of our existing exclusive channel collaboration agreement with Intrexon Corporation (Intrexon), we will pay Intrexon 50% of all upfront, milestone and profit share payments from CCP. Payments to Intrexon do not include funds received from CCP in connection with the development and manufacturing costs or payments for supply of FCX-007.

Unless earlier terminated, the CCP License Agreement will expire on the later of (a) expiration of the last-to-expire valid claim of any FCX-007 patent rights in the United States and (b) forty years from the date of initial BLA approval of FCX-007.

CCP has the right to terminate the CCP License Agreement at will upon 180 days’ prior written notice. If CCP elects to terminate the agreement at will, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory pay to CCP an amount equal to five percent (5%) of product gross profit in respect of sales of the product in the territory by the Company, its affiliates or licensees in the Initial Indication and any additional indications developed or commercialized by the parties as of the effective date of termination.

CCP may also terminate the CCP License Agreement at any time, upon 180 days’ prior written notice to the Company, in the event (i) CCP determines, in its reasonable discretion, that further development or commercialization of FCX-007 is not commercially viable or (ii) CCP determines that development or commercialization of FCX-007 must be terminated because of safety issues outside of CCP’s reasonable control. If CCP elects to terminate the agreement due to either of the specified reasons set forth in the preceding sentence, then, among other things, the license granted to CCP will terminate and all rights will revert in their entirety to the Company. In the event of such a termination, the Company shall upon first commercial sale by the Company, its affiliates or licensees in the territory, pay to CCP an amount equal to five percent (5%) of FCX-007 gross profit in respect of sales of FCX-007 in the territory by the Company, its affiliates or licensees in the Initial Indication and any additional indications developed or commercialized by the parties as of the effective date of termination. Either party may, subject to specified cure periods, terminate the CCP License Agreement in the event of the other party’s uncured material breach, and either party may terminate the CCP License Agreement under specified circumstances relating to the other party’s insolvency. The upfront payment and milestone payments are non-refundable; provided, however, that certain disputed payments may be refunded in accordance with the dispute resolutions procedures set forth in the CCP License Agreement.

Based on our receipt of the upfront payment from CCP and reduction of expenses associated with the development of FCX-007, we believe our existing cash will be sufficient to fund operations into the first quarter of 2020.

In connection with the execution of the CCP License Agreement with CCP, we concluded our strategic alternative review process announced last year.

Merger Agreement with Castle Creek Pharmaceutical Holdings

On September 12, 2019, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Castle Creek Pharmaceutical Holdings, Inc. (CCP Holdings), and Castle Creek Merger Corp., a Delaware corporation and wholly-owned subsidiary of CCP Holdings (Merger Sub), pursuant to which, and on the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into us (the Merger). We will survive the Merger as a wholly-owned subsidiary of CCP Holdings. A special meeting of our common stockholders is scheduled to be held on December 10, 2019 to vote on, among other things, a proposal to adopt the Merger Agreement. We intend to complete the Merger as soon as reasonably practicable and currently expect to complete the Merger in the fourth quarter of 2019.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares held directly by CCP Holdings or Merger Sub and shares owned by our stockholders who have exercised their appraisal rights under Delaware law) will be converted into the right to receive $3.00 in cash, without interest (the Merger Consideration).

In addition, after the Effective Time, each share of our Series A Convertible Preferred Stock (the Preferred Stock) will remain outstanding (until converted by the holders thereof pursuant to the Consent and Termination Agreement, as defined below herein), and will thereafter only represent the right to receive an amount in cash, without interest, equal to (i) the number of shares of common stock underlying each share of Preferred Stock multiplied by (ii) the Merger Consideration. After the Effective Time, each of our outstanding common stock warrants shall be generally entitled to receive (i) upon any subsequent exercise, an amount equal to the Merger Consideration less the exercise price for such warrant, or (ii) if eligible pursuant to the terms of the warrant, upon notification by the holder of such warrant to us within 30 days of the Effective Time, an amount equal to the Black-Scholes value of the warrant. Each stock option issued under our equity incentive plans outstanding immediately prior to the Effective Time, whether vested or unvested, will accelerate and be converted into the right to receive in cash an amount equal to the Merger Consideration minus the exercise price of such stock option.

The Merger Agreement contains customary representations and warranties of us, CCP Holdings and Merger Sub, and customary pre-closing covenants, including covenants requiring us (i) to conduct our business in the ordinary course, and (ii) to refrain from taking certain actions without CCP Holdings’ consent.

CCP Holdings has obtained financing commitments for the purpose of financing the Merger.

In addition, the Merger Agreement requires that we refrain from soliciting proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning, or provide information in connection with, alternative transactions. Prior to the approval of the Merger Agreement by our common stockholders, our Board of Directors may not, without first complying with certain conditions set forth in the Merger Agreement and solely in response to a Superior Proposal (as defined in the Merger Agreement), (i) adopt, approve or recommend, or publicly propose to adopt, approve or recommend, any Acquisition Proposal (as defined in the Merger Agreement), (ii) withdraw, change, qualify, withhold or modify, or publicly propose to withdraw, change, qualify, withhold or modify, its recommendation that our common stockholders adopt the Merger Agreement, (iii) fail to include in the proxy statement to be filed in connection with the Merger the Board of Directors' recommendation that our common stockholders adopt the Merger Agreement, (iv) fail to recommend against any tender offer that constitutes an Acquisition Proposal subject to Regulation 14D under the Securities Exchange Act of 1934, as amended, (v) approve, authorize or cause or permit us or our subsidiaries to enter into any acquisition agreement or similar agreement relating to any Acquisition Proposal, or (vi) fail to publicly affirm our Board of Directors' recommendation that our common stockholders adopt the Merger Agreement within five business days following receipt of a written request to do so from CCP Holdings (collectively, a Change of Board Recommendation).

Pursuant to the terms of the Merger Agreement, the consummation of the Merger is subject to certain other customary closing conditions, including, but not limited to, the approval of the Merger by our common stockholders, the receipt of regulatory clearances (to the extent required), the continued effectiveness of certain of our contracts, accuracy of the representations of us and the absence of a material adverse effect with respect to us, and that no more than 8% of the holders of the outstanding shares of our common stock have exercised or purported to exercise statutory appraisal rights under Delaware law with respect to such shares of common stock. Subject to the satisfaction of the closing conditions, the parties anticipate that the Merger will be consummated during the fourth quarter of 2019.

The Merger Agreement contains certain termination rights for us and CCP Holdings. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay CCP Holdings a termination fee of $2.0 million.

We expect that our employees will continue as employees of the combined company on completion of the transaction. Until that time, we will continue to operate as a separate and independent company.

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

We have executed several start-up tasks for the FCX-007 Phase 3 trial, including selection of a Clinical Research Organization (CRO) to manage the trial; hiring and onboarding of key internal personnel in both regulatory and clinical operations leadership; and ramp-up of staffing in manufacturing and quality.

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

FCX-013 for Moderate to Severe Localized Scleroderma

In addition, our second clinical stage gene therapy candidate, FCX-013 is in development for the treatment of moderate to severe localized scleroderma, which manifests as excess production of extracellular matrix, specifically collagen, resulting in thickening of the skin and connective tissue. FCX-013 is designed to be injected under the skin at the location of the fibrotic lesions where the genetically-modified fibroblast cells will produce matrix metalloproteinase 1 (MMP-1) to break down excess collagen accumulation. We previously completed a proof-of-concept study and pre-clinical dose-ranging study for FCX-013. In December 2017, we completed a GLP toxicology/biodistribution study. We submitted an IND application for FCX-013 to the FDA in January 2018, and in March 2018, the FDA allowed the IND to progress to clinical trials. We initiated the first investigator site for clinical enrollment for an open label, single arm Phase 1/2 clinical trial. We are currently enrolling the Phase 1 portion of the Phase 1/2 clinical trial for FCX-013, and expect to complete enrollment of Phase 1 adult patients in the fourth quarter of 2019. We project that safety and efficacy data for the adult patients in the Phase 1 portion of the trial will be available in mid-2020. In addition, we feel FCX-013 may have future potential to expand into its own pipeline, with applications in other sclerotic disorders. We plan to manufacture FCX-013 at our Exton, PA cGMP manufacturing facility.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have experienced losses since our inception. As of September 30, 2019, we had an accumulated deficit of approximately $188.2 million. The process of developing and commercializing our product candidates requires significant research and development efforts and clinical trial work, as well as significant manufacturing and process development. These activities, together with our selling, general and administrative expenses, are expected to continue to result in significant operating losses for the foreseeable future.

Our financial condition is summarized below as of the following dates and is intended to supplement the more detailed discussion that follows:

	September 30, 2019	December 31, 2018
($ in thousands)
Cash and cash equivalents	$6,768	$14,430

Working capital:
Total current assets	$18,676	$14,535
Less: Total current liabilities	3,666	2,172
Net working capital	$15,010	$12,363

Convertible notes payable (gross principal)	$18,003	$18,003

Stockholders’ equity	$10,741	$9,557

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $6.8 million and net working capital of $15.0 million as of September 30, 2019. Net working capital increased approximately $2.6 million, or 21.4%, from December 31, 2018 to September 30, 2019. This increase is the result primarily from amounts billed to CCP under the CCP License Agreement.
Under the terms of the CCP License Agreement, we will receive $2.5 million for the first patient enrolled in the Phase 3 clinical trial of FCX-007 and $30 million upon BLA approval of FCX-007 and FCX-007 commercial manufacturing readiness. We are also eligible to receive up to $75 million in sales milestones, consisting of $25 million upon the achievement of $250 million in cumulative FCX-007 net sales and an additional $50 million upon the achievement of $750 million in cumulative FCX-007 net sales. In addition, CCP will pay us a 30% share of the gross profits from FCX-007 sales.
As part of our existing exclusive channel collaboration agreement with Intrexon, we will pay Intrexon 50% of all upfront, milestone and profit share payments from CCP. Payments to Intrexon do not include funds received from CCP in connection with the development and manufacturing costs or payments for the supply of FCX-007.
We believe that our cash and cash equivalents at September 30, 2019 and amounts paid or payable to the Company under the CCP License Agreement, including reimbursement of FCX-007 development costs and the $2.5 million milestone payment for the first patient enrolled in the Phase 3 clinical trial for FCX-007 will be sufficient to fund operations into the first quarter of 2020. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund operations beyond that point and prior to our business achieving significant net cash from operations.
Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to:

•	the costs associated with the Merger and whether the Merger closes;

•	the cost of clinical activities and outcomes related to our Phase 1/2 clinical trial for FCX-007 and our Phase 3 clinical trial for FCX-007;

•	the costs of clinical activities related to FCX-013, for which we received FDA allowance for our IND in the first quarter of 2018;

•	the cost of additional pre-clinical studies and clinical trials in order to obtain regulatory approvals for our product candidates;

•	the cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications; and

•	the cost of filing, surveillance around, prosecuting, defending and enforcing patent claims.

If the closing of the Merger has not been consummated on or before January 31, 2020, and if we are able able to obtain all required third party consents, CCP Holdings, has agreed, upon written request by us, to advance up to $3 million in funds to us no later than January 31, 2020, representing certain future payments to be made by CCP pursuant to the terms of the CCP License Agreement. In the event we are unable to obtain all necessary third party consents required to effect the payments advance under the CCP License Agreement by January 15, 2020, we would be permitted to raise up to $3 million in additional capital through the sale and issuance of our equity securities in an offering that would not sign or close until a date after the Outside Date (as defined in the Merger Agreement) of the Merger, subject to certain conditions agreed to among the parties.

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

Cash Flows

Our cash flow activity is summarized below for the following periods:

	Nine months ended September 30,
($ in thousands)	2019	2018
Net cash flows (used in) provided by:
Operating activities	$(7,285)	$(10,217)
Investing activities	$(340)	$(155)
Financing activities	$(37)	$9,066

Operating Activities. Cash used in operating activities during the nine months ended September 30, 2019 was approximately $7.3 million, which is approximately $2.9 million, or 28% less than the nine months ended September 30, 2018. This decrease was primarily the result of the receipt of the $7.5 million milestone ($3.75 million, net after paying Intrexon license fee) received under the CCP License Agreement in April 2019.

Investing Activities. Cash used in investing activities during both the nine months ended September 30, 2019 and 2018 was related solely to equipment and leasehold improvement purchases.

Financing Activities. Cash used in financing activities during the nine months ended September 30, 2019 was for offering costs related to the December 2018 Private Placement, and cash provided by financing activities for the nine months ended September 30, 2018 was from proceeds related to the May and July 2018 Registered Direct Offerings and the conversion of warrants into common shares.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

Revenue

For the three months ended September 30, 2019, we recognized approximately $1.0 million in revenue related to the reimbursement of expenses for FCX-007 in the three months ended September 30, 2019, related to the CCP License Agreement. We had no revenue for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, we recognized approximately $21.2 million in revenue for the first milestone in the CCP License Agreement, related to the purchase of an exclusive license to commercialize FCX-007 in the United States. In addition we recognized approximately $1.8 million in revenue related to the reimbursement of expenses for FCX-007 in the nine months ended September 30, 2019, all related to the CCP License Agreement. See Note 4 for further details on the recognition of revenue related to the CCP License Agreement. We had no revenues for the 2018 periods.

Cost of Revenues

For the three months ended September 30, 2019, we recognized approximately $1.7 million in expenses related to revenues. These expenses were the result of approximately $1.7 million in development expenses for FCX-007, which were covered under the CCP License Agreement for reimbursement.

For the nine months ended September 30, 2019, we recognized approximately $6.9 million in expenses related to revenues. These expenses were the result of an approximately $3.8 million license fee to our clinical partner Intrexon as a result of payments under the CCP License Agreement and approximately $3.1 million in development expenses for FCX-007, which were covered under the CCP License Agreement for reimbursement.

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

Direct research and development costs, by major program, and indirect research and development costs, by major component, were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2019	2018	% Change	2019	2018	% Change
Direct costs:
FCX-007	$198	$477	(58.5)%	$982	$613	60.2%	(1)
FCX-013	31	35	(11.4)%	100	375	(73.3)%	(2)
Other	—	5	(100.0)%	5	(36)	(113.9)%	(3)
Total direct costs	229	517	(55.7)%	1,087	952	14.2%
Indirect costs:
Compensation and related expense	27	500	(94.6)%	662	1,552	(57.3)%	(4)
Other indirect R&D costs	511	587	(12.9)%	1,601	1,963	(18.4)%	(5)
Total indirect costs	538	1,087	(50.5)%	2,263	3,515	(35.6)%
Total research and development expense	$767	$1,604	(52.2)%	$3,350	$4,467	(25.0)%

(1)
Costs for our FCX-007 program decreased approximately $0.3 million, or 58.5%, for the three months ended September 30, 2019 compared to the same period in 2018. The decrease for the three month period ended September 30, 2019 was due to the reclassification of the direct costs for this program under the CCP License Agreement, to cost of collaboration revenue.

Costs for our FCX-007 program increased approximately $.4 million, or 60.2%, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase for the nine month period ended September 30, 2019 was primarily related to a $0.5 million purchase of viral vector material and a reduction of $0.5 million in costs related to the settlement of a dispute with a vendor recorded in 2018. All direct costs beginning April 12, 2019 are being reimbursed at 100% under the CCP License Agreement, and are recorded as part of cost of collaboration revenue.

Through September 30, 2019, we incurred approximately $27.8 million in direct research and development costs related to our FCX-007 program, life-to-date, which include non-cash expenses of $6.9 million in stock issuance costs associated with the 2012 ECC with Intrexon. Other costs include product and assay development, key opinion leader development, pre-clinical studies and manufacturing, the design of the Phase 3 clinical trial protocol and recruiting patients. Going forward, research and development investments for this program are expected to support clinical product manufacturing, statistical analyses, report generation and future clinical trial costs. Under the terms of the CCP License Agreement, CCP will be responsible for the first $20 million in development costs prior to the initial BLA filing with the FDA and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and we will cover 30% of the remaining additional expenses.

(2)	Costs for our FCX-013 program were approximately the same for the three month periods ended September 30, 2019 and 2018.

Costs for our FCX-013 program decreased approximately $0.3 million, or 73.3%, for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease for the nine month period ended September 30, 2019 was primarily related to an approximately $0.1 million decrease in costs from our clinical partner Intrexon, and decreased costs for lab supplies and consulting expenses.

Through September 30, 2019, we incurred approximately $14.4 million in direct research and development costs related to our FCX-013 program, life-to-date, which include non-cash expenses of $6.4 million in stock issuance costs with the 2012 ECC with Intrexon. Other costs include product and assay development and pre-clinical work, including execution of our proof-of concept and pre-clinical dose-ranging studies. Going forward, research and development investments for this program are expected to support ongoing product and assay development, pre-clinical study execution, key opinion leader development, National Institutes of Health Recombinant DNA Advisory Committee meeting preparation expenses, and the design and execution of clinical trials.

(3)	Other costs were not significant for the three and nine months ended September 30, 2019 and 2018.

(4)
Compensation and other related expense decreased approximately $0.4 million, or 94.6%, due to the allocation of compensation being reimbursed under the CCP License Agreement to cost of collaboration revenue. Without this reduction, compensation and related expense increased 25.4% to approximately $0.6 million. This increase is primarily related to increased personnel in our clinical group that is managing our clinical trial.

Compensation and other related expense decreased approximately $0.9 million, or 57.3%, for the reasons as described above. Without the reduction from the classification of some of these costs to cost of collaboration revenue, compensation and other related expense for the nine months ended September 30, 2019 increased 10.4% to approximately $1.7 million. This increase is primarily related to increased personnel in our clinical group that is managing our clinical trial.

(5)
Other indirect costs decreased approximately $0.1 million, or 12.9%, for the three months ended September 30, 2019, as compared to the same period in 2018. This decrease was due primarily to the allocation of certain of these costs being reimbursed under the CCP License Agreement to cost of collaboration revenue. Without this reduction other indirect costs increased 27.3% to approximately $0.7 million. This increase was the result primarily of increased costs for contract labor, lab supplies and facility & equipment repair and maintenance.

Other indirect costs decreased approximately $0.4 million, or 18.4%, for the nine months ended September 30, 2019, as compared to the same period in 2018. This decrease was due primarily to the allocation of certain of these costs being reimbursed under the CCP License Agreement to cost of collaboration revenue. Without this reduction other indirect costs increased 12.0% to approximately $2.2 million. This increase was the result primarily of increased costs for contract labor, lab supplies and facility & equipment repair and maintenance.

Selling, General and Administrative Expense
Selling, general and administrative expense was comprised of the following:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2019	2018	% Change	2019	2018	% Change
Compensation and related expense	$476	$431	10.4%	$1,436	$1,306	10.0%	(1)
Professional fees	1,630	331	392.4%	3,256	1,140	185.6%	(2)
Facilities and related expense and other	823	739	11.4%	2,563	2,250	13.9%	(3)
Total selling, general and administrative expense	$2,929	$1,501	95.1%	$7,255	$4,696	54.5%

(1)
Compensation and related expense increased approximately $0.1 million, or 10.4% for the three months ended September 30, 2019 and 2018. This increase was related primarily to increased employee salary and other compensation related costs.

Compensation and related expense increased approximately $0.1 million, or 10.0% for the nine months ended September 30, 2019 and 2018. This increase was related primarily to increased employee salary and other compensation related costs.

(2)
Professional fees increased approximately $1.3 million, or 392.4%, for the three months ended September 30, 2019 as compared to the same period in 2018. This increase was due primarily to increased consulting and legal fees related to the pending Merger with CCP Holdings.

Professional fees increased approximately $2.1 million, or 185.6%, for the nine months ended September 30, 2019 as compared to the same period in 2018. This increase was due primarily to increased consulting and legal fees related to the CCP License Agreement and the pending Merger with CCP Holdings.

(3)
Facilities and related expense and other, increased approximately $0.1 million, or 11.4%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was due primarily to costs associated with new employee acquisition and increased insurance costs.

Facilities and related expense and other, increased approximately $0.3 million, or 13.9%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was due primarily to costs associated with new employee acquisition and increased insurance costs.
Warrant Revaluation Income (Expense)

During the three months ended September 30, 2019 and 2018, we recorded non-cash income of approximately $0.1 million, and $0.3 million, respectively, for warrant revaluation charges in our Condensed Consolidated Statements of Operations. The primary reason for the significant change between the warrant revaluation charges noted above was due to a change in estimate of the probability of a change of control transaction.
During the nine months ended September 30, 2019 and 2018, we recorded non-cash income approximately of $0.1 million and $0.6 million, respectively, for warrant revaluation charges in our Condensed Consolidated Statements of Operations. The primary reason for the significant change between the warrant revaluation charges noted above was due to a change in estimate of the probability of a change of control transaction.
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
Derivative Revaluation Income (Expense)

During the three months ended September 30, 2019 and 2018, we recorded non-cash derivative revaluation (expense) of approximately ($3.5) million and non-cash derivative revaluation income of approximately $0.1 million, respectively, for derivative liability revaluation charges in our Condensed Consolidated Statements of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the private placement of an aggregate of $18,087,500 in principal of convertible promissory notes and accompanying warrants to purchase an aggregate of 1,205,840 shares of our common stock to institutional and accredited investors (the 2016 Private Placement). The primary reason for the significant change between the derivative revaluation charges noted above was due to a change in estimate of the probability of a change of control transaction.

During the nine months ended September 30, 2019 and 2018, we recorded non-cash derivative revaluation (expense) of approximately $(4.6) million and non-cash derivative revaluation income of approximately $0.3 million, respectively, for derivative liability revaluation charges in our Condensed Consolidated Statements of Operations related to a compound bifurcated derivative initially recorded in September 2016 in connection with the 2016 Private Placement. The primary reason for the significant change between the derivative revaluation charges noted above was due to a change in estimate of the probability of a change of control transaction.

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

Interest Expense

During the three months ended September 30, 2019 and 2018, we recorded interest expense of approximately $0.2 million for each period in our Condensed Consolidated Statements of Operations related to the convertible promissory notes that we issued in the 2016 Private Placement (the Convertible Notes) which bear interest at 4% per annum.

During the nine months ended September 30, 2019 and 2018, we recorded interest expense of approximately $0.6 million for each period in our Condensed Consolidated Statements of Operations related to the Convertible Notes which bear interest at 4% per annum.
Other income, net

During the three months ended September 30, 2019 and 2018, we had other income of approximately $0.04 million and $0.09 million, respectively. This decrease is due primarily to decreased earnings on lower invested cash balances.

During the nine months ended September 30, 2019 and 2018, we had other income of approximately $0.5 million and $0.2 million, respectively. This increase is due primarily to approximately $0.3 million in qualified research and development expenses being reimbursed under the FDA grant we received in 2018.

Income taxes (benefit)

During the three months ended September 30, 2019, we had an income tax benefit of approximately $0.7 million. This benefit is due primarily to the estimate of a loss for the year. We did not record a tax expense for the three months ended September 30, 2018.

During the nine months ended September 30, 2019, we had an income tax benefit of approximately $0.1 million. This benefit is due primarily to the estimate of a loss for the year. We did not record a tax expense for the nine months ended September 30, 2018.

Net income (loss)

Net loss increased approximately $4.3 million to approximately $7.2 million for the three months ended September 30, 2019, as compared to the $2.9 million loss for the three months ended September 30, 2018. The increase in net loss was due primarily to an approximately $3.6 million increase in derivative revaluation expense and an approximately $1.4 million increase in selling, general and administrative expenses, partially offset by an approximately $0.7 million income tax benefit, all as described above.

During the nine months ended September 30, 2019, net income was approximately $0.9 million, as compared to the approximately $8.7 million loss for the nine months ended September 30, 2018. This change was due primarily to an approximately $16.0 million increase in gross profits related to the CCP License Agreement, a decrease of approximately $1.1 million in research and development expense, an increase in other income of $0.3 million and an increased tax benefit of approximately $0.1 million. These increases to income were partially offset by increased derivative revaluation expense of approximately $4.9 million, a decrease of approximately $0.5 million in warrant revaluation income and an increase of approximately $2.5 million in selling, general and administrative expenses, all as described above.

Contractual Obligations

During the nine months ended September 30, 2019, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2018 Form 10-K.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

On October 18, 2019, October 25, 2019, and November 11, 2019, putative stockholder class actions were filed in the United States District Court for the Southern District of New York styled, respectively, Gonzalez-Aldama v. Fibrocell Science, Inc., et al., Case No. 1:19-cv-09659 (S.D.N.Y.) Braschuk v. Fibrocell Science, Inc., et al., Case No. 1:19-cv-09915 (S.D.N.Y.) and Burnaska v. Fibrocell Science, Inc., et al., Case No. 1:19-cv-10450 (S.D.N.Y.). Additionally, on October 23, 2019, a putative stockholder class action was filed in the United States District Court for the District of Delaware styled Franchi v. Fibrocell Science, Inc. et al., Case No. 1:19-cv-02001 (D. Del.) (together with the Gonzalez-Aldama, Braschuk and Burnaska actions, the Stockholder Actions). The Stockholder Actions assert claims against us and members of our board of directors (the Individual Defendants).

The complaints in the Stockholder Actions allege that we and the Individual Defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and Rule 14a-9 promulgated thereunder, by failing to disclose in the preliminary proxy statement regarding the Merger that we filed with the SEC on Schedule 14-A on October 11, 2019 (the Proxy Statement) certain financial data regarding us, including certain inputs regarding Canaccord Genuity Group Inc.’s financial analyses of us, and the substance of confidentiality agreements that may have been executed in relation to the Merger. The complaint in the Burnaska action also alleges that the Proxy Statement omitted information regarding alleged conflicts of interest relating to post-transaction employment of, and benefits to members of our management. The complaints in the Stockholder Actions also allege that the Individual Defendants violated Section 20(a) of the Exchange Act, as control persons who had the ability to prevent the Proxy Statement from being false and misleading. The Stockholder Actions seek, among other things, an injunction preventing consummation of the Merger, an award of damages, and an award of costs and expenses, including attorneys’ fees.

On October 30, 2019, plaintiff Braschuk sent a letter to our counsel demanding that the defendants issue an amendment to the Proxy Statement that provides additional disclosures that plaintiff Braschuk alleges were improperly omitted from the Proxy Statement.

On November 11, 2019, plaintiff Burnaska sent a similar letter our counsel demanding that the defendants issue an amendment to the Proxy Statement that provides additional disclosures.

We intend to defend against the Stockholder Actions, however it’s reasonably possible that a loss may be incurred. At this time, we are unable to estimate the potential loss or range of losses.

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

Lawsuits have been filed, and other lawsuits may be filed, against us and members of our board of directors challenging the Merger, and an adverse ruling in any such lawsuit may delay or prevent the completion of the Merger or result in an award of damages against us.

On October 18, 2019 and October 25, 2019, putative stockholder class actions were filed in the United States District Court for the Southern District of New York styled, respectively, Gonzalez-Aldama v. Fibrocell Science, Inc., et al., Case No. 1:19-cv-09659 (S.D.N.Y.) and Braschuk v. Fibrocell Science, Inc., et al., Case No. 1:19-cv-09915 (S.D.N.Y.). Additionally, on October 23, 2019, a putative stockholder class action was filed in the United States District Court for the District of Delaware styled Franchi v. Fibrocell Science, Inc. et al., Case No. 1:19-cv-02001 (D. Del.). The Stockholder Actions assert claims against us and the Individual Defendants.

The complaints in the Stockholder Actions allege that we and the Individual Defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by failing to disclose in the Proxy Statement certain financial data regarding us, including certain inputs regarding Canaccord Genuity Group Inc.’s financial analyses of us, and the substance of confidentiality agreements that may have been executed in relation to the Merger. The complaints in the Stockholder Actions also allege the Individual Defendants violated Section 20(a) of the Exchange Act, as control persons who had the ability to prevent the Proxy Statement from being false and misleading. The Stockholder Actions seek, among other things, an injunction preventing consummation of the Merger, an award of damages, and an award of costs and expenses, including attorneys’ fees.

On October 30, 2019, plaintiff Braschuk sent a letter to our counsel demanding that the defendants issue an amendment to the Proxy Statement that provides additional disclosures that plaintiff Braschuk alleges were improperly omitted from the Proxy Statement.

We and the Individual Defendants believe the Stockholder Actions are without merit and intend to vigorously defend them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. The results of complex legal proceedings are difficult to predict and could delay or prevent the completion of the Merger. The existence of litigation relating to the Merger could impact the likelihood of obtaining stockholder approval of the Merger. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive and could divert management’s attention away from its regular business.
Failure to complete the Merger could negatively impact the price of our common stock, as well as our future business and financial results.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, we may be unable to complete the Merger.
If the Merger is not completed, our ongoing business may be adversely affected as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) some of management's attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us; (iii) we will have expended time and resources that could otherwise have been spent on our existing business; and (iv) we may be required, in certain circumstances, to pay a termination fee of $2 million, as provided in the Merger Agreement.
Additionally, in approving the Merger Agreement, our Board of Directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our common stock represented a 63% premium to the closing price of our common stock on September 11, 2019. If the Merger is not completed, the holders of our common stock will not realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.
The Merger is conditioned on, among other things, the approval of our stockholders. The special meeting of our stockholders to consider and vote upon the Merger and related matters is currently scheduled to be held on December 10, 2019.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what CCP Holdings has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than CCP Holdings. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. If we or CCP Holdings terminate the Merger Agreement and we agree to be or are subsequently acquired by another company, we may in some circumstances be required to pay to CCP Holdings a termination fee of $2 million. Further, our Board of Directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to CCP Holdings its recommendation that our stockholders approve the Merger.
The CCP License Agreement is important to our business. If we or CCP fail to adequately perform under the CCP License Agreement, or if we or CCP terminate the CCP License Agreement, the development and commercialization of FCX-007 would be delayed or terminated and our business would be adversely affected.
The CCP License Agreement is important to our business. Under the terms of the CCP License Agreement, CCP will receive an exclusive license to commercialize FCX-007 in the United States. Under the terms of the CCP License Agreement, CCP will be responsible for the first $20 million in development costs prior to the initial BLA filing with the FDA and manufacturing costs undertaken prior to commercial launch of FCX-007. If such spending exceeds $20 million, CCP will be responsible for 70% of the excess costs and we will cover 30% of the remaining additional expenses. We will maintain responsibility for the development (including pre-launch manufacturing) of FCX-007 through initial BLA approval of FCX-007, and CCP will be responsible for all post-approval development and commercialization activities for FCX-007. We will receive $2.5 million for the first patient enrolled in the Phase 3 clinical trial and $30 million upon BLA approval and commercial manufacturing readiness. We are also eligible to receive up to $75 million in sales milestones, consisting of $25 million upon the achievement of $250 million in cumulative FCX-007 net sales and an additional $50 million upon the achievement of $750 million in cumulative FCX-007 net sales. In addition, CCP will pay us a 30% share of the gross profits from FCX-007 sales.
Under the CCP License Agreement, we are dependent upon CCP to successfully commercialize FCX-007 in the United States. We cannot directly control CCP’s commercialization activities or the resources it allocates to FCX-007. Our interests and CCP’s interests may differ or conflict from time to time, or we may disagree with CCP’s level of effort or resource allocation. CCP may internally prioritize FCX-007 differently than we do or it may not allocate sufficient resources to effectively or optimally commercialize FCX-007. If these events were to occur, our business would be adversely affected. CCP also may not be successful in its efforts to commercialize FCX-007, and we may never receive any additional milestone payments or any profit share payments from CCP.
CCP has the right to terminate the CCP License Agreement at will upon 180 days’ prior written notice. CCP may also terminate the CCP License Agreement at any time, upon 180 days’ prior written notice to us, in the event (i) CCP determines, in its reasonable discretion, that further development or commercialization of FCX-007 is not commercially viable or (ii) CCP determines that development or commercialization of FCX-007 must be terminated because of safety issues outside of CCP’s reasonable control. Either party may, subject to specified cure periods, terminate the CCP License Agreement in the event of the other party’s uncured material breach, and either party may terminate the CCP License Agreement under specified circumstances relating to the other party’s insolvency.
Termination of the CCP License Agreement could cause significant delays in our product development and commercialization efforts that could prevent us from commercializing FCX-007, if approved, without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the CCP License Agreement, CCP agreed to provide funding for certain clinical development activities. If the CCP License Agreement were terminated, we would need to seek additional financing to support the research and development of FCX-007, which may not be available on commercially reasonable terms, if at all. If we are unable to obtain additional financing to support the continued development of FCX-007, we may need to discontinue our development efforts of FCX-007 and our other product candidates, which would have a materially adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Risk Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.   Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
2.1
Agreement and Plan of Merger, dated as of September 12, 2019, among Fibrocell Science Inc., Castle Creek Pharmaceutical Holdings, Inc. and Castle Creek Merger Corp. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed September 13, 2019)

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
10.1
Consent and Termination Agreement, dated as of September 12, 2019, among Fibrocell Science, Inc. and the other signatories thereto (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed September 13, 2019)

10.2
Consent and Termination Agreement, dated as of September 12, 2019 among Fibrocell Science, Inc. Castle Creek Pharmaceutical Holdings, Inc. and MSD Credit Opportunity Master Fund, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 13, 2019).

10.3
Employment Agreement, dated August 20, 2019 by and between Fibrocell Science, Inc. and Sean D. Buckley (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 22, 2019)

10.4
Amended and Restated Employment Agreement, dated August 20, 2019, by and between Fibrocell Science, Inc. and John M. Maslowski (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 22, 2019)

10.5*	Side Letter Agreement, dated September 12, 2019 by and between Castle Creek Pharmaceutical Holdings, Inc., Castle Creek Pharmaceuticals, LLC and Fibrocell Science, Inc.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), required under Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

FIBROCELL SCIENCE, INC.

By:	/s/ John M. Maslowski
John M. Maslowski
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2019

FIBROCELL SCIENCE, INC.

By:	/s/ Sean D. Buckley
Sean D. Buckley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 14, 2019